Form 10-Q
period 2016-09-30
Alcoa Corp
filed 2016-12-01
CIK 1675149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-37816

ALCOA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	81-1789115
(State of incorporation)	(I.R.S. Employer Identification No.)

390 Park Avenue, New York, New York	10022-4608
(Address of principal executive offices)	(Zip code)

212-518-5400

(Registrant’s telephone number including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 25, 2016, 182,869,295 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

EXPLANATORY NOTE

On October 31, 2016, Alcoa Upstream Corporation changed its name to Alcoa Corporation. The separation of Alcoa Corporation from Alcoa Inc. (now Arconic Inc.) became effective at 12:01 a.m. Eastern Standard Time on November 1, 2016. References in this report to “Alcoa Corporation” before its name change refer to Alcoa Upstream Corporation.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Alcoa Corporation

Statement of Combined Operations (unaudited)

(in millions, except per-share amounts)

	Third quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Sales to unrelated parties	$2,075	$2,445	$6,028	$7,867
Sales to related parties (N)	254	234	753	881

Total sales (K)	2,329	2,679	6,781	8,748

Cost of goods sold (exclusive of expenses below)	1,964	2,239	5,761	6,882
Selling, general administrative, and other expenses (A)	92	95	267	261
Research and development expenses	8	14	26	54
Provision for depreciation, depletion, and amortization	181	190	536	594
Restructuring and other charges (D)	17	54	109	297
Interest expense	67	69	197	208
Other (income) expenses, net (J)	(106)	4	(90)	(9)

Total costs and expenses	2,223	2,665	6,806	8,287

Income (loss) before income taxes	106	14	(25)	461
Provision for income taxes (O)	92	77	178	310

Net income (loss)	14	(63)	(203)	151

Less: Net income attributable to noncontrolling interest	20	61	58	188

NET LOSS ATTRIBUTABLE TO ALCOA CORPORATION	$(6)	$(124)	$(261)	$(37)

PRO FORMA EARNINGS PER SHARE ATTRIBUTABLE TO ALCOA CORPORATION COMMON SHAREHOLDERS (A):
Basic	$(0.04)	$(0.68)	$(1.43)	$(0.20)

Diluted	$(0.04)	$(0.68)	$(1.43)	$(0.20)

The accompanying notes are an integral part of the combined financial statements.

Alcoa Corporation

Statement of Combined Comprehensive (Loss) Income (unaudited)

(in millions)

	Alcoa Corporation		Noncontrolling interest		Total
	Third quarter ended September 30,		Third quarter ended September 30,		Third quarter ended September 30,
	2016	2015	2016	2015	2016	2015

Net (loss) income	$(6)	$(124)	$20	$61	$14	$(63)

Other comprehensive (loss) income, net of tax (C):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	20	42	(1)	9	19	51
Foreign currency translation adjustments	32	(743)	45	(298)	77	(1,041)
Net change in unrecognized gains/losses on cash flow hedges	(370)	199	(10)	1	(380)	200

Total Other comprehensive (loss) income, net of tax	(318)	(502)	34	(288)	(284)	(790)

Comprehensive (loss) income	$(324)	$(626)	$54	$(227)	$(270)	$(853)

	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015	2016	2015

Net (loss) income	$(261)	$(37)	$58	$188	$(203)	$151

Other comprehensive (loss) income, net of tax (C):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	19	83	2	14	21	97
Foreign currency translation adjustments	446	(1,357)	184	(516)	630	(1,873)
Net change in unrecognized gains/losses on cash flow hedges	(639)	590	4	(3)	(635)	587

Total Other comprehensive (loss) income, net of tax	(174)	(684)	190	(505)	16	(1,189)

Comprehensive (loss) income	$(435)	$(721)	$248	$(317)	$(187)	$(1,038)

The accompanying notes are an integral part of the combined financial statements.

Alcoa Corporation

Combined Balance Sheet (unaudited)

(in millions)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$241	$557
Restricted cash (H)	1,228	—
Receivables from customers	530	380
Other receivables	162	124
Inventories (F)	1,192	1,172
Prepaid expenses and other current assets	269	333

Total current assets	3,622	2,566

Properties, plants, and equipment	23,145	22,118
Less: accumulated depreciation, depletion, and amortization	13,536	12,728

Properties, plants, and equipment, net	9,609	9,390

Goodwill	155	152
Investments (G & I)	1,362	1,472
Deferred income taxes	753	589
Fair value of derivative contracts (M)	270	997
Other noncurrent assets (I)	1,534	1,247

Total assets	$17,305	$16,413

LIABILITIES
Current liabilities:
Accounts payable, trade	$1,252	$1,379
Accrued compensation and retirement costs	433	313
Taxes, including income taxes	110	136
Other current liabilities	390	558
Long-term debt due within one year	21	18

Total current liabilities	2,206	2,404

Long-term debt, less amount due within one year (H)	1,457	207
Accrued pension benefits (L)	1,580	359
Accrued other postretirement benefits (L)	1,221	78
Environmental remediation (I)	201	207
Asset retirement obligations	549	539
Noncurrent income taxes	351	508
Other noncurrent liabilities and deferred credits	614	598

Total liabilities	8,179	4,900

CONTINGENCIES AND COMMITMENTS (I)

EQUITY
Parent Company net investment	11,458	11,042
Accumulated other comprehensive loss (C)	(4,478)	(1,600)

Total Parent Company investment and Accumulated other comprehensive loss	6,980	9,442

Noncontrolling interest	2,146	2,071

Total equity	9,126	11,513

Total liabilities and equity	$17,305	$16,413

The accompanying notes are an integral part of the combined financial statements.

Alcoa Corporation

Statement of Combined Cash Flows (unaudited)

(in millions)

	Nine months ended September 30,
	2016	2015
CASH FROM OPERATIONS
Net (loss) income	$(203)	$151
Adjustments to reconcile net (loss) income to cash from operations:
Depreciation, depletion, and amortization	536	594
Deferred income taxes	6	(17)
Equity income, net of dividends	34	137
Restructuring and other charges (D)	109	297
Net gain from investing activities – asset sales (G & J)	(164)	(33)
Net periodic pension benefit cost (L)	43	53
Stock-based compensation	24	31
Other	12	25
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) decrease in receivables	(126)	34
Decrease in inventories	25	92
(Increase) decrease in prepaid expenses and other current assets	(22)	33
(Decrease) in accounts payable, trade	(175)	(108)
(Decrease) in accrued expenses	(338)	(288)
(Decrease) increase in taxes, including income taxes	(103)	175
Pension contributions	(45)	(39)
(Increase) in noncurrent assets (I)	(188)	(333)
Increase in noncurrent liabilities	25	18

CASH (USED FOR) PROVIDED FROM OPERATIONS	(550)	822

FINANCING ACTIVITIES
Net transfers from (to) Parent Company	407	(193)
Net change in short-term borrowings (original maturities of three months or less)	—	(1)
Payments on debt (original maturities greater than three months)	(16)	(20)
Distributions to noncontrolling interests	(176)	(71)

CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES	215	(285)

INVESTING ACTIVITIES
Capital expenditures	(258)	(258)
Proceeds from the sale of assets and businesses	112	70
Additions to investments	(3)	(36)
Sales of investments (G)	146	—
Other	(2)	—

CASH USED FOR INVESTING ACTIVITIES	(5)	(224)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	24	(58)

Net change in cash and cash equivalents	(316)	255
Cash and cash equivalents at beginning of year	557	266

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$241	$521

The accompanying notes are an integral part of the combined financial statements.

Alcoa Corporation

Statement of Changes in Combined Equity (unaudited)

(in millions)

	Parent Company net investment	Accumulated other comprehensive loss	Non- controlling interest	Total equity

Balance at June 30, 2015	$11,763	$(1,498)	$2,311	$12,576
Net (loss) income	(124)	—	61	(63)
Other comprehensive (loss) (C)	—	(502)	(288)	(790)
Change in Parent Company net investment	64	—	—	64

Balance at September 30, 2015	$11,703	$(2,000)	$2,084	$11,787

Balance at June 30, 2016	$11,137	$(1,456)	$2,180	$11,861
Net (loss) income	(6)	—	20	14
Other comprehensive (loss) income (C)	—	(318)	34	(284)
Establishment of defined benefit plans (L)	176	(2,704)	—	(2,528)
Change in Parent Company net investment	151	—	—	151
Distributions	—	—	(92)	(92)
Other	—	—	4	4

Balance at September 30, 2016	$11,458	$(4,478)	$2,146	$9,126

Balance at December 31, 2014	$11,915	$(1,316)	$2,474	$13,073
Net (loss) income	(37)	—	188	151
Other comprehensive loss (C)	—	(684)	(505)	(1,189)
Change in Parent Company net investment	(175)	—	—	(175)
Distributions	—	—	(71)	(71)
Other	—	—	(2)	(2)

Balance at September 30, 2015	$11,703	$(2,000)	$2,084	$11,787

Balance at December 31, 2015	$11,042	$(1,600)	$2,071	$11,513
Net (loss) income	(261)	—	58	(203)
Other comprehensive (loss) income (C)	—	(174)	190	16
Establishment of defined benefit plans (L)	176	(2,704)	—	(2,528)
Change in Parent Company net investment	501	—	—	501
Distributions	—	—	(176)	(176)
Other	—	—	3	3

Balance at September 30, 2016	$11,458	$(4,478)	$2,146	$9,126

The accompanying notes are an integral part of the combined financial statements.

Alcoa Corporation

Notes to the Combined Financial Statements (unaudited)

(dollars in millions, except per-share amounts)

A. Basis of Presentation – The interim Combined Financial Statements of Alcoa Corporation (or the “Company”) are unaudited. These Combined Financial Statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The results reported in these Combined Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The 2015 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). This Form 10-Q report should be read in conjunction with the Combined Financial Statements for the three-year period ended December 31, 2015 included in the Information Statement filed on October 11, 2016 as Exhibit 99.1 to Alcoa Corporation’s Form 10, which includes all disclosures required by GAAP.

References in these Notes to “ParentCo” refer to Alcoa Inc., a Pennsylvania corporation, and its consolidated subsidiaries (through October 31, 2016, at which time was renamed Arconic Inc.).

Separation Transaction. On September 28, 2015, ParentCo’s Board of Directors preliminarily approved a plan to separate ParentCo into two standalone, publicly-traded companies (the “Separation Transaction”). One company was named Alcoa Corporation and will include the Alumina and Primary Metals segments, which comprise the bauxite mining, alumina refining, aluminum production, and energy operations of ParentCo, as well as the Warrick, IN rolling operations and the 25.1% equity interest in the rolling mill at the joint venture in Saudi Arabia, both of which are part of ParentCo’s Global Rolled Products segment. ParentCo, which will change its name to Arconic Inc., will continue to own the Global Rolled Products (except for the aforementioned rolling operations to be included in Alcoa Corporation), Engineered Products and Solutions, and Transportation and Construction Solutions segments.

The Separation Transaction was subject to a number of conditions, including, but not limited to: final approval by ParentCo’s Board of Directors (see below); the continuing validity of the private letter ruling from the Internal Revenue Service regarding certain U.S. federal income tax matters relating to the transaction; receipt of an opinion of legal counsel regarding the qualification of the distribution, together with certain related transactions, as a transaction that is generally tax-free for U.S. federal income tax purposes; and the U.S. Securities and Exchange Commission (the “SEC”) declaring effective a Registration Statement on Form 10, as amended, filed with the SEC on October 11, 2016 (effectiveness was declared by the SEC on October 17, 2016).

On September 29, 2016, ParentCo’s Board of Directors approved the completion of the Separation Transaction by means of a pro rata distribution by ParentCo of 80.1% of the outstanding common stock of Alcoa Corporation to ParentCo shareholders of record as of the close of business on October 20, 2016 (the “Record Date”). Arconic will retain the remaining 19.9% of Alcoa Corporation common stock. At the time of the Separation Transaction, ParentCo shareholders will receive one share of Alcoa Corporation common stock for every three shares of ParentCo common stock held as of the close of business on the Record Date. ParentCo shareholders will receive cash in lieu of fractional shares.

In connection with the Separation Transaction, as of October 31, 2016, Alcoa Corporation entered into certain agreements with Arconic to implement the legal and structural separation between the two companies, govern the relationship between Alcoa Corporation and Arconic after the completion of the Separation Transaction, and allocate between Alcoa Corporation and Arconic various assets, liabilities and obligations, including, among other things, employee benefits, environmental liabilities, intellectual property, and tax-related assets and liabilities. These agreements included a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement, Transition Services Agreement and certain Patent, Know-How, Trade Secret License and Trademark License Agreements.

On November 1, 2016, the Separation Transaction was completed and became effective at 12:01 a.m. Eastern Standard Time. To effect the Separation Transaction, ParentCo undertook a series of transactions to separate the net assets and certain legal entities of ParentCo, resulting in a cash payment of approximately $1,100 to ParentCo by Alcoa Corporation with the net proceeds of a previous debt offering (see Note H). In conjunction with the Separation Transaction, 146,159,428 shares of Alcoa Corporation common stock were distributed to ParentCo shareholders. Additionally, Arconic retained 36,311,767 shares of Alcoa Corporation common stock representing its 19.9% retained interest. “Regular-way” trading of Alcoa Corporation’s common stock began with the opening of the New York Stock Exchange on November 1, 2016 under the ticker symbol “AA.” Alcoa Corporation’s common stock has a par value of $0.01 per share.

ParentCo incurred costs to evaluate, plan, and execute the Separation Transaction, and Alcoa Corporation was allocated a pro rata portion of those costs based on segment revenue. ParentCo recognized $55 and $118 in the 2016 third quarter and nine-month period, respectively, and $12 in both the 2015 third quarter and nine-month period for costs related to the Separation Transaction, of which $23 and $54 was allocated to Alcoa Corporation in the 2016 third quarter and nine-month period, respectively, and $6 was allocated to Alcoa Corporation in both the 2015 third quarter and nine-month period. The allocated amounts were included in Selling, general administrative, and other expenses on the accompanying Statement of Combined Operations.

Basis of Presentation. The Combined Financial Statements of Alcoa Corporation are prepared in conformity with GAAP and require management to make certain judgments, estimates, and assumptions. These may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They also may affect the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates upon subsequent resolution of identified matters. The Combined Financial Statements of Alcoa Corporation include the accounts of Alcoa Corporation and companies in which Alcoa Corporation has a controlling interest. Intercompany transactions have been eliminated. The equity method of accounting is used for investments in affiliates and other joint ventures over which Alcoa Corporation has significant influence but does not have effective control. Investments in affiliates in which Alcoa Corporation cannot exercise significant influence are accounted for on the cost method.

Principles of Combination. The Combined Financial Statements include certain assets and liabilities that have historically been held at ParentCo’s corporate level but are specifically identifiable or otherwise attributable to Alcoa Corporation. All significant transactions and accounts within Alcoa Corporation have been eliminated. All significant intercompany transactions between ParentCo and Alcoa Corporation have been included within Parent Company net investment in these Combined Financial Statements.

Cost Allocations. The Combined Financial Statements of Alcoa Corporation include general corporate expenses of ParentCo that were not historically charged to Alcoa Corporation for certain support functions that are provided on a centralized basis, such as expenses related to finance, audit, legal, information technology, human resources, communications, compliance, facilities, employee benefits and compensation, and research and development activities. These general corporate expenses are included in the accompanying Statement of Combined Operations within Cost of goods sold, Selling, general administrative and other expenses, and Research and development expenses. These expenses have been allocated to Alcoa Corporation on the basis of direct usage when identifiable, with the remainder allocated based on Alcoa Corporation’s segment revenue as a percentage of ParentCo’s total segment revenue for both Alcoa Corporation and Arconic. In the nine months ended September 30, 2016 and 2015, the amounts for Research and development expenses in the accompanying Statement of Combined Operations and the table below include an immaterial correction for an over-allocation of such expenses in the six months ended June 30, 2016 and 2015.

In preparing the Combined Financial Statements for the nine months ended September 30, 2016 and 2015, management discovered that the amounts for Research and development expenses previously reported for the six months ended June 30, 2016 and 2015 included an immaterial error due to an over-allocation of such expenses of $10 and $18, respectively. The amounts for Research and development expenses in the accompanying Statement of Combined Operations and the table below for the nine months ended September 30, 2016 and 2015 are correctly stated. The referenced prior periods not presented herein that included such over-allocation will be revised, as applicable, in future filings.

All external debt not directly attributable to Alcoa Corporation has been excluded from the accompanying Combined Balance Sheet of Alcoa Corporation. Financing costs related to these debt obligations have been allocated to Alcoa Corporation based on the ratio of capital invested in Alcoa Corporation to the total capital invested by ParentCo in both Alcoa Corporation and Arconic, and are included in the accompanying Statement of Combined Operations within Interest expense.

The following table reflects the allocations of those detailed above:

	Third quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Cost of goods sold*	$13	$22	$39	$70
Selling, general administrative, and other expenses	47	43	124	112
Research and development expenses	—	4	2	14
Provision for depreciation, depletion, and amortization	5	6	15	18
Restructuring and other charges**	1	5	1	15
Interest expense	59	63	178	190
Other (income) expenses, net	1	7	(8)	9

*	Allocation principally relates to ParentCo’s retained pension and other postemployment benefits expenses for closed and sold operations.
**	Allocation primarily relates to layoff programs for ParentCo employees.

Management believes the assumptions regarding the allocation of ParentCo’s general corporate expenses and financing costs are reasonable.

Nevertheless, the Combined Financial Statements of Alcoa Corporation may not include all of the actual expenses that would have been incurred and may not reflect Alcoa Corporation’s combined results of operations, financial position, and cash flows had it been a standalone company during the periods presented. Actual costs that would have been incurred if Alcoa Corporation had been a standalone company would depend on multiple factors, including organizational structure, capital structure, and strategic decisions made in various areas, including information technology and infrastructure. Transactions between Alcoa Corporation and ParentCo, including sales to Arconic, have been included as related party transactions in these Combined Financial Statements and are considered to be effectively settled for cash at the time the transaction is recorded. The total net effect of the settlement of these transactions is reflected in the accompanying Statement of Combined Cash Flows as a financing activity and in the accompanying Combined Balance Sheet as Parent Company net investment.

Cash is managed centrally with certain net earnings reinvested locally and working capital requirements met from existing liquid funds. Accordingly, the cash and cash equivalents held by ParentCo at the corporate level were not attributed to Alcoa Corporation for any of the periods presented. Only cash amounts specifically attributable to Alcoa Corporation are reflected in the accompanying Combined Balance Sheet. Transfers of cash, both to and from ParentCo’s centralized cash management system, are reflected as a component of Parent Company net investment in the accompanying Combined Balance Sheet and as a financing activity on the accompanying Combined Statement of Cash Flows.

The income tax provision in the accompanying Combined Statement of Operations has been calculated as if Alcoa Corporation was operating on a standalone basis and filed separate tax returns in the jurisdictions in which it operates. Therefore cash tax payments and items of current and deferred taxes may not be reflective of Alcoa Corporation’s actual tax balances prior to or subsequent to the Separation Transaction.

Pro Forma Earnings per Share. For all periods presented, the pro forma earnings per share included on the accompanying Statement of Combined Operations was calculated based on the 182,471,195 shares of Alcoa Corporation common stock distributed on November 1, 2016 in conjunction with the completion of the Separation Transaction (see above). Prior to November 1, 2016, Alcoa Corporation did not have any issued and outstanding common stock. Additionally, the same number of shares was used to calculate both basic and diluted pro forma earnings per share since no Alcoa Corporation employee equity awards were outstanding prior to the Separation Transaction.

B. Recently Adopted and Recently Issued Accounting Guidance

Adopted

On January 1, 2016, Alcoa Corporation adopted changes issued by the Financial Accounting Standards Board (FASB) to the presentation of extraordinary items. Such items are defined as transactions or events that are both unusual in nature and infrequent in occurrence, and, previously, were required to be presented separately in an entity’s income statement, net of income tax, after income from continuing operations. The changes eliminate the concept of an extraordinary item and, therefore, the presentation of such items is no longer required. Notwithstanding this change, an entity is still required to present and disclose a transaction or event that is both unusual in nature and infrequent in occurrence in the notes to the financial statements. The adoption of these changes had no impact on the Combined Financial Statements.

On January 1, 2016, Alcoa Corporation adopted changes issued by the FASB to the analysis an entity must perform to determine whether it should consolidate certain types of legal entities. These changes (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships, and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The adoption of these changes had no impact on the Combined Financial Statements.

On January 1, 2016, Alcoa Corporation adopted changes issued by the FASB to the presentation of debt issuance costs. Previously, such costs were required to be presented as a noncurrent asset in an entity’s balance sheet and amortized into interest expense over the term of the related debt instrument. The changes require that debt issuance costs be presented in an entity’s balance sheet as a direct deduction from the carrying value of the related debt liability. The amortization of debt issuance costs remains unchanged. The FASB issued an update to these changes based on an announcement of the staff of the SEC. This update provides an exception to the FASB changes allowing debt issuance costs related to line-of-credit arrangements to continue to be presented as an asset regardless of whether there are any outstanding borrowings under such arrangement.

This additional change also was adopted by Alcoa Corporation on January 1, 2016. The adoption of these changes had an immaterial impact on the Combined Financial Statements.

Issued

In January 2016, the FASB issued changes to equity investments. These changes require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. Additionally, the impairment assessment of equity investments without readily determinable fair values has been simplified by requiring a qualitative assessment to identify impairment. These changes become effective for Alcoa Corporation on January 1, 2018. Management is currently evaluating the potential impact of these changes on the Combined Financial Statements.

In February 2016, the FASB issued changes to the accounting and presentation of leases. These changes require lessees to recognize a right of use asset and lease liability on the balance sheet for all leases with terms longer than 12 months. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right of use asset and lease liability. Additionally, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonably certain to exercise an option to extend the lease, exercise a purchase option, or not exercise an option to terminate the lease. These changes become effective for Alcoa Corporation on January 1, 2019. Management is currently evaluating the potential impact of these changes on the Combined Financial Statements.

In March 2016, the FASB issued changes to employee share-based payment accounting. Currently, an entity must determine for each share-based payment award whether the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes results in either an excess tax benefit or a tax deficiency. Excess tax benefits are recognized in additional paid-in capital; tax deficiencies are recognized either as an offset to accumulated excess tax benefits, if any, or in the income statement. Excess tax benefits are not recognized until the deduction reduces taxes payable. The changes require all excess tax benefits and tax deficiencies related to share-based payment awards to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Additionally, the presentation of excess tax benefits related to share-based payment awards in the statement of cash flows is changed. Currently, excess tax benefits must be separated from other income tax cash flows and classified as a financing activity. The changes require excess tax benefits to be classified along with other income tax cash flows as an operating activity. Also, the changes require cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity. Currently, there is no specific guidance on the classification in the statement of cash flows of cash paid by an employer to the tax authorities when directly withholding shares for tax-withholding purposes. Additionally, for a share-based award to qualify for equity classification it cannot partially settle in cash in excess of the employer’s minimum statutory withholding requirements. The changes permit equity classification of share-based awards for withholdings up to the maximum statutory tax rates in applicable jurisdictions. These changes become effective for Alcoa Corporation on January 1, 2017. Management has determined that the adoption of these changes will not have a material impact on the Combined Financial Statements.

In March 2016, the FASB issued changes eliminating the requirement for an investor to adjust an equity method investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held as a result of an increase in the level of ownership interest or degree of influence. Additionally, an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting must recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. These changes become effective for Alcoa Corporation on January 1, 2017. Management has determined that the adoption of these changes will not have an immediate impact on the Combined Financial Statements. This guidance will need to be considered in the event any of Alcoa Corporation’s investments undergo a change as previously described.

In March 2016, the FASB issued changes to derivative instruments designated as hedging instruments. These changes clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met.

These changes become effective for Alcoa Corporation on January 1, 2017. Management has determined that the adoption of these changes will not have an immediate impact on the Combined Financial Statements. This guidance will need to be considered in the event the existing counterparty to any of Alcoa Corporation’s derivative instruments changes to a new counterparty.

In June 2016, the FASB added a new impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The CECL model applies to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. These changes become effective for Alcoa Corporation on January 1, 2020. Management is currently evaluating the potential impact of these changes on the Combined Financial Statements.

In August 2016, the FASB issued changes to the classification of certain cash receipts and cash payments within the statement of cash flows. The guidance identifies eight specific cash flow items and the sections where they must be presented within the statement of cash flows. These changes become effective for Alcoa Corporation on January 1, 2018 and early adoption is permitted. Management is currently evaluating the potential impact of these changes on the Combined Financial Statements.

C. Accumulated Other Comprehensive Loss

The following table details the activity of the three components that comprise Accumulated other comprehensive loss for both Alcoa Corporation and noncontrolling interest:

	Alcoa Corporation		Noncontrolling Interest
	Third quarter ended September 30,		Third quarter ended September 30,
	2016	2015	2016	2015
Pension and other postretirement benefits (L)
Balance at beginning of period	$(353)	$(383)	$(53)	$(59)
Establishment of defined benefit plans	(2,704)	—	—	—
Other comprehensive income (loss):
Unrecognized net actuarial loss and prior service cost/benefit	(22)	49	(1)	10
Tax benefit (expense)	17	(11)	—	(1)

Total Other comprehensive (loss) income before reclassifications, net of tax	(5)	38	(1)	9

Amortization of net actuarial loss and prior service cost/benefit(1)	38	5	1	—
Tax expense(2)	(13)	(1)	(1)	—

Total amount reclassified from Accumulated other comprehensive loss, net of tax(6)	25	4	—	—

Total Other comprehensive income (loss)	20	42	(1)	9

Balance at end of period	$(3,037)	$(341)	$(54)	$(50)

Foreign currency translation
Balance at beginning of period	$(1,437)	$(1,282)	$(640)	$(569)
Other comprehensive income (loss)(3)	32	(743)	45	(298)

Balance at end of period	$(1,405)	$(2,025)	$(595)	$(867)

Cash flow hedges (M)
Balance at beginning of period	$334	$167	$11	$(6)
Other comprehensive (loss) income:
Net change from periodic revaluations	(434)	302	20	1
Tax benefit (expense)	95	(105)	(6)	—

Total Other comprehensive (loss) income before reclassifications, net of tax	(339)	197	14	1

Net amount reclassified to earnings:
Aluminum contracts(4)	4	2	—	—
Energy contracts(5)	(50)	—	(34)	—

Sub-total	(46)	2	(34)	—
Tax benefit(2)	15	—	10	—

Total amount reclassified from Accumulated other comprehensive income (loss), net of tax(6)	(31)	2	(24)	—

Total Other comprehensive (loss) income	(370)	199	(10)	1

Balance at end of period	$(36)	$366	$1	$(5)

	Alcoa Corporation		Noncontrolling Interest
	Nine months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Pension and other postretirement benefits (L)
Balance at beginning of period	$(352)	$(424)	$(56)	$(64)
Establishment of defined benefit plans	(2,704)	—	—	—
Other comprehensive income:
Unrecognized net actuarial loss and prior service cost/benefit	(44)	90	—	13
Tax benefit (expense)	25	(21)	—	(1)

Total Other comprehensive (loss) income before reclassifications, net of tax	(19)	69	—	12

Amortization of net actuarial loss and prior service cost/benefit(1)	58	21	3	4
Tax expense(2)	(20)	(7)	(1)	(2)

Total amount reclassified from Accumulated other comprehensive loss, net of tax(6)	38	14	2	2

Total Other comprehensive income	19	83	2	14

Balance at end of period	$(3,037)	$(341)	$(54)	$(50)

Foreign currency translation
Balance at beginning of period	$(1,851)	$(668)	$(779)	$(351)
Other comprehensive income (loss)(3)	446	(1,357)	184	(516)

Balance at end of period	$(1,405)	$(2,025)	$(595)	$(867)

Cash flow hedges (M)
Balance at beginning of period	$603	$(224)	$(3)	$(2)
Other comprehensive (loss) income:
Net change from periodic revaluations	(779)	813	35	(4)
Tax benefit (expense)	170	(242)	(10)	1

Total Other comprehensive (loss) income before reclassifications, net of tax	(609)	571	25	(3)

Net amount reclassified to earnings:
Aluminum contracts(4)	(1)	25	—	—
Energy contracts(5)	(50)	—	(34)	—
Interest rate contracts(5)	7	—	5	—

Sub-total	(44)	25	(29)	—
Tax benefit (expense)(2)	14	(6)	8	—

Total amount reclassified from Accumulated other comprehensive income (loss), net of tax(6)	(30)	19	(21)	—

Total Other comprehensive (loss) income	(639)	590	4	(3)

Balance at end of period	$(36)	$366	$1	$(5)

(1)	These amounts were included in the computation of net periodic benefit cost for pension and other postretirement benefits (see Note L).
(2)	These amounts were included in Provision for income taxes on the accompanying Statement of Combined Operations.
(3)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.
(4)	These amounts were included in Sales on the accompanying Statement of Combined Operations.
(5)	These amounts were included in Other income, net on the accompanying Statement of Combined Operations.
(6)	A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings. These amounts were reflected on the accompanying Statement of Combined Operations in the line items indicated in footnotes 1 through 5.

D. Restructuring and Other Charges – In the third quarter and nine-month period of 2016, Alcoa Corporation recorded Restructuring and other charges of $17 and $109, respectively.

Restructuring and other charges in the 2016 third quarter included $17 for layoff costs related to cost reduction initiatives, including the separation of approximately 30 employees (Aluminum segment) and related pension settlement costs (see Note L); a net credit of $1 for other miscellaneous items; and a net charge of $1 related to corporate actions of ParentCo allocated to Alcoa Corporation.

In the 2016 nine-month period, Restructuring and other charges included $84 for additional net costs related to decisions made in the fourth quarter of 2015 to permanently close and demolish the Warrick (Indiana) smelter and to curtail the Wenatchee (Washington) smelter and Point Comfort (Texas) refinery (see below); $28 for layoff costs related to cost reduction initiatives, including the separation of approximately 60 employees (Aluminum segment) and related pension settlement costs (see Note L); a net charge of $1 related to corporate actions of ParentCo allocated to Alcoa Corporation; and $4 for the reversal of a number of small layoff reserves related to prior periods.

In the 2016 nine-month period, costs related to the closure and curtailment actions included accelerated depreciation of $70 related to the Warrick smelter as it continued to operate during the 2016 first quarter; $24 ($4 in the 2016 third quarter) for the reversal of severance costs initially recorded in the 2015 fourth quarter; and $38 ($2 in the 2016 third quarter) in other costs. Additionally in the 2016 nine-month period, remaining inventories, mostly operating supplies and raw materials, were written down to their net realizable value, resulting in a charge of $5, which was recorded in Cost of goods sold on the accompanying Statement of Combined Operations. The other costs of $38 ($2 in the 2016 third quarter) represent $30 ($3 in the 2016 third quarter) for contract termination, $4 (($3) in the 2016 third quarter) in asset retirement obligations for the rehabilitation of a coal mine related to the Warrick smelter, and $4 ($2 in the 2016 third quarter) in other related costs. Additional charges may be recognized in future periods related to these actions.

In the third quarter and nine-month period of 2015, Alcoa recorded Restructuring and other charges of $54 and $297, respectively.

Restructuring and other charges in the 2015 third quarter included $42 for charges related to the decision to curtail the remaining capacity (887,000 metric-tons-per-year) at the refinery in Suriname; $11 for exit costs related to the decision to permanently shut down and demolish a power station (see below); $3 for layoff costs; and $2 for the reversal of a few layoff reserves related to prior periods.

In the 2015 nine-month period, Restructuring and other charges included $190 for exit costs related to decisions to permanently shut down and demolish a smelter and a power station (see below); $80 for the separation of approximately 800 employees (680 in the Aluminum segment and 120 combined in the Alumina and Bauxite segments), supplier contract-related costs, and other charges associated with the decisions to curtail the remaining capacity at both the refinery in Suriname (1,330,000 metric-tons-per-year) and the São Luís smelter (74,000 metric-ton-per-year); $24 related to post-closing adjustments associated with two December 2014 divestitures; $14 for layoff costs, including the separation of approximately 150 employees (Aluminum segment); a net credit of $5 related to corporate actions of ParentCo allocated to Alcoa Corporation; and $6 for the reversal of a number of small layoff reserves related to prior periods.

In the second quarter of 2015, management approved the permanent shutdown and demolition of the Poços de Caldas smelter (capacity of 96,000 metric-tons-per-year) in Brazil and the Anglesea power station (including the closure of a related coal mine) in Australia.

The entire capacity at Poços de Caldas has been temporarily idled since May 2014 and the Anglesea power station was shut down at the end of August 2015. Demolition and remediation activities related to the Poços de Caldas smelter and the Anglesea power station began in late 2015 and are expected to be completed by the end of 2026 and 2020, respectively.

The decision on the Poços de Caldas smelter was due to management’s conclusion that the smelter was no longer competitive as a result of challenging global market conditions for primary aluminum that had not dissipated, which led to the initial curtailment, and higher costs. For the Anglesea power station, the decision was made because a sale process did not result in a sale and there would have been imminent operating costs and financial constraints related to this site in the remainder of 2015 and beyond, including significant costs to source coal from available resources, necessary maintenance costs, and a depressed outlook for forward electricity prices. The Anglesea power station previously supplied approximately 40 percent of the power needs for the Point Henry smelter, which was closed in August 2014.

In the 2015 nine-month period, costs related to the shutdown actions included asset impairments of $86, representing the write-off of the remaining book value of all related properties, plants, and equipment; $22 ($11 in the 2015 third quarter) for the layoff of approximately 90 employees (80 in the Energy segment and 10 in the Aluminum segment); including $11 in pension costs (see Note L); and $82 in other exit costs. Additionally in the 2015 nine-month period, remaining inventories, mostly operating supplies and raw materials, were written down to their net realizable value, resulting in a charge of $4, which was recorded in Cost of goods sold on the accompanying Statement of Combined Operations. The other exit costs of $82 represent $45 in asset retirement obligations and $29 in environmental remediation, both of which were triggered by the decisions to permanently shut down and demolish the aforementioned structures in Brazil and Australia (including the rehabilitation of a related coal mine), and $8 in supplier and customer contract-related costs.

Alcoa Corporation does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating such charges to segment results would have been as follows:

	Third quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Bauxite	$—	$7	$—	$9
Alumina	(1)	30	1	43
Aluminum	20	1	88	148
Cast Products	—	—	—	—
Energy	(3)	11	19	63
Rolled Products	—	—	—	—

Segment total	16	49	108	263
Corporate	1	5	1	34

Total restructuring and other charges	$17	$54	$109	$297

As of September 30, 2016, approximately 45 of the 60 employees associated with 2016 restructuring programs and approximately 2,500 of the 2,700 employees associated with 2015 restructuring programs were separated. As of March 31, 2016, the separations associated with the 2014 restructuring programs were essentially complete. Most of the remaining separations for the 2016 restructuring programs and all of the remaining separations for the 2015 restructuring programs are expected to be completed by the end of 2016.

In the 2016 third quarter and nine-month period, cash payments of $2 and $5, respectively, were made against layoff reserves related to 2016 restructuring programs, $11 and $62, respectively, were made against layoff reserves related to 2015 restructuring programs, and less than $1 and $1, respectively, were made against layoff reserves related to 2014 restructuring programs.

Activity and reserve balances for restructuring charges were as follows:

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2014	$50	$13	$63

2015:
Cash payments	(65)	(1)	(66)
Restructuring charges	199	423	622
Other*	(47)	(420)	(467)

Reserve balances at December 31, 2015	137	15	152

2016:
Cash payments	(64)	(22)	(86)
Restructuring charges	27	42	69
Other*	(52)	2	(50)

Reserve balances at September 30, 2016	$48	$37	$85

*	Other includes reversals of previously recorded restructuring charges and the effects of foreign currency translation. In the 2016 nine-month period, Other for layoff costs also included a reclassification of $14 in pension benefit costs, as this obligation was included in Alcoa Corporation’s separate liability for pension benefits obligations (see Note L). Additionally in the 2016 nine-month period, Other for other exit costs also included a reclassification of $7 in asset retirement obligations, as this liability was included in Alcoa Corporation’s separate reserve for asset retirement obligations. In 2015, Other for layoff costs also included a reclassification of $35 in pension and other postretirement benefits costs, as these obligations were included in Alcoa Corporation’s separate liability for pension and other postretirement benefits obligations. Additionally in 2015, Other for other exit costs also included a reclassification of the following restructuring charges: $76 in asset retirement and $86 in environmental obligations, as these liabilities were included in Alcoa Corporation’s separate reserves for asset retirement obligations and environmental remediation.

The remaining reserves are expected to be paid in cash during the remainder of 2016, with the exception of approximately $30 to $35, which is expected to be paid over the next several years for penalties under certain contracts as a result of a curtailment of a U.S. smelter and ongoing site remediation work.

E. Acquisitions and Divestitures – In July 2016, Alcoa Corporation’s wholly-owned subsidiary, Alcoa Power Generating Inc., reached an agreement to sell its 215-megawatt Yadkin Hydroelectric Project (Yadkin) to ISQ Hydro Aggregator LLC. Yadkin encompasses four hydroelectric power developments (reservoirs, dams and powerhouses), known as High Rock, Tuckertown, Narrows and Falls, situated along a 38-mile stretch of the Yadkin River through the central part of North Carolina. This transaction is expected to close in the first half of 2017, subject to customary federal and state regulatory approvals. Upon completion of this transaction, Alcoa Corporation will pay to Arconic the after-tax proceeds it receives in accordance with the Separation and Distribution Agreement entered into by both companies in conjunction with the Separation Transaction (see Note A). The power generated by Yadkin is primarily sold into the open market. Yadkin generated sales of approximately $20 in 2015, and had approximately 35 employees as of September 30, 2016. The carrying value of the net assets to be sold was $127 as of both September 30, 2016 and December 31, 2015, which consist mostly of properties, plants, and equipment.

F. Inventories

	September 30, 2016	December 31, 2015
Finished goods	$175	$139
Work-in-process	184	171
Bauxite and alumina	401	445
Purchased raw materials	301	295
Operating supplies	131	122

	$1,192	$1,172

At September 30, 2016 and December 31, 2015, the total amount of inventories valued on a LIFO basis was $298 and $361, respectively. If valued on an average-cost basis, total inventories would have been $139 and $172 higher at September 30, 2016 and December 31, 2015, respectively.

G. Investments – A summary of unaudited financial information for Alcoa Corporation’s equity investments is as follows (amounts represent 100% of investee financial information):

	Third quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Sales	$888	$1,015	$2,684	$2,872
Cost of goods sold	840	796	2,200	2,353
Net (loss) income	(6)	20	23	(66)

In April 2016, Alcoa Corporation’s majority-owned subsidiary, Alcoa of Australia Limited (AofA), sold its 20% interest in a consortium, DBP, the owner and operator of the Dampier to Bunbury Natural Gas Pipeline (DBNGP) in Western Australia, to the only other member of the consortium, DUET Group. AofA received $145 (A$192) in cash, which was included in Sales of investments on the accompanying Statement of Combined Cash Flows, and recorded a gain of $27 (A$35) ($11 (A$15) after-tax and noncontrolling interest) in Other income, net on the accompanying Statement of Combined Operations. Prior to this transaction, AofA’s 20% interest was previously classified as an equity investment on Alcoa Corporation’s Combined Balance Sheet. As part of the transaction, AofA will maintain its current access to approximately 30% of the DBNGP transmission capacity for gas supply to its three alumina refineries in Western Australia. AofA is part of Alcoa World Alumina and Chemicals (AWAC), an unincorporated joint venture that consists of a group of companies, which are owned 60% by Alcoa Corporation and 40% by Alumina Limited of Australia.

H. Debt – On September 16, 2016, Alcoa Corporation and Alcoa Nederland Holding B.V. (AHNBV), a wholly-owned subsidiary of Alcoa Corporation, entered into a revolving credit agreement with a syndicate of lenders and issuers named therein, as amended, (the “Revolving Credit Agreement”). The Revolving Credit Agreement provides a $1,500 senior secured revolving credit facility (the “Revolving Credit Facility”), the proceeds of which may be used for transaction costs related to the Separation Transaction (see Note A), to provide working capital, and/or for other general corporate purposes of Alcoa Corporation and its subsidiaries. Subject to the terms and conditions of the Revolving Credit Agreement, AHNBV may from time to time request the issuance of letters of credit up to $750 under the Revolving Credit Facility, subject to a sublimit of $400 for any letters of credit issued for the account of Alcoa Corporation or any of its domestic subsidiaries.

The Revolving Credit Facility is scheduled to mature on November 1, 2021, unless extended or earlier terminated in accordance with the provisions of the Revolving Credit Agreement. Alcoa Corporation may make extension requests during the term of the Revolving Credit Facility, subject to the lender consent requirements set forth in the Revolving Credit Agreement. Under the provisions of the Revolving Credit Agreement, ANHBV will pay a quarterly commitment fee ranging from 0.225% to 0.450% (based on Alcoa Corporation’s leverage ratio) on the unused portion of the Revolving Credit Facility.

A maximum of $750 in outstanding borrowings under the Revolving Credit Facility may be denominated in euros. Loans will bear interest at a rate per annum equal to, at ANHBV’s option, either (a) an adjusted LIBOR rate or (b) a base rate determined by reference to the highest of (1) the prime rate of JPMorgan Chase Bank, N.A., (2) the greater of the federal funds effective rate and the overnight bank funding rate, plus 0.5%, and (3) the one month adjusted LIBOR rate plus 1% per annum, plus, in each case, an applicable margin. The applicable margin for all loans will vary based on Alcoa Corporation’s leverage ratio and will range from 1.75% to 2.50% for LIBOR loans and 0.75% to 1.50% for base rate loans. Outstanding borrowings may be prepaid without premium or penalty, subject to customary breakage costs.

All obligations of Alcoa Corporation or a domestic entity under the Revolving Credit Facility are secured by, subject to certain exceptions (including a limitation of pledges of equity interests in certain foreign subsidiaries to 65%, and certain thresholds with respect to real property), a first priority lien on substantially all assets of Alcoa Corporation and the material domestic wholly-owned subsidiaries of Alcoa Corporation and certain equity interests of specified non-U.S. subsidiaries. All other obligations under the Revolving Credit Facility are secured by, subject to certain exceptions (including certain thresholds with respect to real property), a first priority security interest in substantially all assets of Alcoa Corporation, ANHBV, the material domestic wholly-owned subsidiaries of Alcoa Corporation, and the material foreign wholly-owned subsidiaries of Holdings located in Australia, Brazil, Canada, Luxembourg, the Netherlands and Norway, including equity interests of certain subsidiaries that directly hold equity interests in AWAC entities. However, no AWAC entity is a guarantor of any obligation under the Revolving Credit Facility and no asset of any AWAC entity, or equity interests in any AWAC entity, will be pledged to secure the obligations under the Revolving Credit Facility.

The Revolving Credit Agreement includes a number of customary affirmative covenants. Additionally, the Revolving Credit Agreement contains a number of negative covenants (applicable to Alcoa Corporation and certain subsidiaries described as restricted), that, subject to certain exceptions, include limitations on (among other things): liens; fundamental changes; sales of assets; indebtedness; entering into restrictive agreements; restricted payments, including shareholder dividends and repurchases of common stock (see below); investments, loans, advances, guarantees, and acquisitions; transactions with affiliates; amendment of certain material documents; and a covenant prohibiting reductions in the ownership of AWAC entities, and certain other specified restricted subsidiaries of Alcoa Corporation, below an agreed level. The Revolving Credit Agreement also includes financial covenants requiring the maintenance of a specified interest expense coverage ratio of not less than 5.00 to 1.00, and a leverage ratio for any period of four consecutive fiscal quarters that is not greater than 2.25 to 1.00. As of September 30, 2016, Alcoa Corporation would have been in compliance with all such covenants if they had been measured as of such date.

In reference to the restricted payments covenant mentioned above, Alcoa Corporation may declare and make annual ordinary dividends in an aggregate amount not to exceed $38 in each of the November 1, 2016 through December 31, 2017 time period and annual 2018, $50 in each of annual 2019 and 2020, and $75 in the January 1, 2021 through November 1, 2021 time period (see below), except that 50% of any unused amount of the base amount in any of the specified time periods may be used in the next succeeding period following the use of the base amount in said time period. Also, Alcoa Corporation may repurchase shares of its common stock pursuant to stock option exercises and benefit plans in an aggregate amount not to exceed $25 during any fiscal year, except that 50% of any unused amount of the base amount in any fiscal year may be used in the next succeeding fiscal year following the use of the base amount in said fiscal year.

The Revolving Credit Agreement contains customary events of default, including with respect to a failure to make payments under the Revolving Credit Facility, cross-default and cross-judgment default and certain bankruptcy and insolvency events.

There were no amounts outstanding at September 30, 2016 and no amounts were borrowed during the 2016 third quarter under the Revolving Credit Facility.

Also in September 2016, ANHBV completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt offering for $750 of 6.75% Senior Notes due 2024 (the “2024 Notes”) and $500 of 7.00% Senior Notes due 2026 (the “2026 Notes” and, collectively with the 2024 Notes, the “Notes”). ANHBV received $1,228 in net proceeds (see below) from the debt offering reflecting a discount to the initial purchasers of the Notes. The net proceeds will be used to make a payment to ParentCo to fund the transfer of certain assets from ParentCo to Alcoa Corporation in connection with the Separation Transaction (see Note A), and any remaining net proceeds will be used for general corporate purposes. The discount to the initial purchasers was deferred and is being amortized to interest expense over the respective terms of the Notes. Interest on the Notes will be paid semi-annually in March and September, commencing March 2017.

ANBHV has the option to redeem the Notes on at least 30 days, but not more than 60 days, prior notice to the holders of the Notes under multiple scenarios, including, in whole or in part, at any time or from time to time after September 2019, in the case of the 2024 Notes, or after September 2021, in the case of the 2026 Notes, at a redemption price specified in the indenture (up to 105.063% of the principal amount for the 2024 Notes and up to 103.500% of the principal amount of the 2026 Notes, plus any accrued and unpaid interest in each case). Also, the Notes are subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the indenture) at a repurchase price in cash equal to 101% of the aggregate principal amount of the Notes repurchased, plus any accrued and unpaid interest on the Notes repurchased.

The Notes are senior unsecured obligations of ANHBV and do not entitle the holders to any registration rights pursuant to a registration rights agreement. ANHBV does not intend to file a registration statement with respect to resales of or an exchange offer for the Notes. The Notes are guaranteed on a senior unsecured basis by Alcoa Corporation and its subsidiaries that are guarantors under the Revolving Credit Agreement (the “subsidiary guarantors” and, together with Alcoa Corporation, the “guarantors”). Each of the subsidiary guarantors will be released from their Notes guarantees upon the occurrence of certain events, including the release of such guarantor from its obligations as a guarantor under the Revolving Credit Agreement.

The Notes indenture contains various restrictive covenants similar to those described above for the Revolving Credit Agreement, including a limitation on restricted payments, with, among other exceptions, capacity to pay annual dividends generally consistent with those provided for in the Revolving Credit Agreement, with annual capacity to pay $75 in each of annual 2021 through 2024.

In conjunction with this debt offering, the net proceeds of $1,228, plus an additional $81 of ParentCo cash on hand, were required to be placed in escrow contingent on completion of the Separation Transaction. The $81 represents the necessary cash to fund the redemption of the Notes, pay all regularly scheduled interest on the Notes through a specified date as defined in the indenture, and a premium on the principal of the Notes if the separation has not been completed by a certain time as defined in the indenture. As a result, the $1,228 of escrowed cash was included in Restricted cash on the accompanying Combined Balance Sheet at September 30, 2016. Additionally, the issuance of the Notes was not reflected in the accompanying Statement of Combined Cash Flows as it represents a noncash financing activity.

I. Contingencies and Commitments

Contingencies

The matters discussed within this section are those of ParentCo that are associated directly or indirectly with Alcoa Corporation’s operations. For those matters where the outcome remains uncertain, the ultimate allocation of any potential future costs between Alcoa Corporation and Arconic were addressed in the Separation Agreement.

Litigation

On June 5, 2015, Alcoa World Alumina LLC (“AWA”) and St. Croix Alumina, L.L.C. (“SCA”) filed a complaint in Delaware Chancery Court for a declaratory judgment and injunctive relief to resolve a dispute between ParentCo and Glencore Ltd. (“Glencore”) with respect to claimed obligations under a 1995 asset purchase agreement between ParentCo and Glencore. The dispute arose from Glencore’s demand that ParentCo indemnify it for liabilities it may have to pay to Lockheed Martin (“Lockheed”) related to the St. Croix alumina refinery. Lockheed had earlier filed suit against Glencore in federal court in New York seeking indemnity for liabilities it had incurred and would incur to the U.S. Virgin Islands to remediate certain properties at the refinery property and claimed that Glencore was required by an earlier, 1989 purchase agreement to indemnify it. Glencore had demanded that ParentCo indemnify and defend it in the Lockheed case and threatened to claim against ParentCo in the New York action despite exclusive jurisdiction for resolution of disputes under the 1995 purchase agreement being in Delaware. After Glencore conceded that it was not seeking to add ParentCo to the New York action, AWA and SCA dismissed their complaint in the Chancery Court case and on August 6, 2015 filed a complaint for declaratory judgment in Delaware Superior Court. AWA and SCA filed a motion for judgment on the pleadings on September 16, 2015. Glencore answered AWA’s and SCA’s complaint and asserted counterclaims on August 27, 2015, and on October 2, 2015 filed its own motion for judgment on the pleadings. Argument on the parties’ motions was held by the court on December 7, 2015, and by order dated February 8, 2016, the court granted ParentCo’s motion and denied Glencore’s motion, resulting in ParentCo not being liable to indemnify Glencore for the Lockheed action. The decision also leaves for pretrial discovery and possible summary judgment or trial Glencore’s claims for costs and fees it incurred in defending and settling an earlier Superfund action brought against Glencore by the Government of the Virgin Islands. On February 17, 2016, Glencore filed notice of its application for interlocutory appeal of the February 8, 2016 ruling. AWA and SCA filed an opposition to that application on February 29, 2016. On March 10, 2016, the court denied Glencore’s motion for interlocutory appeal and on the same day entered judgment on claims other than Glencore’s claims for costs and fees it incurred in defending and settling the earlier Superfund action brought against Glencore by the Government of the Virgin Islands. On March 29, 2016, Glencore filed a withdrawal of its notice of interlocutory appeal, and on April 6, 2016, Glencore filed an appeal of the court’s March 10, 2016 judgment to the Delaware Supreme Court, which set the appeal for argument for November 2, 2016. On November 4, 2016, the Delaware Supreme Court affirmed the judgment of the Delaware Superior Court. Remaining in the case are Glencore’s claims for costs and fees it incurred related to the previously described Superfund action; these claims are not material.

Before 2002, ParentCo purchased power in Italy in the regulated energy market and received a drawback of a portion of the price of power under a special tariff in an amount calculated in accordance with a published resolution of the Italian Energy Authority, Energy Authority Resolution n. 204/1999 (“204/1999”). In 2001, the Energy Authority published another resolution, which clarified that the drawback would be calculated in the same manner, and in the same amount, in either the regulated or unregulated market. At the beginning of 2002, ParentCo left the regulated energy market to purchase energy in the unregulated market. Subsequently, in 2004, the Energy Authority introduced regulation no. 148/2004, which set forth a different method for calculating the special tariff that would result in a different drawback for the regulated and unregulated markets. ParentCo challenged the new regulation in the Administrative Court of Milan and received a favorable judgment in 2006. Following this ruling, ParentCo continued to receive the power price drawback in accordance with the original calculation method, through 2009, when the European Commission declared all such special tariffs to be impermissible “state aid.” In 2010, the Energy Authority appealed the 2006 ruling to the Consiglio di Stato (final court of appeal). On December 2, 2011, the Consiglio di Stato ruled in favor of the Energy Authority and against ParentCo, thus presenting the opportunity for the energy regulators to seek reimbursement from ParentCo of an amount equal to the difference between the actual drawback amounts received over the relevant time period, and the drawback as it would have been calculated in accordance with regulation 148/2004. On February 23, 2012, ParentCo filed its appeal of the decision of the Consiglio di Stato (this appeal was subsequently withdrawn in March 2013).

On March 26, 2012, ParentCo received a letter from the agency (Cassa Conguaglio per il Settore Eletrico (CCSE)) responsible for making and collecting payments on behalf of the Energy Authority demanding payment in the amount of approximately $110 (€85), including interest. By letter dated April 5, 2012, ParentCo informed CCSE that it disputes the payment demand of CCSE since (i) CCSE was not authorized by the Consiglio di Stato decisions to seek payment of any amount, (ii) the decision of the Consiglio di Stato has been appealed (see above), and (iii) in any event, no interest should be payable. On April 29, 2012, Law No. 44 of 2012 (“44/2012”) came into effect, changing the method to calculate the drawback. On February 21, 2013, ParentCo received a revised request letter from CCSE demanding ParentCo’s subsidiary, Alcoa Trasformazioni S.r.l., make a payment in the amount of $97 (€76), including interest, which reflects a revised calculation methodology by CCSE and represents the high end of the range of reasonably possible loss associated with this matter of $0 to $97 (€76). ParentCo rejected that demand and formally challenged it through an appeal before the Administrative Court on April 5, 2013. The Administrative Court scheduled a hearing for December 19, 2013, which was subsequently postponed until April 17, 2014, and further postponed until June 19, 2014. On that date, the Administrative Court listened to ParentCo’s oral argument, and on September 2, 2014, rendered its decision. The Administrative Court declared the payment request of CCSE and the Energy Authority to ParentCo to be unsubstantiated based on the 148/2004 resolution with respect to the January 19, 2007 through November 19, 2009 timeframe. On December 18, 2014, the CCSE and the Energy Authority appealed the Administrative Court’s September 2, 2014 decision; however, a date for the hearing has not been scheduled. As a result of the conclusion of the European Commission Matter on January 26, 2016 (see Note N in ParentCo’s Annual Report on Form 10-K for the year ended December 31, 2015), management modified its outlook with respect to a portion of the pending legal proceedings related to this matter. As such, a charge of $37 (€34) was recorded in Restructuring and other charges for the year ended December 31, 2015 to establish a partial reserve for this matter. At this time, ParentCo is unable to reasonably predict the ultimate outcome for this matter.

Environmental Matters

ParentCo participates in environmental assessments and cleanups at more than 100 locations. These include owned or operating facilities and adjoining properties, previously owned or operating facilities and adjoining properties, and waste sites, including Superfund (Comprehensive Environmental Response, Compensation and Liability Act (CERCLA)) sites.

A liability is recorded for environmental remediation when a cleanup program becomes probable and the costs can be reasonably estimated. As assessments and cleanups proceed, the liability is adjusted based on progress made in determining the extent of remedial actions and related costs. The liability can change substantially due to factors such as the nature and extent of contamination, changes in remedial requirements, and technological changes, among others.

Alcoa Corporation’s remediation reserve balance was $231 and $235 at September 30, 2016 and December 31, 2015 (of which $31 and $28 was classified as a current liability), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated for current and certain former Alcoa Corporation operating locations.

In the 2016 third quarter and nine-month period, the remediation reserve was increased by $7 and $13, respectively. The change in both periods was due to a net charge associated with a number of sites. Of the changes to the remediation reserve in both periods, $1 was recorded in Restructuring and other charges, while the remainder was recorded in Cost of goods sold on the accompanying Statement of Combined Operations.

Payments related to remediation expenses applied against the reserve were $15 and $32 in the 2016 third quarter and nine-month period, respectively. These amounts include expenditures currently mandated, as well as those not required by any regulatory authority or third party. In the 2016 third quarter and nine-month period, the change in the reserve also reflects an increase of $6 and $15, respectively, due to the effects of foreign currency translation.

Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be approximately 2% of cost of goods sold.

The following discussion provides details regarding the current status of certain significant reserves related to current or former Alcoa Corporation sites.

Fusina and Portovesme, Italy—In 1996, ParentCo acquired the Fusina smelter and rolling operations and the Portovesme smelter, both of which are owned by ParentCo’s subsidiary Alcoa Trasformazioni S.r.l. (“Trasformazioni”) (the Fusina rolling operations are now owned by a new ParentCo subsidiary, Fusina Rolling S.r.l.), from Alumix, an entity owned by the Italian Government. At the time of the acquisition, Alumix indemnified ParentCo for pre-existing environmental contamination at the sites. In 2004, the Italian Ministry of Environment and Protection of Land and Sea (MOE) issued orders to Trasformazioni and Alumix for the development of a clean-up plan related to soil contamination in excess of allowable limits under legislative decree and to institute emergency actions and pay natural resource damages.

Trasformazioni appealed the orders and filed suit against Alumix, among others, seeking indemnification for these liabilities under the provisions of the acquisition agreement. In 2009, Ligestra S.r.l. (“Ligestra”), Alumix’s successor, and Trasformazioni agreed to a stay of the court proceedings while investigations were conducted and negotiations advanced towards a possible settlement.

In December 2009, Trasformazioni and Ligestra reached an initial agreement for settlement of the liabilities related to Fusina while negotiations continued related to Portovesme (see below). The agreement outlined an allocation of payments to the MOE for emergency action and natural resource damages and the scope and costs for a proposed soil remediation project, which was formally presented to the MOE in mid-2010. The agreement was contingent upon final acceptance of the remediation project by the MOE. As a result of entering into this agreement, ParentCo increased the reserve by $12 in 2009 for Fusina. Based on comments received from the MOE and local and regional environmental authorities, Trasformazioni submitted a revised remediation plan in the first half of 2012; however, such revisions did not require any change to the existing reserve. In October 2013, the MOE approved the project submitted by ParentCo, resulting in no adjustment to the reserve.

In January 2014, in anticipation of ParentCo reaching a final administrative agreement with the MOE, ParentCo and Ligestra entered into a final agreement related to Fusina for allocation of payments to the MOE for emergency action and natural resource damages and the costs for the approved soil remediation project. The agreement resulted in Ligestra assuming 50% to 80% of all payments and remediation costs. On February 27, 2014, ParentCo and the MOE reached a final administrative agreement for conduct of work. The agreement includes both a soil and groundwater remediation project estimated to cost $33 (€24) and requires payments of $25 (€18) to the MOE for emergency action and natural resource damages. The remediation projects are slated to begin as soon as ParentCo receives final approval from the Ministry of Infrastructure. Based on the final agreement with Ligestra, ParentCo’s share of all costs and payments is $17 (€12), of which $9 (€6) related to the damages will be paid annually over a 10-year period, which began in April 2014, and was previously fully reserved.

Separately, in 2009, due to additional information derived from the site investigations conducted at Portovesme, ParentCo increased the reserve by $3. In November 2011, Trasformazioni and Ligestra reached an agreement for settlement of the liabilities related to Portovesme, similar to the one for Fusina. A proposed soil remediation project for Portovesme was formally presented to the MOE in June 2012. Neither the agreement with Ligestra nor the proposal to the MOE resulted in a change to the reserve for Portovesme. In November 2013, the MOE rejected the proposed soil remediation project and requested a revised project be submitted. In May 2014, Trasformazioni and Ligestra submitted a revised soil remediation project that addressed certain stakeholders’ concerns. ParentCo increased the reserve by $3 in 2014 to reflect the estimated higher costs associated with the revised soil remediation project, as well as current operating and maintenance costs of the Portovesme site.

In October 2014, the MOE required a further revised project be submitted to reflect the removal of a larger volume of contaminated soil than what had been proposed, as well as design changes for the cap related to the remaining contaminated soil left in place and the expansion of an emergency containment groundwater pump and treatment system that was previously installed. Trasformazioni and Ligestra submitted the further revised soil remediation project in February 2015. As a result, ParentCo increased the reserve by $7 in March 2015 to reflect the increase in the estimated costs of the project. In October 2015, ParentCo received a final ministerial decree approving the February 2015 revised soil remediation project. Work on the soil remediation project commenced in the second quarter of 2016 and is expected to be completed in 2019. ParentCo and Ligestra are now working on a final groundwater remediation project, which will be submitted to the MOE for approval in 2017. The ultimate outcome of this matter may result in a change to the existing reserve for Portovesme.

Baie Comeau, Quebec, Canada—In August 2012, ParentCo presented an analysis of remediation alternatives to the Quebec Ministry of Sustainable Development, Environment, Wildlife and Parks (MDDEP), in response to a previous request, related to known PCBs and polycyclic aromatic hydrocarbons (PAHs) contained in sediments of the Anse du Moulin bay. As such, ParentCo increased the reserve for Baie Comeau by $25 in 2012 to reflect the estimated cost of ParentCo’s recommended alternative, consisting of both dredging and capping of the contaminated sediments. In July 2013, ParentCo submitted the Environmental Impact Assessment for the project to the MDDEP. The MDDEP notified ParentCo that the project as it was submitted was approved and a final ministerial decree was issued in July 2015. As a result, no further adjustment to the reserve was required in 2015. The decree provided final approval for the project and ParentCo began work on the final project design with construction on the project expected to begin in 2017. Completion of the final project design and construction contract may result in additional liability in a future period.

Mosjøen, Norway—In September 2012, ParentCo presented an analysis of remediation alternatives to the Norwegian Environmental Agency (NEA) (formerly the Norwegian Climate and Pollution Agency, or “Klif”), in response to a previous request, related to known PAHs in the sediments located in the harbor and extending out into the fjord.

As such, ParentCo increased the reserve for Mosjøen by $20 in 2012 to reflect the estimated cost of the baseline alternative for dredging of the contaminated sediments. A proposed project reflecting this alternative was formally presented to the NEA in June 2014, and was resubmitted in late 2014 to reflect changes by the NEA. The revised proposal did not result in a change to the reserve for Mosjøen.

In April 2015, the NEA notified ParentCo that the revised project was approved and required submission of the final project design before issuing a final order. ParentCo completed and submitted the final project design, which identified a need to stabilize the related wharf structure to allow for the sediment dredging in the harbor. As a result, ParentCo increased the reserve for Mosjøen by $11 in June 2015 to reflect the estimated cost of the wharf stabilization. Also in June 2015, the NEA issued a final order approving the project as well as the final project design. In September 2015, ParentCo increased the reserve by $1 to reflect the potential need (based on prior experience with similar projects) to perform additional dredging if the results of sampling, which is required by the order, don’t achieve the required cleanup levels. Project construction commenced in the first quarter of 2016 and is expected to be completed by the end of 2017.

Tax

In September 2010, following a corporate income tax audit covering the 2003 through 2005 tax years, an assessment was received as a result of Spain’s tax authorities disallowing certain interest deductions claimed by a Spanish consolidated tax group owned by ParentCo. An appeal of this assessment in Spain’s Central Tax Administrative Court by ParentCo was denied in October 2013. In December 2013, the ParentCo filed an appeal of the assessment in Spain’s National Court.

Additionally, following a corporate income tax audit of the same Spanish tax group for the 2006 through 2009 tax years, Spain’s tax authorities issued an assessment in July 2013 similarly disallowing certain interest deductions. In August 2013, ParentCo filed an appeal of this second assessment in Spain’s Central Tax Administrative Court, which was denied in January 2015. ParentCo filed an appeal of this second assessment in Spain’s National Court in March 2015.

At September 30, 2016, the combined assessments total $274 (€244), including interest. ParentCo believes it has meritorious arguments to support its tax position and intends to vigorously litigate the assessments through Spain’s court system. However, in the event ParentCo is unsuccessful, a portion of the assessments may be offset with existing net operating losses available to the Spanish consolidated tax group. Additionally, it is possible that ParentCo may receive similar assessments for tax years subsequent to 2009. At this time, ParentCo is unable to reasonably predict an outcome for this matter.

In March 2013, ParentCo’s subsidiary, Alcoa World Alumina Brasil (AWAB), a majority-owned subsidiary that is part of AWAC, was notified by the Brazilian Federal Revenue Office (RFB) that approximately $110 (R$220) of value added tax credits previously claimed are being disallowed and a penalty of 50% assessed. Of this amount, AWAB received $41 (R$82) in cash in May 2012. The value added tax credits were claimed by AWAB for both fixed assets and export sales related to the Juruti bauxite mine and São Luís refinery expansion. The RFB has disallowed credits they allege belong to the consortium in which AWAB owns an interest and should not have been claimed by AWAB. Credits have also been disallowed as a result of challenges to apportionment methods used, questions about the use of the credits, and an alleged lack of documented proof. AWAB presented defense of its claim to the RFB on April 8, 2013. If AWAB is successful in this administrative process, the RFB would have no further recourse. If unsuccessful in this process, AWAB has the option to litigate at a judicial level. Separately from AWAB’s administrative appeal, in June 2015, new tax law was enacted repealing the provisions in the tax code that were the basis for the RFB assessing a 50% penalty in this matter. As such, the estimated range of reasonably possible loss is $0 to $32 (R$103), whereby the maximum end of the range represents the portion of the disallowed credits applicable to the export sales and excludes the 50% penalty. Additionally, the estimated range of disallowed credits related to AWAB’s fixed assets is $0 to $36 (R$117), which would increase the net carrying value of AWAB’s fixed assets if ultimately disallowed. It is management’s opinion that the allegations have no basis; however, at this time, management is unable to reasonably predict an outcome for this matter.

Between 2000 and 2002, Alcoa Alumínio (Alumínio), a Brazil subsidiary of ParentCo that includes both Alcoa Corporation and Arconic operations, sold approximately 2,000 metric tons of metal per month from its Poços de Caldas facility, located in the State of Minas Gerais (the “State”), to Alfio, a customer also located in the State. Sales in the State were exempted from value-added tax (VAT) requirements. Alfio subsequently sold metal to customers outside of the State, but did not pay the required VAT on those transactions. In July 2002, Alumínio received an assessment from State auditors on the theory that Alumínio should be jointly and severally liable with Alfio for the unpaid VAT.

In June 2003, the administrative tribunal found Alumínio liable, and Alumínio filed a judicial case in the State in February 2004 contesting the finding. In May 2005, the Court of First Instance found Alumínio solely liable, and a panel of a State appeals court confirmed this finding in April 2006. Alumínio filed a special appeal to the Superior Tribunal of Justice (STJ) in Brasilia (the federal capital of Brazil) later in 2006. In 2011, the STJ (through one of its judges) reversed the judgment of the lower courts, finding that Alumínio should neither be solely nor jointly and severally liable with Alfio for the VAT, which ruling was then appealed by the State. In August 2012, the STJ agreed to have the case reheard before a five-judge panel. A decision from this panel is pending, but additional appeals are likely. At September 30, 2016, the assessment totaled $43 (R$140), including penalties and interest. While the Company believes it has meritorious defenses, the Company is unable to reasonably predict an outcome.

Other

In connection with the sale in 2001 of Reynolds Metals Company’s (“Reynolds,” a subsidiary of ParentCo), alumina refinery in Gregory, Texas, Reynolds assigned an Energy Services Agreement (“ESA”) with Gregory Power Partners (“Gregory Power”) for purchase of steam and electricity by the refinery. On January 11, 2016, Sherwin Alumina Company, LLC (“Sherwin”), the current owner of the refinery, and one of its affiliate entities, filed bankruptcy petitions in Corpus Christi, Texas for reorganization under Chapter 11 of the Bankruptcy Code. On January 26, 2016, Gregory Power delivered notice to Reynolds that Sherwin’s bankruptcy filing constitutes a breach of the ESA; on January 29, 2016, Reynolds responded that the filing does not constitute a breach. Sherwin informed the bankruptcy court that it intends to cease operations because it is not able to continue its bauxite supply agreement, and, thereafter, Gregory Power filed a complaint in the bankruptcy case against Reynolds alleging breach of the ESA. On October 4, 2016, the state of Texas filed suit against Sherwin in the bankruptcy proceeding seeking to hold Sherwin responsible for remediation of alleged environmental conditions at the facility. On October 11, 2016, Sherwin filed a similar suit against Reynolds in the case. On November 10, 2016, Reynolds filed motions to dismiss the Gregory Power complaint and to withdraw the case from bankruptcy court. On November 23, 2016, the bankruptcy court approved Sherwin’s cessation of operations plans and a schedule of dates relevant to the confirmation of Sherwin’s amended reorganization plan. This matter is neither estimable nor probable; therefore, at this time, ParentCo is unable to reasonably predict the ultimate outcome.

In addition to the matters discussed above, various other lawsuits, claims, and proceedings have been or may be instituted or asserted against ParentCo or Alcoa Corporation, including those pertaining to environmental, product liability, safety and health, and tax matters. While the amounts claimed in these other matters may be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that the Company’s liquidity or results of operations in a particular period could be materially affected by one or more of these other matters. However, based on facts currently available, management believes that the disposition of these other matters that are pending or asserted will not have a material adverse effect, individually or in the aggregate, on the financial position of the Company.

Commitments

Investments

ParentCo has an investment in a joint venture for the development, construction, ownership, and operation of an integrated aluminum complex (bauxite mine, alumina refinery, aluminum smelter, and rolling mill) in Saudi Arabia. The joint venture is owned 74.9% by the Saudi Arabian Mining Company (known as “Ma’aden”) and 25.1% by ParentCo and consists of three separate companies as follows: one each for the mine and refinery, the smelter, and the rolling mill. ParentCo accounts for its investment in the joint venture under the equity method. Capital investment in the project is expected to total approximately $10,800 (SAR 40.5 billion) and has been funded through a combination of equity contributions by the joint venture partners and project financing by the joint venture, which has been guaranteed by both partners (see below). Both the equity contributions and the guarantees of the project financing are based on the joint venture’s partners’ ownership interests. Originally, it was estimated that ParentCo’s total equity investment in the joint venture would be approximately $1,100, of which ParentCo has contributed $982, including $1 in the 2016 nine-month period. Based on changes to both the project’s capital investment and equity and debt structure from the initial plans, the estimated $1,100 equity contribution may be reduced. As of September 30, 2016 and December 31, 2015, the carrying value of ParentCo’s investment in this project was $863 and $928, respectively, which is reflected in the accompanying Combined Balance Sheet.

The smelting and rolling mill companies have project financing totaling $4,207 (reflects principal repayments made through September 30, 2016), of which $1,056 represents ParentCo’s share (the equivalent of ParentCo’s 25.1% interest in the smelting and rolling mill companies). In conjunction with the financings, ParentCo issued guarantees on behalf of the smelting and rolling mill companies to the lenders in the event that such companies default on their debt service requirements through 2017 and 2020 for the smelting company and 2018 and 2021 for the rolling mill company (Ma’aden issued similar guarantees for its 74.9% interest). ParentCo’s guarantees for the smelting and rolling mill companies cover total debt service requirements of $100 in principal and up to a maximum of approximately $35 in interest per year (based on projected interest rates). At September 30, 2016 and December 31, 2015, the combined fair value of the guarantees was $3 and $7, respectively, which was included in Other noncurrent liabilities and deferred credits on the accompanying Combined Balance Sheet.

The mining and refining company has project financing totaling $2,232, of which $560 represents AWAC’s 25.1% interest in the mining and refining company. In conjunction with the financings, ParentCo, on behalf of AWAC, issued guarantees to the lenders in the event that the mining and refining company defaults on its debt service requirements through 2019 and 2024 (Ma’aden issued similar guarantees for its 74.9% interest). ParentCo’s guarantees for the mining and refining company cover total debt service requirements of $120 in principal and up to a maximum of approximately $30 in interest per year (based on projected interest rates). At both September 30, 2016 and December 31, 2015, the combined fair value of the guarantees was $3, which was included in Other noncurrent liabilities and deferred credits on the accompanying Combined Balance Sheet. In the event ParentCo would be required to make payments under the guarantees, 40% of such amount would be contributed to ParentCo by Alumina Limited, consistent with its ownership interest in AWAC.

In 2004, AofA acquired a 20% interest in a consortium, which subsequently purchased the Dampier to Bunbury Natural Gas Pipeline (DBNGP) in Western Australia, in exchange for an initial cash investment of $17 (A$24). The investment in the DBNGP, which was classified as an equity investment, was made in order to secure a competitively priced long-term supply of natural gas to AofA’s refineries in Western Australia. AofA made additional contributions of $141 (A$176) for its share of the pipeline capacity expansion and other operational purposes of the consortium through September 2011. In late 2011, the consortium initiated a three-year equity call plan to improve its capitalization structure. This plan required AofA to contribute $39 (A$40), all of which was made through December 2014. Following the completion of the three-year equity call plan in December 2014, the consortium initiated a new equity call plan to further improve its capitalization structure. This plan required AofA to contribute $30 (A$36) through mid-2016, of which $20 (A$27) was made through March 31, 2016, including $3 (A$5) in the 2016 first quarter.

In April 2016, AofA sold its interest in the consortium (see Note G), effectively terminating its remaining obligation to make contributions under the current equity call plan. As part of the sale transaction, AofA will maintain its current access to approximately 30% of the DBNGP transmission capacity for gas supply to its three alumina refineries in Western Australia under an existing agreement to purchase gas transmission services from the DBNGP. At September 30, 2016, AofA has an asset of $288 (A$373) representing prepayments made under the agreement for future gas transmission services.

On April 8, 2015, AofA secured a new 12-year gas supply agreement to power its three alumina refineries in Western Australia beginning in July 2020. This agreement was conditional on the completion of a third-party acquisition of the related energy assets from the then-current owner, which occurred in June 2015. The terms of AofA’s gas supply agreement required a prepayment of $500 to be made in two installments. The first installment of $300 was made at the time of the completion of the third-party acquisition in June 2015 and the second installment of $200 was made in April 2016. Both of these amounts were included in (Increase) in noncurrent assets on the accompanying Statement of Combined Cash Flows in the respective periods. At September 30, 2016 and December 31, 2015, Alcoa Corporation has an asset of $504 (A$654) and $288 (A$395), respectively, representing the respective prepayments made under this agreement, which was included in Other noncurrent assets on the accompanying Combined Balance Sheet.

J. Other (Income) Expenses, Net

	Third quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Equity loss	$18	$23	$59	$68
Foreign currency losses (gains), net	8	(35)	21	(62)
Net gain from asset sales	(132)	(2)	(164)	(33)
Net (gain) loss on mark-to-market derivative contracts (M)	(4)	17	5	19
Other, net	4	1	(11)	(1)

	$(106)	$4	$(90)	$(9)

In the 2016 third quarter and nine-month period, Net gain from assets sales included a $118 gain related to the sale of wharf property near the Intalco, WA smelter. Additionally in the 2016 nine-month period, Net gain from assets sales included a $27 gain related to the sale of an equity interest in a natural gas pipeline in Australia (see Note G). In the 2015 nine-month period, Net gain from assets sales included a $29 gain related to the sale of land around the Lake Charles, LA anode facility.

K. Segment Information – The operating results of Alcoa Corporation’s reportable segments were as follows (differences between segment totals and combined totals are in Corporate):

	Bauxite	Alumina	Aluminum	Cast Products	Energy	Rolled Products	Total
Third quarter ended September 30, 2016
Sales:
Third-party sales – unrelated party	$93	$585	$—	$1,040	$77	$237	$2,032
Third-party sales – related party	—	—	—	254	—	—	254
Intersegment sales	192	317	918	91	41	—	1,559

Total sales	$285	$902	$918	$1,385	$118	$237	$3,845

Profit and loss:
Equity (loss) income	$—	$(9)	$5	$(2)	$—	$(10)	$(16)
Depreciation, depletion, and amortization	21	48	72	10	15	5	171
Income taxes	22	7	(9)	15	7	(3)	39
After-tax operating income (ATOI)	55	16	10	44	23	(9)	139
Third quarter ended September 30, 2015
Sales:
Third-party sales – unrelated party	$26	$878	$2	$1,163	$88	$238	$2,395
Third-party sales – related party	—	—	—	231	2	1	234
Intersegment sales	305	396	1,132	15	74	—	1,922

Total sales	$331	$1,274	$1,134	$1,409	$164	$239	$4,551

Profit and loss:
Equity loss	$—	$(9)	$(2)	$(5)	$—	$(8)	$(24)
Depreciation, depletion, and amortization	23	48	77	10	15	6	179
Income taxes	30	52	(59)	10	14	7	54
ATOI	75	133	(96)	28	32	7	179

	Bauxite	Alumina	Aluminum	Cast Products	Energy	Rolled Products	Total
Nine months ended September 30, 2016
Sales:
Third-party sales – unrelated party	$224	$1,682	$15	$3,112	$208	$683	$5,924
Third-party sales – related party	—	—	—	752	1	—	753
Intersegment sales	549	930	2,807	197	127	—	4,610

Total sales	$773	$2,612	$2,822	$4,061	$336	$683	$11,287

Profit and loss:
Equity (loss) income	$—	$(30)	$12	$(5)	$—	$(31)	$(54)
Depreciation, depletion, and amortization	57	143	222	31	43	17	513
Income taxes	61	7	(43)	46	20	(5)	86
ATOI	156	21	(16)	133	59	(25)	328
Nine months ended September 30, 2015
Sales:
Third-party sales – unrelated party	$55	$2,636	$3	$3,974	$326	$746	$7,740
Third-party sales – related party	—	—	1	864	8	8	881
Intersegment sales	875	1,330	4,040	38	228	—	6,511

Total sales	$930	$3,966	$4,044	$4,876	$562	$754	$15,132

Profit and loss:
Equity (loss) income	$—	$(27)	$21	$(36)	$—	$(24)	$(66)
Depreciation, depletion, and amortization	73	155	234	31	46	18	557
Income taxes	71	187	(24)	35	55	21	345
ATOI	181	457	89	71	111	18	927

The following table reconciles total segment ATOI to combined net loss attributable to Alcoa Corporation:

	Third quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Total segment ATOI	$139	$179	$328	$927
Unallocated amounts:
Impact of LIFO	5	25	32	68
Metal price lag	1	(14)	5	(26)
Interest expense	(67)	(69)	(197)	(208)
Noncontrolling interest (net of tax)	(20)	(61)	(58)	(188)
Corporate expense	(50)	(54)	(136)	(138)
Restructuring and other charges	(17)	(54)	(109)	(297)
Income taxes	(53)	(23)	(92)	35
Other	56	(53)	(34)	(210)

Combined net loss attributable to Alcoa Corporation	$(6)	$(124)	$(261)	$(37)

Items required to reconcile total segment ATOI to combined net loss attributable to Alcoa Corporation include: the impact of LIFO inventory accounting; metal price lag; interest expense; noncontrolling interest; corporate expense (general administrative and selling expenses of operating the corporate headquarters and other global administrative facilities, along with depreciation and amortization on corporate-owned assets); restructuring and other charges; income taxes; and other items, including intersegment profit eliminations, discrete tax items, deferred tax valuation allowance adjustments, and other differences between tax rates applicable to the segments and the combined effective tax rate, and other nonoperating items such as foreign currency transaction gains/losses, gains/losses on certain asset sales, and interest income.

L. Pension and Other Postretirement Benefits – The components of net periodic benefit cost were as follows:

	Third quarter ended September 30,		Nine months ended September 30,
Pension benefits	2016	2015	2016	2015
Service cost	$18	$12	$42	$40
Interest cost	44	22	81	68
Expected return on plan assets	(80)	(30)	(140)	(93)
Recognized net actuarial loss	36	11	55	33
Amortization of prior service cost	2	1	5	5
Settlements*	13	11	13	12
Curtailments*	—	9	—	9
Special termination benefits*	—	—	1	11

Net periodic benefit cost	$33	$36	$57	$85

*	These amounts were recorded in Restructuring and other charges on the accompanying Statement of Combined Operations (see Note D).

	Third quarter ended September 30,		Nine months ended September 30,
Other postretirement benefits	2016	2015	2016	2015
Service cost	$1	$—	$1	$—
Interest cost	6	1	8	3
Recognized net actuarial loss	3	—	3	(2)
Amortization of prior service benefit	(2)	(2)	(2)	(6)
Curtailments*	—	(5)	—	(6)
Special termination benefits*	—	—	—	1

Net periodic benefit cost	$8	$(6)	$10	$(10)

*	These amounts were recorded in Restructuring and other charges on the accompanying Statement of Combined Operations (see Note D).

Effective in the first quarter of 2016, management elected to change the manner in which the interest cost component of net periodic benefit cost is calculated for Alcoa Corporation’s pension plans (referred to as the “Direct Plans”). In the 2016 third quarter and nine-month period, this change resulted in a decrease to net periodic benefit cost of $3 and $9, respectively.

In preparation for the Separation Transaction (see Note A), effective August 1, 2016, certain U.S. pension and other postretirement benefit plans previously sponsored by ParentCo (the “Shared Plans”) were separated into standalone plans for both Alcoa Corporation (the “New Direct Plans”) and Arconic. Accordingly, the New Direct Plans for Alcoa Corporation were measured as of August 1, 2016. One of the primary assumptions used to measure the New Direct Plans was a weighted average discount rate of 3.48%. This measurement yielded a combined net unfunded status of $2,348, which was recognized in the accompanying Combined Balance Sheet, consisting of a current liability of $131 and a noncurrent liability of $2,217. Additionally, Alcoa Corporation recognized $2,498 in Accumulated other comprehensive loss. In the 2016 third quarter, Alcoa Corporation recognized $15 of net periodic benefit cost combined for the New Direct Plans related to the months of August and September, which was reflected in the respective tables above. Prior to August 2016, Alcoa Corporation recorded its share of expense related to the Shared Plans as multiemployer expense for active employees of the Company’s businesses and as an allocated expense for both ParentCo corporate participants and former employees of ParentCo’s closed and sold operations, totaling approximately $70 for the January 2016 through July 2016 timeframe. In the remainder of 2016, Alcoa Corporation expects to make cash contributions of $12 to the New Direct Plans.

Additionally, certain other U.S. pension and other postretirement benefit plans were assumed by Alcoa Corporation (“Additional New Direct Plans”) that did not require to be separated and/or to be remeasured. The Additional New Direct Plans have a combined net unfunded status of $180, which was recognized in the accompanying Combined Balance Sheet, consisting of a current liability of $5 and a noncurrent liability of $175. Additionally, Alcoa Corporation recognized $206 in Accumulated other comprehensive loss. In the 2016 third quarter, net periodic benefit cost combined for the Additional New Direct Plans related to the months of August and September was not material.

M. Derivatives and Other Financial Instruments

Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (i) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (ii) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Derivatives

Alcoa Corporation is exposed to certain risks relating to its ongoing business operations, including financial, market, political, and economic risks. The following discussion provides information regarding Alcoa Corporation’s exposure to the risks of changing commodity prices, interest rates, and foreign currency exchange rates.

Alcoa Corporation’s commodity and derivative activities are subject to the management, direction, and control of ParentCo’s (through October 31, 2016) Strategic Risk Management Committee (SRMC), which is composed of the chief executive officer, the chief financial officer, and other officers and employees that the chief executive officer selects. The SRMC meets on a periodic basis to review derivative positions and strategy and reports to ParentCo’s Board of Directors on the scope of its activities.

Alcoa Corporation has ten derivative instruments classified as Level 3 under the fair value hierarchy. These instruments are composed of eight embedded aluminum derivatives, an energy contract, and an embedded credit derivative, all of which relate to energy supply contracts associated with nine smelters and three refineries. Five of the embedded aluminum derivatives and the energy contract were designated as cash flow hedging instruments and three of the embedded aluminum derivatives and the embedded credit derivative were not designated as hedging instruments.

The following section describes the valuation methodologies used by Alcoa Corporation to measure its Level 3 derivative instruments at fair value. Derivative instruments classified as Level 3 in the fair value hierarchy represent those in which management has used at least one significant unobservable input in the valuation model. Alcoa Corporation uses a discounted cash flow model to fair value all Level 3 derivative instruments. Where appropriate, the description below includes the key inputs to those models and any significant assumptions. These valuation models are reviewed and tested at least on an annual basis.

Inputs in the valuation models for Level 3 derivative instruments are composed of the following: (i) quoted market prices (e.g., aluminum prices on the 10-year London Metal Exchange (LME) forward curve and energy prices), (ii) significant other observable inputs (e.g., information concerning time premiums and volatilities for certain option type embedded derivatives and regional premiums for aluminum contracts), and (iii) unobservable inputs (e.g., aluminum and energy prices beyond those quoted in the market). For periods beyond the term of quoted market prices for aluminum, Alcoa Corporation estimates the price of aluminum by extrapolating the 10-year LME forward curve. Additionally, for periods beyond the term of quoted market prices for energy, management has developed a forward curve based on independent consultant market research. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence (Level 2). In the absence of such evidence, management’s best estimate is used (Level 3). If a significant input that is unobservable in one period becomes observable in a subsequent period, the related asset or liability would be transferred to the appropriate classification (Level 1 or 2) in the period of such change (there were no such transfers in the periods presented).

Alcoa Corporation has two power contracts, each of which contain an embedded derivative that indexes the price of power to the LME price of aluminum. Additionally, Alcoa Corporation has three power contracts, each of which contain an embedded derivative that indexes the price of power to the LME price of aluminum plus the Midwest premium. The embedded derivatives in these five power contracts are primarily valued using observable market prices; however, due to the length of the contracts, the valuation models also require management to estimate the long-term price of aluminum based upon an extrapolation of the 10-year LME forward curve. Additionally, for three of the contracts, management also estimates the Midwest premium, generally, for the next twelve months based on recent transactions and then holds the premium estimated in that twelfth month constant for the remaining duration of the contract. Significant increases or decreases in the actual LME price beyond 10 years and/or the Midwest premium would result in a higher or lower fair value measurement. An increase in actual LME price and/or the Midwest premium over the inputs used in the valuation models will result in a higher cost of power and a corresponding decrease to the derivative asset or increase to the derivative liability. The embedded derivatives have been designated as cash flow hedges of forward sales of aluminum. Unrealized gains and losses were included in Other comprehensive (loss) income on the accompanying Combined Balance Sheet while realized gains and losses were included in Sales on the accompanying Statement of Combined Operations.

Also, Alcoa Corporation had a power contract (expired in September 2016 – see below) separate from above that contains an LME-linked embedded derivative. Prior to its expiration, the embedded derivative was valued using the probability and interrelationship of future LME prices, Australian dollar to U.S. dollar exchange rates, and the U.S. consumer price index. Significant increases or decreases in the LME price would result in a higher or lower fair value measurement. An increase in actual LME price over the inputs used in the valuation model will result in a higher cost of power and a corresponding decrease to the derivative asset. This embedded derivative did not qualify for hedge accounting treatment. Unrealized gains and losses from the embedded derivative were included in Other (income) expenses, net on the accompanying Statement of Combined Operations while realized gains and losses were included in Cost of goods sold on the accompanying Statement of Combined Operations as electricity purchases were made under the contract. At the time this derivative asset was recognized, an equivalent amount was recognized as a deferred credit in Other noncurrent liabilities and deferred credits on the accompanying Combined Balance Sheet. This deferred credit is recognized in Other (income) expenses, net on the accompanying Statement of Combined Operations as power was received over the life of the contract.

Additionally, Alcoa Corporation has a natural gas supply contract, which has an LME-linked ceiling. This embedded derivative is valued using probabilities of future LME aluminum prices and the price of Brent crude oil (priced on Platts), including the interrelationships between the two commodities subject to the ceiling. Any change in the interrelationship would result in a higher or lower fair value measurement. An LME ceiling was embedded into the contract price to protect against an increase in the price of oil without a corresponding increase in the price of LME. An increase in oil prices with no similar increase in the LME price would limit the increase of the price paid for natural gas. This embedded derivative did not qualify for hedge accounting treatment. Unrealized gains and losses from the embedded derivative were included in Other (income) expenses, net on the accompanying Statement of Combined Operations while realized gains and losses were included in Cost of goods sold on the accompanying Statement of Combined Operations as gas purchases were made under the contract.

In the second quarter of 2016, Alcoa Corporation and the related counterparty elected to modify the pricing of an existing power contract for a smelter in the United States. This amendment contains an embedded derivative that indexes the price of power to the LME price of aluminum plus the Midwest premium. The embedded derivative is valued using the interrelationship of future metal prices (LME base plus Midwest premium) and the amount of megawatt hours of energy needed to produce the forecasted metric tons of aluminum at the smelter. Significant increases or decreases in the metal price would result in a higher or lower fair value measurement. An increase in actual metal price over the inputs used in the valuation model will result in a higher cost of power and a corresponding increase to the derivative liability. Management elected not to qualify the embedded derivative for hedge accounting treatment. Unrealized gains and losses from the embedded derivative will be included in Other (income) expenses, net on the accompanying Statement of Combined Operations while realized gains and losses will be included in Cost of goods sold on the accompanying Statement of Combined Operations as electricity purchases are made under the contract. At the time this derivative liability was recognized, an equivalent amount was recognized as a deferred charge in Other noncurrent assets on the accompanying Combined Balance Sheet. This deferred charge will be recognized in Other (income) expenses, net on the accompanying Statement of Combined Operations as power is received over the life of the contract.

Furthermore, Alcoa Corporation has a power contract, which contains an embedded derivative that indexes the difference between the long-term debt ratings of Alcoa Corporation and the counterparty from any of the three major credit rating agencies. Management uses market prices, historical relationships, and forecast services to determine fair value.

Significant increases or decreases in any of these inputs would result in a lower or higher fair value measurement. A wider credit spread between Alcoa Corporation and the counterparty would result in a higher cost of power and a corresponding increase in the derivative liability. This embedded derivative did not qualify for hedge accounting treatment. Unrealized gains and losses were included in Other (income) expenses, net on the accompanying Statement of Combined Operations while realized gains and losses were included in Cost of goods sold on the accompanying Statement of Combined Operations as electricity purchases were made under the contract.

Finally, Alcoa Corporation has a derivative contract that hedges the anticipated power requirements at one of its smelters that began when the previous power contract expired in September 2016 (see above). Beyond the term where market information is available, management developed a forward curve, for valuation purposes, based on independent consultant market research. Significant increases or decreases in the power market may result in a higher or lower fair value measurement. Lower prices in the power market would cause a decrease in the derivative asset. The derivative contract has been designated as a cash flow hedge of future purchases of electricity. Unrealized gains and losses on this contract were recorded in Other comprehensive (loss) income on the accompanying Combined Balance Sheet, while realized gains and losses will be recorded in Cost of goods sold as electricity purchases are made under the power contract. In August 2016, Alcoa Corporation gave the required notice to terminate this derivative contract one year from the date of notification. As a result, Alcoa Corporation decreased both the related derivative asset recorded in Other noncurrent assets and the unrealized gain recorded in Accumulated other comprehensive loss by $84, which related to the August 2017 through 2036 timeframe, resulting in no impact to Alcoa Corporation’s earnings.

The following table presents quantitative information related to the significant unobservable inputs described above for Level 3 derivative contracts:

	Fair value at September 30, 2016	Unobservable input	Range ($ in full amounts)
Assets:
Embedded aluminum derivatives	$306	Price of aluminum beyond forward curve

Aluminum: $2,197 per metric ton in 2027 to $2,337 per metric ton in 2029 (two contracts) and $2,633 per metric ton in 2036 (one contract)

Midwest premium: $0.0630 per pound in 2016 to $0.0750 per pound in 2029 (two contracts) and 2036 (one contract)

Embedded aluminum derivative	4	Interrelationship of LME price to overall energy price	Aluminum: $1,680 per metric ton in 2016 to $1,802 per metric ton in 2019
Embedded aluminum derivative	—	Interrelationship of future aluminum and oil prices	Aluminum: $1,662 per metric ton in 2016 to $1,762 per metric ton in 2018 Oil: $49 per barrel in 2016 to $55 per barrel in 2018
Energy contract	7	Price of electricity beyond forward curve	Electricity: $57 per megawatt hour in 2016 to $58 per megawatt hour in 2017
Liabilities:
Embedded aluminum derivative	242	Price of aluminum beyond forward curve	Aluminum: $2,197 per metric ton in 2027 to $2,229 per metric ton in 2027
Embedded aluminum derivative	30	Interrelationship of LME price to the amount of megawatt hours of energy needed to produce the forecasted metric tons of aluminum	Aluminum: $1,662 per metric ton in 2016 to $1,785 per metric ton in 2019 Midwest premium: $0.0630 per pound in 2016 to $0.0750 per pound in 2019 Electricity: rate of 2 million megawatt hours per year
Embedded credit derivative	24	Credit spread between Alcoa Corporation and counterparty	2.15% to 2.89% (2.52% median)

The fair values of Level 3 derivative instruments recorded as assets and liabilities in the accompanying Combined Balance Sheet were as follows:

	September 30, 2016	December 31, 2015
Asset Derivatives
Derivatives designated as hedging instruments:
Prepaid expenses and other current assets:
Embedded aluminum derivatives	$40	$72
Energy contract	7	—
Other noncurrent assets:
Embedded aluminum derivatives	270	994
Energy contract	—	2

Total derivatives designated as hedging instruments	$317	$1,068

Derivatives not designated as hedging instruments:
Prepaid expenses and other current assets:
Embedded aluminum derivatives	$—	$69

Total derivatives not designated as hedging instruments	$—	$69

Total Asset Derivatives	$317	$1,137

Liability Derivatives
Derivatives designated as hedging instruments:
Other current liabilities:
Embedded aluminum derivative	$16	$9
Energy contract	—	4
Other noncurrent liabilities and deferred credits:
Embedded aluminum derivative	226	160

Total derivatives designated as hedging instruments	$242	$173

Derivatives not designated as hedging instruments:
Other current liabilities:
Embedded aluminum derivative	$9	$—
Embedded credit derivative	4	6
Other noncurrent liabilities and deferred credits:
Embedded aluminum derivative	21	—
Embedded credit derivative	20	29

Total derivatives not designated as hedging instruments	$54	$35

Total Liability Derivatives	$296	$208

The following tables present a reconciliation of activity for Level 3 derivative contracts:

	Assets		Liabilities
Third quarter ended September 30, 2016	Embedded aluminum derivatives	Energy contract	Embedded aluminum derivatives	Embedded credit derivative	Energy contract
Opening balance – July 1, 2016	$745	$49	$228	$33	$9
Total gains or losses (realized and unrealized) included in:
Sales	1	—	(3)	—	—
Cost of goods sold	(31)	—	—	(1)	—
Other income, net*	(5)	(85)	2	(8)	(1)
Other comprehensive loss	(414)	48	48	—	(1)
Purchases, sales, issuances, and settlements**	—	—	—	—	—
Transfers into and/or out of Level 3**	—	—	—	—	—
Other	14	(5)	(3)	—	(7)

Closing balance – September 30, 2016	$310	$7	$272	$24	$—

Change in unrealized gains or losses included in earnings for derivative contracts held at September 30, 2016:
Sales	$—	$—	$—	$—	$—
Cost of goods sold	—	—	—	—	—
Other income, net*	(5)	(85)	2	(8)	(1)

*	In August 2016, Alcoa Corporation elected to terminate the energy contract in accordance with the provisions of the agreement (see above). As a result, Alcoa Corporation decreased the derivative asset and recorded a charge in Other income, net of $84, which is reflected in the table above. Additionally, Alcoa Corporation also decreased the related unrealized gain included in Accumulated other comprehensive loss and recorded a benefit in Other income, net of $84. As such, the termination of the specified term of this derivative contract described above did not have an impact on Alcoa Corporation’s earnings.
**	In the 2016 third quarter, there were no purchases, sales, issuances or settlements of Level 3 derivative instruments. Additionally, there were no transfers of derivative instruments into or out of Level 3.

	Assets		Liabilities
Nine months ended September 30, 2016	Embedded aluminum derivatives	Energy contract	Embedded aluminum derivatives	Embedded credit derivative	Energy contract
Opening balance – January 1, 2016	$1,135	$2	$169	$35	$4
Total gains or losses (realized and unrealized) included in:
Sales	(9)	—	(8)	—	—
Cost of goods sold	(92)	—	—	(4)	—
Other income, net*	(13)	(83)	2	(7)	(2)
Other comprehensive income	(750)	87	80	—	(1)
Purchases, sales, issuances, and settlements**	—	—	32	—	—
Transfers into and/or out of Level 3**	—	—	—	—	—
Other	39	1	(3)	—	(1)

Closing balance – September 30, 2016	$310	$7	$272	$24	$—

Change in unrealized gains or losses included in earnings for derivative contracts held at September 30, 2016:
Sales	$—	$—	$—	$—	$—
Cost of goods sold	—	—	—	—	—
Other income, net*	(13)	(83)	2	(7)	(2)

*	In August 2016, Alcoa Corporation elected to terminate the energy contract in accordance with the provisions of the agreement (see above). As a result, Alcoa Corporation decreased the derivative asset and recorded a charge in Other income, net of $84, which is reflected in the table above. Additionally, Alcoa Corporation also decreased the related unrealized gain included in Accumulated other comprehensive loss and recorded a benefit in Other income, net of $84. As such, the termination of the specified term of this derivative contract described above did not have an impact on Alcoa Corporation’s earnings.
**	In the 2016 nine-month period, there was an issuance of a new embedded derivative contained in an amendment to an existing power contract. There were no purchases, sales or settlements of Level 3 derivative instruments. Additionally, there were no transfers of derivative instruments into or out of Level 3.

Derivatives Designated As Hedging Instruments – Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of unrealized gains or losses on the derivative is reported as a component of other comprehensive income (OCI). Realized gains or losses on the derivative are reclassified from OCI into earnings in the same period or periods during which the hedged transaction impacts earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized directly in earnings immediately.

Alcoa Corporation has five Level 3 embedded aluminum derivatives and one Level 3 energy contract that have been designated as cash flow hedges as follows.

Embedded aluminum derivatives. Alcoa Corporation has entered into energy supply contracts that contain pricing provisions related to the LME aluminum price. The LME-linked pricing features are considered embedded derivatives. Five of these embedded derivatives have been designated as cash flow hedges of forward sales of aluminum. At September 30, 2016 and December 31, 2015, these embedded aluminum derivatives hedge forecasted aluminum sales of 3,521 kmt and 3,307 kmt, respectively.

Alcoa Corporation recognized a net unrealized loss of $462 and $830 in the 2016 third quarter and nine-month period, respectively, and a net unrealized gain of $301 and $819 in the 2015 third quarter and nine-month period, respectively, in Other comprehensive (loss) income related to these five derivative instruments. Additionally, Alcoa Corporation reclassified a realized loss of $4 and a realized gain of $1 in the 2016 third quarter and nine-month period, respectively, and a realized loss of $1 and $25 in the 2015 third quarter and nine-month period, respectively, from Accumulated other comprehensive loss to Sales. Assuming market rates remain constant with the rates at September 30, 2016, a realized gain of $23 is expected to be recognized in Sales over the next 12 months.

Also, Alcoa Corporation recognized a gain of less than $1 in the 2016 nine-month period (no such gain was recognized in the 2016 third quarter) and a gain of less than $1 and $2 in the 2015 third quarter and nine-month period, respectively, in Other (income) expenses, net related to the amount excluded from the assessment of hedge effectiveness. There was no ineffectiveness related to these five derivative instruments in the 2016 third quarter and nine-month period and the 2015 third quarter and nine-month period.

Energy contract. Alcoa Corporation has a derivative contract that hedges the anticipated power requirements at one of its smelters that became effective when the existing power contract expired in September 2016. In August 2016, Alcoa Corporation elected to terminate most of the remaining term of this derivative contract (see above). At September 30, 2016 and December 31, 2015, this energy contract hedges forecasted electricity purchases of 2,130,122 and 59,409,328 megawatt hours, respectively. Alcoa Corporation recognized an unrealized gain of $49 and $88 in the 2016 third quarter and nine-month period, respectively, and an unrealized gain of $3 and an unrealized loss of $8 in the 2015 third quarter and nine-month period, respectively, in Other comprehensive (loss) income. Additionally, Alcoa Corporation recognized a gain of $3 in Other income, net related to hedge ineffectiveness in the 2016 nine-month period. There was no ineffectiveness related to the energy contract in the 2016 third quarter and the 2015 third quarter and nine-month period.

Derivatives Not Designated As Hedging Instruments

Alcoa Corporation has three Level 3 embedded aluminum derivatives and one Level 3 embedded credit derivative that do not qualify for hedge accounting treatment. As such, gains and losses related to the changes in fair value of these instruments are recorded directly in earnings.

In the third quarter of 2016 and 2015, Alcoa Corporation recognized a gain of $1 and a loss of $17, respectively, in Other (income) expenses, net, of which a loss of $7 and $4, respectively, related to the embedded aluminum derivatives and a gain of $8 and a loss of $13, respectively, related to the embedded credit derivative. In the nine-month period of 2016 and 2015, Alcoa Corporation recognized a loss of $8 and $19, respectively, in Other income, net, of which a loss of $15 and $5, respectively, related to the embedded aluminum derivatives and a gain of $7 and a loss of $14, respectively, related to the embedded credit derivative.

Material Limitations

The disclosures with respect to commodity prices, interest rates, and foreign currency exchange risk do not take into account the underlying commitments or anticipated transactions. If the underlying items were included in the analysis, the gains or losses on the futures contracts may be offset. Actual results will be determined by a number of factors that are not under Alcoa Corporation’s control and could vary significantly from those factors disclosed.

Alcoa Corporation is exposed to credit loss in the event of nonperformance by counterparties on the above instruments, as well as credit or performance risk with respect to its hedged customers’ commitments. Although nonperformance is possible, Alcoa Corporation does not anticipate nonperformance by any of these parties. Contracts are with creditworthy counterparties and are further supported by cash, treasury bills, or irrevocable letters of credit issued by carefully chosen banks. In addition, various master netting arrangements are in place with counterparties to facilitate settlement of gains and losses on these contracts.

Other Financial Instruments

The carrying values and fair values of Alcoa Corporation’s other financial instruments were as follows:

	September 30, 2016		December 31, 2015
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$241	$241	$557	$557
Restricted cash	2	2	—	—
Long-term debt due within one year	21	21	18	18
Long-term debt, less amount due within one year	1,454	1,515	207	207

The following methods were used to estimate the fair values of other financial instruments:

Cash and cash equivalents and Restricted cash. The carrying amounts approximate fair value because of the short maturity of the instruments. The fair value amounts for Cash and cash equivalents and Restricted cash were classified in Level 1.

Long-term debt due within one year and Long-term debt, less amount due within one year. The fair value was based on quoted market prices for public debt and on interest rates that are currently available to Alcoa Corporation for issuance of debt with similar terms and maturities for non-public debt. The fair value amounts for all Long-term debt were classified in Level 2 of the fair value hierarchy.

N. Related Party Transactions – Transactions between Alcoa Corporation and Arconic have been presented as related party transactions in these Combined Financial Statements of Alcoa Corporation. Sales to Arconic from Alcoa Corporation were $254 and $753 in the 2016 third quarter and nine-month period, respectively, and $234 and $881 in the 2015 third quarter and nine-month period, respectively.

Cash Pooling Arrangement. Alcoa Corporation engages in cash pooling arrangements with related parties that are managed centrally by ParentCo.

Corporate Allocations and Parent Company Net Investment. ParentCo’s operating model includes a combination of standalone and combined business functions between Alcoa Corporation and Arconic, varying by country and region. The Combined Financial Statements of Alcoa Corporation include allocations related to these costs applied on a fully allocated cost basis, in which shared business functions are allocated between Alcoa Corporation and Arconic. Such allocations are estimates, and also do not represent the costs of such services if performed on a standalone basis.

The Combined Financial Statements of Alcoa Corporation include general corporate expenses of ParentCo that were not historically charged to Alcoa Corporation for certain support functions that are provided on a centralized basis, such as expenses related to finance, audit, legal, information technology, human resources, communications, compliance, facilities, employee benefits and compensation, and research and development activities.

For purposes of the Combined Financial Statements, a portion of these general corporate expenses has been allocated to Alcoa Corporation, and is included in the accompanying Combined Statement of Operations within Cost of goods sold, Selling, general administrative and other expenses, and Research and development expenses. These expenses have been allocated to Alcoa Corporation on the basis of direct usage when identifiable, with the remainder allocated based on Alcoa Corporation’s segment revenue as a percentage of ParentCo’s total segment revenue for both Alcoa Corporation and Arconic. Total general corporate expenses allocated to Alcoa Corporation were $61 and $157 in the 2016 third quarter and nine-month period, respectively, and $76 and $205 in the 2015 third quarter and nine-month period, respectively.

All external debt not directly attributable to Alcoa Corporation has been excluded from the accompanying Combined Balance Sheet of Alcoa Corporation. Financing costs related to these debt obligations have been allocated to Alcoa Corporation based on the ratio of capital invested in Alcoa Corporation to the total capital invested by ParentCo in both Alcoa Corporation and Arconic, and are included in the accompanying Statement of Combined Operations within Interest expense. Total financing costs allocated to Alcoa Corporation were $59 and $178 in the 2016 third quarter and nine-month period, respectively, and $63 and $190 in the 2015 third quarter and nine-month period, respectively.

Management believes the assumptions regarding the allocation of ParentCo’s general corporate expenses and financing costs are reasonable.

Nevertheless, the Combined Financial Statements of Alcoa Corporation may not reflect the actual expenses that would have been incurred and may not reflect Alcoa Corporation’s combined results of operations, financial position and cash flows had it been a standalone company during the periods presented. Actual costs that would have been incurred if Alcoa Corporation had been a standalone company would depend on multiple factors, including organizational structure, capital structure, and strategic decisions made in various areas, including information technology and infrastructure. Transactions between Alcoa Corporation and ParentCo, including sales to Arconic, have been included as related party transactions in these Combined Financial Statements and are considered to be effectively settled for cash at the time the transaction is recorded. The total net effect of the settlement of these transactions is reflected in the accompanying Combined Statement of Cash Flows as a financing activity and in the accompanying Combined Balance Sheets as Parent Company net investment.

O. Income Taxes – The effective tax rate for the third quarter of 2016 and 2015 was 86.8% (provision on income) and 550.0% (provision on income), respectively.

The rate for the 2016 third quarter differs from the U.S. federal statutory rate of 35% primarily due to U.S. losses and tax credits with no tax benefit realizable by Alcoa Corporation, somewhat offset by foreign income taxed in lower rate jurisdictions and tax benefits on interest expense eliminated to Parent Company net investment.

The rate for the 2015 third quarter differs from the U.S. federal statutory rate of 35% primarily due to U.S. losses and tax credits with no tax benefit realizable by Alcoa Corporation.

The effective tax rate for the 2016 and 2015 nine-month periods was 712.0% (provision on a loss) and 67.2% (provision on income), respectively.

The rate for the 2016 nine-month period differs (by (747.0) percentage points) from the U.S. federal statutory rate of 35% primarily due to U.S. losses and tax credits with no tax benefit realizable by Alcoa Corporation, slightly offset by foreign income taxed in lower rate jurisdictions and tax benefits on interest expense eliminated to Parent Company net investment.

The rate for the 2015 nine-month period differs from the U.S. federal statutory rate of 35% primarily due to an $85 discrete income tax charge ($51 after noncontrolling interest) for a valuation allowance on certain deferred tax assets in Suriname, which were mostly related to employee benefits and tax loss carryforwards, and U.S. losses and tax credits with no tax benefit realizable by Alcoa Corporation.

P. Subsequent Events – Management evaluated all activity of Alcoa and concluded that no subsequent events have occurred that would require recognition in the Combined Financial Statements or disclosure in the Notes to the Combined Financial Statements, except as described below.

On November 1, 2016, ParentCo completed its separation into two standalone, publicly-traded companies (see Note A).

Report of Independent Registered Public Accounting Firm*

To the Shareholders and Board of Directors of Alcoa Corporation:

We have reviewed the accompanying combined balance sheet of Alcoa Corporation as of September 30, 2016, and the related statements of combined operations, combined comprehensive (loss) income, and changes in combined equity for the three-month and nine-month periods ended September 30, 2016 and 2015 and the statement of combined cash flows for the nine-month period ended September 30, 2016 and 2015. These combined interim financial statements are the responsibility of Alcoa Corporation’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America applicable to reviews of interim financial information. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) or in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying combined interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America, the combined balance sheet as of December 31, 2015, and the related statements of combined operations, combined comprehensive loss, changes in combined equity, and combined cash flows for the year then ended (not presented herein), and in our report dated June 29, 2016, we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying combined balance sheet information as of December 31, 2015, is fairly stated in all material respects in relation to the combined balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
December 1, 2016

*	This report should not be considered a “report” within the meanings of Sections 7 and 11 of the Securities Act of 1933, and the independent registered public accounting firm’s liability under Section 11 does not extend to it.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except realized prices; production and shipments in thousands of metric tons [kmt])

Separation Transaction. On September 28, 2015, ParentCo’s Board of Directors preliminarily approved a plan to separate ParentCo into two standalone, publicly-traded companies (the “Separation Transaction”). One company was named Alcoa Corporation and will include the Alumina and Primary Metals segments, which comprise the bauxite mining, alumina refining, aluminum production, and energy operations of ParentCo, as well as the Warrick, IN rolling operations and the 25.1% equity interest in the rolling mill at the joint venture in Saudi Arabia, both of which are part of ParentCo’s Global Rolled Products segment. ParentCo, which will change its name to Arconic Inc., will continue to own the Global Rolled Products (except for the aforementioned rolling operations to be included in Alcoa Corporation), Engineered Products and Solutions, and Transportation and Construction Solutions segments.

The Separation Transaction was subject to a number of conditions, including, but not limited to: final approval by ParentCo’s Board of Directors (see below); the continuing validity of the private letter ruling from the Internal Revenue Service regarding certain U.S. federal income tax matters relating to the transaction; receipt of an opinion of legal counsel regarding the qualification of the distribution, together with certain related transactions, as a transaction that is generally tax-free for U.S. federal income tax purposes; and the U.S. Securities and Exchange Commission (the “SEC”) declaring effective a Registration Statement on Form 10, as amended, filed with the SEC on October 11, 2016 (effectiveness was declared by the SEC on October 17, 2016).

On September 29, 2016, ParentCo’s Board of Directors approved the completion of the Separation Transaction by means of a pro rata distribution by ParentCo of 80.1% of the outstanding common stock of Alcoa Corporation to ParentCo shareholders of record as of the close of business on October 20, 2016 (the “Record Date”). Arconic will retain the remaining 19.9% of Alcoa Corporation common stock. At the time of the Separation Transaction, ParentCo shareholders will receive one share of Alcoa Corporation common stock for every three shares of ParentCo common stock held as of the close of business on the Record Date. ParentCo shareholders will receive cash in lieu of fractional shares.

In connection with the Separation Transaction, as of October 31, 2016, Alcoa Corporation entered into certain agreements with Arconic to implement the legal and structural separation between the two companies, govern the relationship between Alcoa Corporation and Arconic after the completion of the Separation Transaction, and allocate between Alcoa Corporation and Arconic various assets, liabilities and obligations, including, among other things, employee benefits, environmental liabilities, intellectual property, and tax-related assets and liabilities. These agreements included a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement, Transition Services Agreement and certain Patent, Know-How, Trade Secret License and Trademark License Agreements.

On November 1, 2016, the Separation Transaction was completed and became effective at 12:01 a.m. Eastern Standard Time. To effect the Separation Transaction, ParentCo undertook a series of transactions to separate the net assets and certain legal entities of ParentCo, resulting in a cash payment of approximately $1,100 to ParentCo by Alcoa Corporation with the net proceeds of a previous debt offering (see Financing Activities in Liquidity and Capital Resources below). In conjunction with the Separation Transaction, 146,159,428 shares of Alcoa Corporation common stock were distributed to ParentCo shareholders. Additionally, Arconic retained 36,311,767 shares of Alcoa Corporation common stock representing its 19.9% retained interest. “Regular-way” trading of Alcoa Corporation’s common stock began with the opening of the New York Stock Exchange on November 1, 2016 under the ticker symbol “AA.” Alcoa Corporation’s common stock has a par value of $0.01 per share.

ParentCo incurred costs to evaluate, plan, and execute the Separation Transaction, and Alcoa Corporation was allocated a pro rata portion of those costs based on segment revenue. ParentCo recognized $55 and $118 in the 2016 third quarter and nine-month period, respectively, and $12 in both the 2015 third quarter and nine-month period for costs related to the Separation Transaction, of which $23 and $54 was allocated to Alcoa Corporation in the 2016 third quarter and nine-month period, respectively, and $6 was allocated to Alcoa Corporation in both the 2015 third quarter and nine-month period. The allocated amounts were included in Selling, general administrative, and other expenses.

Results of Operations

Selected Financial Data:

	Third quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Sales	$2,329	$2,679	$6,781	$8,748
Net loss attributable to Alcoa Corporation	$(6)	$(124)	$(261)	$(37)
Shipments of alumina (kmt)	2,361	2,798	6,795	8,042
Shipments of aluminum products (kmt)	761	796	2,295	2,408
Alcoa Corporation’s average realized price per metric ton of primary aluminum	$1,873	$1,906	$1,847	$2,190

Net loss attributable to Alcoa Corporation was $6 in the 2016 third quarter compared with $124 in the 2015 third quarter, and $261 in the 2016 nine-month period compared with $37 in the 2015 nine-month period. The improvement in results of $118 in the 2016 third quarter was principally related to net productivity improvements, a gain on the sale of wharf property, and lower restructuring-related charges, partially offset by lower pricing in the alumina operations. In the 2016 nine-month period, the decline in results of $224 was primarily the result of lower pricing in all operations, partially offset by net productivity improvements, lower restructuring-related charges, a lower income tax provision, and a gain on the sale of wharf property.

Sales declined $350, or 13%, in the 2016 third quarter and $1,967, or 22%, in the 2016 nine-month period compared to the same periods in 2015. In both periods, the decrease was largely attributable to both a lower average realized price and lower volume for alumina, the absence of sales related to capacity that was closed or curtailed (see Aluminum and Cast Products in Segment Information below), and lower energy sales. These negative impacts were slightly offset by higher bauxite sales. Additionally, lower primary aluminum volume related to the operating portfolio and a lower average realized price for primary aluminum also contributed to the decline in the 2016 third quarter and nine-month period, respectively.

Cost of goods sold (COGS) as a percentage of Sales was 84.3% in the 2016 third quarter and 85.0% in the 2016 nine-month period compared with 83.6% in the 2015 third quarter and 78.7% in the 2015 nine-month period. The percentage was negatively impacted in both periods by a lower average realized price for alumina, mostly offset in the 2016 third quarter and partially offset in the 2016 nine-month period by net productivity improvements across most (third quarter)/all (nine months) segments. Additionally, a lower average realized price for primary aluminum also contributed to the unfavorable impact in the 2016 nine-month period.

Selling, general administrative, and other expenses (SG&A) decreased $3 in the 2016 third quarter and increased $6 in the 2016 nine-month period compared to the corresponding periods in 2015. In the 2016 third quarter, the decline was principally due to a decrease in corporate overhead expenses, mostly offset by an increase in costs related to the Separation Transaction (see above) of ParentCo ($17). The increase in the 2016 nine-month period was mainly caused by an increase in costs related to the Separation Transaction (see above) of ParentCo ($48), mostly offset by a decrease in corporate overhead expenses and favorable foreign currency movements due to a stronger U.S. dollar. SG&A as a percentage of Sales increased from 3.5% in the 2015 third quarter to 4.0% in the 2016 third quarter, and from 3.0% in the 2015 nine-month period to 3.9% in the 2016 nine-month period.

Research and development expenses (R&D) declined $6, or 43%, in the 2016 third quarter and $28, or 52%, in the 2016 nine-month period compared with the same periods in 2015. The decrease in both periods was primarily driven by lower spending related to inert anode and carbothermic technology for the Aluminum segment.

Provision for depreciation, depletion, and amortization (DD&A) declined $9, or 5%, in the 2016 third quarter and $58, or 10%, in the 2016 nine-month period compared to the corresponding periods in 2015. In the 2016 third quarter, the decrease was mostly the result of the absence of DD&A ($5) related to capacity reductions at a refinery in South America that occurred at different points during 2015 and a smelter in the United States that occurred in March 2016. The decline in the 2016 nine-month period was primarily caused by favorable foreign currency movements due to a stronger U.S. dollar, particularly against the Brazilian real and Australian dollar, and the absence of DD&A ($16) related to capacity reductions at a refinery and smelter in South America that occurred at different points during 2015 and a smelter in the United States that occurred in March 2016.

Restructuring and other charges were $17 and $109 in the 2016 third quarter and nine-month period, respectively.

In the 2016 third quarter, Restructuring and other charges included $17 for layoff costs related to cost reduction initiatives, including the separation of approximately 30 employees (Aluminum segment) and related pension settlement costs; a net credit of $1 for other miscellaneous items; and a net charge of $1 related to corporate actions of ParentCo allocated to Alcoa Corporation.

In the 2016 nine-month period, Restructuring and other charges included $84 for additional net costs related to decisions made in the fourth quarter of 2015 to permanently close and demolish the Warrick (Indiana) smelter and to curtail the Wenatchee (Washington) smelter and Point Comfort (Texas) refinery (see below); $28 for layoff costs related to cost reduction initiatives, including the separation of approximately 60 employees (Aluminum segment) and related pension settlement costs; a net charge of $1 related to corporate actions of ParentCo allocated to Alcoa Corporation; and $4 for the reversal of a number of small layoff reserves related to prior periods.

In the 2016 nine-month period, costs related to the closure and curtailment actions included accelerated depreciation of $70 related to the Warrick smelter as it continued to operate during the 2016 first quarter; $24 ($4 in the 2016 third quarter) for the reversal of severance costs initially recorded in the 2015 fourth quarter; and $38 ($2 in the 2016 third quarter) in other costs. Additionally in the 2016 nine-month period, remaining inventories, mostly operating supplies and raw materials, were written down to their net realizable value, resulting in a charge of $5, which was recorded in COGS. The other costs of $38 ($2 in the 2016 third quarter) represent $30 ($3 in the 2016 third quarter) for contract termination, $4 (($3) in the 2016 third quarter) in asset retirement obligations for the rehabilitation of a coal mine related to the Warrick smelter, and $4 ($2 in the 2016 third quarter) in other related costs. Additional charges may be recognized in future periods related to these actions.

Restructuring and other charges were $54 and $297 in the 2015 third quarter and nine-month period, respectively.

In the 2015 third quarter, Restructuring and other charges included $42 for charges related to the decision to curtail the remaining capacity (887 kmt-per-year) at the refinery in Suriname; $11 for exit costs related to the decision to permanently shut down and demolish a power station (see below); $3 for layoff costs; and $2 for the reversal of a few layoff reserves related to prior periods.

In the 2015 nine-month period, Restructuring and other charges included $190 for exit costs related to decisions to permanently shut down and demolish a smelter and a power station (see below); $80 for the separation of approximately 800 employees (680 in the Aluminum segment and 120 combined in the Alumina and Bauxite segments), supplier contract-related costs, and other charges associated with the decisions to curtail the remaining capacity at both the refinery in Suriname (1,330 kmt-per-year) and the São Luís smelter (74 kmt-per-year); $24 related to post-closing adjustments associated with two December 2014 divestitures; $14 for layoff costs, including the separation of approximately 150 employees (Aluminum segment); a net credit of $5 related to corporate actions of ParentCo allocated to Alcoa Corporation; and $6 for the reversal of a number of small layoff reserves related to prior periods.

In the 2015 second quarter, management approved the permanent shutdown and demolition of the Poços de Caldas smelter (capacity of 96 kmt-per-year) in Brazil and the Anglesea power station (including the closure of a related coal mine) in Australia. The entire capacity at Poços de Caldas has been temporarily idled since May 2014 and the Anglesea power station was shut down at the end of August 2015. Demolition and remediation activities related to the Poços de Caldas smelter and the Anglesea power station began in late 2015 and are expected to be completed by the end of 2026 and 2020, respectively.

The decision on the Poços de Caldas smelter was due to management’s conclusion that the smelter was no longer competitive as a result of challenging global market conditions for primary aluminum that had not dissipated, which led to the initial curtailment, and higher costs. For the Anglesea power station, the decision was made because a sale process did not result in a sale and there would have been imminent operating costs and financial constraints related to this site in the remainder of 2015 and beyond, including significant costs to source coal from available resources, necessary maintenance costs, and a depressed outlook for forward electricity prices. The Anglesea power station previously supplied approximately 40 percent of the power needs for the Point Henry smelter, which was closed in August 2014.

In the 2015 nine-month period, costs related to the shutdown actions included asset impairments of $86, representing the write-off of the remaining book value of all related properties, plants, and equipment; $22 ($11 in the 2015 third quarter) for the layoff of approximately 90 employees (80 in the Energy segment and 10 in the Aluminum segment); including $11 in pension costs; and $82 in other exit costs. Additionally in the 2015 nine-month period, remaining inventories, mostly operating supplies and raw materials, were written down to their net realizable value, resulting in a charge of $4, which was recorded in COGS. The other exit costs of $82 represent $45 in asset retirement obligations and $29 in environmental remediation, both of which were triggered by the decisions to permanently shut down and demolish the aforementioned structures in Brazil and Australia (including the rehabilitation of a related coal mine), and $8 in supplier and customer contract-related costs.

Alcoa Corporation does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating such charges to segment results would have been as follows:

	Third quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Bauxite	$—	$7	$—	$9
Alumina	(1)	30	1	43
Aluminum	20	1	88	148
Cast Products	—	—	—	—
Energy	(3)	11	19	63
Rolled Products	—	—	—	—

Segment total	16	49	108	263
Corporate	1	5	1	34

Total restructuring and other charges	$17	$54	$109	$297

As of September 30, 2016, approximately 45 of the 60 employees associated with 2016 restructuring programs and approximately 2,500 of the 2,700 employees associated with 2015 restructuring programs were separated. As of March 31, 2016, the separations associated with the 2014 restructuring programs were essentially complete. Most of the remaining separations for the 2016 restructuring programs and all of the remaining separations for the 2015 restructuring programs are expected to be completed by the end of 2016.

In the 2016 third quarter and nine-month period, cash payments of $2 and $5, respectively, were made against layoff reserves related to 2016 restructuring programs, $11 and $62, respectively, were made against layoff reserves related to 2015 restructuring programs, and less than $1 and $1, respectively, were made against layoff reserves related to 2014 restructuring programs.

Interest expense decreased $2, or 3%, in the 2016 third quarter and $11, or 5%, in the 2016 nine-month period compared to the corresponding periods in 2015. The decrease in both periods was largely due to a lower allocation to Alcoa Corporation of ParentCo’s interest expense, which is primarily a function of the lower ratio in the 2016 third quarter and nine-month period (as compared to the 2015 third quarter and nine-month period) of capital invested in Alcoa Corporation to the total capital invested by ParentCo in both Alcoa Corporation and Arconic.

Other income, net was $106 in the 2016 third quarter and $90 in the 2016 nine-month period compared with Other expenses, net of $4 in the 2015 third quarter and Other income, net of $9 in the 2015 nine-month period, respectively.

The change of $110 and $81 in the 2016 third quarter and nine-month period, respectively, was mainly the result of a gain on the sale of wharf property near the Intalco, WA smelter ($118), a net favorable change in mark-to-market derivative contracts ($21-third quarter and $14-nine months), and gains on the sales of several parcels of land ($13-third quarter and $19-nine months). These items were somewhat offset in the 2016 third quarter and partially offset in the 2016 nine-month period by net unfavorable foreign currency movements ($43-third quarter and $83-nine months). Additionally, the change in the 2016 nine-month period was also impacted by a gain on the sale of an equity interest in a natural gas pipeline in Australia ($27), a benefit for an arbitration recovery related to a 2010 fire at the Iceland smelter ($14), and the absence of a gain on the sale of land around the Lake Charles, LA anode facility ($29).

The effective tax rate for the third quarter of 2016 and 2015 was 86.8% (provision on income) and 550.0% (provision on income), respectively.

The rate for the 2016 third quarter differs from the U.S. federal statutory rate of 35% primarily due to U.S. losses and tax credits with no tax benefit realizable by Alcoa Corporation, somewhat offset by foreign income taxed in lower rate jurisdictions and tax benefits on interest expense eliminated to Parent Company net investment.

The rate for the 2015 third quarter differs from the U.S. federal statutory rate of 35% primarily due to U.S. losses and tax credits with no tax benefit realizable by Alcoa Corporation.

The effective tax rate for the 2016 and 2015 nine-month periods was 712.0% (provision on a loss) and 67.2% (provision on income), respectively.

The rate for the 2016 nine-month period differs (by (747.0) percentage points) from the U.S. federal statutory rate of 35% primarily due to U.S. losses and tax credits with no tax benefit realizable by Alcoa Corporation, slightly offset by foreign income taxed in lower rate jurisdictions and tax benefits on interest expense eliminated to Parent Company net investment.

The rate for the 2015 nine-month period differs from the U.S. federal statutory rate of 35% primarily due to an $85 discrete income tax charge ($51 after noncontrolling interest) for a valuation allowance on certain deferred tax assets in Suriname, which were mostly related to employee benefits and tax loss carryforwards, and U.S. losses and tax credits with no tax benefit realizable by Alcoa Corporation.

Net income attributable to noncontrolling interest was $20 in the 2016 third quarter and $58 in the 2016 nine-month period compared with $61 in the 2015 third quarter and $188 in the 2015 nine-month period. These amounts were related to Alumina Limited of Australia’s ownership interest in AWAC, which is an unincorporated joint venture that consists of a group of companies, all of which are owned 60% by Alcoa Corporation and 40% by Alumina Limited of Australia (Alcoa Corporation consolidates AWAC for financial reporting purposes). In the 2016 third quarter and nine-month period, AWAC generated lower income compared to the same periods in 2015.

In both periods, the change in AWAC’s results was mainly driven by a decline in operating results (see below), partially offset by the absence of restructuring charges related to the permanent closure of the Anglesea power station and coal mine (see Restructuring and other charges above) and a $27 ($8 was noncontrolling interest’s share) gain on the sale of an equity interest in a natural gas pipeline in Australia, and in the 2016 nine-month period only, the absence of an $85 ($34 was noncontrolling interest’s share) discrete income tax charge for a valuation allowance on certain deferred tax assets (see Income taxes above).

The decrease in AWAC’s operating results in both periods was largely due to a lower average realized alumina price, slightly offset by net productivity improvements (see Alumina in Segment Information below).

On December 1, 2016, the Company’s Portland smelter in Australia experienced a power outage and as a result has halted production on one of two potlines. The other potline is operating but may experience a significant amount of instability in the short-term. The financial impact of this matter is unknown at this time and the Company will provide an update if the financial impact is determined to be material, at such time a reasonable estimate can be made.

Segment Information

Bauxite

	Third quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Bauxite production (million bone dry metric tons, or million bdmt)	11.1	11.4	33.2	33.6

Alcoa Corporation’s average cost per bdmt of bauxite*	$18	$19	$16	$19

Third-party sales	$93	$26	$224	$55
Intersegment sales	192	305	549	875

Total sales	$285	$331	$773	$930

ATOI	$55	$75	$156	$181

*	Includes all production-related costs, including conversion costs, such as labor, materials, and utilities; depreciation, depletion, and amortization; and plant administrative expenses.

Bauxite production decreased 3% and 1% in the 2016 third quarter and nine-month period, respectively, compared with the corresponding periods in 2015. The decrease in both periods was largely attributable to the curtailment of the Suralco mine and refinery (see Alumina below) partially offset by higher production across the remaining mining portfolio.

Total sales for the Bauxite segment declined 14% in the 2016 third quarter and 17% in the 2016 nine-month period compared to the same periods in 2015. The decline in both periods was primarily due to a lower bauxite price and a decrease in internal demand from the Alumina segment due to curtailments (see Alumina below). These negative impacts were partially offset in both periods by higher third-party shipments as Alcoa Corporation continues to expand its third-party bauxite business.

ATOI for this segment decreased $20 and $25 in the 2016 third quarter and nine-month period, respectively, compared to the same periods in 2015. In both periods, the decrease was principally driven by the decline in bauxite prices. In the 2016 nine-month period, the negative impact of bauxite prices was partially offset by net productivity improvements and net favorable foreign currency movements due to a stronger U.S. dollar, especially against the Australian dollar and Brazilian real.

In the 2016 fourth quarter (comparison with the 2015 fourth quarter), third-party bauxite shipments are expected to increase and productivity improvements are anticipated to continue.

Alumina

	Third quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Alumina production (kmt)	3,310	3,954	9,956	11,864
Third-party alumina shipments (kmt)	2,361	2,798	6,795	8,042

Alcoa’s average realized price per metric ton of alumina	$248	$314	$247	$328
Alcoa’s average cost per metric ton of alumina*	$246	$261	$244	$268

Third-party sales	$585	$878	$1,682	$2,636
Intersegment sales	317	396	930	1,330

Total sales	$902	$1,274	$2,612	$3,966

ATOI	$16	$133	$21	$457

*	Includes all production-related costs, including raw materials consumed; conversion costs, such as labor, materials, and utilities; depreciation, depletion, and amortization; and plant administrative expenses.

At September 30, 2016, Alcoa Corporation had 4,512 kmt of idle capacity on a base capacity of 17,271 kmt. Both idle capacity and base capacity were unchanged compared to June 30, 2016.

Alumina production decreased 16% in both the 2016 third quarter and nine-month period compared with the corresponding periods in 2015. In both periods, the decline was largely attributable to the absence of (third quarter) and lower (nine months) production at the Point Comfort (Texas) refinery (see below) and the absence of production at the Suralco (Suriname) refinery (see below).

In March 2015, management initiated a 12-month review of 2,800 kmt in refining capacity for possible curtailment (partial or full), permanent closure or divestiture. This review was part of management’s target to lower Alcoa Corporation’s refining operations on the global alumina cost curve to the 21st percentile (currently 17th) by the end of 2016. As part of this review, in 2015, management decided to curtail the remaining operating capacity at both the Suralco (1,330 kmt-per-year) and Point Comfort (2,010 kmt-per-year) refineries. The curtailment of the capacity at Suralco and Point Comfort was completed by the end of November 2015 and June 2016 (375 kmt-per-year was completed by the end of December 2015), respectively. While management has completed this specific review of Alcoa Corporation’s refining capacity, analysis of portfolio optimization in light of changes in the marketplace that may occur at any given time is ongoing.

Third-party sales for the Alumina segment decreased 33% and 36% in the 2016 third quarter and nine-month period, respectively, compared to the same periods in 2015. The decline in both periods was primarily due to a 21% (third quarter) and 25% (nine months) decrease in average realized price, a 16% (both periods) decline in volume, and unfavorable foreign currency movements related to the revaluation of outstanding customer receivables in Australia. In both periods, the change in average realized price was mostly driven by a 23% (third quarter) and 30% (nine months) lower average alumina index price.

Intersegment sales decreased 20% in the 2016 third quarter and 30% in the 2016 nine-month period compared with the corresponding periods in 2015 due to a lower average realized price and lower demand from the Primary Metals segment. The lower demand in both periods was caused by the absence of (third quarter) and lower (nine months) shipments to the Warrick (Indiana) smelter (closed in the first quarter of 2016) and the absence of shipments to the Wenatchee (Washington) smelter (curtailed in the fourth quarter of 2015). In the 2016 nine-month period, the absence of shipments to the São Luís (Brazil) smelter (curtailed in the second quarter of 2015) also contributed to the lower demand.

ATOI for this segment declined $117 and $436 in the 2016 third quarter and nine-month period, respectively, compared to the same periods in 2015. In both periods, the decrease was principally related to the previously mentioned lower average realized alumina price, slightly offset by net productivity improvements. Net unfavorable foreign currency movements due to a weaker U.S. dollar, especially against the Australian dollar and Brazilian real, and an unfavorable impact related to the curtailment of the Point Comfort refinery also contributed to the decline in the 2016 third quarter and nine-month period, respectively.

In the 2016 fourth quarter (comparison with the 2015 fourth quarter), alumina production will reflect the absence of approximately 540 kmt due to the curtailment of the Point Comfort and Suralco refineries. Additionally, net productivity improvements are anticipated.

Aluminum

	Third quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Aluminum production (kmt)	586	700	1,836	2,112

Alcoa Corporation’s average cost per metric ton of aluminum*	$1,569	$1,722	$1,563	$1,774

Third-party sales	$—	$2	$15	$4
Intersegment sales	918	1,132	2,807	4,040

Total sales	$918	$1,134	$2,822	$4,044

ATOI	$10	$(96)	$(16)	$89

*	Includes all production-related costs, including raw materials consumed; conversion costs, such as labor, materials, and utilities; depreciation and amortization; and plant administrative expenses.

At September 30, 2016, Alcoa Corporation had 778 kmt of idle capacity on a base capacity of 3,133 kmt. Both idle capacity and base capacity were unchanged compared to June 30, 2016.

In March 2015, management initiated a 12-month review of 500 kmt in smelting capacity for possible curtailment (partial or full), permanent closure or divestiture. This review was part of management’s target to lower Alcoa Corporation’s smelting operations on the global aluminum cost curve to the 38th percentile (currently 38th) by the end of 2016. As part of this review, in 2015, management decided to curtail the remaining operating capacity at both the São Luís smelter (74 kmt-per-year) in Brazil and at the Wenatchee smelter (143 kmt-per-year) in Washington and to permanently close the Warrick smelter (269 kmt-per-year) in Indiana. The curtailment of capacity at São Luís and Wenatchee was completed in April 2015 and by the end of December 2015, respectively, and the permanent closure of Warrick was completed by the end of March 2016. Previously under this review (November 2015), management decided to curtail the remaining capacity at the Intalco smelter in Washington by the end of June 2016; however, in May 2016, Alcoa Corporation reached agreement on a new power contract that will help improve the competiveness of the smelter, resulting in the termination of the planned curtailment. While management has completed this specific review of Alcoa Corporation’s smelting capacity, analysis of portfolio optimization in light of changes in the marketplace that may occur at any given time is ongoing.

Aluminum production decreased 16% and 13% in the 2016 third quarter and nine-month period, respectively, compared with the corresponding periods in 2015. In both periods, the decline was the result of the absence of (third quarter) and lower (nine months) production at the Warrick smelter and the absence of production at the Wenatchee smelter. The absence of production at the São Luís smelter also contributed to the decrease in the 2016 nine-month period.

Total sales for the Aluminum segment declined 19% in the 2016 third quarter and 30% in the 2016 nine-month period compared to the same periods in 2015.

The decrease in the 2016 third quarter was mainly attributable to the absence of sales (approximately $165) from the Wenatchee (curtailed) and Warrick (closed) smelters and lower volume in the remaining smelter portfolio.

The decrease in the 2016 nine-month period was largely attributable to a decrease in aluminum prices and the absence of sales (approximately $230) from the Wenatchee and São Luís smelters that were curtailed in 2015 as well as lower sales (approximately $250) from the Warrick smelter that was permanently closed at the end of March 2016. In the 2016 nine-month period, the change in aluminum price was driven by a 10% lower average LME price (on 15-day lag) and lower regional premiums, which dropped by an average of 46% in the United States and Canada, 54% in Europe, and 58% in the Pacific region.

ATOI for this segment increased $106 in the 2016 third quarter and decreased $105 in the 2016 nine-month period compared to the same periods in 2015.

The improvement in the 2016 third quarter was primarily driven by net productivity improvements, lower costs for alumina, and a favorable impact related to the closure and curtailment of the Warrick and Wenatchee smelters, respectively.

In the 2016 nine-month period, the decline was mostly caused by the previously mentioned lower aluminum price. This negative impact was partially offset by net productivity improvements and lower costs for both alumina and energy.

In the 2016 fourth quarter (comparison with the 2015 fourth quarter), aluminum production will be approximately 90 kmt lower as a result of the closure of the Warrick smelter and the curtailment of the Wenatchee smelter. Also, total sales will reflect the absence of approximately $150 due to the closure of the Warrick smelter and the curtailment of the Wenatchee smelter. Additionally, net productivity improvements are anticipated in this segment.

On December 1, 2016, the Company’s Portland smelter in Australia experienced a power outage and as a result has halted production on one of two potlines. The other potline is operating but may experience a significant amount of instability in the short-term. The financial impact of this matter is unknown at this time and the Company will provide an update if the financial impact is determined to be material, at such time a reasonable estimate can be made.

Cast Products

	Third quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Third-party aluminum shipments (kmt)	691	731	2,092	2,209

Alcoa Corporation’s average realized price per metric ton of aluminum*	$1,873	$1,906	$1,847	$2,190
Alcoa Corporation’s average cost per metric ton of aluminum**	$1,776	$1,845	$1,751	$2,120

Third-party sales	$1,294	$1,394	$3,864	$4,838
Intersegment sales	91	15	197	38

Total sales	$1,385	$1,409	$4,061	$4,876

ATOI	$44	$28	$133	$71

*	Average realized price per metric ton of aluminum includes three elements: a) the underlying base metal component, based on quoted prices from the LME; b) the regional premium, which represents the incremental price over the base LME component that is associated with the physical delivery of metal to a particular region (e.g., the Midwest premium for metal sold in the United States); and c) the product premium, which represents the incremental price for receiving physical metal in a particular shape (e.g., billet, slab, rod, etc.) or alloy.
**	Includes all production-related costs, including raw materials consumed; conversion costs, such as labor, materials, and utilities; depreciation and amortization; and plant administrative expenses.

Third-party sales for the Cast Products segment declined 7% in the 2016 third quarter and 20% in the 2016 nine-month period compared to the same periods in 2015.

The decrease in the 2016 third quarter was mainly attributable to a 2% decrease in average realized aluminum price and a 5% decrease in volume.

The decrease in the 2016 nine-month period was largely the result of a 16% drop in average realized aluminum price and a 5% reduction in volume due to 2015 smelter curtailments (see Aluminum above).

ATOI for this segment increased $16 in the 2016 third quarter and $62 in the 2016 nine-month period compared to the same periods in 2015.

The increase in the 2016 third quarter was mainly attributable to net productivity improvements, somewhat offset by lower product premiums and mix.

The increase in the 2016 nine-month period was primarily driven by net productivity improvements and improved equity results from the Ma’aden casthouse. These favorable impacts were partially offset by lower product premiums and mix.

In the 2016 fourth quarter (comparison with the 2015 fourth quarter), price and mix impacts are expected to be offset by continued net productivity improvements.

Energy

	Third quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Third-party sales (GWh)	1,886	1,677	5,436	4,881

Third-party sales	$77	$90	$209	$334
Intersegment sales	41	74	127	228

Total sales	$118	$164	$336	$562

ATOI	$23	$32	$59	$111

Third-party sales (GWh) for the Energy segment increased 12% in the 2016 third quarter and 11% in the 2016 nine-month period compared to the same periods in 2015. In both periods, the increase was the result of more power being available for third-party sales due to the curtailment of the Suralco refinery (see Alumina above) and the Sao Luis and Warrick smelters (see Aluminum above), higher water inflows at Yadkin, NC, and an increase in the distribution of assured energy from the Brazil hydro facilities (assured energy is Alcoa Corporation’s share of the facilities’ commercial capacity). These positive impacts were partially offset by the absence of generation at Anglesea, Australia, which closed in August 2015, impacting both the third quarter and nine-month comparisons.

Total sales for the Energy segment decreased 28% in the 2016 third quarter and 40% in the 2016 nine-month period compared to the same periods in 2015. In both periods, the decrease was mostly the result of lower energy prices, mainly in Brazil, and lower energy sales to Alcoa Corporation’s refineries and smelters offset by higher energy sales to third parties described above. In the 2016 nine-month period only, sales also declined as the result of unfavorable foreign currency movements due to a stronger U.S. dollar against the Brazilian real.

ATOI for this segment decreased $9 in the 2016 third quarter and $52 in the 2016 nine-month period compared to the same periods in 2015. In both periods, the decline was primarily driven by the previously mentioned change in sales. In the 2016 nine-month period only, the decrease was also driven by net unfavorable foreign currency movements due to a stronger U.S. dollar against the Brazilian real, somewhat offset by net productivity improvements.

In the 2016 fourth quarter (comparison with the 2015 fourth quarter), energy prices are expected to be lower in Brazil.

Rolled Products

	Third quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Third-party aluminum shipments (kmt)	70	65	203	199

Alcoa Corporation’s average realized price per metric ton of aluminum*	$3,390	$3,682	$3,360	$3,796

Third-party sales	$237	$239	$683	$754

ATOI	$(9)	$7	$(25)	$18

*	Generally, average realized price per metric ton of aluminum includes two elements: a) the price of metal (the underlying base metal component plus a regional premium – see the footnote to the table in Cast Products above for a description of these two components), and b) the conversion price, which represents the incremental price over the metal price component that is associated with converting primary aluminum into sheet and plate. In this circumstance, the metal price component is a pass-through to this segment’s customers.

Third-party sales for the Rolled Products segment decreased 1% in the 2016 third quarter and 9% in the 2016 nine-month period compared with the corresponding periods in 2015. In both periods, the decline was mostly due to a decrease in metal prices (both LME and regional premium components) and pricing pressure in the packaging end market, somewhat offset by higher volume as a result of increased can sheet demand.

ATOI for this segment decreased $16 in the 2016 third quarter and $43 in the 2016 nine-month period compared to the same periods in 2015. In both periods, the decline was principally due to higher costs ($18 – third quarter and $38 – nine months) from operating the Warrick (Indiana) rolling mill as a cold metal plant (previously was a hot metal plant) due to the permanent closure of Alcoa Corporation’s Warrick smelter in the first quarter of 2016 (see Aluminum above) and unfavorable pricing in the global can sheet packaging market. These negative impacts were slightly offset by net productivity improvements and higher volume.

In the 2016 fourth quarter (comparison with the 2015 fourth quarter), higher costs ($15) related to operating the Warrick rolling mill as a cold metal plant, as well as pricing pressure from the packaging market are expected to continue.

Reconciliation of ATOI to Combined Net Loss Attributable to Alcoa Corporation

Items required to reconcile total segment ATOI to combined net loss attributable to Alcoa Corporation include: the impact of LIFO inventory accounting; metal price lag; interest expense; noncontrolling interest; corporate expense (general administrative and selling expenses of operating the corporate headquarters and other global administrative facilities, along with depreciation and amortization on corporate-owned assets); restructuring and other charges; income taxes; and other items, including intersegment profit eliminations, discrete tax items, deferred tax valuation allowance adjustments, and other differences between tax rates applicable to the segments and the combined effective tax rate, and other nonoperating items such as foreign currency transaction gains/losses, gains/losses on certain asset sales, and interest income.

The following table reconciles total segment ATOI to combined net loss attributable to Alcoa Corporation:

	Third quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Total segment ATOI	$139	$179	$328	$927
Unallocated amounts:
Impact of LIFO	5	25	32	68
Metal price lag	1	(14)	5	(26)
Interest expense	(67)	(69)	(197)	(208)
Noncontrolling interest (net of tax)	(20)	(61)	(58)	(188)
Corporate expense	(50)	(54)	(136)	(138)
Restructuring and other charges	(17)	(54)	(109)	(297)
Income taxes	(53)	(23)	(92)	35
Other	56	(53)	(34)	(210)

Combined net loss attributable to Alcoa Corporation	$(6)	$(124)	$(261)	$(37)

The changes in the reconciling items between total segment ATOI and combined net loss attributable to Alcoa Corporation for the 2016 third quarter and nine-month period compared with the corresponding periods in 2015 (unless otherwise noted) consisted of:

•	a change in the Impact of LIFO, mostly due to a decrease in the price of alumina at both September 30, 2016 indexed to December 31, 2015 for the 2016 third quarter and nine-month period and at September 30, 2015 indexed to December 31, 2014 for the 2015 third quarter and nine-month period (overall, the price of alumina in the 2016 third quarter and nine-month period was lower compared with the 2015 third quarter and nine-month period);

•	a change in Metal price lag, the result of an increase in the price of aluminum (driven by higher base metal prices (LME), partially offset by lower regional premiums) at September 30, 2016 indexed to December 31, 2015 for the 2016 third quarter and nine-month period compared to a decrease in the price of aluminum (both lower base metal prices (LME) and regional premiums) at September 30, 2015 indexed to December 31, 2014 for the 2015 third quarter and nine-month period (overall, the price of aluminum in the 2016 third quarter and nine-month period was lower compared with the 2015 third quarter and nine-month period) (Metal price lag describes the timing difference created when the average price of metal sold differs from the average cost of the metal when purchased by Alcoa Corporation’s Rolled Products segment. In general, when the price of metal increases, metal price lag is favorable, and when the price of metal decreases, metal price lag is unfavorable);

•	a decrease in Interest expense, principally due to a lower allocation to Alcoa Corporation of ParentCo’s interest expense, which is primarily a function of the lower ratio in the 2016 third quarter and nine-month period (as compared to the 2015 third quarter and nine-month period) of capital invested in Alcoa Corporation to the total capital invested by ParentCo in both Alcoa Corporation and Arconic;

•	a change in Noncontrolling interest, due to the change in results of AWAC, principally driven by a decline in operating results, partially offset by the absence of restructuring charges related to the permanent closure of the Anglesea power station and coal mine and a $27 ($8 was noncontrolling interest’s share) gain on the sale of an equity interest in a natural gas pipeline in Australia, and in the 2016 nine-month period only, the absence of an $85 ($34 was noncontrolling interest’s share) discrete income tax charge for a valuation allowance on certain deferred tax assets;

•	a decline in Corporate expense, largely attributable to decreases in various expenses, mostly offset by higher expenses related to the Separation Transaction of ParentCo ($17-third quarter and $48-nine months);

•	a decrease in Restructuring and other charges due to fewer portfolio actions;

•	a change in Income taxes, primarily the result of higher U.S. losses with no realizable tax benefit; and

•	a change in Other, mostly due to a gain on the sale of wharf property near the Intalco, WA smelter ($118).

Environmental Matters

See the Environmental Matters section of Note I to the Combined Financial Statements in Part I Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Cash From Operations

Cash used for operations was $550 in the 2016 nine-month period compared with cash provided from operations of $822 in the same period of 2015. The decline in cash from operations of $1,372 was principally due to lower operating results (net (loss) income plus net add-back for noncash transactions in earnings) and a negative change associated with working capital of $677, partially driven by an unfavorable change in taxes, including income taxes. These items were slightly offset by a positive change in noncurrent assets of $145, which was mainly the result of a $100 smaller prepayment made under a natural gas supply agreement in Australia (see below).

On April 8, 2015, Alcoa Corporation’s majority-owned subsidiary, Alcoa of Australia Limited (AofA), which is part of AWAC, secured a new 12-year gas supply agreement to power its three alumina refineries in Western Australia beginning in July 2020. This agreement was conditional on the completion of a third-party acquisition of the related energy assets from the then-current owner, which occurred in June 2015. The terms of AofA’s gas supply agreement required a prepayment of $500 to be made in two installments. The first installment of $300 was made at the time of completion of the third-party acquisition in June 2015 and the second installment of $200 was made in April 2016.

Financing Activities

Cash provided from financing activities was $215 in the 2016 nine-month period, an increase of $500 compared with cash used for financing activities of $285 in the corresponding period of 2015. The source of cash in the 2016 nine-month period was primarily due to $407 in net transfers from ParentCo, partially offset by $176 in cash paid to the noncontrolling interest in AWAC, Alumina Limited of Australia. In the 2015 nine-month period, the use of cash was primarily due to $193 in net transfers to ParentCo and $71 in cash paid to the noncontrolling interest in AWAC, Alumina Limited of Australia.

On September 16, 2016, Alcoa Corporation and Alcoa Nederland Holding B.V. (AHNBV), a wholly-owned subsidiary of Alcoa Corporation, entered into a revolving credit agreement with a syndicate of lenders and issuers named therein, as amended, (the “Revolving Credit Agreement”). The Revolving Credit Agreement provides a $1,500 senior secured revolving credit facility (the “Revolving Credit Facility”), the proceeds of which may be used for transaction costs related to the Separation Transaction, to provide working capital, and/or for other general corporate purposes of Alcoa Corporation and its subsidiaries. Subject to the terms and conditions of the Revolving Credit Agreement, AHNBV may from time to time request the issuance of letters of credit up to $750 under the Revolving Credit Facility, subject to a sublimit of $400 for any letters of credit issued for the account of Alcoa Corporation or any of its domestic subsidiaries.

The Revolving Credit Facility is scheduled to mature on November 1, 2021, unless extended or earlier terminated in accordance with the provisions of the Revolving Credit Agreement. Alcoa Corporation may make extension requests during the term of the Revolving Credit Facility, subject to the lender consent requirements set forth in the Revolving Credit Agreement. Under the provisions of the Revolving Credit Agreement, ANHBV will pay a quarterly commitment fee ranging from 0.225% to 0.450% (based on Alcoa Corporation’s leverage ratio) on the unused portion of the Revolving Credit Facility.

A maximum of $750 in outstanding borrowings under the Revolving Credit Facility may be denominated in euros. Loans will bear interest at a rate per annum equal to, at ANHBV’s option, either (a) an adjusted LIBOR rate or (b) a base rate determined by reference to the highest of (1) the prime rate of JPMorgan Chase Bank, N.A., (2) the greater of the federal funds effective rate and the overnight bank funding rate, plus 0.5%, and (3) the one month adjusted LIBOR rate plus 1% per annum, plus, in each case, an applicable margin. The applicable margin for all loans will vary based on Alcoa Corporation’s leverage ratio and will range from 1.75% to 2.50% for LIBOR loans and 0.75% to 1.50% for base rate loans. Outstanding borrowings may be prepaid without premium or penalty, subject to customary breakage costs.

All obligations of Alcoa Corporation or a domestic entity under the Revolving Credit Facility are secured by, subject to certain exceptions (including a limitation of pledges of equity interests in certain foreign subsidiaries to 65%, and certain thresholds with respect to real property), a first priority lien on substantially all assets of Alcoa Corporation and the material domestic wholly-owned subsidiaries of Alcoa Corporation and certain equity interests of specified non-U.S. subsidiaries. All other obligations under the Revolving Credit Facility are secured by, subject to certain exceptions (including certain thresholds with respect to real property), a first priority security interest in substantially all assets of Alcoa Corporation, ANHBV, the material domestic wholly-owned subsidiaries of Alcoa Corporation, and the material foreign wholly-owned subsidiaries of Holdings located in Australia, Brazil, Canada, Luxembourg, the Netherlands and Norway, including equity interests of certain subsidiaries that directly hold equity interests in AWAC entities. However, no AWAC entity is a guarantor of any obligation under the Revolving Credit Facility and no asset of any AWAC entity, or equity interests in any AWAC entity, will be pledged to secure the obligations under the Revolving Credit Facility.

The Revolving Credit Agreement includes a number of customary affirmative covenants. Additionally, the Revolving Credit Agreement contains a number of negative covenants (applicable to Alcoa Corporation and certain subsidiaries described as restricted), that, subject to certain exceptions, include limitations on (among other things): liens; fundamental changes; sales of assets; indebtedness; entering into restrictive agreements; restricted payments, including shareholder dividends and repurchases of common stock (see below); investments, loans, advances, guarantees, and acquisitions; transactions with affiliates; amendment of certain material documents; and a covenant prohibiting reductions in the ownership of AWAC entities, and certain other specified restricted subsidiaries of Alcoa Corporation, below an agreed level. The Revolving Credit Agreement also includes financial covenants requiring the maintenance of a specified interest expense coverage ratio of not less than 5.00 to 1.00, and a leverage ratio for any period of four consecutive fiscal quarters that is not greater than 2.25 to 1.00. As of September 30, 2016, Alcoa Corporation would have been in compliance with all such covenants if they had been measured as of such date.

In reference to the restricted payments covenant mentioned above, Alcoa Corporation may declare and make annual ordinary dividends in an aggregate amount not to exceed $38 in each of the November 1, 2016 through December 31, 2017 time period and annual 2018, $50 in each of annual 2019 and 2020, and $75 in the January 1, 2021 through November 1, 2021 time period (see below), except that 50% of any unused amount of the base amount in any of the specified time periods may be used in the next succeeding period following the use of the base amount in said time period. Also, Alcoa Corporation may repurchase shares of its common stock pursuant to stock option exercises and benefit plans in an aggregate amount not to exceed $25 during any fiscal year, except that 50% of any unused amount of the base amount in any fiscal year may be used in the next succeeding fiscal year following the use of the base amount in said fiscal year.

The Revolving Credit Agreement contains customary events of default, including with respect to a failure to make payments under the Revolving Credit Facility, cross-default and cross-judgment default and certain bankruptcy and insolvency events.

There were no amounts outstanding at September 30, 2016 and no amounts were borrowed during the 2016 third quarter under the Revolving Credit Facility.

Also in September 2016, ANHBV completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt offering for $750 of 6.75% Senior Notes due 2024 (the “2024 Notes”) and $500 of 7.00% Senior Notes due 2026 (the “2026 Notes” and, collectively with the 2024 Notes, the “Notes”). ANHBV received $1,228 in net proceeds (see below) from the debt offering reflecting a discount to the initial purchasers of the Notes. The net proceeds will be used to make a payment to ParentCo to fund the transfer of certain assets from ParentCo to Alcoa Corporation in connection with the Separation Transaction, and any remaining net proceeds will be used for general corporate purposes. The discount to the initial purchasers was deferred and is being amortized to interest expense over the respective terms of the Notes. Interest on the Notes will be paid semi-annually in March and September, commencing March 2017.

ANBHV has the option to redeem the Notes on at least 30 days, but not more than 60 days, prior notice to the holders of the Notes under multiple scenarios, including, in whole or in part, at any time or from time to time after September 2019, in the case of the 2024 Notes, or after September 2021, in the case of the 2026 Notes, at a redemption price specified in the indenture (up to 105.063% of the principal amount for the 2024 Notes and up to 103.500% of the principal amount of the 2026 Notes, plus any accrued and unpaid interest in each case). Also, the Notes are subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the indenture) at a repurchase price in cash equal to 101% of the aggregate principal amount of the Notes repurchased, plus any accrued and unpaid interest on the Notes repurchased.

The Notes are senior unsecured obligations of ANHBV and do not entitle the holders to any registration rights pursuant to a registration rights agreement. ANHBV does not intend to file a registration statement with respect to resales of or an exchange offer for the Notes. The Notes are guaranteed on a senior unsecured basis by Alcoa Corporation and its subsidiaries that are guarantors under the Revolving Credit Agreement (the “subsidiary guarantors” and, together with Alcoa Corporation, the “guarantors”). Each of the subsidiary guarantors will be released from their Notes guarantees upon the occurrence of certain events, including the release of such guarantor from its obligations as a guarantor under the Revolving Credit Agreement.

The Notes indenture contains various restrictive covenants similar to those described above for the Revolving Credit Agreement, including a limitation on restricted payments, with, among other exceptions, capacity to pay annual dividends generally consistent with those provided for in the Revolving Credit Agreement, with annual capacity to pay $75 in each of annual 2021 through 2024.

In conjunction with this debt offering, the net proceeds of $1,228, plus an additional $81 of ParentCo cash on hand, were required to be placed in escrow contingent on completion of the Separation Transaction. The $81 represents the necessary cash to fund the redemption of the Notes, pay all regularly scheduled interest on the Notes through a specified date as defined in the indenture, and a premium on the principal of the Notes if the separation has not been completed by a certain time as defined in the indenture. As a result, the $1,228 of escrowed cash was included in Restricted cash on Alcoa Corporation’s Combined Balance Sheet at September 30, 2016. Additionally, the issuance of the Notes was not reflected in the Statement of Combined Cash Flows as it represents a noncash financing activity.

Alcoa Corporation’s cost of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short- and long-term debt ratings assigned to Alcoa Corporation’s debt by the major credit rating agencies.

On September 20, 2016, Moody’s Investors Service (Moody’s) assigned the following ratings for Alcoa Corporation: long-term debt at Ba3 and short-term debt at Speculative Grade Liquidity Rating-2. Additionally, Moody’s assigned the current outlook as stable.

Also on September 20, 2016, Standard and Poor’s Global Ratings (S&P) assigned a BB- rating for Alcoa Corporation’s long-term debt. Additionally, S&P assigned the current outlook as stable.

Investing Activities

Cash used for investing activities was $5 in the 2016 nine-month period compared with $224 in the 2015 nine-month period, resulting in a decrease in cash used of $228. In the 2016 nine-month period, the use of cash was principally due to $258 in capital expenditures and a net outflow of $12 related to several small items, virtually offset by $265 in proceeds from the sale of an equity interest in a natural gas pipeline in Australia ($145) and the sale of wharf property next to the Intalco, WA smelter ($120). The use of cash in the 2015 nine-month period was due to $258 in capital expenditures and $36 in equity contributions related to the aluminum complex joint venture in Saudi Arabia and a natural gas pipeline in Australia, somewhat offset by $70 in proceeds from the sale of assets and businesses, largely related to post-closing adjustments associated with an ownership stake in a smelter and the sale of land around the Lake Charles, LA anode facility.

Recently Adopted and Recently Issued Accounting Guidance

See Note B to the Combined Financial Statements in Part I Item 1 of this Form 10-Q.

Forward-Looking Statements

This report contains statements that relate to future events and expectations and as such constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements by Alcoa Corporation that reflect expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, forecasts concerning global demand growth for aluminum, supply/demand balances; statements, projections or forecasts of future financial results or operating performance; statements about strategies, outlook, business and financial prospects; and statements regarding the separation. These statements reflect beliefs and assumptions that are based on Alcoa Corporation’s perception of historical trends, current conditions and expected future developments, as well as other factors that management believes are appropriate in the circumstances. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and changes in circumstances that are difficult to predict. Although Alcoa Corporation believes that the expectations reflected in any forward-looking statements are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, but are not limited to: (a) material adverse changes in aluminum industry conditions, including global supply and demand conditions and fluctuations in London Metal Exchange-based prices and premiums, as applicable, for primary aluminum, alumina, and other products, and fluctuations in indexed-based and spot prices for alumina; (b) deterioration in global economic and financial market conditions generally; (c) unfavorable changes in the markets served by Alcoa Corporation; (d) the impact of changes in foreign currency exchange rates on costs and results; (e) increases in energy costs; (f) changes in discount rates or investment returns on pension assets; (g) the inability to achieve the level of revenue growth, cash generation, cost savings, improvement in profitability and margins, fiscal discipline, or strengthening of competitiveness and operations anticipated from restructuring programs and productivity improvement, cash sustainability, technology advancements, and other initiatives; (h) the inability to realize expected benefits, in each case as planned and by targeted completion dates, from acquisitions, divestitures, facility closures, curtailments, or expansions, or joint ventures; (i) political, economic, and regulatory risks in the countries in which Alcoa Corporation operates or sells products; (j) the outcome of contingencies, including legal proceedings, government or regulatory investigations, and environmental remediation; (k) the impact of cyberattacks and potential information technology or data security breaches; and (l) the other risk factors discussed in Alcoa Corporation’s registration statement on Form 10 and other reports filed by Alcoa Corporation with the U.S. Securities and Exchange Commission, including this report. Alcoa Corporation disclaims any obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise, except as required by applicable law. Market projections are subject to the risks discussed above and other risks in the market.

Dissemination of Company Information

Alcoa Corporation intends to make future announcements regarding company developments and financial performance through its website at www.alcoa.com.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

See the Derivatives section of Note M to the Combined Financial Statements in Part I Item 1 of this Form 10-Q.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Alcoa Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the third quarter of 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Other Matters

On May 27, 2016, ParentCo filed a complaint in the Delaware Court of Chancery seeking a declaratory judgment on an expedited basis to forestall what the complaint alleged were continuing threats by Alumina Limited of Australia (“Alumina Limited”) and certain related parties to attempt to interfere with ParentCo’s Separation Transaction (see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I Item 2 of this Form 10-Q). Alumina Limited claimed that it had certain consent and other rights under certain agreements governing Alcoa World Alumina and Chemicals (AWAC), a global joint venture between ParentCo and Alumina Limited, in connection with the Separation Transaction.

On September 1, 2016, Arconic, Alumina Limited, Alcoa Corporation, and certain of their respective subsidiaries entered into a settlement and release agreement (the “settlement agreement”) providing for a full settlement and release by each party of claims arising from or relating to the Delaware litigation. The settlement agreement also provides for certain changes to the governance and financial policies of the AWAC joint venture, which became effective upon the completion of the Separation Transaction on November 1, 2016, as well as certain additional changes to their AWAC agreements that become effective only in the event of a change in control of Alumina Limited or Alcoa Corporation. The settlement agreement is not expected to have a material effect, adverse or otherwise, on the future operating results of Alcoa Corporation.

Item 4. Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Securities and Exchange Commission Regulation S-K (17 CFR 229.104) is included in Exhibit 95 of this report, which is incorporated herein by reference.

Item 6. Exhibits.

2(a).	Separation and Distribution Agreement, dated as of October 31, 2016, by and between Arconic Inc. and Alcoa Corporation, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 4, 2016

2(b).	Transition Services Agreement, dated as of October 31, 2016, by and between Arconic Inc. and Alcoa Corporation, incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated November 4, 2016

2(c).	Tax Matters Agreement, dated as of October 31, 2016, by and between Arconic Inc. and Alcoa Corporation, incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K dated November 4, 2016

2(d).	Employee Matters Agreement, dated as of October 31, 2016, by and between Arconic Inc. and Alcoa Corporation, incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K dated November 4, 2016

2(e).	Alcoa Corporation to Arconic Inc. Patent, Know-How, and Trade Secret License Agreement, dated as of October 31, 2016, by and between Alcoa USA Corp. and Arconic Inc., incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K dated November 4, 2016

2(f).	Arconic Inc. to Alcoa Corporation Patent, Know-How, and Trade Secret License Agreement, dated as of October 31, 2016, by and between Arconic Inc. and Alcoa USA Corp., incorporated by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K dated November 4, 2016

2(g).	Alcoa Corporation to Arconic Inc. Trademark License Agreement, dated as of October 31, 2016, by and between Alcoa USA Corp. and Arconic Inc., incorporated by reference to Exhibit 2.7 to the Company’s Current Report on Form 8-K dated November 4, 2016

2(h).	Toll Processing and Services Agreement, dated as of October 31, 2016, by and between Arconic Inc. and Alcoa Warrick LLC, incorporated by reference to Exhibit 2.8 to the Company’s Current Report on Form 8-K dated November 4, 2016

2(i).	Master Agreement for the Supply of Primary Aluminum, dated as of October 31, 2016, by and between Alcoa Corporation and its affiliates and Arconic Inc., incorporated by reference to Exhibit 2.9 to the Company’s Current Report on Form 8-K dated November 4, 2016

2(j).	Massena Land Lease Agreement, dated as of October 31, 2016, by and between Arconic Inc. and Alcoa USA Corp., incorporated by reference to Exhibit 2.10 to the Company’s Current Report on Form 8-K dated November 4, 2016

2(k).	English Translation of Fusina Lease and Operations Agreement by and between Alcoa Servizi S.r.l. and Fusina Rolling S.r.l., dated as of August 4, 2016, incorporated by reference to Exhibit 2.11 to the Company’s Amendment No. 1 to Form 10 dated August 12, 2016

3(a).	Amended and Restated Certificate of Incorporation of Alcoa Corporation, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 3, 2016

3(b).	Amended and Restated Bylaws of Alcoa Corporation, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 3, 2016

4(a).

Stockholder and Registration Rights Agreement, dated as of October 31, 2016, by and between Arconic Inc. and Alcoa Corporation, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 4, 2016

4(b).	Indenture, dated September 27, 2016, among Alcoa Nederland Holding B.V., the Company and The Bank of New York Mellon Trust Company, National Association, incorporated by reference to Exhibit 99.2 to Alcoa Inc.’s Current Report on Form 8-K dated September 27, 2016

4(c).	Supplemental Indenture, dated as of November 1, 2016, among the entities listed in Annex A thereto, subsidiaries of Alcoa Corporation, Alcoa Corporation, Alcoa Nederland Holding B.V. and The Bank Of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated November 4, 2016

10(a).	Revolving Credit Agreement dated as of September 16, 2016, among Alcoa Upstream Corporation, as Holdings, Alcoa Nederland Holding B.V., as the Borrower, a syndicate of lenders and issuers named therein and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 99.1 to Alcoa Inc.’s Current Report on Form 8-K dated September 19, 2016

10(b).	Amendment No. 1, dated October 26, 2016, to the Revolving Credit Agreement, dated as of September 16, 2016, among Alcoa Upstream Corporation, Alcoa Nederland Holding B.V., the lenders and issuers from time to time party thereto, and JPMorgan Chase Bank, N.A. as administrative agent for the lenders and issuers, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 31, 2016

10(c).	Amended and Restated Charter of the Strategic Council for the AWAC Joint Venture, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 4, 2016

10(d).	Third Amended and Restated Limited Liability Company Agreement of Alcoa World Alumina LLC, dated as of November 1, 2016, by and among Alcoa USA Corp., ASC Alumina, Alumina International Holdings Pty Ltd, Alumina (USA) Inc., Reynolds Metals Company, LLC and Reynolds Metals Exploration, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 4, 2016

10(e).	Side Letter of November 1, 2016, between Alcoa Corporation and Alumina Limited clarifying transfer restrictions, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 4, 2016

10(f).	Enterprise Funding Agreement (Restated), dated November 1, 2016, between Alcoa Corporation, Alumina Limited, Alcoa Australian Holdings Pty Ltd, Alcoa of Australia Limited and Enterprise Funding Partnership (as defined therein), incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated November 4, 2016

10(g).	Alcoa Corporation 2016 Stock Incentive Plan, incorporated by reference to Exhibit 4.3 to Alcoa Corporation’s Registration Statement on Form S-8, filed with the SEC on November 3, 2016

10(h).	Alcoa Corporation Change in Control Severance Plan, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated November 4, 2016

10(i).	Alcoa Corporation Internal Revenue Code 162(m) Compliant Annual Cash Incentive Compensation Plan, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated November 4, 2016

10(j).	Incentive Compensation Plan of Alcoa Corporation, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated November 4, 2016

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.	Mine Safety Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alcoa Corporation

December 1, 2016	By	/s/ WILLIAM F. OPLINGER
Date	William F. Oplinger
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

December 1, 2016	By	/s/ ROBERT S. COLLINS
Date	Robert S. Collins
Executive Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

2(a).	Separation and Distribution Agreement, dated as of October 31, 2016, by and between Arconic Inc. and Alcoa Corporation, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 4, 2016

2(b).	Transition Services Agreement, dated as of October 31, 2016, by and between Arconic Inc. and Alcoa Corporation, incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated November 4, 2016

2(c).	Tax Matters Agreement, dated as of October 31, 2016, by and between Arconic Inc. and Alcoa Corporation, incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K dated November 4, 2016

2(d).	Employee Matters Agreement, dated as of October 31, 2016, by and between Arconic Inc. and Alcoa Corporation, incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K dated November 4, 2016

2(e).	Alcoa Corporation to Arconic Inc. Patent, Know-How, and Trade Secret License Agreement, dated as of October 31, 2016, by and between Alcoa USA Corp. and Arconic Inc., incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K dated November 4, 2016

2(f).	Arconic Inc. to Alcoa Corporation Patent, Know-How, and Trade Secret License Agreement, dated as of October 31, 2016, by and between Arconic Inc. and Alcoa USA Corp., incorporated by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K dated November 4, 2016

2(g).	Alcoa Corporation to Arconic Inc. Trademark License Agreement, dated as of October 31, 2016, by and between Alcoa USA Corp. and Arconic Inc., incorporated by reference to Exhibit 2.7 to the Company’s Current Report on Form 8-K dated November 4, 2016

2(h).	Toll Processing and Services Agreement, dated as of October 31, 2016, by and between Arconic Inc. and Alcoa Warrick LLC, incorporated by reference to Exhibit 2.8 to the Company’s Current Report on Form 8-K dated November 4, 2016

2(i).	Master Agreement for the Supply of Primary Aluminum, dated as of October 31, 2016, by and between Alcoa Corporation and its affiliates and Arconic Inc., incorporated by reference to Exhibit 2.9 to the Company’s Current Report on Form 8-K dated November 4, 2016

2(j).	Massena Land Lease Agreement, dated as of October 31, 2016, by and between Arconic Inc. and Alcoa USA Corp., incorporated by reference to Exhibit 2.10 to the Company’s Current Report on Form 8-K dated November 4, 2016

2(k).	English Translation of Fusina Lease and Operations Agreement by and between Alcoa Servizi S.r.l. and Fusina Rolling S.r.l., dated as of August 4, 2016, incorporated by reference to Exhibit 2.11 to the Company’s Amendment No. 1 to Form 10 dated August 12, 2016

3(a).	Amended and Restated Certificate of Incorporation of Alcoa Corporation, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 3, 2016

3(b).	Amended and Restated Bylaws of Alcoa Corporation, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 3, 2016

4(a).	Stockholder and Registration Rights Agreement, dated as of October 31, 2016, by and between Arconic Inc. and Alcoa Corporation, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 4, 2016

4(b).	Indenture, dated September 27, 2016, among Alcoa Nederland Holding B.V., the Company and The Bank of New York Mellon Trust Company, National Association, incorporated by reference to Exhibit 99.2 to Alcoa Inc.’s Current Report on Form 8-K dated September 27, 2016

4(c).	Supplemental Indenture, dated as of November 1, 2016, among the entities listed in Annex A thereto, subsidiaries of Alcoa Corporation, Alcoa Corporation, Alcoa Nederland Holding B.V. and The Bank Of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated November 4, 2016

10(a).	Revolving Credit Agreement dated as of September 16, 2016, among Alcoa Upstream Corporation, as Holdings, Alcoa Nederland Holding B.V., as the Borrower, a syndicate of lenders and issuers named therein and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 99.1 to Alcoa Inc.’s Current Report on Form 8-K dated September 19, 2016

10(b).	Amendment No. 1, dated October 26, 2016, to the Revolving Credit Agreement, dated as of September 16, 2016, among Alcoa Upstream Corporation, Alcoa Nederland Holding B.V., the lenders and issuers from time to time party thereto, and JPMorgan Chase Bank, N.A. as administrative agent for the lenders and issuers, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 31, 2016

10(c).	Amended and Restated Charter of the Strategic Council for the AWAC Joint Venture, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 4, 2016

10(d).	Third Amended and Restated Limited Liability Company Agreement of Alcoa World Alumina LLC, dated as of November 1, 2016, by and among Alcoa USA Corp., ASC Alumina, Alumina International Holdings Pty Ltd, Alumina (USA) Inc., Reynolds Metals Company, LLC and Reynolds Metals Exploration, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 4, 2016

10(e).	Side Letter of November 1, 2016, between Alcoa Corporation and Alumina Limited clarifying transfer restrictions, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 4, 2016

10(f).	Enterprise Funding Agreement (Restated), dated November 1, 2016, between Alcoa Corporation, Alumina Limited, Alcoa Australian Holdings Pty Ltd, Alcoa of Australia Limited and Enterprise Funding Partnership (as defined therein), incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated November 4, 2016

10(g).	Alcoa Corporation 2016 Stock Incentive Plan, incorporated by reference to Exhibit 4.3 to Alcoa Corporation’s Registration Statement on Form S-8, filed with the SEC on November 3, 2016

10(h).	Alcoa Corporation Change in Control Severance Plan, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated November 4, 2016

10(i).	Alcoa Corporation Internal Revenue Code 162(m) Compliant Annual Cash Incentive Compensation Plan, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated November 4, 2016

10(j).	Incentive Compensation Plan of Alcoa Corporation, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated November 4, 2016

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.	Mine Safety Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document