Form 10-Q
period 2017-03-31
Alcoa Corp
filed 2017-05-10
CIK 1675149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange

Act.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2017, 184,240,172 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Alcoa Corporation and subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	First quarter ended March 31,
	2017	2016
Sales to unrelated parties	$2,462	$1,892
Sales to related parties (A)	193	237

Total sales (E)	2,655	2,129
Cost of goods sold (exclusive of expenses below)	2,043	1,866
Selling, general administrative, and other expenses (A)	72	85
Research and development expenses	7	11
Provision for depreciation, depletion, and amortization	179	177
Restructuring and other charges (D)	10	84
Interest expense	26	64
Other (income) expenses, net (N)	(100)	39

Total costs and expenses	2,237	2,326
Income (loss) before income taxes	418	(197)
Provision for income taxes (L)	110	18

Net income (loss)	308	(215)
Less: Net income (loss) attributable to noncontrolling interest	83	(5)

NET INCOME (LOSS) ATTRIBUTABLE TO ALCOA CORPORATION	$225	$(210)

EARNINGS PER SHARE ATTRIBUTABLE TO ALCOA CORPORATION COMMON SHAREHOLDERS (F):
Basic	$1.23	$(1.15)

Diluted	$1.21	$(1.15)

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and subsidiaries

Statement of Consolidated Comprehensive Income (Loss) (unaudited)

(in millions)

	Alcoa Corporation		Noncontrolling interest		Total
	First quarter ended March 31,		First quarter ended March 31,		First quarter ended March 31,
	2017	2016	2017	2016	2017	2016
Net income (loss)	$225	$(210)	$83	$(5)	$308	$(215)
Other comprehensive (loss) income, net of tax (G):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	44	(10)	(1)	1	43	(9)
Foreign currency translation adjustments	239	248	114	107	353	355
Net change in unrecognized gains/losses on cash flow hedges	(308)	(95)	83	(2)	(225)	(97)

Total Other comprehensive (loss) income, net of tax	(25)	143	196	106	171	249

Comprehensive income (loss)	$200	$(67)	$279	$101	$479	$34

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents (K)	$804	$853
Receivables from customers	708	668
Other receivables	174	166
Inventories (I)	1,294	1,160
Prepaid expenses and other current assets	424	334

Total current assets	3,404	3,181

Properties, plants, and equipment	23,076	22,550
Less: accumulated depreciation, depletion, and amortization	13,642	13,225

Properties, plants, and equipment, net	9,434	9,325

Investments (H & M)	1,393	1,358
Deferred income taxes	814	741
Fair value of derivative contracts (K)	357	468
Other noncurrent assets	1,674	1,668

Total assets	$17,076	$16,741

LIABILITIES
Current liabilities:
Accounts payable, trade	$1,434	$1,455
Accrued compensation and retirement costs	425	456
Taxes, including income taxes	176	147
Other current liabilities (C)	568	742
Long-term debt due within one year (K)	20	21

Total current liabilities	2,623	2,821

Long-term debt, less amount due within one year (K)	1,431	1,424
Accrued pension benefits	1,813	1,851
Accrued other postretirement benefits	1,154	1,166
Asset retirement obligations	635	604
Environmental remediation (M)	263	264
Noncurrent income taxes	352	310
Other noncurrent liabilities and deferred credits	642	604

Total liabilities	8,913	9,044

CONTINGENCIES AND COMMITMENTS (M)
EQUITY
Alcoa Corporation shareholders’ equity:
Common stock	2	2
Additional capital	9,553	9,531
Retained earnings (deficit)	121	(104)
Accumulated other comprehensive loss (G)	(3,800)	(3,775)

Total Alcoa Corporation shareholders’ equity	5,876	5,654

Noncontrolling interest	2,287	2,043

Total equity	8,163	7,697

Total liabilities and equity	$17,076	$16,741

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Three months ended March 31,
	2017	2016
CASH FROM OPERATIONS
Net income (loss)	$308	$(215)
Adjustments to reconcile net income (loss) to cash from operations:
Depreciation, depletion, and amortization	179	177
Deferred income taxes	23	—
Equity income, net of dividends	(1)	4
Restructuring and other charges (D)	10	84
Net (gain) loss from investing activities – asset sales (C & N)	(120)	2
Net periodic pension benefit cost (J)	28	11
Stock-based compensation	7	8
Other	9	6
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
Decrease (Increase) in receivables	7	(23)
(Increase) Decrease in inventories	(102)	8
Decrease in prepaid expenses and other current assets	13	—
(Decrease) in accounts payable, trade	(45)	(152)
(Decrease) in accrued expenses	(181)	(205)
(Decrease) in taxes, including income taxes	(17)	(60)
Pension contributions	(21)	(14)
(Increase) Decrease in noncurrent assets	(3)	14
(Decrease) in noncurrent liabilities	(20)	(4)

CASH PROVIDED FROM (USED FOR) OPERATIONS	74	(359)

FINANCING ACTIVITIES
Net transfers from Parent Company (A)	—	302
Cash paid to Arconic related to separation (A & C)	(238)	—
Net change in short-term borrowings (original maturities of three months or less)	2	(1)
Additions to debt (original maturities greater than three months)	2	—
Payments on debt (original maturities greater than three months)	(5)	(4)
Proceeds from exercise of employee stock options	18	—
Contributions from noncontrolling interest	24	—
Distributions to noncontrolling interest	(57)	(50)
Other	(6)	—

CASH (USED FOR) PROVIDED FROM FINANCING ACTIVITIES	(260)	247

INVESTING ACTIVITIES
Capital expenditures	(71)	(86)
Proceeds from the sale of assets and businesses (C)	238	(13)
Additions to investments (M)	(25)	(3)
Net change in restricted cash	(11)	(1)

CASH PROVIDED FROM (USED FOR) INVESTING ACTIVITIES	131	(103)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	6	17

Net change in cash and cash equivalents	(49)	(198)
Cash and cash equivalents at beginning of year	853	557

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$804	$359

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and subsidiaries

Statement of Changes in Consolidated Equity (unaudited)

(in millions)

	Alcoa Corporation Shareholders
	Parent Company net investment	Common stock	Additional capital	Retained (deficit) earnings	Accumulated other comprehensive loss	Non- controlling interest	Total equity
Balance at December 31, 2015	$11,042	$—	$—	$—	$(1,600)	$2,071	$11,513
Net loss	(210)	—	—	—	—	(5)	(215)
Other comprehensive income (G)	—	—	—	—	143	106	249
Change in Parent Company net investment	316	—	—	—	—	—	316
Distributions	—	—	—	—	—	(50)	(50)

Balance at March 31, 2016	$11,148	$—	$—	$—	$(1,457)	$2,122	$11,813

Balance at December 31, 2016	$—	$2	$9,531	$(104)	$(3,775)	$2,043	$7,697
Net income	—	—	—	225	—	83	308
Other comprehensive (loss) income (G)	—	—	—	—	(25)	196	171
Stock-based compensation	—	—	7	—	—	—	7
Common stock issued: compensation plans	—	—	15	—	—	—	15
Contributions	—	—	—	—	—	24	24
Distributions	—	—	—	—	—	(57)	(57)
Other	—	—	—	—	—	(2)	(2)

Balance at March 31, 2017	$—	$2	$9,553	$121	$(3,800)	$2,287	$8,163

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)

(dollars in millions, except per-share amounts)

A. Basis of Presentation – The interim Consolidated Financial Statements of Alcoa Corporation and its subsidiaries (or the “Company”) are unaudited. These Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The 2016 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). This Form 10-Q report should be read in conjunction with Alcoa Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, which includes all disclosures required by GAAP.

References in these Notes to “ParentCo” refer to Alcoa Inc., a Pennsylvania corporation, and its consolidated subsidiaries (through October 31, 2016, at which time was renamed Arconic Inc. (Arconic)).

Separation Transaction. On November 1, 2016 (the “Separation Date”), Alcoa Corporation separated from ParentCo into a standalone, publicly-traded company, effective at 12:01 a.m. Eastern Standard Time, (the “Separation Transaction”). Alcoa Corporation is comprised of the bauxite mining, alumina refining, aluminum smelting and casting, and energy operations of ParentCo’s former Alumina and Primary Metals segments, as well as the Warrick, Indiana rolling operations and the 25.1% equity interest in the rolling mill at the joint venture in Saudi Arabia, both of which were part of ParentCo’s Global Rolled Products segment. ParentCo, later changed its name to Arconic, continues to own the operations within its Global Rolled Products (except for the aforementioned rolling operations that are owned by Alcoa Corporation), Engineered Products and Solutions, and Transportation and Construction Solutions segments.

To effect the Separation Transaction, ParentCo undertook a series of transactions to separate the net assets and certain legal entities of ParentCo, resulting in a cash payment of $1,072 to ParentCo by Alcoa Corporation (an additional $238 was paid to Arconic by Alcoa Corporation in the first quarter of 2017 – see Note C) with the net proceeds of a previous debt offering. In conjunction with the Separation Transaction, 146,159,428 shares of Alcoa Corporation common stock were distributed to ParentCo shareholders. Additionally, Arconic retained 36,311,767 shares of Alcoa Corporation common stock representing its 19.9% retained interest (Arconic sold 23,353,000 of these shares on February 14, 2017 and the remaining 12,958,767 shares on May 4, 2017). “Regular-way” trading of Alcoa Corporation’s common stock began with the opening of the New York Stock Exchange on November 1, 2016 under the ticker symbol “AA.” Alcoa Corporation’s common stock has a par value of $0.01 per share.

In connection with the Separation Transaction, as of October 31, 2016, Alcoa Corporation entered into certain agreements with Arconic to implement the legal and structural separation between the two companies, govern the relationship between Alcoa Corporation and Arconic after the completion of the Separation Transaction, and allocate between Alcoa Corporation and Arconic various assets, liabilities and obligations, including, among other things, employee benefits, environmental liabilities, intellectual property, and tax-related assets and liabilities. These agreements included a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement, Transition Services Agreement, certain Patent, Know-How, Trade Secret License and Trademark License Agreements, and Stockholder and Registration Rights Agreement.

ParentCo incurred costs to evaluate, plan, and execute the Separation Transaction, and Alcoa Corporation was allocated a pro rata portion of those costs based on segment revenue (see Cost Allocations below). ParentCo recognized $152 from January 2016 through October 2016 and $24 in 2015 for costs related to the Separation Transaction, of which $68 and $12, respectively, was allocated to Alcoa Corporation. Accordingly, in the first quarter of 2016, an allocation of $9 was included in Selling, general administrative, and other expenses on the accompanying Statement of Consolidated Operations.

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

AWAC is an unincorporated global joint venture between Alcoa Corporation and Alumina Limited of Australia (Alumina Limited) and consists of a number of affiliated operating entities, which own, or have an interest in, or operate the bauxite mines and alumina refineries within Alcoa Corporation’s Bauxite and Alumina segments (except for the Poços de Caldas mine and refinery and a portion of the São Luís refinery, all in Brazil) and the Portland smelter in Australia. Alcoa Corporation owns 60% and Alumina Limited owns 40% of these individual entities, which are consolidated by the Company for financial reporting purposes and include Alcoa of Australia Limited, Alcoa World Alumina LLC (AWA), and Alcoa World Alumina Brasil Ltda. (AWAB). Alumina Limited’s interest in the equity of such entities is reflected as Noncontrolling interest on the accompanying Consolidated Balance Sheet.

Prior to the Separation Date, Alcoa Corporation did not operate as a separate, standalone entity. Alcoa Corporation’s operations were included in ParentCo’s financial results. Accordingly, for all periods prior to the Separation Date, the accompanying Consolidated Financial Statements were prepared from ParentCo’s historical accounting records and were presented on a standalone basis as if Alcoa Corporation’s operations had been conducted independently from ParentCo. Such Consolidated Financial Statements include the historical operations that were considered to comprise Alcoa Corporation’s businesses, as well as certain assets and liabilities that were historically held at ParentCo’s corporate level but were specifically identifiable or otherwise attributable to Alcoa Corporation. ParentCo’s net investment in these operations is reflected as Parent Company net investment on Alcoa Corporation’s Consolidated Balance Sheet. All significant transactions and accounts within Alcoa Corporation have been eliminated. All significant intercompany transactions between ParentCo and Alcoa Corporation were included within Parent Company net investment in the accompanying Consolidated Financial Statements.

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

In preparing the Consolidated Financial Statements for the year ended December 31, 2016, management discovered that the amount for Cost of goods sold previously reported for the three months ended March 31, 2016 included an immaterial error due to an under-allocation of LIFO (last-in, first-out) expense of $7. The amount for Cost of goods sold in the accompanying Statement of Consolidated Operations and the table below for the three months ended March 31, 2016 was revised to correct this immaterial error.

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

The following table reflects the allocations described above:

First quarter ended March 31,	2016
Cost of goods sold(1)	$13
Selling, general administrative, and other expenses(2)	31
Research and development expenses	2
Provision for depreciation, depletion, and amortization	5
Restructuring and other charges(3)	1
Interest expense	59
Other income, net	7

(1)	Allocation principally relates to expenses for ParentCo’s retained pension and other postretirement benefits associated with closed and sold operations.
(2)	Allocation includes costs incurred by ParentCo associated with the Separation Transaction (see Separation Transaction above).
(3)	Allocation primarily relates to layoff programs for ParentCo corporate employees.

Management believes the assumptions regarding the allocation of ParentCo’s general corporate expenses and financing costs were reasonable.

Nevertheless, the Consolidated Financial Statements of Alcoa Corporation may not include all of the actual expenses that would have been incurred and may not reflect Alcoa Corporation’s consolidated results of operations, financial position, and cash flows had it been a standalone company during the periods prior to the Separation Date. Actual costs that would have been incurred if Alcoa Corporation had been a standalone company would depend on multiple factors, including organizational structure, capital structure, and strategic decisions made in various areas, including information technology and infrastructure. Transactions between Alcoa Corporation and ParentCo, including sales to Arconic, were included as related party transactions in the Consolidated Financial Statements and are considered to be effectively settled for cash at the time the transaction was recorded. The total net effect of the settlement of these transactions is reflected in the accompanying Statement of Consolidated Cash Flows as a financing activity and in Alcoa Corporation’s Consolidated Balance Sheet as Parent Company net investment.

Cash Management. The description and information on cash management is applicable for all periods included in the Consolidated Financial Statements prior to the Separation Date.

Cash was managed centrally with certain net earnings reinvested locally and working capital requirements met from existing liquid funds. Accordingly, the cash and cash equivalents held by ParentCo at the corporate level were not attributed to Alcoa Corporation for any of the periods prior to the Separation Date. Only cash amounts specifically attributable to Alcoa Corporation were reflected on the Company’s Consolidated Balance Sheet. Transfers of cash, both to and from ParentCo’s centralized cash management system, were reflected as a component of Parent Company net investment on Alcoa Corporation’s Consolidated Balance Sheet and as a financing activity on the accompanying Consolidated Statement of Cash Flows.

ParentCo had an arrangement with several financial institutions to sell certain customer receivables without recourse on a revolving basis. The sale of such receivables was completed through the use of a bankruptcy-remote special-purpose entity, which was a consolidated subsidiary of ParentCo. In connection with this arrangement, certain of Alcoa Corporation’s customer receivables were sold on a revolving basis to this bankruptcy-remote subsidiary of ParentCo; these sales were reflected as a component of Parent Company net investment on Alcoa Corporation’s accompanying Consolidated Balance Sheet.

ParentCo participated in several accounts payable settlement arrangements with certain vendors and third-party intermediaries. These arrangements provided that, at the vendor’s request, the third-party intermediary advance the amount of the scheduled payment to the vendor, less an appropriate discount, before the scheduled payment date and ParentCo made payment to the third-party intermediary on the date stipulated in accordance with the commercial terms negotiated with its vendors. In connection with these arrangements, certain of Alcoa Corporation’s accounts payable were settled, at the vendor’s request, before the scheduled payment date; these settlements were reflected as a component of Parent Company net investment on Alcoa Corporation’s Consolidated Balance Sheet.

Related Party Transactions. Transactions between Alcoa Corporation and Arconic have been presented as related party transactions in the accompanying Consolidated Financial Statements. Sales to Arconic from Alcoa Corporation were $193 and $237 in the first quarter of 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, outstanding receivables from Arconic were $70 and $67, respectively, and were included in Receivables from customers on the accompanying Consolidated Balance Sheet.

B. Recently Adopted and Recently Issued Accounting Guidance

Adopted

On January 1, 2017, Alcoa Corporation adopted changes issued by the Financial Accounting Standards Board (FASB) to the subsequent measurement of inventory. Prior to these changes, an entity was required to measure its inventory at the lower of cost or market, whereby market can be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The changes require that inventory be measured at the lower of cost and net realizable value, thereby eliminating the use of the other two market methodologies. Net realizable value is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. These changes do not apply to inventories measured using LIFO or the retail inventory method. Prior to these changes, Alcoa Corporation applied the net realizable value market option to measure non-LIFO inventories at the lower of cost or market. The adoption of these changes had no impact on the Consolidated Financial Statements.

On January 1, 2017, Alcoa Corporation adopted changes issued by the FASB to derivative instruments designated as hedging instruments. These changes clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The adoption of these changes had no immediate impact on the Consolidated Financial Statements; however, this guidance will need to be considered in the event the existing counterparty to any of Alcoa Corporation’s derivative instruments changes to a new counterparty.

On January 1, 2017, Alcoa Corporation adopted changes issued by the FASB to equity method investments. These changes eliminate the requirement for an investor to adjust an equity method investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held as a result of an increase in the level of ownership interest or degree of influence. Additionally, an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting must recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The adoption of these changes had no immediate impact on the Consolidated Financial Statements; however, this guidance will need to be considered in the event any of Alcoa Corporation’s investments undergo a change as previously described.

On January 1, 2017, Alcoa Corporation adopted changes issued by the FASB to employee share-based payment accounting. Prior to these changes, an entity must determine for each share-based payment award whether the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes results in either an excess tax benefit or a tax deficiency. Excess tax benefits are recognized in additional paid-in capital; tax deficiencies are recognized either as an offset to accumulated excess tax benefits, if any, or in the income statement. Excess tax benefits are not recognized until the deduction reduces taxes payable. The changes require all excess tax benefits and tax deficiencies related to share-based payment awards to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Additionally, the presentation of excess tax benefits related to share-based payment awards in the statement of cash flows is changed. Prior to these changes, excess tax benefits must be separated from other income tax cash flows and classified as a financing activity. The changes require excess tax benefits to be classified along with other income tax cash flows as an operating activity. Also, the changes require cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity. Prior to these changes, there was no specific guidance on the classification in the statement of cash flows of cash paid by an employer to the tax authorities when directly withholding shares for tax-withholding purposes. Additionally, for a share-based award to qualify for equity classification it cannot partially settle in cash in excess of the employer’s minimum statutory withholding requirements. The changes permit equity classification of share-based awards for withholdings up to the maximum statutory tax rates in applicable jurisdictions. The adoption of these changes had an immaterial impact on the Consolidated Financial Statements.

On January 1, 2017, Alcoa Corporation adopted changes issued by the FASB to the accounting for intra-entity transactions, other than inventory. Prior to these changes, no immediate tax impact is recognized in an entity’s financial statements as a result of intra-entity transfers of assets. An entity is precluded from reflecting a tax benefit or expense from an intra-entity asset transfer between entities that file separate tax returns, whether or not such entities are in different tax jurisdictions, until the asset has been sold to a third party or otherwise recovered. The buyer of such asset is prohibited from recognizing a deferred tax asset for the temporary difference arising from the excess of the buyer’s tax basis over the cost to the seller. The changes require the current and deferred income tax consequences of the intra-entity transfer to be recorded when the transaction occurs. The exception to defer the tax consequences of inventory transactions is maintained. The adoption of these changes had an immaterial impact on the Consolidated Financial Statements.

On January 1, 2017, Alcoa Corporation adopted changes issued by the FASB to consolidation accounting. Prior to these changes, an entity was required to consider indirect economic interests in a variable interest entity held through related parties under common control as direct interests in their entirety in the entity’s assessment of whether it is the primary beneficiary of the variable interest entity. The changes result in an entity considering such indirect economic interests only on a proportionate basis as indirect interests instead of as direct interests in their entirety. The adoption of these changes had no impact on the Consolidated Financial Statements; however, this guidance will need to be considered in future assessments of whether Alcoa Corporation is the primary beneficiary of a variable interest entity.

Issued

In January 2017, the FASB issued changes to accounting for business combinations. These changes clarify the definition of a business for the purposes of evaluating whether a particular transaction should be accounted for as an acquisition or disposal of a business or an asset. Generally, a business is an integrated set of assets and activities that contain inputs, processes, and outputs, although outputs are not required. These changes provide a “screen” to determine whether an integrated set of assets and activities qualifies as a business. If substantially all of the fair value of the gross assets is concentrated in a single identifiable asset or a group of similar identifiable assets, the definition of a business has not been met and the transaction should be accounted for as an acquisition or disposal of an asset. Otherwise, an entity is required to evaluate whether the integrated set of assets and activities include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and are no longer to consider whether a market participant could replace any missing elements. These changes also narrow the definition of an output. Currently, an output is defined as the ability to provide a return in the form of dividends, lower costs, or other economic benefits directly to investors, owners, members, or participants. An output would now be defined as the ability to provide goods or services to customers, investment income, or other revenues. These changes become effective for Alcoa Corporation on January 1, 2018. Management has determined that the adoption of these changes will not have an immediate impact on the Consolidated Financial Statements. This guidance will need to be considered in the event Alcoa Corporation acquires or disposes of an integrated set of assets and activities.

In January 2017, the FASB issued changes to the assessment of goodwill for impairment as it relates to the quantitative test. Currently, there are two steps when performing a quantitative impairment test. The first step requires an entity to compare the current fair value of a reporting unit to its carrying value. In the event the reporting unit’s estimated fair value is less than its carrying value, an entity performs the second step, which is to compare the carrying amount of the reporting unit’s goodwill with the implied fair value of that goodwill. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the fair value amounts assigned to all of the assets and liabilities of that unit as if the reporting unit was acquired in a business combination and the fair value of the reporting unit represented the purchase price. If the carrying value of goodwill exceeds its implied fair value, an impairment loss equal to such excess would be recognized. These changes eliminate the second step of the quantitative impairment test. Accordingly, an entity would recognize an impairment of goodwill for a reporting unit, if under what is currently referred to as the first step, the estimated fair value of the reporting unit is less than the carrying value. The impairment would be equal to the excess of the reporting unit’s carrying value over its fair value not to exceed the total amount of goodwill applicable to that reporting unit. These changes become effective for Alcoa Corporation on January 1, 2020. Management has determined that the adoption of these changes will not have an immediate impact on the Consolidated Financial Statements. This guidance will need to be considered each time Alcoa Corporation performs an assessment of goodwill for impairment under the quantitative test.

In March 2017, the FASB issued changes to the presentation of net periodic benefit cost related to pension and other postretirement benefit plans. These changes require that an entity report the service cost component of net periodic benefit cost in the same line item(s) on the statement of operations as other compensation costs arising from services rendered by the pertinent employees during a reporting period. The other components of net periodic benefit cost (see Note J) are required to be presented separately from the service cost component. In other words, these other components may be aggregated and presented as a separate line item or they may be included in existing line items on the statement of operations other than such line items that include the service cost component. Currently, Alcoa Corporation includes all components of net periodic benefit cost in Cost of goods sold (business employees) and Selling, general administrative, and other expenses (corporate employees) consistent with the location of other compensation costs related to the respective employees. Additionally, these changes only allow the service cost component to be capitalized as applicable (e.g., as a cost of internally manufactured inventory). These changes become effective for Alcoa Corporation on January 1, 2018. Management is currently evaluating the potential impact of these changes on the Consolidated Financial Statements.

C. Acquisitions and Divestitures – In February 2017, Alcoa Corporation’s wholly-owned subsidiary, Alcoa Power Generating Inc., completed the sale of its 215-megawatt Yadkin Hydroelectric Project (Yadkin) to Cube Hydro Carolinas, LLC for $246 in cash, of which $5 was deferred until a later date in accordance with the purchase and sale agreement. Alcoa Corporation recognized a gain of $120 (pre- and after-tax) in Other income, net on the accompanying Statement of Consolidated Operations. This transaction is subject to post-closing adjustments. In accordance with the Separation and Distribution Agreement (see Note A), Alcoa Corporation remitted $238 of the proceeds to Arconic (the $5 in deferred proceeds will be remitted to Arconic at a later date). At December 31, 2016, Alcoa Corporation had a liability of $243, which was included in Other current liabilities on the accompanying Consolidated Balance Sheet. Yadkin encompasses four hydroelectric power developments (reservoirs, dams, and powerhouses), known as High Rock, Tuckertown, Narrows, and Falls, situated along a 38-mile stretch of the Yadkin River through the central part of North Carolina. Prior to the divestiture, the power generated by Yadkin was primarily sold into the open market. Yadkin generated sales of $29 in 2016, and had approximately 30 employees as of December 31, 2016.

D. Restructuring and Other Charges – In the first quarter of 2017, Alcoa Corporation recorded Restructuring and other charges of $10, which were comprised of the following components: $13 for additional contract costs related to the curtailed Wenatchee (Washington) smelter; $2 for miscellaneous items; and a reversal of $5 associated with layoff reserves related to prior periods.

In the first quarter of 2016, Alcoa Corporation recorded Restructuring and other charges of $84, which were comprised of the following components: $78 for additional net costs related to decisions made in late 2015 to permanently close and demolish the Warrick (Indiana) smelter and to curtail the Wenatchee smelter and Point Comfort (Texas) refinery (see below); $8 for layoff costs related to cost reduction initiatives, including the separation of approximately 30 employees in the Aluminum segment; $1 related to the allocation of Corporate restructuring to Alcoa Corporation (see Cost Allocations in Note A); and a reversal of $3 associated with a number of layoff reserves related to prior periods.

In the first quarter of 2016, the additional net costs related to the closure and curtailment actions included accelerated depreciation of $70 related to the Warrick smelter as it continued to operate through March 2016; a reversal of $19 associated with severance costs initially recorded in late 2015; and $27 in other exit costs. Additionally in the first quarter of 2016, remaining inventories, mostly operating supplies and raw materials, were written down to their net realizable value, resulting in a charge of $3, which was recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. The other exit costs of $27 represent $20 for contract terminations and $7 in asset retirement obligations for the rehabilitation of a related coal mine in the United States.

Alcoa Corporation does not include Restructuring and other charges in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

	First quarter ended March 31,
	2017	2016
Bauxite	$—	$1
Alumina	—	4
Aluminum	9	78

Segment total	9	83
Corporate	1	1

Total restructuring and other charges	$10	$84

As of March 31, 2017, approximately 70 of the 75 employees associated with 2016 restructuring programs and approximately 3,200 of the 3,300 (previously 3,400) employees associated with 2015 restructuring programs were separated. The total number of employees associated with 2015 restructuring programs was updated to reflect employees, who were initially identified for separation, accepting other positions within Alcoa and natural attrition. The remaining separations for 2016 and 2015 restructuring programs are expected to be completed by mid-2017.

In the 2017 first quarter, cash payments of $1 and $8 were made against layoff reserves related to 2016 and 2015 restructuring programs, respectively.

Activity and reserve balances for restructuring charges were as follows:

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2015	$137	$15	$152

2016:
Cash payments	(74)	(35)	(109)
Restructuring charges	32	168	200
Other*	(57)	(120)	(177)

Reserve balances at December 31, 2016	38	28	66

2017:
Cash payments	(10)	(7)	(17)
Restructuring charges	2	13	15
Other*	(5)	1	(4)

Reserve balances at March 31, 2017	$25	$35	$60

*	Other includes reversals of previously recorded restructuring charges and the effects of foreign currency translation. In 2016, Other for layoff costs also included a reclassification of $16 in pension benefits costs, as these obligations were included in Alcoa Corporation’s separate liability for pension benefits obligations. Additionally in 2016, Other for other exit costs also included a reclassification of the following restructuring charges: $97 in asset retirement and $26 in environmental obligations, as these liabilities were included in Alcoa Corporation’s separate reserves for asset retirement obligations and environmental remediation.

The remaining reserves are expected to be paid in cash during the remainder of 2017, with the exception of approximately $5, which is expected to be paid by no later than the end of 2019 for contract termination and special layoff benefit payments.

E. Segment Information – Effective in the first quarter of 2017, management elected to change the profit and loss measure of Alcoa Corporation’s reportable segments from After-tax operating income (ATOI) to Adjusted EBITDA (Earnings before interest, taxes, depreciation, and amortization) for internal reporting and performance measurement purposes. This change was made to enhance the transparency and visibility of the underlying operating performance of each segment. Alcoa Corporation calculates Adjusted EBITDA as Total sales (third-party and intersegment) minus the following items: Cost of goods sold; Selling, general administrative, and other expenses; and Research and development expenses. Previously, Alcoa Corporation calculated ATOI as Adjusted EBITDA minus (plus) the following items: Provision for depreciation, depletion, and amortization; Equity loss (income); Loss (gain) on certain asset sales; and Income taxes. Alcoa Corporation’s Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Also effective in the first quarter of 2017, management initiated a realignment of the Company’s internal business and organizational structure. This realignment consisted of combining Alcoa Corporation’s aluminum smelting, casting, and rolling businesses, along with the majority of the energy business, into a new Aluminum business unit, as well as moving the financial results of previously closed operations, such as the Warrick smelter and Suriname refinery, into Corporate. The realignment was executed to align strategic, operational, and commercial activities, as well as to take advantage of synergies and reduce costs. The new Aluminum business unit is managed as a single operating segment. Prior to this change, each of these businesses were managed as individual operating segments and comprised the Aluminum, Cast Products, Energy, and Rolled Products segments. The existing Bauxite and Alumina segments and the new Aluminum segment represent Alcoa Corporation’s operating and reportable segments. The chief operating decision maker function regularly reviews the financial information, including Sales and Adjusted EBITDA, of these three operating segments to assess performance and allocate resources.

Segment information for all prior periods presented was revised to reflect the new segment structure, as well as the new measure of profit and loss.

The operating results of Alcoa Corporation’s reportable segments were as follows (differences between segment totals and combined totals are in Corporate):

	Bauxite	Alumina	Aluminum	Total
First quarter ended March 31, 2017
Sales:
Third-party sales – unrelated party	$70	$734	$1,613	$2,417
Third-party sales – related party	—	—	193	193
Intersegment sales	219	361	4	584

Total sales	$289	$1,095	$1,810	$3,194

Adjusted EBITDA	$110	$297	$206	$613
Supplemental information:
Depreciation, depletion, and amortization	$18	$49	$101	$168
Equity income (loss)	—	1	(7)	(6)
First quarter ended March 31, 2016
Sales:
Third-party sales – unrelated party	$44	$496	$1,315	$1,855
Third-party sales – related party	—	—	237	237
Intersegment sales	175	292	34	501

Total sales	$219	$788	$1,586	$2,593

Adjusted EBITDA	$77	$15	$165	$257
Supplemental information:
Depreciation, depletion, and amortization	$17	$45	$103	$165
Equity loss	—	(14)	(7)	(21)

The following table reconciles total segment Adjusted EBITDA to consolidated net income (loss) attributable to Alcoa Corporation:

	First quarter ended March 31,
	2017	2016
Total segment Adjusted EBITDA	$613	$257
Unallocated amounts:
Impact of LIFO (I)	(14)	18
Metal price lag(1)	6	2
Corporate expense(2)	(33)	(36)
Provision for depreciation, depletion, and amortization	(179)	(177)
Restructuring and other charges (D)	(10)	(84)
Interest expense	(26)	(64)
Other income (expenses), net (N)	100	(39)
Other(3)	(39)	(74)

Consolidated income (loss) before income taxes	418	(197)
Provision for income taxes	(110)	(18)
Net (income) loss attributable to noncontrolling interest	(83)	5

Consolidated net income (loss) attributable to Alcoa Corporation	$225	$(210)

(1)	Metal price lag describes the timing difference created when the average price of metal sold differs from the average cost of the metal when purchased by Alcoa Corporation’s rolled aluminum operations. In general, when the price of metal increases, metal price lag is favorable, and when the price of metal decreases, metal price lag is unfavorable.
(2)	Corporate expense is primarily composed of general administrative and other expenses of operating the corporate headquarters and other global administrative facilities.
(3)	Other includes, among other items, the Adjusted EBITDA of previously closed operations as applicable, pension and other postretirement benefit expenses associated with closed and sold operations, and intersegment profit elimination.

F. Earnings Per Share – Basic earnings per share (EPS) amounts are computed by dividing earnings by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding.

The information used to compute basic and diluted EPS attributable to Alcoa Corporation common shareholders was as follows (shares in millions):

	First quarter ended March 31,
	2017	2016
Net income (loss) attributable to Alcoa Corporation	$225	$(210)

Average shares outstanding – basic	184	182
Effect of dilutive securities:
Stock options	1	—
Stock and performance awards	1	—

Average shares outstanding – diluted	186	182

In the 2016 first quarter, the EPS included on the accompanying Statement of Consolidated Operations was calculated based on the 182,471,195 shares of Alcoa Corporation common stock distributed on the Separation Date in conjunction with the completion of the Separation Transaction and is considered pro forma in nature. Prior to November 1, 2016, Alcoa Corporation did not have any issued and outstanding common stock.

Options to purchase 1 million shares of common stock at a weighted average exercise price of $36.29 were outstanding as of March 31, 2017, but were not included in the computation of diluted EPS because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of Alcoa Corporation’s common stock.

G. Accumulated Other Comprehensive Loss

The following table details the activity of the three components that comprise Accumulated other comprehensive loss for both Alcoa Corporation’s shareholders and noncontrolling interest:

	Alcoa Corporation		Noncontrolling interest
	First quarter ended March 31,		First quarter ended March 31,
	2017	2016	2017	2016
Pension and other postretirement benefits (J)
Balance at beginning of period	$(2,330)	$(352)	$(56)	$(56)
Other comprehensive income (loss):
Unrecognized net actuarial loss and prior service cost/benefit	(5)	(22)	(1)	—
Tax benefit	1	7	—	—

Total Other comprehensive loss before reclassifications, net of tax	(4)	(15)	(1)	—

Amortization of net actuarial loss and prior service cost/benefit(1)	50	8	—	2
Tax expense(2)	(2)	(3)	—	(1)

Total amount reclassified from Accumulated other comprehensive loss, net of tax(6)	48	5	—	1

Total Other comprehensive income (loss)	44	(10)	(1)	1

Balance at end of period	$(2,286)	$(362)	$(57)	$(55)

Foreign currency translation
Balance at beginning of period	$(1,655)	$(1,851)	$(677)	$(779)
Other comprehensive income(3)	239	248	114	107

Balance at end of period	$(1,416)	$(1,603)	$(563)	$(672)

Cash flow hedges (K)
Balance at beginning of period	$210	$603	$1	$(3)
Other comprehensive (loss) income:
Net change from periodic revaluations	(380)	(120)	120	(3)
Tax benefit (expense)	58	28	(36)	1

Total Other comprehensive (loss) income before reclassifications, net of tax	(322)	(92)	84	(2)

Net amount reclassified to earnings:
Aluminum contracts(4)	18	(5)	—	—
Energy contracts(5)	(1)	—	(1)	—

Sub-total	17	(5)	(1)	—
Tax (expense) benefit(2)	(3)	2	—	—

Total amount reclassified from Accumulated other comprehensive income (loss), net of tax(6)	14	(3)	(1)	—

Total Other comprehensive (loss) income	(308)	(95)	83	(2)

Balance at end of period	$(98)	$508	$84	$(5)

(1)	These amounts were included in the computation of net periodic benefit cost for pension and other postretirement benefits (see Note J).
(2)	These amounts were included in Provision for income taxes on the accompanying Statement of Consolidated Operations.
(3)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.
(4)	These amounts were included in Sales on the accompanying Statement of Consolidated Operations.
(5)	These amounts were included in Other income, net on the accompanying Statement of Consolidated Operations.
(6)	A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings. These amounts were reflected on the accompanying Statement of Consolidated Operations in the line items indicated in footnotes 1 through 5.

H. Investments – A summary of unaudited financial information for Alcoa Corporation’s equity investments is as follows (amounts represent 100% of investee financial information):

	First quarter ended March 31,
	2017	2016
Sales	$916	$892
Cost of goods sold	678	681
Net income	23	15

I. Inventories

	March 31, 2017	December 31, 2016
Finished goods	$252	$226
Work-in-process	283	220
Bauxite and alumina	465	429
Purchased raw materials	381	363
Operating supplies	142	137
LIFO reserve	(229)	(215)

	$1,294	$1,160

At March 31, 2017 and December 31, 2016, the total amount of inventories valued on a LIFO basis was $489, or 32%, and $393, or 29%, respectively, of total inventories before LIFO adjustments. The inventory values, prior to the application of LIFO, are generally determined under the average cost method, which approximates current cost.

J. Pension and Other Postretirement Benefits – The components of net periodic benefit cost were as follows:

	Pension benefits		Other postretirement benefits
First quarter ended March 31,	2017	2016**	2017	2016**
Service cost	$18	$12	$1	$—
Interest cost	61	18	10	1
Expected return on plan assets	(99)	(29)	—	—
Recognized net actuarial loss	46	9	3	—
Amortization of prior service cost (benefit)	2	1	(1)	—
Special termination benefits*	—	1	—	—

Net periodic benefit cost	$28	$12	$13	$1

*	These amounts were recorded in Restructuring and other charges on the accompanying Statement of Consolidated Operations (see Note D).
**	In the first quarter of 2016, Alcoa Corporation also recognized multiemployer expense related to pension and other postretirement benefits of $22 and $8, respectively.

K. Derivatives and Other Financial Instruments

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

Alcoa Corporation’s aluminum, energy, and foreign exchange contracts are held for purposes other than trading. They are used primarily to mitigate uncertainty and volatility, and to cover underlying exposures. Alcoa Corporation is not involved in trading activities for energy, weather derivatives, or other nonexchange commodity trading activities.

A number of Alcoa Corporation’s aluminum, energy, and foreign exchange contracts are classified as Level 1 or Level 2 under the fair value hierarchy. The total fair value of these derivative contracts recorded as assets and liabilities was $12 and $73, respectively, at March 31, 2017 and $5 and $2, respectively, at December 31, 2016. Certain of these contracts are designated as hedging instruments, either fair value or cash flow, and the remaining are not designated as such. Combined, Alcoa Corporation recognized a loss of $22 in Other income, net on the accompanying Statement of Consolidated Operations in the 2017 first quarter. Additionally, for the contracts designated as cash flow hedges, Alcoa Corporation recognized an unrealized loss of $50 in Other comprehensive loss in the 2017 first quarter.

In addition to the Level 1 and 2 derivative instruments described above, Alcoa Corporation has nine (ten prior to October 2016) derivative instruments classified as Level 3 under the fair value hierarchy. These instruments are composed of seven (eight prior to October 2016) embedded aluminum derivatives, a financial contract, and an embedded credit derivative, all of which relate to energy supply contracts associated with nine smelters and three refineries. Five of the embedded aluminum derivatives and the financial contract (through November 2016 – see below) were designated as cash flow hedging instruments and two (three prior to October 2016) of the embedded aluminum derivatives, the embedded credit derivative, and the financial contract (beginning in December 2016 – see below) were not designated as hedging instruments. Additionally, in January 2017, Alcoa Corporation entered into a new financial contract that will replace the existing financial contract in August 2017. This new financial contract was designated as a cash flow hedging instrument and was classified as Level 3 under the fair value hierarchy (see below).

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

Alcoa Corporation has two power contracts, each of which contain an embedded derivative that indexes the price of power to the LME price of aluminum. Additionally, Alcoa Corporation has three power contracts, each of which contain an embedded derivative that indexes the price of power to the LME price of aluminum plus the Midwest premium. The embedded derivatives in these five power contracts are primarily valued using observable market prices; however, due to the length of the contracts, the valuation models also require management to estimate the long-term price of aluminum based upon an extrapolation of the 10-year LME forward curve. Additionally, for three of the contracts, management also estimates the Midwest premium, generally, for the next twelve months based on recent transactions and then holds the premium estimated in that twelfth month constant for the remaining duration of the contract. Significant increases or decreases in the actual LME price beyond 10 years would result in a higher or lower fair value measurement. An increase in actual LME price and/or the Midwest premium over the inputs used in the valuation models will result in a higher cost of power and a corresponding decrease to the derivative asset or increase to the derivative liability. The embedded derivatives have been designated as cash flow hedges of forward sales of aluminum. Unrealized gains and losses were included in Other comprehensive (loss) income on the accompanying Consolidated Balance Sheet while realized gains and losses were included in Sales on the accompanying Statement of Consolidated Operations.

Also, Alcoa Corporation had a power contract (expired in October 2016 – see below) separate from above that contains an LME-linked embedded derivative. Prior to its expiration, the embedded derivative was valued using the probability and interrelationship of future LME prices, Australian dollar to U.S. dollar exchange rates, and the U.S. consumer price index. Significant increases or decreases in the LME price would result in a higher or lower fair value measurement. An increase in actual LME price over the inputs used in the valuation model will result in a higher cost of power and a corresponding decrease to the derivative asset. This embedded derivative did not qualify for hedge accounting treatment. Unrealized gains and losses from the embedded derivative were included in Other (income) expenses, net on the accompanying Statement of Consolidated Operations while realized gains and losses were included in Cost of goods sold on the accompanying Statement of Consolidated Operations as electricity purchases were made under the contract. At the time this derivative asset was recognized, an equivalent amount was recognized as a deferred credit in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. This deferred credit was recognized in Other (income) expenses, net on the accompanying Statement of Consolidated Operations as power was received over the life of the contract.

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

In the second quarter of 2016, Alcoa Corporation and the related counterparty elected to modify the pricing of an existing power contract for a smelter in the United States. This amendment contains an embedded derivative that indexes the price of power to the LME price of aluminum plus the Midwest premium. The embedded derivative is valued using the interrelationship of future metal prices (LME base plus Midwest premium) and the amount of megawatt hours of energy needed to produce the forecasted metric tons of aluminum at the smelter. Significant increases or decreases in the metal price would result in a higher or lower fair value measurement. An increase in actual metal price over the inputs used in the valuation model will result in a higher cost of power and a corresponding increase to the derivative liability. Management elected not to qualify the embedded derivative for hedge accounting treatment. Unrealized gains and losses from the embedded derivative were included in Other (income) expenses, net on the accompanying Statement of Consolidated Operations while realized gains and losses were included in Cost of goods sold on the accompanying Statement of Consolidated Operations as electricity purchases were made under the contract. At the time this derivative liability was recognized, an equivalent amount was recognized as a deferred charge in Other noncurrent assets on the accompanying Consolidated Balance Sheet. This deferred charge is recognized in Other (income) expenses, net on the accompanying Statement of Consolidated Operations as power is received over the life of the contract.

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

Finally, Alcoa Corporation has a financial contract that hedges the anticipated power requirements at one of its smelters that began in November 2016. At that time, the energy supply contract related to this smelter had expired (see above) and Alcoa Corporation began purchasing electricity directly from the spot market. Beyond the term where market information is available, management developed a forward curve, for valuation purposes, based on independent consultant market research. Significant increases or decreases in the power market may result in a higher or lower fair value measurement of the financial contract. Lower prices in the power market would cause a decrease in the derivative asset. The financial contract had been designated as a cash flow hedge of future purchases of electricity (this designation ceased in December 2016 – see below). Through November 2016, unrealized gains and losses on this contract were recorded in Other comprehensive (loss) income on the accompanying Consolidated Balance Sheet, while realized gains and losses were recorded in Cost of goods sold as electricity purchases were made from the spot market. In August 2016, Alcoa Corporation gave the required notice to terminate this financial contract one year from the date of notification. As a result, Alcoa Corporation decreased both the related derivative asset recorded in Other noncurrent assets and the unrealized gain recorded in Accumulated other comprehensive loss by $84, which related to the August 2017 through 2036 timeframe, resulting in no impact to Alcoa Corporation’s earnings. In December 2016, the smelter experienced an unplanned outage, resulting in a portion of the financial contract no longer qualifying for hedge accounting, at which point management elected to discontinue hedge accounting for all of the remainder of the contract (through August 2017). As a result, Alcoa Corporation reclassified an unrealized gain of $7 from Accumulated other comprehensive loss to Other income, net related to the portion of the contract that no longer qualified for hedge accounting. The remaining $6 unrealized gain in Accumulated other comprehensive loss related to the portion management elected to discontinue hedge accounting is reclassified to Cost of goods sold as electricity purchases are made from the spot market through the termination date of the financial contract. Additionally, from December 2016 through August 2017, unrealized gains and losses on this contract are recorded in Other (income) expenses, net, and realized gains and losses are recorded in Other (income) expenses, net as electricity purchases are made from the spot market.

In January 2017, Alcoa Corporation and the counterparty entered into a new financial contract to hedge the anticipated power requirements at this smelter for the period from August 2017 through July 2021 and amended the existing financial contract to both reduce the hedged amount of anticipated power requirements and to move up the effective termination date to July 31, 2017. The new financial contract has been designated as a cash flow hedge of future purchases of electricity. Unrealized gains and losses on the new financial contract were recorded in Other comprehensive loss on the accompanying Consolidated Balance Sheet. Once the designated hedge period begins in August 2017, realized gains and losses will be recorded in Cost of goods sold as electricity purchases are made from the spot market.

The following table presents quantitative information related to the significant unobservable inputs described above for Level 3 derivative contracts:

	Fair value at March 31, 2017	Unobservable input	Range ($ in full amounts)
Assets:
Embedded aluminum derivatives*	$114	Price of aluminum beyond forward curve

Aluminum: $2,347 per metric ton in 2027 to $2,464 per metric ton in 2029 (two contracts) and $2,761 per metric ton in 2036 (one contract)

Midwest premium: $0.0985 per pound in 2017 to $0.1100 per pound in 2029 (two contracts) and 2036 (one contract)

Embedded aluminum derivative	—	Interrelationship of future aluminum and oil prices	Aluminum: $1,955 per metric ton in 2017 to $1,993 per metric ton in 2018 Oil: $51 per barrel in 2017 to $52 per barrel in 2018
Financial contract	304	Interrelationship of forward energy price and the Consumer Price Index and price of electricity beyond forward curve	Electricity: $146.75 per megawatt hour in 2017 to $90.50 per megawatt hour in 2021
Financial contract	42	Interrelationship of forward energy price and the Consumer Price Index	Electricity: $147.50 per megawatt hour in April 2017 to $146.75 per megawatt hour in July 2017
Liabilities:
Embedded aluminum derivative	281	Price of aluminum beyond forward curve	Aluminum: $2,347 per metric ton in 2027 to $2,356 per metric ton in 2027
Embedded aluminum derivative	39	Interrelationship of LME price to the amount of megawatt hours of energy needed to produce the forecasted metric tons of aluminum	Aluminum: $1,955 per metric ton in 2017 to $2,003 per metric ton in 2019 Midwest premium: $0.0985 per pound in 2017 to $0.1100 per pound in 2019 Electricity: rate of 2 million megawatt hours per year
Embedded aluminum derivative	19	Interrelationship of LME price to overall energy price	Aluminum: $1,948 per metric ton in 2017 to $2,010 per metric ton in 2019
Embedded credit derivative	29	Estimated credit spread between Alcoa Corporation and counterparty	3.61% (Alcoa Corporation – 6.39% and counterparty – 2.78%)

*	The fair value of these embedded aluminum derivatives is lower by $17 compared to the respective amount reflected in the Level 3 tables presented below. This is due to the fact that these contracts are in a liability position for the current portion and in an asset position for the noncurrent portion, and are reflected as such on the accompanying Consolidated Balance Sheet. However, these derivatives are reflected as a net asset in the above table for purposes of presenting the assumptions utilized to measure the fair value of these derivative instruments in their entirety.

The fair values of Level 3 derivative instruments recorded as assets and liabilities in the accompanying Consolidated Balance Sheet were as follows:

	March 31, 2017	December 31, 2016
Asset Derivatives
Derivatives designated as hedging instruments:
Prepaid expenses and other current assets:
Embedded aluminum derivatives	$—	$29
Financial contract	86	—
Other noncurrent assets:
Embedded aluminum derivatives	131	468
Financial contract	218	—

Total derivatives designated as hedging instruments	$435	$497

Derivatives not designated as hedging instruments:
Prepaid expenses and other current assets:
Financial contract	$42	$17

Total derivatives not designated as hedging instruments	$42	$17

Total Asset Derivatives	$477	$514

Liability Derivatives
Derivatives designated as hedging instruments:
Other current liabilities:
Embedded aluminum derivatives	$51	$17
Other noncurrent liabilities and deferred credits:
Embedded aluminum derivatives	266	187

Total derivatives designated as hedging instruments	$317	$204

Derivatives not designated as hedging instruments:
Other current liabilities:
Embedded aluminum derivative	$19	$10
Embedded credit derivative	4	5
Other noncurrent liabilities and deferred credits:
Embedded aluminum derivative	20	18
Embedded credit derivative	25	30

Total derivatives not designated as hedging instruments	$68	$63

Total Liability Derivatives	$385	$267

The following table presents a reconciliation of activity for Level 3 derivative contracts:

	Assets		Liabilities
First quarter ended March 31, 2017	Embedded aluminum derivatives	Financial contracts	Embedded aluminum derivatives	Embedded credit derivative
Opening balance – January 1, 2017	$497	$17	$232	$35
Total gains or losses (realized and unrealized) included in:
Sales	11	—	(7)	—
Cost of goods sold	—	(2)	—	(1)
Other income, net	—	35	14	(5)
Other comprehensive loss	(377)	169	121	—
Purchases, sales, issuances, and settlements*	—	119	—	—
Transfers into and/or out of Level 3*	—	—	—	—
Other	—	8	(4)	—

Closing balance – March 31, 2017	$131	$346	$356	$29

Change in unrealized gains or losses included in earnings for derivative contracts held at March 31, 2017:
Sales	$—	$—	$—	$—
Cost of goods sold	—	—	—	—
Other income, net	—	35	14	(5)

*	In January 2017, there was an issuance of a new financial contract (see above). There were no purchases, sales or settlements of Level 3 derivative instruments. Additionally, there were no transfers of derivative instruments into or out of Level 3.

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

Alcoa Corporation has five Level 3 embedded aluminum derivatives and one Level 3 financial contract (through November 2016 – see above) that have been designated as cash flow hedges as described below. Additionally, in January 2017, Alcoa Corporation entered into a new financial contract, which was designated as a cash flow hedging instrument and was classified as Level 3 under the fair value hierarchy (see above), that will replace the existing financial contract in August 2017.

Embedded aluminum derivatives. Alcoa Corporation has entered into energy supply contracts that contain pricing provisions related to the LME aluminum price. The LME-linked pricing features are considered embedded derivatives. Five of these embedded derivatives have been designated as cash flow hedges of forward sales of aluminum. At March 31, 2017 and December 31, 2016, these embedded aluminum derivatives hedge forecasted aluminum sales of 3,061 kmt and 3,127 kmt, respectively.

In the first quarter of 2017 and 2016, Alcoa Corporation recognized an unrealized loss of $498 and $115, respectively, in Other comprehensive (loss) income related to these five derivative instruments. Additionally, Alcoa Corporation reclassified a realized loss of $18 and $5 from Accumulated other comprehensive loss to Sales in the first quarter of 2017 and 2016, respectively. Assuming market rates remain constant with the rates at March 31, 2017, a realized loss of $37 is expected to be recognized in Sales over the next 12 months.

There was no ineffectiveness related to these five derivative instruments in the first quarter of 2017 and 2016.

Financial contracts. Alcoa Corporation has a financial contract that hedges the anticipated power requirements at one of its smelters that became effective when the existing power contract expired in October 2016. In August 2016, Alcoa Corporation elected to terminate most of the remaining term of this financial contract (see above). Additionally, in December 2016, management elected to discontinue hedge accounting for this contract (see above). This financial contract hedged forecasted electricity purchases of 1,969,544 megawatt hours prior to December 2016.

In the first quarter of 2017, Alcoa Corporation reclassified a realized gain of $2 from Accumulated other comprehensive loss to Cost of goods sold. In the first quarter of 2016, Alcoa Corporation recognized an unrealized gain of $6 in Other comprehensive income. Additionally, Alcoa Corporation recognized a gain of $3 in Other expenses, net related to hedge ineffectiveness in the first quarter of 2016.

In addition, in January 2017, Alcoa Corporation entered into a new financial contract that hedges the anticipated power requirements at this smelter for the period from August 2017 through July 2021 (see above). At March 31, 2017, this financial contract hedges forecasted electricity purchases of 9,835,452 megawatt hours. In the first quarter of 2017, Alcoa Corporation recognized an unrealized gain of $169 in Other comprehensive loss. Assuming market rates remain consistent with the rates at March 31, 2017, a realized gain of $60 is expected to be recognized in Cost of goods sold over the next 12 months. Additionally, Alcoa Corporation recognized a gain of $1 in Other income, net related to hedge ineffectiveness in the first quarter of 2017.

Derivatives Not Designated As Hedging Instruments

Alcoa Corporation has two (three prior to October 2016) Level 3 embedded aluminum derivatives and one Level 3 embedded credit derivative that do not qualify for hedge accounting treatment and one Level 3 financial contract that management elected to discontinue hedge accounting treatment (see above). As such, gains and losses related to the changes in fair value of these instruments are recorded directly in earnings. In the first quarter of 2017 and 2016, Alcoa Corporation recognized a gain of $25 and a loss of $3, respectively, in Other (income) expenses, net, of which a loss of $14 and $4, respectively, related to the embedded aluminum derivatives, a gain of $5 and $1, respectively, related to the embedded credit derivative, and a gain of $34 (first quarter of 2017) related to the financial contract.

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

Other Financial Instruments

The carrying values and fair values of Alcoa Corporation’s other financial instruments were as follows:

	March 31, 2017		December 31, 2016
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$804	$804	$853	$853
Restricted cash	18	18	6	6
Long-term debt due within one year	20	20	21	21
Long-term debt, less amount due within one year	1,431	1,568	1,424	1,573

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

L. Income Taxes – The effective tax rate for the first quarter of 2017 and 2016 was 26.3% (provision on income) and 9.1% (provision on a loss), respectively.

Alcoa Corporation’s estimated annual effective tax rate for 2017 was 32.9% as of March 31, 2017. This rate differs from the U.S. federal statutory rate of 35% primarily due to foreign income taxed in lower rate jurisdictions, partially offset by domestic losses not tax benefitted. The domestic losses are net of the gain on the sale of Yadkin (see Note C). For the 2017 first quarter, the Provision for income taxes was composed of three components as follows: (i) the application of the estimated annual effective tax rate for 2017 of 32.9% to pretax income of $418, (ii) a net discrete income tax benefit of $2 for a number of small items, and (iii) a favorable impact of $26 related to the interim period treatment of operational losses in certain jurisdictions for which no tax benefit was recognized (expected to reverse by the end of 2017).

The rate for the 2016 first quarter differs from the U.S. federal statutory rate of 35% primarily due to U.S. losses and tax credits with no tax benefit realizable by Alcoa Corporation and a $5 discrete income tax charge for valuation allowances of certain deferred tax assets in Australia, somewhat offset by foreign income taxed in lower rate jurisdictions.

M. Contingencies and Commitments

Contingencies

Unless specifically described to the contrary, all matters within Note M are the full responsibility of Alcoa Corporation pursuant to the Separation and Distribution Agreement. Additionally, the Separation and Distribution Agreement provides for cross-indemnities between the Company and Arconic for claims subject to indemnification.

Litigation

On June 5, 2015, AWA and St. Croix Alumina, L.L.C. (“SCA”) filed a complaint in Delaware Chancery Court for a declaratory judgment and injunctive relief to resolve a dispute between ParentCo and Glencore Ltd. (“Glencore”) with respect to claimed obligations under a 1995 asset purchase agreement between ParentCo and Glencore. The dispute arose from Glencore’s demand that ParentCo indemnify it for liabilities it may have to pay to Lockheed Martin (“Lockheed”) related to the St. Croix alumina refinery. Lockheed had earlier filed suit against Glencore in federal court in New York seeking indemnity for liabilities it had incurred and would incur to the U.S. Virgin Islands to remediate certain properties at the refinery property and claimed that Glencore was required by an earlier, 1989 purchase agreement to indemnify it. Glencore had demanded that ParentCo indemnify and defend it in the Lockheed case and threatened to claim against ParentCo in the New York action despite exclusive jurisdiction for resolution of disputes under the 1995 purchase agreement being in Delaware. After Glencore conceded that it was not seeking to add ParentCo to the New York action, AWA and SCA dismissed their complaint in the Chancery Court case and on August 6, 2015 filed a complaint for declaratory judgment in Delaware Superior Court. AWA and SCA filed a motion for judgment on the pleadings on September 16, 2015. Glencore answered AWA’s and SCA’s complaint and asserted counterclaims on August 27, 2015, and on October 2, 2015 filed its own motion for judgment on the pleadings. Argument on the parties’ motions was held by the court on December 7, 2015, and by order dated February 8, 2016, the court granted ParentCo’s motion and denied Glencore’s motion, resulting in ParentCo not being liable to indemnify Glencore for the Lockheed action. The decision also leaves for pretrial discovery and possible summary judgment or trial Glencore’s claims for costs and fees it incurred in defending and settling an earlier Superfund action brought against Glencore by the Government of the Virgin Islands. On February 17, 2016, Glencore filed notice of its application for interlocutory appeal of the February 8, 2016 ruling. AWA and SCA filed an opposition to that application on February 29, 2016. On March 10, 2016, the court denied Glencore’s motion for interlocutory appeal and on the same day entered judgment on claims other than Glencore’s claims for costs and fees it incurred in defending and settling the earlier Superfund action brought against Glencore by the Government of the Virgin Islands. On March 29, 2016, Glencore filed a withdrawal of its notice of interlocutory appeal, and on April 6, 2016, Glencore filed an appeal of the court’s March 10, 2016 judgment to the Delaware Supreme Court, which set the appeal for argument for November 2, 2016. On November 4, 2016, the Delaware Supreme Court affirmed the judgment of the Delaware Superior Court granting ParentCo’s motion. Remaining in the case were Glencore’s claims for costs and fees it incurred related to the previously described Superfund action. On March 7, 2017, Alcoa Corporation and Glencore agreed in principle to settle these claims and on March 17, 2017 requested and were granted an adjournment of the court’s scheduled March 21, 2017 conference. On April 5, 2017, Alcoa and Glencore entered into a settlement agreement to resolve these remaining claims. Accordingly, on April 24, 2017, the court dismissed the case at the request of the parties. The amount of the proposed settlement was not material. This matter is now closed.

Before 2002, ParentCo purchased power in Italy in the regulated energy market and received a drawback of a portion of the price of power under a special tariff in an amount calculated in accordance with a published resolution of the Italian Energy Authority, Energy Authority Resolution n. 204/1999 (“204/1999”). In 2001, the Energy Authority published another resolution, which clarified that the drawback would be calculated in the same manner, and in the same amount, in either the regulated or unregulated market. At the beginning of 2002, ParentCo left the regulated energy market to purchase energy in the unregulated market. Subsequently, in 2004, the Energy Authority introduced regulation no. 148/2004, which set forth a different method for calculating the special tariff that would result in a different drawback for the regulated and unregulated markets. ParentCo challenged the new regulation in the Administrative Court of Milan and received a favorable judgment in 2006. Following this ruling, ParentCo continued to receive the power price drawback in accordance with the original calculation method, through 2009, when the European Commission declared all such special tariffs to be impermissible “state aid.” In 2010, the Energy Authority appealed the 2006 ruling to the Consiglio di Stato (final court of appeal). On December 2, 2011, the Consiglio di Stato ruled in favor of the Energy Authority and against ParentCo, thus presenting the opportunity for the energy regulators to seek reimbursement from ParentCo of an amount equal to the difference between the actual drawback amounts received over the relevant time period, and the drawback as it would have been calculated in accordance with regulation 148/2004. On February 23, 2012, ParentCo filed its appeal of the decision of the Consiglio di Stato (this appeal was subsequently withdrawn in March 2013). On March 26, 2012, ParentCo received a letter from the agency (Cassa Conguaglio per il Settore Eletrico (CCSE)) responsible for making and collecting payments on behalf of the Energy Authority demanding payment in the amount of approximately $110 (€85), including interest. By letter dated April 5, 2012, ParentCo informed CCSE that it disputes the payment demand of CCSE since (i) CCSE was not authorized by the Consiglio di Stato decisions to seek payment of any amount, (ii) the decision of the Consiglio di Stato has been appealed (see above), and (iii) in any event, no interest should be payable. On April 29, 2012, Law No. 44 of 2012 (“44/2012”) came into effect, changing the method to calculate the drawback. On February 21, 2013, ParentCo received a revised request letter from CCSE demanding ParentCo’s subsidiary, Alcoa Trasformazioni S.r.l., make a payment in the amount of $97 (€76), including interest, which reflects a revised calculation methodology by CCSE and represents the high end of the range of reasonably possible loss associated with this matter of $0 to $97 (€76). ParentCo rejected that demand and formally challenged it through an appeal before the Administrative Court on April 5, 2013. The Administrative Court scheduled a hearing for December 19, 2013, which was subsequently postponed until April 17, 2014, and further postponed until June 19, 2014. On that date, the Administrative Court listened to ParentCo’s oral argument, and on September 2, 2014, rendered its decision. The Administrative Court declared the payment request of CCSE and the Energy Authority to ParentCo to be unsubstantiated based on the 148/2004 resolution with respect to the January 19, 2007 through November 19, 2009 timeframe. On December 18, 2014, the CCSE and the Energy Authority appealed the Administrative Court’s September 2, 2014 decision; however, a date for the hearing has not been scheduled. As a result of the conclusion of the European Commission Matter on January 26, 2016 (see Note R in Alcoa Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016), ParentCo’s management modified its outlook with respect to a portion of the pending legal proceedings related to this matter. As such, a charge of $37 (€34) was recorded in Restructuring and other charges for the year ended December 31, 2015 to establish a partial reserve for this matter. At this time, Alcoa Corporation is unable to reasonably predict the ultimate outcome for this matter.

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

Alcoa Corporation’s remediation reserve balance was $324 at both March 31, 2017 and December 31, 2016 (of which $60 was classified as a current liability) and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated.

In the 2017 first quarter, the remediation reserve was decreased by an immaterial amount. The changes to the remediation reserve were recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations.

Payments related to remediation expenses applied against the reserve were $9 in the 2017 first quarter. This amount includes expenditures currently mandated, as well as those not required by any regulatory authority or third party. In the 2017 first quarter, the change in the reserve also reflects an increase of both $6 for the reclassification of an amount previously included in Alcoa Corporation’s liability for asset retirement obligations on the Company’s Consolidated Balance Sheet as of December 31, 2016 and $3 due to the effects of foreign currency translation.

Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be approximately 2% of cost of goods sold.

The Separation and Distribution Agreement includes provisions for the assignment or allocation of environmental liabilities between Alcoa Corporation and Arconic, including certain remediation obligations associated with environmental matters. In general, the respective parties are responsible for the environmental matters associated with their operations, and with the properties and other assets assigned to each. Additionally, the Separation and Distribution Agreement lists environmental matters with a shared responsibility between the two companies with an allocation of responsibility and the lead party responsible for management of each matter. For matters assigned to Alcoa Corporation under the Separation and Distribution Agreement, Alcoa Corporation has agreed to indemnify Arconic in whole or in part for environmental liabilities arising from operations prior to the Separation Date. The following discussion provides details regarding the current status of certain significant reserves related to current or former Alcoa Corporation sites. With the exception of the Fusina, Italy matter, Alcoa Corporation assumed full responsibility of the matters described below.

Sherwin, TX—In connection with ParentCo’s sale of the Sherwin alumina refinery, which was required to be divested as part of ParentCo’s acquisition of Reynolds Metals Company in 2000, ParentCo agreed to retain responsibility for the remediation of the then existing environmental conditions, as well as a pro rata share of the final closure of the active bauxite residue waste disposal areas (known as the Copano facility). This obligation was transferred from ParentCo to Alcoa Corporation as part of the Separation Transaction on November 1, 2016. Alcoa Corporation’s share of the closure costs is proportional to the total period of operation of the active waste disposal areas. At March 31, 2017 and December 31, 2016, the reserve balance associated with Sherwin was $30. Approximately half of the project funding is expected to be spent through 2019 with the balance dependent on the schedule to complete repurposing or closure of the waste disposal areas.

Baie Comeau, Quebec, Canada—In August 2012, ParentCo presented an analysis of remediation alternatives to the Quebec Ministry of Sustainable Development, Environment, Wildlife and Parks (MDDEP), in response to a previous request, related to known polychlorinated biphenyls (PCBs) and polycyclic aromatic hydrocarbons (PAHs) contained in sediments of the Anse du Moulin bay. As such, ParentCo increased the reserve for Baie Comeau by $25 in 2012 to reflect the estimated cost of ParentCo’s recommended alternative, consisting of both dredging and capping of the contaminated sediments. In July 2013, ParentCo submitted the Environmental Impact Assessment for the project to the MDDEP. The MDDEP notified ParentCo that the project as it was submitted was approved and a final mistrial decree was issued in July 2015. As a result, no further adjustment to the reserve was required in 2015. The decree provided final approval for the project and ParentCo began work on the final project design with construction on the project expected to begin in April 2017 with an estimated completion in 2018. At March 31, 2017 and December 31, 2016, the reserve balance associated with this matter was $21 and $24, respectively.

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

Effective with the Separation Transaction, Arconic retained the portion of this obligation related to the Fusina rolling operations. Specifically, under the Separation and Distribution Agreement, Trasformazioni, and with it the Fusina properties, were assigned to Alcoa Corporation. Fusina Rolling S.r.l., entered into a lease agreement for the portion of property that included the rolling operation. Pursuant to the Separation and Distribution Agreement, the liabilities at Fusina described above were allocated between Alcoa Corporation (Trasformazioni) and Arconic (Fusina Rolling S.r.l.). Arconic will pay $7 (€7) for the portion of remediation expenses associated with the section of property that includes the rolling operation as the project is completed.

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

In April 2015, the NEA notified ParentCo that the revised project was approved and required submission of the final project design before issuing a final order. ParentCo completed and submitted the final project design, which identified a need to stabilize the related wharf structure to allow for the sediment dredging in the harbor. As a result, ParentCo increased the reserve for Mosjøen by $11 in June 2015 to reflect the estimated cost of the wharf stabilization. Also in June 2015, the NEA issued a final order approving the project as well as the final project design. In September 2015, ParentCo increased the reserve by $1 to reflect the potential need (based on prior experience with similar projects) to perform additional dredging if the results of sampling, which is required by the order, don’t achieve the required cleanup levels. Project construction commenced in early 2016 and is expected to be completed by the end of 2017. At March 31, 2017 and December 31, 2016, the reserve balance associated with this matter was $7 and $8, respectively.

East St. Louis, IL—ParentCo had an ongoing remediation project related to an area used for the disposal of bauxite residue from former alumina refining operations. The project, which was selected by the EPA in a Record of Decision (ROD) issued in July 2012, is aimed at implementing a soil cover over the affected area. On November 1, 2013, the U.S. Department of Justice lodged a consent decree on behalf of the U.S. Environmental Protection Agency (EPA) for ParentCo to conduct the work outlined in the ROD. This consent decree was entered as final in February 2014 by the U.S. Department of Justice. As a result, ParentCo began construction in March 2014; the fieldwork on a majority of this project was completed by the end of June 2016. A completion report was approved by the EPA in September 2016 and this matter, for the completed portion of the project, transitioned into a long-term (approximately 30 years) inspection, maintenance, and monitoring program. Fieldwork for the remaining portion of the project is expected to be completed in 2018, at which time it would also transition into a long-term inspection, maintenance, and monitoring program. This obligation was transferred from ParentCo to Alcoa Corporation as part of the Separation Transaction on November 1, 2016. At March 31, 2017 and December 31, 2016, the reserve balance associated with this matter was $4.

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

On January 16, 2017, Spain’s National Court issued a decision in favor of the Company related to the assessment received in September 2010. On March 6, 2017, the Company was notified that Spain’s tax authorities did not file an appeal, for which the deadline has passed. As a result, the assessment related to the 2003 through 2005 tax years is null and void. Spain’s National Court has not yet rendered a decision related to the assessment received in July 2013 for the 2006 through 2009 tax years. The amount of this assessment on a standalone basis, including interest, was $140 (€131) as of March 31, 2017.

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

In March 2013, AWAB was notified by the Brazilian Federal Revenue Office (RFB) that approximately $110 (R$220) of value added tax credits previously claimed are being disallowed and a penalty of 50% assessed. Of this amount, AWAB received $41 (R$82) in cash in May 2012. The value added tax credits were claimed by AWAB for both fixed assets and export sales related to the Juruti bauxite mine and São Luís refinery expansion. The RFB has disallowed credits they allege belong to the consortium in which AWAB owns an interest and should not have been claimed by AWAB. Credits have also been disallowed as a result of challenges to apportionment methods used, questions about the use of the credits, and an alleged lack of documented proof. AWAB presented defense of its claim to the RFB on April 8, 2013. If AWAB is successful in this administrative process, the RFB would have no further recourse. If unsuccessful in this process, AWAB has the option to litigate at a judicial level. Separately from AWAB’s administrative appeal, in June 2015, new tax law was enacted repealing the provisions in the tax code that were the basis for the RFB assessing a 50% penalty in this matter. As such, the estimated range of reasonably possible loss is $0 to $33 (R$103), whereby the maximum end of the range represents the portion of the disallowed credits applicable to the export sales and excludes the 50% penalty. Additionally, the estimated range of disallowed credits related to AWAB’s fixed assets is $0 to $37 (R$117), which would increase the net carrying value of AWAB’s fixed assets if ultimately disallowed. It is management’s opinion that the allegations have no basis; however, at this time, the Company is unable to reasonably predict an outcome for this matter.

Between 2000 and 2002, Alcoa Alumínio (Alumínio), an indirect wholly-owned subsidiary of Alcoa Corporation, sold approximately 2,000 metric tons of metal per month from its Poços de Caldas facility, located in the State of Minas Gerais (the “State”), Brazil, to Alfio, a customer also located in the State. Sales in the State were exempted from value-added tax (VAT) requirements. Alfio subsequently sold metal to customers outside of the State, but did not pay the required VAT on those transactions. In July 2002, Alumínio received an assessment from State auditors on the theory that Alumínio should be jointly and severally liable with Alfio for the unpaid VAT. In June 2003, the administrative tribunal found Alumínio liable, and Alumínio filed a judicial case in the State in February 2004 contesting the finding. In May 2005, the Court of First Instance found Alumínio solely liable, and a panel of a State appeals court confirmed this finding in April 2006. Alumínio filed a special appeal to the Superior Tribunal of Justice (STJ) in Brasilia (the federal capital of Brazil) later in 2006. In 2011, the STJ (through one of its judges) reversed the judgment of the lower courts, finding that Alumínio should neither be solely nor jointly and severally liable with Alfio for the VAT, which ruling was then appealed by the State. In August 2012, the STJ agreed to have the case reheard before a five-judge panel. On February 21, 2017, the lead judge of the STJ issued a ruling confirming that Alumínio should be held liable in this matter. On March 16, 2017, Alumínio filed an appeal to have its case reheard before the five-judge panel as originally agreed to by the STJ in August 2012. At March 31, 2017, the assessment, including penalties and interest, totaled $46 (R$143). While Alcoa Corporation believes it has meritorious defenses, the Company is unable to reasonably predict the ultimate outcome for this matter.

Other

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

On October 4, 2016, the state of Texas filed suit against Sherwin in the bankruptcy proceeding seeking to hold Sherwin responsible for remediation of alleged environmental conditions at the facility. On October 11, 2016, Sherwin filed a similar suit against Reynolds in the case. On November 10, 2016, Reynolds filed motions to dismiss the Gregory Power complaint and to withdraw the case from bankruptcy court. On November 23, 2016, the bankruptcy court approved Sherwin’s plans for cessation of its operations. On February 16, 2017, Sherwin filed a bankruptcy Chapter 11 Plan and on February 17, 2017 the court approved that Plan. As provided in the Plan, Sherwin, including certain affiliated companies, and Reynolds are negotiating a settlement to allocate among them ownership of and responsibility for certain areas of the refinery. On April 27, 2017, a proposed stipulation was filed with the court extending the deadline for court approval of a settlement until June 27, 2017.

General

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

Commitments

Investments

Alcoa Corporation has an investment in a joint venture related to the ownership and operation of an integrated aluminum complex (bauxite mine, alumina refinery, aluminum smelter, and rolling mill) in Saudi Arabia. The joint venture is owned 74.9% by the Saudi Arabian Mining Company (known as “Ma’aden”) and 25.1% by Alcoa Corporation and consists of three separate companies as follows: one each for the mine and refinery, the smelter, and the rolling mill. Alcoa Corporation accounts for its investment in the joint venture under the equity method. As of March 31, 2017 and December 31, 2016, the carrying value of Alcoa Corporation’s investment in this joint venture was $870 and $853, respectively.

Capital investment in the project is expected to total approximately $10,800 (SAR 40.5 billion) and has been funded through a combination of equity contributions by the joint venture partners and project financing obtained by the joint venture companies, which has been partially guaranteed by both partners (see below). Both the equity contributions and the guarantees of the project financing are based on the joint venture’s partners’ ownership interests. Originally, it was estimated that Alcoa Corporation’s total equity contribution in the joint venture related to the capital investment in the project would be approximately $1,100, of which Alcoa Corporation has contributed $982. Based on changes to both the project’s capital investment and equity and debt structure from the initial plans, the estimated $1,100 equity contribution may be reduced. Separate from the capital investment in the project, Alcoa Corporation contributed $25 (Ma’aden contributed $75) to the joint venture in the 2017 first quarter for short-term funding purposes in accordance with the terms of the joint venture companies’ financing arrangements. Both partners may be required to make such additional contributions in future periods.

The smelting and rolling mill companies have project financing totaling $4,133 (reflects principal repayments made through March 31, 2017), of which $1,037 represents Alcoa Corporation’s share (the equivalent of Alcoa Corporation’s 25.1% interest in the smelting and rolling mill companies). Alcoa Corporation has issued guarantees (see below) on behalf of the smelting and rolling mill companies to the lenders in the event that such companies default on their debt service requirements through 2017 and 2020 for the smelting company and 2018 and 2021 for the rolling mill company (Ma’aden issued similar guarantees for its 74.9% interest). Alcoa Corporation’s guarantees for the smelting and rolling mill companies cover total debt service requirements of $100 in principal and up to a maximum of approximately $30 in interest per year (based on projected interest rates). At both March 31, 2017 and December 31, 2016, the combined fair value of the guarantees was $3, which was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet.

The mining and refining company has project financing totaling $2,232, of which $560 represents AWAC’s 25.1% interest in the mining and refining company. Alcoa Corporation, on behalf of AWAC, has issued guarantees (see below) to the lenders in the event that the mining and refining company defaults on its debt service requirements through 2019 and 2024 (Ma’aden issued similar guarantees for its 74.9% interest). Alcoa Corporation’s guarantees for the mining and refining company cover total debt service requirements of $120 in principal and up to a maximum of approximately $20 in interest per year (based on projected interest rates). At both March 31, 2017 and December 31, 2016, the combined fair value of the guarantees was $3, which was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. In the event Alcoa Corporation would be required to make payments under the guarantees, 40% of such amount would be contributed to Alcoa Corporation by Alumina Limited, consistent with its ownership interest in AWAC.

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

N. Other (Income) Expenses, Net

	First quarter ended March 31,
	2017	2016
Equity loss	$7	$22
Foreign currency losses, net	16	12
Net (gain) loss from asset sales	(120)	2
Net (gain) loss on mark-to-market derivative contracts (K)	(3)	3
Other, net	—	—

	$(100)	$39

In the 2017 first quarter, Net gain from asset sales included a $120 gain related to the sale of Yadkin (see Note C).

O. Subsequent Events – Management evaluated all activity of Alcoa and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm*

To the Shareholders and Board of Directors of Alcoa Corporation:

We have reviewed the accompanying consolidated balance sheet of Alcoa Corporation and its subsidiaries (Alcoa Corporation) as of March 31, 2017, and the related statements of consolidated operations, consolidated comprehensive income (loss), changes in consolidated equity, and consolidated cash flows for each of the three-month periods ended March 31, 2017 and 2016. These consolidated interim financial statements are the responsibility of Alcoa Corporation’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2016, and the related statements of consolidated operations, consolidated comprehensive (loss) income, changes in consolidated equity, and consolidated cash flows for the year then ended (not presented herein), and in our report dated March 15, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2016, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania

May 10, 2017

*	This report should not be considered a “report” within the meanings of Sections 7 and 11 of the Securities Act of 1933, and the independent registered public accounting firm’s liability under Section 11 does not extend to it.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per-share amounts, average realized prices, and average cost amounts; bauxite production and shipments in millions of dry metric tons (mdmt); alumina and aluminum production and shipments in thousands of metric tons [kmt])

References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “ParentCo” refer to Alcoa Inc., a Pennsylvania corporation, and its consolidated subsidiaries (through October 31, 2016, at which time was renamed Arconic Inc. (Arconic)).

Separation Transaction

On November 1, 2016 (the “Separation Date”), Alcoa Corporation separated from ParentCo into a standalone, publicly-traded company, effective at 12:01 a.m. Eastern Standard Time, (the “Separation Transaction”). Alcoa Corporation is comprised of the bauxite mining, alumina refining, aluminum smelting and casting, and energy operations of ParentCo’s former Alumina and Primary Metals segments, as well as the Warrick, Indiana rolling operations and the 25.1% equity interest in the rolling mill at the joint venture in Saudi Arabia, both of which were part of ParentCo’s Global Rolled Products segment. ParentCo, later changed its name to Arconic, continues to own the operations within its Global Rolled Products (except for the aforementioned rolling operations that are owned by Alcoa Corporation), Engineered Products and Solutions, and Transportation and Construction Solutions segments.

To effect the Separation Transaction, ParentCo undertook a series of transactions to separate the net assets and certain legal entities of ParentCo, resulting in a cash payment of $1,072 to ParentCo by Alcoa Corporation (an additional $238 was paid to Arconic by Alcoa Corporation in the first quarter of 2017 – see Financing Activities in Liquidity and Capital Resources below) with the net proceeds of a previous debt offering. In conjunction with the Separation Transaction, 146,159,428 shares of Alcoa Corporation common stock were distributed to ParentCo shareholders. Additionally, Arconic retained 36,311,767 shares of Alcoa Corporation common stock representing its 19.9% retained interest (Arconic sold 23,353,000 of these shares on February 14, 2017 and the remaining 12,958,767 shares on May 4, 2017). “Regular-way” trading of Alcoa Corporation’s common stock began with the opening of the New York Stock Exchange on November 1, 2016 under the ticker symbol “AA.” Alcoa Corporation’s common stock has a par value of $0.01 per share.

In connection with the Separation Transaction, as of October 31, 2016, Alcoa Corporation entered into certain agreements with Arconic to implement the legal and structural separation between the two companies, govern the relationship between Alcoa Corporation and Arconic after the completion of the Separation Transaction, and allocate between Alcoa Corporation and Arconic various assets, liabilities and obligations, including, among other things, employee benefits, environmental liabilities, intellectual property, and tax-related assets and liabilities. These agreements included a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement, Transition Services Agreement, certain Patent, Know-How, Trade Secret License and Trademark License Agreements, and Stockholder and Registration Rights Agreement.

ParentCo incurred costs to evaluate, plan, and execute the Separation Transaction, and Alcoa Corporation was allocated a pro rata portion of those costs based on segment revenue (see Cost Allocations below). ParentCo recognized $152 from January 2016 through October 2016 and $24 in 2015 for costs related to the Separation Transaction, of which $68 and $12, respectively, was allocated to Alcoa Corporation. Accordingly, in the first quarter of 2016, an allocation of $9 was included in Selling, general administrative, and other expenses on Alcoa Corporation’s Statement of Consolidated Operations.

Basis of Presentation

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

In the 2016 first quarter, the earnings per share included on Alcoa Corporation’s Statement of Consolidated Operations was calculated based on the 182,471,195 shares of Alcoa Corporation common stock distributed on the Separation Date in conjunction with the completion of the Separation Transaction and is considered pro forma in nature. Prior to November 1, 2016, Alcoa Corporation did not have any issued and outstanding common stock.

Cost Allocations

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

In preparing the Consolidated Financial Statements for the year ended December 31, 2016, management discovered that the amount for Cost of goods sold previously reported for the three months ended March 31, 2016 included an immaterial error due to an under-allocation of LIFO (last-in, first-out) expense of $7. The amount for Cost of goods sold in Alcoa Corporation’s Statement of Consolidated Operations and the table below for the three months ended March 31, 2016 was revised to correct this immaterial error.

All external debt not directly attributable to Alcoa Corporation was excluded from Alcoa Corporation’s Consolidated Balance Sheet. Financing costs related to these debt obligations were allocated to Alcoa Corporation based on the ratio of capital invested in Alcoa Corporation to the total capital invested by ParentCo in both Alcoa Corporation and Arconic, and were included in Alcoa Corporation’s Statement of Consolidated Operations within Interest expense.

The following table reflects the allocations described above:

First quarter ended March 31,	2016
Cost of goods sold(1)	$13
Selling, general administrative, and other expenses(2)	31
Research and development expenses	2
Provision for depreciation, depletion, and amortization	5
Restructuring and other charges(3)	1
Interest expense	59
Other income, net	7

(1)	Allocation principally relates to expenses for ParentCo’s retained pension and other postretirement benefits associated with closed and sold operations.
(2)	Allocation includes costs incurred by ParentCo associated with the Separation Transaction (see above).
(3)	Allocation primarily relates to layoff programs for ParentCo corporate employees.

Management believes the assumptions regarding the allocation of ParentCo’s general corporate expenses and financing costs were reasonable.

Nevertheless, the Consolidated Financial Statements of Alcoa Corporation may not include all of the actual expenses that would have been incurred and may not reflect Alcoa Corporation’s consolidated results of operations, financial position, and cash flows had it been a standalone company during the periods prior to the Separation Date. Actual costs that would have been incurred if Alcoa Corporation had been a standalone company would depend on multiple factors, including organizational structure, capital structure, and strategic decisions made in various areas, including information technology and infrastructure. Transactions between Alcoa Corporation and ParentCo, including sales to Arconic, were included as related party transactions in Alcoa Corporation’s Consolidated Financial Statements and are considered to be effectively settled for cash at the time the transaction was recorded. The total net effect of the settlement of these transactions is reflected in Alcoa Corporation’s Statement of Consolidated Cash Flows as a financing activity and in the Alcoa Corporation’s Consolidated Balance Sheet as Parent Company net investment.

Results of Operations

Selected Financial Data:

	First quarter ended March 31,
	2017	2016
Sales	$2,655	$2,129
Net income (loss) attributable to Alcoa Corporation	225	(210)
Diluted earnings per share attributable to Alcoa Corporation common shareholders	1.21	(1.15)

Shipments of alumina (kmt)	2,255	2,168
Shipments of aluminum products (kmt)	801	764

Alcoa Corporation’s average realized price per metric ton of primary aluminum	$2,080	$1,815

Net income attributable to Alcoa Corporation was $225 in the 2017 first quarter compared with Net loss attributable to Alcoa Corporation of $210 in the 2016 first quarter. The improvement in results of $435 was principally related to a higher average realized price for each of alumina and primary aluminum, a gain on the sale of hydroelectric operations, lower restructuring-related charges, and the absence of allocated interest expense and costs related to the Separation Transaction. These positive impacts were somewhat offset by a higher income tax provision and higher net income attributable to a noncontrolling interest partner in certain of Alcoa Corporation’s operations.

Sales improved $526, or 25%, in the 2017 first quarter compared to the same period in 2016. The increase was largely attributable to a higher average realized price for each of alumina and primary aluminum and higher volume for bauxite, alumina, and aluminum.

Cost of goods sold (COGS) as a percentage of Sales was 76.9% in the 2017 first quarter compared with 87.6% in the 2016 first quarter. The percentage was positively impacted by a higher average realized price for each of alumina and primary aluminum.

Selling, general administrative, and other expenses (SG&A) decreased $13 in the 2017 first quarter compared to the corresponding period in 2016. The decline was principally due to the absence of costs ($9) related to the Separation Transaction (see above). SG&A as a percentage of Sales decreased from 4.0% in the 2016 first quarter to 2.7% in the 2017 first quarter.

Restructuring and other charges in the 2017 first quarter were $10, which were comprised of the following components: $13 for additional contract costs related to the curtailed Wenatchee (Washington) smelter; $2 for miscellaneous items; and a reversal of $5 associated with a layoff reserves related to prior periods.

Restructuring and other charges in the 2016 first quarter were $84, which were comprised of the following components: $78 for additional net costs related to decisions made in late 2015 to permanently close and demolish the Warrick (Indiana) smelter and to curtail the Wenatchee smelter and Point Comfort (Texas) refinery (see below); $8 for layoff costs related to cost reduction initiatives, including the separation of approximately 30 employees in the Aluminum segment; $1 related to the allocation of Corporate restructuring to Alcoa Corporation (see Cost Allocations in Separation Transaction above); and a reversal of $3 associated with a number of layoff reserves related to prior periods.

In the first quarter of 2016, the additional net costs related to the closure and curtailment actions included accelerated depreciation of $70 related to the Warrick smelter as it continued to operate through March 2016; a reversal of $19 associated with severance costs initially recorded in late 2015; and $27 in other exit costs. Additionally in the first quarter of 2016, remaining inventories, mostly operating supplies and raw materials, were written down to their net realizable value, resulting in a charge of $3, which was recorded in COGS. The other exit costs of $27 represent $20 for contract terminations and $7 in asset retirement obligations for the rehabilitation of a related coal mine in the United States.

Alcoa Corporation does not include Restructuring and other charges in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

	First quarter ended March 31,
	2017	2016
Bauxite	$—	$1
Alumina	—	4
Aluminum	9	78

Segment total	9	83
Corporate	1	1

Total restructuring and other charges	$10	$84

As of March 31, 2017, approximately 70 of the 75 employees associated with 2016 restructuring programs and approximately 3,200 of the 3,300 (previously 3,400) employees associated with 2015 restructuring programs were separated. The total number of employees associated with 2015 restructuring programs was updated to reflect employees, who were initially identified for separation, accepting other positions within Alcoa and natural attrition. The remaining separations for 2016 and 2015 restructuring programs are expected to be completed by mid-2017.

In the 2017 first quarter, cash payments of $1 and $8 were made against layoff reserves related to 2016 and 2015 restructuring programs, respectively.

Interest expense declined $38, or 59%, in the 2017 first quarter compared to the corresponding period in 2016. The decrease was due to the absence of an allocation ($59) to Alcoa Corporation of ParentCo’s interest expense as a result of the Separation Transaction (see above), somewhat offset by interest expense ($21) associated with $1,250 of debt issued by Alcoa Corporation in September 2016.

Other income, net was $100 in the 2017 first quarter compared with Other expenses, net of $39 in the 2016 first quarter. The change of $139 was largely attributable to a gain ($120) on the sale of the Yadkin Hydroelectric Project (see Aluminum in Segment Information below) and a smaller equity loss related to Alcoa’s share of the aluminum complex joint venture in Saudi Arabia ($17).

The effective tax rate for the first quarter of 2017 and 2016 was 26.3% (provision on income) and 9.1% (provision on a loss), respectively.

Alcoa Corporation’s estimated annual effective tax rate for 2017 was 32.9% as of March 31, 2017. This rate differs from the U.S. federal statutory rate of 35% primarily due to foreign income taxed in lower rate jurisdictions, partially offset by domestic losses not tax benefitted. The domestic losses are net of the gain on the sale of Yadkin (see Aluminum in Segment Information below). For the 2017 first quarter, the Provision for income taxes was composed of three components as follows: (i) the application of the estimated annual effective tax rate for 2017 of 32.9% to pretax income of $418, (ii) a net discrete income tax benefit of $2 for a number of small items, and (iii) a favorable impact of $26 related to the interim period treatment of operational losses in certain jurisdictions for which no tax benefit was recognized (expected to reverse by the end of 2017).

The rate for the 2016 first quarter differs from the U.S. federal statutory rate of 35% primarily due to U.S. losses and tax credits with no tax benefit realizable by Alcoa Corporation and a $5 discrete income tax charge for valuation allowances of certain deferred tax assets in Australia, somewhat offset by foreign income taxed in lower rate jurisdictions.

Net income attributable to noncontrolling interest was $83 in the 2017 first quarter compared with Net loss attributable to noncontrolling interest of $5 in the 2016 first quarter. These amounts are entirely related to Alumina Limited of Australia’s (Alumina Limited) 40% ownership interest in a number of affiliated operating entities, which own, or have an interest in, or operate the bauxite mines and alumina refineries within Alcoa Corporation’s Bauxite and Alumina segments (except for the Poços de Caldas mine and refinery and a portion of the São Luís refinery, all in Brazil) and the Portland smelter (Aluminum segment) in Australia. These individual entities comprise an unincorporated global joint venture between Alcoa Corporation and Alumina Limited known as Alcoa World Alumina and Chemicals (AWAC). Alcoa Corporation owns 60% of these individual entities, which are consolidated by the Company for financial reporting purposes and include Alcoa of Australia Limited, Alcoa World Alumina LLC, and Alcoa World Alumina Brasil Ltda. Alumina Limited’s 40% interest in the earnings of such entities is reflected as Noncontrolling interest on Alcoa Corporation’s Statement of Consolidated Operations. These combined entities generated net income in the 2017 first quarter and a net loss in the 2016 first quarter.

The change in AWAC’s results was mainly driven by an improvement in operating results, mostly due to a higher average realized alumina price (see Alumina in Segment Information below).

Alcoa Corporation has purchased electricity in the spot market for one of its smelters since the Company’s contract with a local energy provider expired in October 2016, as a new energy contract was not able to be negotiated. In order to manage the Company’s exposure against the variable energy rates that occur in the spot market, Alcoa Corporation had previously entered into a financial contract with a counterparty to effectively convert the Company’s variable power price to a fixed power price. At the beginning of 2017, Alcoa Corporation held a favorable position in the financial contract, which was scheduled to early terminate in August 2017, as a result of a decision made by management in August 2016.

In January 2017, Alcoa Corporation began the process of restarting capacity at this smelter, which was halted due to an unexpected power outage that occurred in December 2016. As a result, Alcoa Corporation and the same counterparty to the existing financial contract entered into a new financial contract to effectively convert the Company’s variable power price to a fixed power price from August 2017 through July 2021. Additionally, the effective termination of the existing financial contract was moved up to July 31, 2017. In order to obtain the most favorable terms under the new financial contract that could be negotiated, Alcoa Corporation conceded a portion of the existing financial contract that was favorable to the Company for the April through July 2017 period.

As a result of this concession, Alcoa Corporation sought an additional financial contract to cover the exposure to variable power rates for the April through July 2017 period. In March 2017, Alcoa Corporation secured such a contract with a different counterparty; however, the price of power in the spot market rose significantly between January and March 2017. Consequently, the fixed power price secured by this additional financial contract is significantly higher than the fixed power price previously secured by the existing financial contract described above. Accordingly, in the April through July 2017 period, Alcoa Corporation expects to realize approximately $30 (pretax) in higher energy costs and/or mark-to-market losses related to the financial contracts.

Segment Information

Effective in the first quarter of 2017, management elected to change the profit and loss measure of Alcoa Corporation’s reportable segments from After-tax operating income (ATOI) to Adjusted EBITDA (Earnings before interest, taxes, depreciation, and amortization) for internal reporting and performance measurement purposes. This change was made to enhance the transparency and visibility of the underlying operating performance of each segment. Alcoa Corporation calculates Adjusted EBITDA as Total sales (third-party and intersegment) minus the following items: Cost of goods sold; Selling, general administrative, and other expenses; and Research and development expenses. Previously, Alcoa Corporation calculated ATOI as Adjusted EBITDA minus (plus) the following items: Provision for depreciation, depletion, and amortization; Equity loss (income); Loss (gain) on certain asset sales; and Income taxes. Alcoa Corporation’s Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Also effective in the first quarter of 2017, management initiated a realignment of the Company’s internal business and organizational structure. This realignment consisted of combining Alcoa Corporation’s aluminum smelting, casting, and rolling businesses, along with the majority of the energy business, into a new Aluminum business unit, as well as moving the financial results of previously closed operations, such as the Warrick smelter and Suriname refinery, into Corporate. The realignment was executed to align strategic, operational, and commercial activities, as well as to take advantage of synergies and reduce costs. The new Aluminum business unit is managed as a single operating segment. Prior to this change, each of these businesses were managed as individual operating segments and comprised the Aluminum, Cast Products, Energy, and Rolled Products segments. The existing Bauxite and Alumina segments and the new Aluminum segment represent Alcoa Corporation’s operating and reportable segments. The chief operating decision maker function regularly reviews the financial information, including Sales and Adjusted EBITDA, of these three operating segments to assess performance and allocate resources.

Segment information for all prior periods presented was revised to reflect the new segment structure, as well as the new measure of profit and loss.

Bauxite

	First quarter ended March 31,
	2017	2016
Production* (mdmt)	11.1	11.3
Third-party shipments (mdmt)	1.4	1.2
Alcoa Corporation’s average cost per dry metric ton of bauxite**	$16	$13
Third-party sales	$70	$44
Intersegment sales	219	175

Total sales	$289	$219

Adjusted EBITDA	$110	$77

*	The production amounts do not include additional bauxite that Alcoa Corporation is entitled to receive (i.e. an amount in excess of its equity ownership interest) from certain other partners at the mine in Guinea.
**	Includes all production-related costs, including conversion costs, such as labor, materials, and utilities; depreciation, depletion, and amortization; and plant administrative expenses.

Bauxite production decreased 2% in the 2017 first quarter compared with the corresponding period in 2016. The decline was mainly caused by lower production at the Trombetas (Brazil) mine due to a 20-day work stoppage in January caused by periods of heavy rain that resulted in unsafe working conditions, mostly offset by higher production at the Juruti (Brazil) mine from a planned increase in production.

Third-party sales for the Bauxite segment improved 59% in the 2017 first quarter compared to the same period in 2016. The increase was largely attributable to higher volume as this segment continues to expand its third-party bauxite portfolio.

Intersegment sales increased 25% in the 2017 first quarter compared with the corresponding period in 2016 mostly due to a higher average realized price.

Adjusted EBITDA for this segment rose $33 in the 2017 first quarter compared to the same period in 2016. The improvement was principally driven by both of the previously mentioned higher average realized price for intersegment sales and higher third-party volume.

In the 2017 second quarter (comparison with the 2016 second quarter), higher costs for energy (fuel oil) and an increase in maintenance expense for planned overhauls in Western Australia are expected.

Alumina

	First quarter ended March 31,
	2017	2016
Production (kmt)	3,211	3,330
Third-party shipments (kmt)	2,255	2,168
Alcoa Corporation’s average realized price per metric ton of alumina	$325	$229
Alcoa Corporation’s average cost per metric ton of alumina*	$243	$227
Third-party sales	$734	$496
Intersegment sales	361	292

Total sales	$1,095	$788

Adjusted EBITDA	$297	$15

*	Includes all production-related costs, including raw materials consumed; conversion costs, such as labor, materials, and utilities; depreciation and amortization; and plant administrative expenses.

At March 31, 2017, Alcoa Corporation had 2,305 kmt of idle capacity on a base capacity of 15,064 kmt. Both idle capacity and base capacity were unchanged compared to December 31, 2016.

Alumina production decreased 4% in the 2017 first quarter compared with the corresponding period in 2016, largely attributable to the absence of production from the remaining operating capacity (see below) at the Point Comfort (Texas) refinery (2,305 kmt-per-year), which was fully curtailed by the end of June 2016. At the beginning of the 2016 first quarter, the curtailed capacity of this refinery was 670 kmt and increased to 1,848 kmt by the end of the same period.

Third-party sales for the Alumina segment improved 48% in the 2017 first quarter compared to the same period in 2016. The increase was mostly related to a 42% increase in average realized price, which was principally driven by a 65% higher average alumina index price (86% of smelter-grade third-party shipments were based on the alumina index price in both the first quarter of 2017 and 2016).

Intersegment sales increased 24% in the 2017 first quarter compared with the corresponding period in 2016 due to a higher average realized price, somewhat offset by lower demand from the Aluminum segment.

Adjusted EBITDA for this segment rose $282 in the 2017 first quarter compared to the same period in 2016. The improvement was principally related to the previously mentioned higher average realized price, somewhat offset by a higher cost for bauxite and net unfavorable foreign currency movements due to a weaker U.S. dollar, especially against the Australian dollar and Brazilian real.

In the 2017 second quarter (comparison with the 2016 second quarter), higher costs for both bauxite and caustic and an increase in maintenance expense for planned outages in Western Australia are expected.

Aluminum

	First quarter ended March 31,
	2017	2016
Primary aluminum production (kmt)	559	600
Third-party aluminum shipments (kmt)	801	764
Alcoa Corporation’s average realized price per metric ton of primary aluminum*	$2,080	$1,815
Alcoa Corporation’s average cost per metric ton of primary aluminum**	$1,901	$1,753
Third-party sales	$1,806	$1,552
Intersegment sales	4	34

Total sales	$1,810	$1,586

Adjusted EBITDA	$206	$165

*	Average realized price per metric ton of primary aluminum includes three elements: a) the underlying base metal component, based on quoted prices from the LME; b) the regional premium, which represents the incremental price over the base LME component that is associated with the physical delivery of metal to a particular region (e.g., the Midwest premium for metal sold in the United States); and c) the product premium, which represents the incremental price for receiving physical metal in a particular shape (e.g., billet, slab, rod, etc.) or alloy.
**	Includes all production-related costs, including raw materials consumed; conversion costs, such as labor, materials, and utilities; depreciation and amortization; and plant administrative expenses.

At March 31, 2017, Alcoa Corporation had 778 kmt of idle capacity on a base capacity of 3,133 kmt. Both idle capacity and base capacity were unchanged compared to December 31, 2016.

Primary aluminum production decreased 7% in the 2017 first quarter compared with the corresponding period in 2016. The decline was principally the result of lower production at the Portland (Australia) smelter due to an unexpected power outage that occurred in December 2016 as a result of a fault in the Victorian transmission network. This event resulted in management halting production of one of the potlines, which is currently in the process of being restarted.

Third-party sales for the Primary Metals segment improved 16% in the 2017 first quarter compared to the same period in 2016. The increase was mainly attributable to a 15% rise in average realized price of primary aluminum and overall higher aluminum volume.

The change in average realized price of primary aluminum was largely driven by a 19% higher average LME price (on 15-day lag). The overall higher aluminum volume was primarily due to a tolling arrangement with Arconic (began on November 1, 2016) related to this segment’s rolling operations, partially offset by lower demand for primary aluminum from Arconic.

Intersegment sales declined 88% in the 2017 first quarter compared with the corresponding period in 2016 due to the absence of energy sales to the Warrick smelter (included in Corporate-see above), which was permanently closed at the end of March 2016.

Adjusted EBITDA for this segment rose $41 in the 2017 first quarter compared to the same period in 2016. The improvement was mostly related to the previously mentioned higher realized price of primary aluminum and net productivity improvements, partially offset by higher costs for alumina and energy and lower sales of energy in Brazil.

In the 2017 second quarter (comparison with the 2016 second quarter), higher costs for alumina (global) and energy (mostly in Spain) are expected. Conversely, net productivity improvements are anticipated.

Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net Income (Loss) Attributable to Alcoa Corporation

	First quarter ended March 31,
	2017	2016
Total segment Adjusted EBITDA	$613	$257
Unallocated amounts:
Impact of LIFO	(14)	18
Metal price lag(1)	6	2
Corporate expense(2)	(33)	(36)
Provision for depreciation, depletion, and amortization	(179)	(177)
Restructuring and other charges	(10)	(84)
Interest expense	(26)	(64)
Other income (expenses), net	100	(39)
Other(3)	(39)	(74)

Consolidated income (loss) before income taxes	418	(197)
Provision for income taxes	(110)	(18)
Net (income) loss attributable to noncontrolling interest	(83)	5

Consolidated net income (loss) attributable to Alcoa Corporation	$225	$(210)

(1)	Metal price lag describes the timing difference created when the average price of metal sold differs from the average cost of the metal when purchased by Alcoa Corporation’s rolled aluminum operations. In general, when the price of metal increases, metal price lag is favorable, and when the price of metal decreases, metal price lag is unfavorable.
(2)	Corporate expense is primarily composed of general administrative and other expenses of operating the corporate headquarters and other global administrative facilities.
(3)	Other includes, among other items, the Adjusted EBITDA of previously closed operations as applicable, pension and other postretirement benefit expenses associated with closed and sold operations, and intersegment profit elimination.

The changes in the Impact of LIFO, Metal price lag, Corporate expense, and Other reconciling items (see Results of Operations above for significant changes in the remaining reconciling items) for the 2017 first quarter compared with the corresponding period in 2016 consisted of:

•	a change in the Impact of LIFO, mostly due to an increase in the price of alumina at March 31, 2017 indexed to December 31, 2016 compared to a decrease in the price of alumina at March 31, 2016 indexed to December 31, 2015;

•	a change in Metal price lag, the result of a higher increase in the price of aluminum at March 31, 2017 indexed to December 31, 2016 compared to the price of aluminum at March 31, 2016 indexed to December 31, 2015 (the increase in the price of aluminum in both periods was mostly driven by higher base metal prices (LME));

•	a decline in Corporate expense, largely attributable to the absence of expenses related to the Separation Transaction ($9); and

•	a change in Other, principally the result of the permanent closure of the Warrick smelter.

Environmental Matters

See the Environmental Matters section of Note M to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Cash From Operations

Cash provided from operations was $74 in the 2017 three-month period compared with cash used for operations of $359 in the same period of 2016. The improvement in cash from operations of $433 was mostly due to higher operating results (net income (loss) plus net add-back for noncash transactions in earnings) and a positive change associated with working capital of $107.

Financing Activities

Cash used for financing activities was $260 in the 2017 three-month period, an increase of $507 compared with cash provided from financing activities of $247 in the corresponding period of 2016.

The use of cash in the 2017 three-month period was principally driven by a cash payment of $238 (see Investing Activities below) to Arconic, representing the net proceeds from the sale of the Yadkin Hydroelectric Project (see Aluminum in Segment Information above) in accordance with the Separation and Distribution Agreement, and $33 in net cash paid to Alumina Limited (see Noncontrolling interest in Results of Operations above). These items were slightly offset by $18 in cash received from employee exercises of 0.7 million stock options at a weighted average exercise price of $24.40 per share.

In the 2016 three-month period, the source of cash was primarily the result of $302 in net transfers from Parent Company, slightly offset by $50 in cash paid to Alumina Limited (see Noncontrolling interest in Results of Operations above).

Alcoa Corporation’s cost of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short- and long-term debt ratings assigned to Alcoa Corporation’s debt by the major credit rating agencies.

On April 24, 2017, Fitch Ratings (Fitch) assigned a BB+ rating for Alcoa Corporation’s long-term debt. Additionally, Fitch assigned the current outlook as stable.

Investing Activities

Cash provided from investing activities was $131 in the 2017 three-month period compared with cash used for investing activities of $103 in the 2016 three-month period, resulting in an increase in cash provided of $234.

In the 2017 three-month period, the source of cash was largely attributable to $238 in net proceeds received (see Financing Activities above) from the sale of the Yadkin Hydroelectric Project (see Aluminum in Segment Information above), somewhat offset by $71 in capital expenditures and a $25 equity contribution related to the aluminum complex joint venture in Saudi Arabia.

The use of cash in the 2016 three-month period was mainly due to $86 in capital expenditures and a $13 payment as a result of a post-closing adjustment associated with the December 2014 divestiture of an ownership stake in a smelter in the United States.

Recently Adopted and Recently Issued Accounting Guidance

See Note B to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Forward-Looking Statements

This report contains statements that relate to future events and expectations and, as such, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements by Alcoa Corporation that reflect expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, forecasts concerning global demand growth for bauxite, alumina, and aluminum, and supply/demand balances; statements, projections or forecasts of future financial results or operating performance; and statements about strategies, outlook, business and financial prospects. These statements reflect beliefs and assumptions that are based on Alcoa Corporation’s perception of historical trends, current conditions and expected future developments, as well as other factors that management believes are appropriate in the circumstances. Forward-looking statements are subject to known and unknown risks, uncertainties, and changes in circumstances that are difficult to predict and are not guarantees of future performance. Although Alcoa Corporation believes that the expectations reflected in any forward-looking statements are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, but are not limited to: (a) material adverse changes in aluminum industry conditions, including global supply and demand conditions and fluctuations in London Metal Exchange-based prices and premiums, as applicable, for primary aluminum, alumina, and other products, and fluctuations in indexed-based and spot prices for alumina; (b) deterioration in global economic and financial market conditions generally; (c) unfavorable changes in the markets served by Alcoa Corporation; (d) the impact of changes in foreign currency exchange rates on costs and results; (e) increases in energy costs; (f) changes in discount rates or investment returns on pension assets; (g) the inability to achieve the level of revenue growth, cash generation, cost savings, improvement in profitability and margins, fiscal discipline, or strengthening of competitiveness and operations anticipated from restructuring programs and productivity improvement, cash sustainability, technology advancements, and other initiatives; (h) the inability to realize expected benefits, in each case as planned and by targeted completion dates, from acquisitions, divestitures, facility closures, curtailments, restarts or expansions, or joint ventures; (i) political, economic, and regulatory risks in the countries in which Alcoa Corporation operates or sells products; (j) the outcome of contingencies, including legal proceedings, government or regulatory investigations, and environmental remediation; (k) the impact of cyberattacks and potential information technology or data security breaches; and (l) the other risk factors described in Alcoa Corporation’s Form 10-K for the year ended December 31, 2016, including under Part I, Item 1A thereof, and in other reports filed by Alcoa Corporation with the United States Securities and Exchange Commission, including in the following sections of this report: the Derivatives section of Note K and Note M to the Consolidated Financial Statements; and the discussion included above under Segment Information. Alcoa Corporation disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise, except as required by applicable law. Market projections are subject to the risks discussed above and other risks in the market.

Dissemination of Company Information

Alcoa Corporation intends to make future announcements regarding company developments and financial performance through its website at www.alcoa.com.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

See the Derivatives section of Note K to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the first quarter of 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The following represent developments on matters previously reported in Alcoa Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016. Please reference said Form 10-K for a full description of each of the matters presented below.

Environmental Matters

As previously reported, in October 2006, in Barnett, et al. v. Alcoa and Alcoa Fuels, Inc., Warrick Circuit Court, County of Warrick, Indiana (87-C01-0601-PL-499), forty-one plaintiffs sued ParentCo and one of its subsidiaries, asserting claims of harm from alleged exposure to waste that had been disposed in designated pits at the Squaw Creek Mine in the 1970s. In October 2008, the Warrick Circuit Court dismissed plaintiffs’ claims related to occupational exposure. Remaining in this matter were plaintiff’s personal injury claims based on “recreational” or non-occupational exposure. A non-prosecution hearing for this matter was set for March 23, 2017. Prior to this date, the parties filed a joint motion to dismiss these remaining claims. On April 3, 2017, the Warrick Circuit Court formally dismissed the case. This matter is now closed.

Other Matters

St. Croix Proceedings

Glencore Contractual Indemnity Claim. As previously reported, remaining in this case were Glencore’s claims for costs and fees it incurred related to the previously described Superfund action. On March 7, 2017, Alcoa Corporation and Glencore agreed in principle to settle these claims and, on March 17, 2017, requested and were granted an adjournment of the court’s scheduled March 21, 2017 conference. On April 5, 2017, Alcoa and Glencore entered into a settlement agreement to resolve these remaining claims. Accordingly, on April 24, 2017, the court dismissed the case at the request of the parties. The amount of the proposed settlement was not material. This matter is now closed.

Item 4. Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Securities and Exchange Commission Regulation S-K (17 CFR 229.104) is included in Exhibit 95 of this report, which is incorporated herein by reference.

Item 6. Exhibits.

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.	Mine Safety Disclosure

99.	Grantor Trust Agreement by and between Alcoa Corporation and Wells Fargo Bank, National Association, effective November 1, 2016

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alcoa Corporation

May 10, 2017	By /s/ WILLIAM F. OPLINGER
Date	William F. Oplinger
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

May 10, 2017	By /s/ MOLLY S. BEERMAN
Date	Molly S. Beerman
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.	Mine Safety Disclosure

99.	Grantor Trust Agreement by and between Alcoa Corporation and Wells Fargo Bank, National Association, effective November 1, 2016

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document