Form 10-Q
period 2017-06-30
Alcoa Corp
filed 2017-08-03
CIK 1675149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

As of July 28, 2017, 184,339,532 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Alcoa Corporation and subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	Second quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Sales to unrelated parties	$2,650	$2,061	$5,112	$3,953
Sales to related parties (A)	209	262	402	499

Total sales (E)	2,859	2,323	5,514	4,452
Cost of goods sold (exclusive of expenses below)	2,309	1,941	4,352	3,807
Selling, general administrative, and other expenses (A)	72	90	144	175
Research and development expenses	8	7	15	18
Provision for depreciation, depletion, and amortization	190	178	369	355
Restructuring and other charges (D)	12	8	22	92
Interest expense	25	66	51	130
Other expenses (income), net (N)	6	(23)	(94)	16

Total costs and expenses	2,622	2,267	4,859	4,593
Income (loss) before income taxes	237	56	655	(141)
Provision for income taxes (L)	99	68	209	86

Net income (loss)	138	(12)	446	(227)
Less: Net income attributable to noncontrolling interest	63	43	146	38

NET INCOME (LOSS) ATTRIBUTABLE TO ALCOA CORPORATION	$75	$(55)	$300	$(265)

EARNINGS PER SHARE ATTRIBUTABLE TO ALCOA CORPORATION COMMON SHAREHOLDERS (F):
Basic	$0.41	$(0.29)	$1.63	$(1.45)

Diluted	$0.40	$(0.29)	$1.61	$(1.45)

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and subsidiaries

Statement of Consolidated Comprehensive Income (Loss) (unaudited)

(in millions)

	Alcoa Corporation		Noncontrolling interest		Total
	Second quarter ended June 30,		Second quarter ended June 30,		Second quarter ended June 30,
	2017	2016	2017	2016	2017	2016
Net income (loss)	$75	$(55)	$63	$43	$138	$(12)
Other comprehensive (loss) income, net of tax (G):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	102	9	20	2	122	11
Foreign currency translation adjustments	(99)	166	(37)	32	(136)	198
Net change in unrecognized gains/losses on cash flow hedges	(6)	(174)	(21)	16	(27)	(158)

Total Other comprehensive (loss) income, net of tax	(3)	1	(38)	50	(41)	51

Comprehensive income (loss)	$72	$(54)	$25	$93	$97	$39

	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016	2017	2016
Net income (loss)	$300	$(265)	$146	$38	$446	$(227)
Other comprehensive (loss) income, net of tax (G):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	146	(1)	19	3	165	2
Foreign currency translation adjustments	140	414	77	139	217	553
Net change in unrecognized gains/losses on cash flow hedges	(314)	(269)	62	14	(252)	(255)

Total Other comprehensive (loss) income, net of tax	(28)	144	158	156	130	300

Comprehensive income (loss)	$272	$(121)	$304	$194	$576	$73

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents (K)	$954	$853
Receivables from customers	789	668
Other receivables	206	166
Inventories (I)	1,287	1,160
Prepaid expenses and other current assets	347	334

Total current assets	3,583	3,181

Properties, plants, and equipment	22,971	22,550
Less: accumulated depreciation, depletion, and amortization	13,734	13,225

Properties, plants, and equipment, net	9,237	9,325

Investments (H & M)	1,378	1,358
Deferred income taxes	784	741
Fair value of derivative contracts (K)	259	468
Other noncurrent assets	1,688	1,668

Total assets	$16,929	$16,741

LIABILITIES
Current liabilities:
Accounts payable, trade	$1,508	$1,455
Accrued compensation and retirement costs	445	456
Taxes, including income taxes	144	147
Other current liabilities (C)	492	742
Long-term debt due within one year (K)	19	21

Total current liabilities	2,608	2,821

Long-term debt, less amount due within one year (K)	1,418	1,424
Accrued pension benefits	1,748	1,851
Accrued other postretirement benefits	1,094	1,166
Asset retirement obligations	632	604
Environmental remediation (M)	266	264
Noncurrent income taxes	348	310
Other noncurrent liabilities and deferred credits	616	604

Total liabilities	8,730	9,044

CONTINGENCIES AND COMMITMENTS (M)
EQUITY
Alcoa Corporation shareholders’ equity:
Common stock	2	2
Additional capital	9,559	9,531
Retained earnings (deficit)	196	(104)
Accumulated other comprehensive loss (G)	(3,803)	(3,775)

Total Alcoa Corporation shareholders’ equity	5,954	5,654

Noncontrolling interest	2,245	2,043

Total equity	8,199	7,697

Total liabilities and equity	$16,929	$16,741

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Six months ended June 30,
	2017	2016
CASH FROM OPERATIONS
Net income (loss)	$446	$(227)
Adjustments to reconcile net income (loss) to cash from operations:
Depreciation, depletion, and amortization	369	355
Deferred income taxes	50	(28)
Equity income, net of dividends	14	20
Restructuring and other charges (D)	22	92
Net gain from investing activities – asset sales (C & N)	(116)	(32)
Net periodic pension benefit cost (J)	55	23
Stock-based compensation	14	18
Other	(3)	15
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) in receivables	(75)	(24)
(Increase) Decrease in inventories	(86)	42
Decrease (Increase) in prepaid expenses and other current assets	52	(11)
Increase (Decrease) in accounts payable, trade	19	(133)
(Decrease) in accrued expenses	(238)	(214)
(Decrease) in taxes, including income taxes	(44)	(125)
Pension contributions	(47)	(33)
(Increase) in noncurrent assets	(46)	(179)
(Decrease) in noncurrent liabilities	(1)	—

CASH PROVIDED FROM (USED FOR) OPERATIONS	385	(441)

FINANCING ACTIVITIES
Net transfers from Parent Company (A)	—	335
Cash paid to Arconic related to separation (A & C)	(247)	—
Net change in short-term borrowings (original maturities of three months or less)	3	(1)
Additions to debt (original maturities greater than three months)	3	—
Payments on debt (original maturities greater than three months)	(10)	(10)
Proceeds from the exercise of employee stock options	18	—
Contributions from noncontrolling interest	56	—
Distributions to noncontrolling interest	(155)	(84)
Other	(6)	—

CASH (USED FOR) PROVIDED FROM FINANCING ACTIVITIES	(338)	240

INVESTING ACTIVITIES
Capital expenditures	(159)	(172)
Proceeds from the sale of assets and businesses (C)	243	(13)
Additions to investments (M)	(36)	(3)
Sales of investments	—	146
Net change in restricted cash	(4)	(1)

CASH PROVIDED FROM (USED FOR) INVESTING ACTIVITIES	44	(43)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	10	19

Net change in cash and cash equivalents	101	(225)
Cash and cash equivalents at beginning of year	853	557

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$954	$332

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and subsidiaries

Statement of Changes in Consolidated Equity (unaudited)

(in millions)

	Alcoa Corporation Shareholders
	Parent Company net investment	Common stock	Additional capital	Retained (deficit) earnings	Accumulated other comprehensive loss	Non-controlling interest	Total equity
Balance at March 31, 2016	$11,148	$—	$—	$—	$(1,457)	$2,122	$11,813
Net (loss) income	(55)	—	—	—	—	43	(12)
Other comprehensive income (G)	—	—	—	—	1	50	51
Change in Parent Company net investment	34	—	—	—	—	—	34
Distributions	—	—	—	—	—	(34)	(34)
Other	—	—	—	—	—	(1)	(1)

Balance at June 30, 2016	$11,127	$—	$—	$—	$(1,456)	$2,180	$11,851

Balance at March 31, 2017	$—	$2	$9,553	$121	$(3,800)	$2,287	$8,163
Net income	—	—	—	75	—	63	138
Other comprehensive loss (G)	—	—	—	—	(3)	(38)	(41)
Stock-based compensation	—	—	7	—	—	—	7
Common stock issued: compensation plans	—	—	2	—	—	—	2
Contributions	—	—	—	—	—	32	32
Distributions	—	—	—	—	—	(98)	(98)
Other	—	—	(3)	—	—	(1)	(4)

Balance at June 30, 2017	$—	$2	$9,559	$196	$(3,803)	$2,245	$8,199

Balance at December 31, 2015	$11,042	$—	$—	$—	$(1,600)	$2,071	$11,513
Net (loss) income	(265)	—	—	—	—	38	(227)
Other comprehensive income (G)	—	—	—	—	144	156	300
Change in Parent Company net investment	350	—	—	—	—	—	350
Distributions	—	—	—	—	—	(84)	(84)
Other	—	—	—	—	—	(1)	(1)

Balance at June 30, 2016	$11,127	$—	$—	$—	$(1,456)	$2,180	$11,851

Balance at December 31, 2016	$—	$2	$9,531	$(104)	$(3,775)	$2,043	$7,697
Net income	—	—	—	300	—	146	446
Other comprehensive (loss) income (G)	—	—	—	—	(28)	158	130
Stock-based compensation	—	—	14	—	—	—	14
Common stock issued: compensation plans	—	—	17	—	—	—	17
Contributions	—	—	—	—	—	56	56
Distributions	—	—	—	—	—	(155)	(155)
Other	—	—	(3)	—	—	(3)	(6)

Balance at June 30, 2017	$—	$2	$9,559	$196	$(3,803)	$2,245	$8,199

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)

(dollars in millions, except per-share amounts)

A. Basis of Presentation – The interim Consolidated Financial Statements of Alcoa Corporation and its subsidiaries (“Alcoa Corporation” or the “Company”) are unaudited. These Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The 2016 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). This Form 10-Q report should be read in conjunction with Alcoa Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, which includes all disclosures required by GAAP.

In preparing the Combined Financial Statements for the nine months ended September 30, 2016, management discovered that the amount for Research and development expenses previously reported for the six months ended June 30, 2016 included an immaterial error due to an over-allocation of such expenses of $10. The amount for Research and development expenses in the accompanying Statement of Consolidated Operations and the table below (see Cost Allocations below) for the six months ended June 30, 2016 was revised to correct this immaterial error. Additionally, in preparing the Consolidated Financial Statements for the year ended December 31, 2016, management discovered that the amount for Cost of goods sold previously reported for the three and six months ended June 30, 2016 included an immaterial error due to an under-allocation of LIFO (last-in, first-out) expense of $3 and $10, respectively. The amount for Cost of goods sold in the accompanying Statement of Consolidated Operations for the three and six months ended June 30, 2016 was revised to correct this immaterial error.

References in these Notes to “ParentCo” refer to Alcoa Inc., a Pennsylvania corporation, and its consolidated subsidiaries (through October 31, 2016, at which time was renamed Arconic Inc. (Arconic)).

Separation Transaction. On November 1, 2016 (the “Separation Date”), Alcoa Corporation separated from ParentCo into a standalone, publicly-traded company, effective at 12:01 a.m. Eastern Standard Time, (the “Separation Transaction”). Alcoa Corporation is comprised of the bauxite mining, alumina refining, aluminum smelting and casting, and energy operations of ParentCo’s former Alumina and Primary Metals segments, as well as the Warrick, Indiana rolling operations and the 25.1% equity interest in the rolling mill at the joint venture in Saudi Arabia, both of which were part of ParentCo’s Global Rolled Products segment. ParentCo, which later changed its name to Arconic, continues to own the operations within its Global Rolled Products (except for the aforementioned rolling operations that are owned by Alcoa Corporation), Engineered Products and Solutions, and Transportation and Construction Solutions segments.

To effect the Separation Transaction, ParentCo undertook a series of transactions to separate the net assets and certain legal entities of ParentCo, resulting in a cash payment of $1,072 to ParentCo by Alcoa Corporation (an additional $247 was paid to Arconic by Alcoa Corporation in the 2017 six-month period, including $243 associated with the sale of certain of the Company’s energy operations – see Note C) with the net proceeds of a previous debt offering. In conjunction with the Separation Transaction, 146,159,428 shares of Alcoa Corporation common stock were distributed to ParentCo shareholders. Additionally, Arconic retained 36,311,767 shares of Alcoa Corporation common stock representing its 19.9% retained interest (Arconic sold 23,353,000 of these shares on February 14, 2017 and the remaining 12,958,767 shares on May 4, 2017). “Regular-way” trading of Alcoa Corporation’s common stock began with the opening of the New York Stock Exchange on November 1, 2016 under the ticker symbol “AA.” Alcoa Corporation’s common stock has a par value of $0.01 per share.

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

ParentCo incurred costs to evaluate, plan, and execute the Separation Transaction, and Alcoa Corporation was allocated a pro rata portion of those costs based on segment revenue (see Cost

Allocations below). ParentCo recognized $152 from January 2016 through October 2016 and $24 in 2015 for costs related to the Separation Transaction, of which $68 and $12, respectively, was allocated to Alcoa Corporation. Accordingly, in the 2016 second quarter and six-month period, an allocation of $22 and $31, respectively, was included in Selling, general administrative, and other expenses on the accompanying Statement of Consolidated Operations.

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

AWAC is an unincorporated global joint venture between Alcoa Corporation and Alumina Limited of Australia (Alumina Limited) and consists of several affiliated operating entities, which own, or have an interest in, or operate the bauxite mines and alumina refineries within Alcoa Corporation’s Bauxite and Alumina segments (except for the Poços de Caldas mine and refinery and a portion of the São Luís refinery, all in Brazil) and the Portland smelter in Australia. Alcoa Corporation owns 60% and Alumina Limited owns 40% of these individual entities, which are consolidated by the Company for financial reporting purposes and include Alcoa of Australia Limited, Alcoa World Alumina LLC (AWA), and Alcoa World Alumina Brasil Ltda. (AWAB). Alumina Limited’s interest in the equity of such entities is reflected as Noncontrolling interest on the accompanying Consolidated Balance Sheet.

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

The following table reflects the allocations described above:

	Second quarter ended	Six months ended
	June 30, 2016
Cost of goods sold(1)	$13	$26
Selling, general administrative, and other expenses(2)	46	77
Research and development expenses	—	2
Provision for depreciation, depletion, and amortization	5	10
Restructuring and other charges(3)	(1)	—
Interest expense	60	119
Other income, net	2	9

(1)	Allocation principally relates to expenses for ParentCo’s retained pension and other postretirement benefits associated with closed and sold operations.
(2)	Allocation includes costs incurred by ParentCo associated with the Separation Transaction (see Separation Transaction above).
(3)	Allocation primarily relates to layoff programs for ParentCo corporate employees.

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

Related Party Transactions. Transactions between Alcoa Corporation and Arconic have been presented as related party transactions in the accompanying Consolidated Financial Statements. Sales to Arconic from Alcoa Corporation were $209 and $402 in the 2017 second quarter and six-month period, respectively, and $262 and $499 in the 2016 second quarter and six-month period, respectively. As of

June 30, 2017 and December 31, 2016, outstanding receivables from Arconic were $90 and $67, respectively, and were included in Receivables from customers on the accompanying Consolidated Balance Sheet.

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

In May 2017, the FASB issued changes to the accounting for stock-based compensation when there has been a modification to the terms or conditions of a share-based payment award. These changes require an entity to account for the modification only when there has been a substantive change to the terms or conditions of a share-based payment award. A substantive change occurs when the fair value, vesting conditions or balance sheet classification (liability or equity) of a share-based payment award is/are different immediately before and after the modification. Currently, an entity is required to account for any modification in the terms or conditions of a share-based payment award. These changes become effective for Alcoa Corporation on January 1, 2018. Management has determined that the adoption of these changes will not have an immediate impact on the Consolidated Financial Statements. This guidance will need to be considered if Alcoa Corporation initiates a modification that is determined to be a substantive change to an outstanding stock-based award.

In May 2014, the FASB issued changes to the recognition of revenue from contracts with customers. These changes created a comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersede virtually all existing revenue recognition requirements and guidance. This framework is expected to result in less complex guidance in application while providing a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. In August 2015, the FASB deferred the effective date by one year, making these changes effective for Alcoa Corporation on January 1, 2018. The Company has a project team, which is performing a detailed review of the terms and provisions of its customer contracts, and expects to finalize its assessment of the potential impact of these changes on the Consolidated Financial Statements in the third quarter of 2017. That said, Alcoa Corporation recognizes revenue when title, ownership, and risk of loss pass to the customer, all of which occurs upon shipment or delivery of the product and is based on the applicable shipping terms. Alcoa Corporation’s sales of its products to customers represent single performance obligations, which are not expected to be impacted by these changes. As a result, management does not currently expect the adoption of these changes to have a material impact on the Consolidated Financial Statements.

C. Acquisitions and Divestitures – In February 2017, Alcoa Corporation’s wholly-owned subsidiary, Alcoa Power Generating Inc., completed the sale of its 215-megawatt Yadkin Hydroelectric Project (Yadkin) to Cube Hydro Carolinas, LLC for $246 in cash ($241 was received in the 2017 first quarter and $5 was received in the 2017 second quarter). In the 2017 six-month period, Alcoa Corporation recognized a gain of $120 (pre- and after-tax) in Other income, net on the accompanying Statement of Consolidated Operations. In accordance with the Separation and Distribution Agreement (see Note A), Alcoa Corporation remitted $243 of the proceeds to Arconic. At December 31, 2016, Alcoa Corporation had a liability of $243, which was included in Other current liabilities on the accompanying Consolidated Balance Sheet. The sale of Yadkin is subject to post-closing adjustments related to potential earnouts through January 31, 2027, unless the provisions of the earnouts are met earlier. Any such adjustment would result in Alcoa Corporation receiving additional cash (none of which would be remitted to Arconic) and recognizing income. Yadkin encompasses four hydroelectric power developments (reservoirs, dams, and powerhouses), known as High Rock, Tuckertown, Narrows, and Falls, situated along a 38-mile stretch of the Yadkin River through the central part of North Carolina. Prior to the divestiture, the power generated by Yadkin was primarily sold into the open market. Yadkin generated sales of $29 in 2016, and had approximately 30 employees as of December 31, 2016.

D. Restructuring and Other Charges – In the second quarter and six-month period of 2017, Alcoa Corporation recorded Restructuring and other charges of $12 and $22, respectively, which were comprised of the following components: $5 and $18, respectively, for additional contract costs related to the curtailed Wenatchee (Washington) smelter; $11 and $13, respectively, for layoff costs related to cost reduction initiatives, including the separation of approximately 110 employees in the Aluminum segment; and a reversal of $4 and $9, respectively, associated with several reserves related to prior periods.

In the second quarter and six-month period of 2016, Alcoa Corporation recorded Restructuring and other charges of $8 and $92, respectively, which were comprised of the following components: $8 and $86, respectively, for additional net costs related to decisions made in late 2015 to permanently close and demolish the Warrick (Indiana) smelter and to curtail the Wenatchee smelter and Point Comfort (Texas) refinery (see below); $3 and $11, respectively, for layoff costs related to cost reduction initiatives, including the separation of approximately 30 employees in the Aluminum segment; and a reversal of $2 and $5, respectively, associated with several layoff reserves related to prior periods. Restructuring and other charges in the 2016 second quarter also included a credit of $1 related to the allocation of Corporate restructuring to Alcoa Corporation (see Cost Allocations in Note A).

In the 2016 six-month period, the additional net costs related to the closure and curtailment actions included accelerated depreciation of $70 related to the Warrick smelter as it continued to operate through March 2016; a reversal of $20 ($1 in the 2016 second quarter) associated with severance costs initially recorded in late 2015; and $36 ($9 in the 2016 second quarter) in other costs. Additionally in the second quarter of 2016, remaining inventories, mostly operating supplies and raw materials, were written down to their net realizable value, resulting in a charge of $5 ($2 in the 2016 second quarter), which was recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. The other costs of $36 ($9 in the 2016 second quarter) represent $27 ($10 in the 2016 second quarter) for contract terminations, $7 in asset retirement obligations for the rehabilitation of a related coal mine in the United States, and $2 (($1) in the 2016 second quarter) in other related costs.

Alcoa Corporation does not include Restructuring and other charges in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

	Second quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Bauxite	$—	$—	$—	$1
Alumina	—	(1)	—	3
Aluminum	12	10	21	88

Segment total	12	9	21	92
Corporate	—	(1)	1	—

Total restructuring and other charges	$12	$8	$22	$92

As of June 30, 2017, approximately 60 of the 110 employees associated with 2017 restructuring programs were separated. The remaining separations for 2017 restructuring programs are expected to be completed by the end of 2017. As of June 30, 2017, the separations associated with 2016 and 2015 restructuring programs were essentially complete.

In the 2017 second quarter and six-month period, cash payments of $5 and $5, respectively, were made against layoff reserves related to 2017 restructuring programs, $1 and $2, respectively, were made against layoff reserves related to 2016 restructuring programs, and $4 and $12, respectively, were made against layoff reserves related to 2015 restructuring programs.

Activity and reserve balances for restructuring charges were as follows:

	Layoff costs	Other costs	Total
Reserve balances at December 31, 2015	$137	$15	$152

2016:
Cash payments	(74)	(35)	(109)
Restructuring charges	32	168	200
Other*	(57)	(120)	(177)

Reserve balances at December 31, 2016	38	28	66

2017:
Cash payments	(19)	(26)	(45)
Restructuring charges	13	17	30
Other*	(11)	—	(11)

Reserve balances at June 30, 2017	$21	$19	$40

*	Other includes reversals of previously recorded restructuring charges and the effects of foreign currency translation. In the 2017 six-month period and 2016, Other for layoff costs also included a reclassification of $3 (see Note J) and $16, respectively, in pension benefits costs, as these obligations were included in Alcoa Corporation’s separate liability for pension benefits obligations. Additionally in 2016, Other for other costs also included a reclassification of the following restructuring charges: $97 in asset retirement and $26 in environmental obligations, as these liabilities were included in Alcoa Corporation’s separate reserves for asset retirement obligations and environmental remediation.

The remaining reserves are expected to be paid in cash during the remainder of 2017, with the exception of $2, which is expected to be paid by no later than the end of 2019 for contract termination and special layoff benefit payments.

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

The operating results of Alcoa Corporation’s reportable segments were as follows (differences between segment totals and combined totals are in Corporate):

	Bauxite	Alumina	Aluminum	Total
Second quarter ended June 30, 2017
Sales:
Third-party sales – unrelated party	$80	$749	$1,779	$2,608
Third-party sales – related party	—	—	209	209
Intersegment sales	208	384	3	595

Total sales	$288	$1,133	$1,991	$3,412

Adjusted EBITDA	$98	$227	$221	$546
Supplemental information:
Depreciation, depletion, and amortization	$19	$53	$108	$180
Equity (loss) income	—	(6)	3	(3)
Second quarter ended June 30, 2016
Sales:
Third-party sales – unrelated party	$87	$601	$1,335	$2,023
Third-party sales – related party	—	—	262	262
Intersegment sales	182	321	2	505

Total sales	$269	$922	$1,599	$2,790

Adjusted EBITDA	$99	$114	$180	$393
Supplemental information:
Depreciation, depletion, and amortization	$19	$47	$104	$170
Equity loss	—	(7)	(10)	(17)

	Bauxite	Alumina	Aluminum	Total
Six months ended June 30, 2017
Sales:
Third-party sales – unrelated party	$150	$1,483	$3,392	$5,025
Third-party sales – related party	—	—	402	402
Intersegment sales	427	745	7	1,179

Total sales	$577	$2,228	$3,801	$6,606

Adjusted EBITDA	$208	$524	$427	$1,159
Supplemental information:
Depreciation, depletion, and amortization	$37	$102	$209	$348
Equity loss	—	(5)	(4)	(9)
Six months ended June 30, 2016
Sales:
Third-party sales – unrelated party	$131	$1,097	$2,650	$3,878
Third-party sales – related party	—	—	499	499
Intersegment sales	357	613	36	1,006

Total sales	$488	$1,710	$3,185	$5,383

Adjusted EBITDA	$176	$129	$345	$650
Supplemental information:
Depreciation, depletion, and amortization	$36	$92	$207	$335
Equity loss	—	(21)	(17)	(38)

The following table reconciles total segment Adjusted EBITDA to consolidated net income (loss) attributable to Alcoa Corporation:

	Second quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Total segment Adjusted EBITDA	$546	$393	$1,159	$650
Unallocated amounts:
Impact of LIFO (I)	(8)	(1)	(22)	17
Metal price lag(1)	11	2	17	4
Corporate expense(2)	(36)	(50)	(70)	(86)
Provision for depreciation, depletion, and amortization	(190)	(178)	(369)	(355)
Restructuring and other charges (D)	(12)	(8)	(22)	(92)
Interest expense	(25)	(66)	(51)	(130)
Other (expenses) income, net (N)	(6)	23	94	(16)
Other(3)	(43)	(59)	(81)	(133)

Consolidated income (loss) before income taxes	237	56	655	(141)
Provision for income taxes	(99)	(68)	(209)	(86)
Net income attributable to noncontrolling interest	(63)	(43)	(146)	(38)

Consolidated net income (loss) attributable to Alcoa Corporation	$75	$(55)	$300	$(265)

(1)	Metal price lag describes the timing difference created when the average price of metal sold differs from the average cost of the metal when purchased by Alcoa Corporation’s rolled aluminum operations. In general, when the price of metal increases, metal price lag is favorable, and when the price of metal decreases, metal price lag is unfavorable.
(2)	Corporate expense is primarily composed of general administrative and other expenses of operating the corporate headquarters and other global administrative facilities.
(3)	Other includes, among other items, the Adjusted EBITDA of previously closed operations as applicable, pension and other postretirement benefit expenses associated with closed and sold operations, and intersegment profit elimination.

F. Earnings Per Share – Basic earnings per share (EPS) amounts are computed by dividing earnings by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding.

The information used to compute basic and diluted EPS attributable to Alcoa Corporation common shareholders was as follows (shares in millions):

	Second quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income (loss) attributable to Alcoa Corporation	$75	$(55)	$300	$(265)

Average shares outstanding – basic	184	182	184	182
Effect of dilutive securities:
Stock options	1	—	1	—
Stock and performance awards	1	—	1	—

Average shares outstanding – diluted	186	182	186	182

In the 2016 second quarter and six-month period, the EPS included on the accompanying Statement of Consolidated Operations was calculated based on the 182,471,195 shares of Alcoa Corporation common stock distributed on the Separation Date in conjunction with the completion of the Separation Transaction and is considered pro forma in nature. Prior to November 1, 2016, Alcoa Corporation did not have any issued and outstanding publicly-traded common stock.

Options to purchase 1 million shares of common stock at a weighted average exercise price of $36.28 were outstanding as of June 30, 2017, but were not included in the computation of diluted EPS because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of Alcoa Corporation’s common stock.

G. Accumulated Other Comprehensive Loss

The following table details the activity of the three components that comprise Accumulated other comprehensive loss for both Alcoa Corporation’s shareholders and noncontrolling interest:

	Alcoa Corporation		Noncontrolling interest
	Second quarter ended June 30,		Second quarter ended June 30,
	2017	2016	2017	2016
Pension and other postretirement benefits (J)
Balance at beginning of period	$(2,286)	$(362)	$(57)	$(55)
Other comprehensive income:
Unrecognized net actuarial loss and prior service cost/benefit	53	—	19	1
Tax benefit	2	1	—	—

Total Other comprehensive income before reclassifications, net of tax	55	1	19	1

Amortization of net actuarial loss and prior service cost/benefit(1)	49	12	1	—
Tax (expense) benefit(2)	(2)	(4)	—	1

Total amount reclassified from Accumulated other comprehensive loss, net of tax(6)	47	8	1	1

Total Other comprehensive income	102	9	20	2

Balance at end of period	$(2,184)	$(353)	$(37)	$(53)

Foreign currency translation
Balance at beginning of period	$(1,416)	$(1,603)	$(563)	$(672)
Other comprehensive (loss) income(3)	(99)	166	(37)	32

Balance at end of period	$(1,515)	$(1,437)	$(600)	$(640)

Cash flow hedges (K)
Balance at beginning of period	$(98)	$508	$84	$(5)
Other comprehensive (loss) income:
Net change from periodic revaluations	(50)	(225)	(30)	18
Tax benefit (expense)	19	47	9	(5)

Total Other comprehensive (loss) income before reclassifications, net of tax	(31)	(178)	(21)	13

Net amount reclassified to earnings:
Aluminum contracts(4)	31	—	—	—
Energy contracts(5)	(2)	—	(1)	—
Interest rate contracts(5)	—	7	—	5

Sub-total	29	7	(1)	5
Tax (expense) benefit(2)	(4)	(3)	1	(2)

Total amount reclassified from Accumulated other comprehensive (loss) income, net of tax(6)	25	4	—	3

Total Other comprehensive (loss) income	(6)	(174)	(21)	16

Balance at end of period	$(104)	$334	$63	$11

	Alcoa Corporation		Noncontrolling interest
	Six months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Pension and other postretirement benefits (J)
Balance at beginning of period	$(2,330)	$(352)	$(56)	$(56)
Other comprehensive income (loss):
Unrecognized net actuarial loss and prior service cost/benefit	48	(22)	18	1
Tax benefit	3	8	—	—

Total Other comprehensive income (loss) before reclassifications, net of tax	51	(14)	18	1

Amortization of net actuarial loss and prior service cost/benefit(1)	99	20	1	2
Tax expense(2)	(4)	(7)	—	—

Total amount reclassified from Accumulated other comprehensive loss, net of tax(6)	95	13	1	2

Total Other comprehensive income (loss)	146	(1)	19	3

Balance at end of period	$(2,184)	$(353)	$(37)	$(53)

Foreign currency translation
Balance at beginning of period	$(1,655)	$(1,851)	$(677)	$(779)
Other comprehensive income(3)	140	414	77	139

Balance at end of period	$(1,515)	$(1,437)	$(600)	$(640)

Cash flow hedges (K)
Balance at beginning of period	$210	$603	$1	$(3)
Other comprehensive (loss) income:
Net change from periodic revaluations	(430)	(345)	90	15
Tax benefit (expense)	77	75	(27)	(4)

Total Other comprehensive (loss) income before reclassifications, net of tax	(353)	(270)	63	11

Net amount reclassified to earnings:
Aluminum contracts(4)	49	(5)	—	—
Energy contracts(5)	(3)	—	(2)	—
Interest rate contracts(5)	—	7	—	5

Sub-total	46	2	(2)	5
Tax (expense) benefit(2)	(7)	(1)	1	(2)

Total amount reclassified from Accumulated other comprehensive income (loss), net of tax(6)	39	1	(1)	3

Total Other comprehensive (loss) income	(314)	(269)	62	14

Balance at end of period	$(104)	$334	$63	$11

(1)	These amounts were included in the computation of net periodic benefit cost for pension and other postretirement benefits (see Note J).
(2)	These amounts were included in Provision for income taxes on the accompanying Statement of Consolidated Operations.
(3)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.
(4)	These amounts were included in Sales on the accompanying Statement of Consolidated Operations.
(5)	These amounts were included in Other expenses (income), net on the accompanying Statement of Consolidated Operations.
(6)	A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings. These amounts were reflected on the accompanying Statement of Consolidated Operations in the line items indicated in footnotes 1 through 5.

H. Investments – A summary of unaudited financial information for Alcoa Corporation’s equity investments is as follows (amounts represent 100% of investee financial information):

	Second quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Sales	$958	$904	$1,874	$1,796
Cost of goods sold	716	679	1,394	1,360
Net income	19	14	42	29

I. Inventories

	June 30, 2017	December 31, 2016
Finished goods	$245	$226
Work-in-process	268	220
Bauxite and alumina	426	429
Purchased raw materials	440	363
Operating supplies	144	137
LIFO reserve	(236)	(215)

	$1,287	$1,160

At June 30, 2017 and December 31, 2016, the total amount of inventories valued on a LIFO basis was $443, or 29%, and $393, or 29%, respectively, of total inventories before LIFO adjustments. The inventory values, prior to the application of LIFO, are generally determined under the average cost method, which approximates current cost.

J. Pension and Other Postretirement Benefits – The components of net periodic benefit cost were as follows:

	Second quarter ended June 30,		Six months ended June 30,
Pension benefits	2017	2016**	2017	2016**
Service cost	$17	$12	$35	$24
Interest cost	60	19	121	37
Expected return on plan assets	(98)	(31)	(197)	(60)
Recognized net actuarial loss	46	10	92	19
Amortization of prior service cost	2	2	4	3
Special termination benefits*	3	—	3	1

Net periodic benefit cost	$30	$12	$58	$24

*	These amounts were recorded in Restructuring and other charges on the accompanying Statement of Consolidated Operations (see Note D).
**	In the 2016 second quarter and six-month period, Alcoa Corporation also recognized multiemployer expense related to pension benefits of $23 and $45, respectively.

	Second quarter ended June 30,		Six months ended June 30,
Other postretirement benefits	2017	2016*	2017	2016*
Service cost	$1	$—	$2	$—
Interest cost	9	1	19	2
Recognized net actuarial loss	4	—	7	—
Amortization of prior service benefit	(2)	—	(3)	—

Net periodic benefit cost	$12	$1	$25	$2

*	In the 2016 second quarter and six-month period, Alcoa Corporation also recognized multiemployer expense related to other postretirement benefits of $9 and $17, respectively.

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

Several of Alcoa Corporation’s aluminum, energy, and foreign exchange contracts are classified as Level 1 or Level 2 under the fair value hierarchy. The total fair value of these derivative contracts recorded as assets and liabilities was $21 and $33, respectively, at June 30, 2017 and $5 and $2, respectively, at December 31, 2016. Certain of these contracts are designated as hedging instruments, either fair value or cash flow, and the remaining are not designated as such. Combined, Alcoa Corporation recognized a loss of $2 and $24 in Other expenses (income), net on the accompanying Statement of Consolidated Operations in the 2017 second quarter and six-month period, respectively. Additionally, for the contracts designated as cash flow hedges, Alcoa Corporation recognized an unrealized gain of $25 and a loss of $25 in Other comprehensive loss in the 2017 second quarter and six-month period, respectively.

In addition to the Level 1 and 2 derivative instruments described above, Alcoa Corporation has several derivative instruments classified as Level 3 under the fair value hierarchy. These instruments are composed of (i) embedded aluminum derivatives and an embedded credit derivative related to energy supply contracts and (ii) freestanding financial contracts related to energy purchases on the spot market, all of which are associated with nine smelters and three refineries. Certain of the embedded aluminum derivatives and financial contracts were designated as cash flow hedging instruments. All of these Level 3 derivative instruments are described below in detail and are enumerated as D1 through D11.

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

D1 through D5. Alcoa Corporation has two power contracts (D1 and D2), each of which contain an embedded derivative that indexes the price of power to the LME price of aluminum. Additionally, Alcoa Corporation has three power contracts (D3 through D5), each of which contain an embedded derivative that indexes the price of power to the LME price of aluminum plus the Midwest premium. The embedded derivatives in these five power contracts are primarily valued using observable market prices; however, due to the length of the contracts, the valuation models also require management to estimate the long-term price of aluminum based upon an extrapolation of the 10-year LME forward curve (one of the contracts no longer requires the use of prices beyond this curve). Additionally, for three of the contracts, management also estimates the Midwest premium, generally, for the next twelve months based on recent transactions and then holds the premium estimated in that twelfth month constant for the remaining duration of the contract. Significant increases or decreases in the actual LME price beyond 10 years would result in a higher or lower fair value measurement. An increase in actual LME price and/or the Midwest premium over the inputs used in the valuation models will result in a higher cost of power and a corresponding decrease to the derivative asset or increase to the derivative liability. The embedded derivatives have been designated as cash flow hedges of forward sales of aluminum. Unrealized gains and losses were included in Other comprehensive (loss) income on the accompanying Consolidated Balance Sheet while realized gains and losses were included in Sales on the accompanying Statement of Consolidated Operations.

D6. Alcoa Corporation had a power contract (expired in October 2016 – see D10 below) separate from above that contains an LME-linked embedded derivative. Prior to its expiration, the embedded derivative was valued using the probability and interrelationship of future LME prices, Australian dollar to U.S. dollar exchange rates, and the U.S. consumer price index. Significant increases or decreases in the LME price would result in a higher or lower fair value measurement. An increase in actual LME price over the inputs used in the valuation model will result in a higher cost of power and a corresponding decrease to the derivative asset. This embedded derivative did not qualify for hedge accounting treatment. Unrealized gains and losses from the embedded derivative were included in Other expenses (income), net on the accompanying Statement of Consolidated Operations while realized gains and losses were included in Cost of goods sold on the accompanying Statement of Consolidated Operations as electricity purchases were made under the contract. At the time this derivative asset was recognized, an equivalent amount was recognized as a deferred credit in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. This deferred credit was recognized in Other expenses (income), net on the accompanying Statement of Consolidated Operations as power was received over the life of the contract.

D7. Alcoa Corporation has a natural gas supply contract, which has an LME-linked ceiling. This embedded derivative is valued using probabilities of future LME aluminum prices and the price of Brent crude oil (priced on Platts), including the interrelationships between the two commodities subject to the ceiling. Any change in the interrelationship would result in a higher or lower fair value measurement. An LME ceiling was embedded into the contract price to protect against an increase in the price of oil without a corresponding increase in the price of LME. An increase in oil prices with no similar increase in the LME price would limit the increase of the price paid for natural gas. This embedded derivative did not qualify for hedge accounting treatment. Unrealized gains and losses from the embedded derivative were included in Other expenses (income), net on the accompanying Statement of Consolidated Operations while realized gains and losses were included in Cost of goods sold on the accompanying Statement of Consolidated Operations as gas purchases were made under the contract.

D8. In the second quarter of 2016, Alcoa Corporation and the related counterparty elected to modify the pricing of an existing power contract for a smelter in the United States. This amendment contains an embedded derivative that indexes the price of power to the LME price of aluminum plus the Midwest premium. The embedded derivative is valued using the interrelationship of future metal prices (LME base plus Midwest premium) and the amount of megawatt hours of energy needed to produce the forecasted metric tons of aluminum at the smelter. Significant increases or decreases in the metal price would result in a higher or lower fair value measurement. An increase in actual metal price over the inputs used in the valuation model will result in a higher cost of power and a corresponding increase to the derivative liability. Management elected not to qualify the embedded derivative for hedge accounting treatment. Unrealized gains and losses from the embedded derivative were included in Other expenses (income), net on the accompanying Statement of Consolidated Operations while realized gains and losses were included in Cost of goods sold on the accompanying Statement of Consolidated Operations as electricity purchases were made under the contract. At the time this derivative liability was recognized, an equivalent amount was recognized as a deferred charge in Other noncurrent assets on the accompanying Consolidated Balance Sheet. This deferred charge is recognized in Other expenses (income), net on the accompanying Statement of Consolidated Operations as power is received over the life of the contract.

D9. Alcoa Corporation has a power contract, which contains an embedded derivative that indexes the difference in the respective credit spread of Alcoa Corporation and the counterparty. Management uses market prices, historical relationships, and forecast services to determine fair value. Significant increases or decreases in any of these inputs would result in a lower or higher fair value measurement. A wider credit spread between Alcoa Corporation and the counterparty would result in a higher cost of power and a corresponding increase in the derivative liability. This embedded derivative did not qualify for hedge accounting treatment. Unrealized gains and losses were included in Other expenses (income), net on the accompanying Statement of Consolidated Operations while realized gains and losses were included in Cost of goods sold on the accompanying Statement of Consolidated Operations as electricity purchases were made under the contract.

D10 and D11. Alcoa Corporation has a financial contract (D10) that hedges the anticipated power requirements at one of its smelters that began in November 2016. At that time, the energy supply contract related to this smelter had expired (see D6 above) and Alcoa Corporation began purchasing electricity directly from the spot market. Beyond the term where market information is available, management developed a forward curve, for valuation purposes, based on independent consultant market research. Significant increases or decreases in the power market may result in a higher or lower fair value measurement of the financial contract. Lower prices in the power market would cause a decrease in the derivative asset. The financial contract had been designated as a cash flow hedge of future purchases of electricity (this designation ceased in December 2016 – see below). Through November 2016, unrealized gains and losses on this contract were recorded in Other comprehensive (loss) income on the accompanying Consolidated Balance Sheet, while realized gains and losses were recorded in Cost of goods sold as electricity purchases were made from the spot market. In August 2016, Alcoa Corporation gave the required notice to terminate this financial contract one year from the date of notification. As a result, Alcoa Corporation decreased both the related derivative asset recorded in Other noncurrent assets and the unrealized gain recorded in Accumulated other comprehensive loss by $84, which related to the August 2017 through 2036 timeframe, resulting in no impact to Alcoa Corporation’s earnings. In December 2016, the smelter experienced an unplanned outage, resulting in a portion of the financial contract no longer qualifying for hedge accounting, at which point management elected to discontinue hedge accounting for all of the remainder of the contract (through August 2017). As a result, Alcoa Corporation reclassified an unrealized gain of $7 from Accumulated other comprehensive loss to Other income, net related to the portion of the contract that no longer qualified for hedge accounting. The remaining $6 unrealized gain in Accumulated other comprehensive loss related to the portion management elected to discontinue hedge accounting is reclassified to Cost of goods sold as electricity purchases are made from the spot market through the termination date of the financial contract. Additionally, from December 2016 through August 2017, unrealized gains and losses on this contract are recorded in Other expenses (income), net, and realized gains and losses are recorded in Other expenses (income), net as electricity purchases are made from the spot market.

In January 2017, Alcoa Corporation and the counterparty entered into a new financial contract (D11) to hedge the anticipated power requirements at this smelter for the period from August 2017 through July 2021 and amended the existing financial contract to both reduce the hedged amount of anticipated power requirements and to move up the effective termination date to July 31, 2017. The new financial contract has been designated as a cash flow hedge of future purchases of electricity. Unrealized gains and losses on the new financial contract were recorded in Other comprehensive loss on the accompanying Consolidated Balance Sheet. Once the designated hedge period begins in August 2017, realized gains and losses will be recorded in Cost of goods sold as electricity purchases are made from the spot market.

The following table presents quantitative information related to the significant unobservable inputs described above for Level 3 derivative contracts:

	Fair value at June 30, 2017	Unobservable input	Range ($ in full amounts)
Assets:
Embedded aluminum derivatives (D3 through D5)*	$83	Price of aluminum beyond forward curve

Aluminum: $2,317 per metric ton in 2027 to $2,377 per metric ton in 2029 (two contracts) and $2,717 per metric ton in 2036 (one contract)

Midwest premium: $0.0770 per pound in 2017 to $0.0950 per pound in 2029 (two contracts) and 2036 (one contract)

Embedded aluminum derivative (D7)	—	Interrelationship of future aluminum and oil prices	Aluminum: $1,911 per metric ton in 2017 to $1,952 per metric ton in 2018 Oil: $47 per barrel in 2017 to $50 per barrel in 2018
Financial contract (D11)	243	Interrelationship of forward energy price and the Consumer Price Index and price of electricity beyond forward curve	Electricity: $94.71 per megawatt hour in 2017 to $63.76 per megawatt hour in 2021
Financial contract (D10)	11	Interrelationship of forward energy price and the Consumer Price Index	Electricity: $104.22 per megawatt hour in July 2017
Liabilities:
Embedded aluminum derivative (D1)	271	Interrelationship of LME price to the amount of megawatt hours of energy needed to produce the forecasted metric tons of aluminum	Aluminum: $1,911 per metric ton in 2017 to $2,314 per metric ton in 2027 Electricity: rate of 4 million megawatt hours per year
Embedded aluminum derivative (D8)	30	Interrelationship of LME price to the amount of megawatt hours of energy needed to produce the forecasted metric tons of aluminum	Aluminum: $1,911 per metric ton in 2017 to $1,963 per metric ton in 2019 Midwest premium: $0.0770 per pound in 2017 to $0.0950 per pound in 2019 Electricity: rate of 2 million megawatt hours per year
Embedded aluminum derivative (D2)	14	Interrelationship of LME price to overall energy price	Aluminum: $1,866 per metric ton in 2017 to $1,982 per metric ton in 2019
Embedded credit derivative (D9)	33	Estimated credit spread between Alcoa Corporation and counterparty	4.10% (Alcoa Corporation – 7.21% and counterparty – 3.11%)

*	The fair value of these embedded aluminum derivatives is lower by $11 compared to the respective amount reflected in the Level 3 tables presented below. This is due to the fact that these contracts are in a liability position for the current portion and in an asset position for the noncurrent portion, and are reflected as such on the accompanying Consolidated Balance Sheet. However, these derivatives are reflected as a net asset in the above table for purposes of presenting the assumptions utilized to measure the fair value of these derivative instruments in their entirety.

The fair values of Level 3 derivative instruments recorded as assets and liabilities in the accompanying Consolidated Balance Sheet were as follows:

Asset Derivatives	June 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Prepaid expenses and other current assets:
Embedded aluminum derivatives	$—	$29
Financial contract	88	—
Other noncurrent assets:
Embedded aluminum derivatives	94	468
Financial contract	155	—

Total derivatives designated as hedging instruments	$337	$497

Derivatives not designated as hedging instruments:
Prepaid expenses and other current assets:
Financial contract	$11	$17

Total derivatives not designated as hedging instruments	$11	$17

Total Asset Derivatives	$348	$514

Liability Derivatives
Derivatives designated as hedging instruments:
Other current liabilities:
Embedded aluminum derivatives	$42	$17
Other noncurrent liabilities and deferred credits:
Embedded aluminum derivatives	254	187

Total derivatives designated as hedging instruments	$296	$204

Derivatives not designated as hedging instruments:
Other current liabilities:
Embedded aluminum derivative	$16	$10
Embedded credit derivative	5	5
Other noncurrent liabilities and deferred credits:
Embedded aluminum derivative	14	18
Embedded credit derivative	28	30

Total derivatives not designated as hedging instruments	$63	$63

Total Liability Derivatives	$359	$267

The following tables present a reconciliation of activity for Level 3 derivative contracts:

	Assets		Liabilities
Second quarter ended June 30, 2017	Embedded aluminum derivatives	Financial contracts	Embedded aluminum derivatives	Embedded credit derivative
Opening balance – April 1, 2017	$131	$346	$356	$29
Total gains or losses (realized and unrealized) included in:
Sales	19	—	(8)	—
Cost of goods sold	—	(3)	—	(1)
Other expenses, net	—	(27)	(6)	5
Other comprehensive loss	(56)	(62)	(13)	—
Purchases, sales, issuances, and settlements*	—	—	—	—
Transfers into and/or out of Level 3*	—	—	—	—
Other	—	—	(3)	—

Closing balance – June 30, 2017	$94	$254	$326	$33

Change in unrealized gains or losses included in earnings for derivative contracts held at June 30, 2017:
Sales	$—	$—	$—	$—
Cost of goods sold	—	—	—	—
Other expenses, net	—	(27)	(6)	5

*	In the 2017 second quarter, there were no purchases, sales, issuances or settlements of Level 3 derivative instruments. Additionally, there were no transfers of derivative instruments into or out of Level 3.

	Assets		Liabilities
Six months ended June 30, 2017	Embedded aluminum derivatives	Financial contracts	Embedded aluminum derivatives	Embedded credit derivative
Opening balance – January 1, 2017	$497	$17	$232	$35
Total gains or losses (realized and unrealized) included in:
Sales	30	—	(15)	—
Cost of goods sold	—	(5)	—	(2)
Other income, net	—	8	8	—
Other comprehensive loss	(433)	107	108	—
Purchases, sales, issuances, and settlements*	—	119	—	—
Transfers into and/or out of Level 3*	—	—	—	—
Other	—	8	(7)	—

Closing balance – June 30, 2017	$94	$254	$326	$33

Change in unrealized gains or losses included in earnings for derivative contracts held at June 30, 2017:
Sales	$—	$—	$—	$—
Cost of goods sold	—	—	—	—
Other income, net	—	8	8	—

*	In January 2017, there was an issuance of a new financial contract (see D11 above). In the 2017 six-month period, there were no purchases, sales or settlements of Level 3 derivative instruments. Additionally, there were no transfers of derivative instruments into or out of Level 3.

Derivatives Designated As Hedging Instruments – Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of unrealized gains or losses on the derivative is reported as a component of other comprehensive income. Realized gains or losses on the derivative are reclassified from other comprehensive income into earnings in the same period or periods during which the hedged transaction impacts earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized directly in earnings immediately.

Alcoa Corporation has five Level 3 embedded aluminum derivatives and one Level 3 financial contract (through November 2016 – see D10 above) that have been designated as cash flow hedges as described below. Additionally, in January 2017, Alcoa Corporation entered into a new financial contract, which was designated as a cash flow hedging instrument and was classified as Level 3 under the fair value hierarchy (see D11 above), that will replace the existing financial contract in August 2017.

Embedded aluminum derivatives (D1 through D5). Alcoa Corporation has entered into energy supply contracts that contain pricing provisions related to the LME aluminum price. The LME-linked pricing features are considered embedded derivatives. Five of these embedded derivatives have been designated as cash flow hedges of forward sales of aluminum. At June 30, 2017 and December 31, 2016, these embedded aluminum derivatives hedge forecasted aluminum sales of 2,994 kmt and 3,127 kmt, respectively.

Alcoa Corporation recognized a net unrealized loss of $43 and $541 in the 2017 second quarter and six-month period, respectively, and $253 and $368 in the 2016 second quarter and six-month period, respectively, in Other comprehensive (loss) income related to these five derivative instruments. Additionally, Alcoa Corporation reclassified a realized loss of $27 and $45 in the 2017 second quarter and six-month period, respectively, and less than $1 and $5 in the 2016 second quarter and six-month period, respectively, from Accumulated other comprehensive loss to Sales. Assuming market rates remain constant with the rates at June 30, 2017, a realized loss of $30 is expected to be recognized in Sales over the next 12 months.

There was no ineffectiveness related to these five derivative instruments in the 2017 second quarter and six-month period and the 2016 second quarter and six-month period.

Financial contracts (D10 and D11). Alcoa Corporation has a financial contract that hedges the anticipated power requirements at one of its smelters that became effective when the existing power contract expired in October 2016. In August 2016, Alcoa Corporation elected to terminate most of the remaining term of this financial contract (see D10 above). Additionally, in December 2016, management elected to discontinue hedge accounting for this contract (see D10 above). This financial contract hedged forecasted electricity purchases of 1,969,544 megawatt hours prior to December 2016.

In the 2017 second quarter and six-month period, Alcoa Corporation reclassified a realized gain of $3 and $5, respectively, from Accumulated other comprehensive loss to Cost of goods sold. In the 2016 second quarter and six-month period, Alcoa Corporation recognized an unrealized gain of $45 and $39, respectively, in Other comprehensive income. Additionally, Alcoa Corporation recognized a gain of $3 in Other expenses, net related to hedge ineffectiveness in the 2016 six-month period. There was no ineffectiveness related to the financial contract in the 2016 second quarter.

In addition, in January 2017, Alcoa Corporation entered into a new financial contract that hedges the anticipated power requirements at this smelter for the period from August 2017 through July 2021 (see D11 above). At June 30, 2017, this financial contract hedges forecasted electricity purchases of 9,835,452 megawatt hours. In the 2017 second quarter and six-month period, Alcoa Corporation recognized an unrealized loss of $62 and an unrealized gain of $107, respectively, in Other comprehensive loss. Assuming market rates remain consistent with the rates at June 30, 2017, a realized gain of $61 is expected to be recognized in Cost of goods sold over the next 12 months. Additionally, Alcoa Corporation recognized a gain of $3 and $4 in Other expenses (income), net related to hedge ineffectiveness in the 2017 second quarter and six-month period, respectively.

Derivatives Not Designated As Hedging Instruments

Alcoa Corporation has two (three prior to October 2016) Level 3 embedded aluminum derivatives (D6 through D8) and one Level 3 embedded credit derivative (D9) that do not qualify for hedge accounting treatment and one Level 3 financial contract that management elected to discontinue hedge accounting treatment (see D10 above). As such, gains and losses related to the changes in fair value of these instruments are recorded directly in earnings. In the 2017 and 2016 second quarter, Alcoa Corporation recognized a loss of $29 and $6, respectively, in Other expenses (income), net, of which a gain of $6 and a loss of $4, respectively, related to the embedded aluminum derivatives, a loss of $5 and $2, respectively, related to the embedded credit derivative, and a loss of $30 (2017 second quarter) related to the financial contract. In the 2017 and 2016 six-month period, Alcoa Corporation recognized a loss of $4 and $9, respectively, in Other (income) expenses, net, of which a loss of $8 and $8, respectively, related to the embedded aluminum derivatives, a loss of $1 (2016 six-month period) related to the embedded credit derivative, and a gain of $4 (2017 six-month period) related to the financial contract.

Material Limitations

The disclosures with respect to commodity prices, interest rates, and foreign currency exchange risk do not consider the underlying commitments or anticipated transactions. If the underlying items were included in the analysis, the gains or losses on the futures contracts may be offset. Actual results will be determined by several factors that are not under Alcoa Corporation’s control and could vary significantly from those factors disclosed.

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

Other Financial Instruments

The carrying values and fair values of Alcoa Corporation’s other financial instruments were as follows:

	June 30, 2017		December 31, 2016
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$954	$954	$853	$853
Restricted cash	11	11	6	6
Long-term debt due within one year	19	19	21	21
Long-term debt, less amount due within one year	1,418	1,566	1,424	1,573

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

L. Income Taxes – The effective tax rate was 41.8% (provision on income) and 121.4% (provision on income) for the 2017 and 2016 second quarters, respectively, and 31.9% (provision on income) and 61.0% (provision on a loss) for the 2017 and 2016 six-month periods, respectively.

Alcoa Corporation’s estimated annual effective tax rate for 2017 was 31.9% as of June 30, 2017. This rate differs from the U.S. federal statutory rate of 35% primarily due to foreign income taxed in lower rate jurisdictions, partially offset by domestic losses not tax benefitted. The domestic losses are net of the gain on the sale of Yadkin (see Note C).

For the 2017 six-month period, the Provision for income taxes was composed of three components as follows: (i) the application of the estimated annual effective tax rate for 2017 of 31.9% to pretax income of $655, (ii) a net discrete income tax benefit of $2 for several small items, and (iii) an unfavorable impact of $2 related to the interim period treatment of operational losses in certain jurisdictions for which no tax benefit was recognized (expected to reverse by the end of 2017).

For the 2017 second quarter, the Provision for income taxes is composed of two components as follows: (i) the difference between the application of the estimated annual 2017 effective tax rate as of June 30, 2017 of 31.9% to pretax income for the 2017 six-month period of $655 and the application of the estimated annual 2017 effective tax rate as of March 31, 2017 of 32.9% to pretax income for the 2017 three-month period of $418 and (ii) an unfavorable impact of $28 related to the interim period treatment of operational losses in certain jurisdictions for which no tax benefit was recognized (expected to reverse by the end of 2017).

The rate for the 2016 second quarter differs from the U.S. federal statutory rate of 35% primarily due to U.S. losses and tax credits with no tax benefit realizable by Alcoa Corporation.

The rate for the 2016 six-month period differs (by (96) percentage points) from the U.S. federal statutory rate of 35% primarily due to U.S. losses and tax credits with no tax benefit realizable by Alcoa

Corporation and a $5 discrete income tax charge for valuation allowances of certain deferred tax assets in Australia, somewhat offset by foreign income taxed in lower rate jurisdictions.

The composition of Alcoa Corporation’s net deferred tax asset by jurisdiction as of December 31, 2016 was as follows:

	Domestic	Foreign	Total
Deferred tax assets	$1,346	$1,742	$3,088
Valuation allowance	(1,057)	(698)	(1,755)
Deferred tax liabilities	(272)	(612)	(884)

	$17	$432	$449

The Company has several income tax filers in various foreign countries. Of the $432 million net deferred tax asset included under the “Foreign” column in the table above, approximately 90% relates to four of the Company’s income tax filers as follows: a $259 million net deferred tax asset for Alcoa Alumínio S.A. (“Alumínio”) in Brazil; a $195 million net deferred tax asset for Alcoa World Alumina Brasil Ltda. (“AWAB”) in Brazil; a $108 million deferred tax asset for Alúmina Española, S.A. (“Española” and collectively with Alumínio and AWAB, the “Foreign Filers”) in Spain; and a $177 million net deferred tax liability for Alcoa of Australia Limited in Australia.

The future realization of the net deferred tax asset for each of the Foreign Filers was based on projections of the respective future taxable income (defined as the sum of pretax income, other comprehensive income, and permanent tax differences), exclusive of reversing temporary differences and carryforwards. The realization of the net deferred tax assets of the Foreign Filers is not dependent on any tax planning strategies. Historically, the Foreign Filers each generated taxable income in the three-year cumulative period ending December 31, 2016. Management has also forecasted taxable income for each of the Foreign Filers in 2017 and for the foreseeable future. This forecast is based on macroeconomic indicators and involves assumptions related to, among others: commodity prices; volume levels; and key inputs and raw materials, such as bauxite, caustic soda, alumina, calcined petroleum coke, liquid pitch, energy (fuel oil, natural gas, electricity), labor, and transportation costs. These are the same assumptions used by management to develop a financial and operating plan, which is used to run the Company and measure performance against actual results.

The majority of the Foreign Filers’ net deferred tax assets relate to tax loss carryforwards. The Foreign Filers do not have a history of tax loss carryforwards expiring unused. Additionally, tax loss carryforwards have an infinite life under the respective income tax codes in Brazil and Spain. That said, utilization of an existing tax loss carryforward is limited to 30% and 25% of taxable income in a particular year in Brazil and Spain, respectively.

Accordingly, management concluded that the net deferred tax assets of the Foreign Filers will more likely than not be realized in future periods, resulting in no need for a partial or full valuation allowance as of December 31, 2016.

As of June 30, 2017, Alcoa Corporation’s net deferred tax asset was $436. There has not been a material change in the facts and circumstances underlying the analysis described above. As such, management concluded that the net deferred tax assets of the Foreign Filers will more likely than not be realized in future periods, resulting in no need for a partial or full valuation allowance as of June 30, 2017.

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

Before 2002, ParentCo purchased power in Italy in the regulated energy market and received a drawback of a portion of the price of power under a special tariff in an amount calculated in accordance with a published resolution of the Italian Energy Authority, Energy Authority Resolution n. 204/1999 (“204/1999”). In 2001, the Energy Authority published another resolution, which clarified that the drawback would be calculated in the same manner, and in the same amount, in either the regulated or unregulated market. At the beginning of 2002, ParentCo left the regulated energy market to purchase energy in the unregulated market. Subsequently, in 2004, the Energy Authority introduced regulation no. 148/2004, which set forth a different method for calculating the special tariff that would result in a different drawback for the regulated and unregulated markets. ParentCo challenged the new regulation in the Administrative Court of Milan and received a favorable judgment in 2006. Following this ruling, ParentCo continued to receive the power price drawback in accordance with the original calculation method, through 2009, when the European Commission declared all such special tariffs to be impermissible “state aid.” In 2010, the Energy Authority appealed the 2006 ruling to the Consiglio di Stato (final court of appeal). On December 2, 2011, the Consiglio di Stato ruled in favor of the Energy Authority and against ParentCo, thus presenting the opportunity for the energy regulators to seek reimbursement from ParentCo of an amount equal to the difference between the actual drawback amounts received over the relevant time period, and the drawback as it would have been calculated in accordance with regulation 148/2004. On February 23, 2012, ParentCo filed its appeal of the decision of the Consiglio di Stato (this appeal was subsequently withdrawn in March 2013). On March 26, 2012, ParentCo received a letter from the agency (Cassa Conguaglio per il Settore Eletrico (CCSE)) responsible for making and collecting payments on behalf of the Energy Authority demanding payment in the amount of approximately $110 (€85), including interest. By letter dated April 5, 2012, ParentCo informed CCSE that it disputes the payment demand of CCSE since (i) CCSE was not authorized by the Consiglio di Stato decisions to seek payment of any amount, (ii) the decision of the Consiglio di Stato has been appealed (see above), and (iii) in any event, no interest should be payable. On April 29, 2012, Law No. 44 of 2012 (“44/2012”) came into effect, changing the method to calculate the drawback. On February 21, 2013, ParentCo received a revised request letter from CCSE demanding ParentCo’s subsidiary, Alcoa Trasformazioni S.r.l., make a payment in the amount of $97 (€76), including interest, which reflects a revised calculation methodology by CCSE and represents the high end of the range of reasonably possible loss associated with this matter of $0 to $97 (€76). ParentCo rejected that demand and formally challenged it through an appeal before the Administrative Court on April 5, 2013. The Administrative Court scheduled a hearing for December 19, 2013, which was subsequently postponed until April 17, 2014, and further postponed until

June 19, 2014. On that date, the Administrative Court listened to ParentCo’s oral argument, and on September 2, 2014, rendered its decision. The Administrative Court declared the payment request of CCSE and the Energy Authority to ParentCo to be unsubstantiated based on the 148/2004 resolution with respect to the January 19, 2007 through November 19, 2009 timeframe. On December 18, 2014, the CCSE and the Energy Authority appealed the Administrative Court’s September 2, 2014 decision; a date for the hearing has been scheduled for May 2018. As a result of the conclusion of the European Commission Matter on January 26, 2016 (see Note R in Alcoa Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016), ParentCo’s management modified its outlook with respect to a portion of the pending legal proceedings related to this matter. As such, a charge of $37 (€34) was recorded in Restructuring and other charges for the year ended December 31, 2015 to establish a partial reserve for this matter. At this time, Alcoa Corporation is unable to reasonably predict the ultimate outcome for this matter.

Environmental Matters

Alcoa Corporation participates in environmental assessments and cleanups at several locations. These include owned or operating facilities and adjoining properties, previously owned or operating facilities and adjoining properties, and waste sites, including Superfund (Comprehensive Environmental Response, Compensation and Liability Act (CERCLA)) sites.

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

Alcoa Corporation’s remediation reserve balance was $317 and $324 at June 30, 2017 and December 31, 2016 (of which $51 and $60 was classified as a current liability), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated.

In the 2017 second quarter and six-month period, the remediation reserve was increased by $3. The change in both periods was due to a net charge associated with several sites and was recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations.

Payments related to remediation expenses applied against the reserve were $11 and $20 in the 2017 second quarter and six-month period, respectively. These amounts include expenditures currently mandated, as well as those not required by any regulatory authority or third party. The respective change in the reserve also reflects an increase of $2 due to the effects of foreign currency translation in the 2017 second quarter, and an increase of both $5 due to the effects of foreign currency translation and $5 for the reclassification of an amount previously included in Alcoa Corporation’s liability for asset retirement obligations on the Company’s Consolidated Balance Sheet as of December 31, 2016 in the 2017 six-month period.

Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be approximately 2% of cost of goods sold.

The Separation and Distribution Agreement includes provisions for the assignment or allocation of environmental liabilities between Alcoa Corporation and Arconic, including certain remediation obligations associated with environmental matters. In general, the respective parties are responsible for the environmental matters associated with their operations, and with the properties and other assets assigned to each. Additionally, the Separation and Distribution Agreement lists environmental matters with a shared responsibility between the two companies with an allocation of responsibility and the lead party responsible for management of each matter. For matters assigned to Alcoa Corporation under the Separation and Distribution Agreement, Alcoa Corporation has agreed to indemnify Arconic in whole or in part for environmental liabilities arising from operations prior to the Separation Date. The following description provides details regarding the current status of certain significant reserves related to current or former Alcoa Corporation sites. With the exception of the Fusina, Italy matter, Alcoa Corporation assumed full responsibility of the matters described below.

Sherwin, TX—In connection with ParentCo’s sale of the Sherwin alumina refinery, which was required to be divested as part of ParentCo’s acquisition of Reynolds Metals Company in 2000, ParentCo agreed to retain responsibility for the remediation of the then existing environmental conditions, as well as a pro rata share of the final closure of the active bauxite residue waste disposal areas (known as the Copano facility). All ParentCo obligations regarding the Sherwin refinery and Copano facility were transferred from ParentCo to Alcoa Corporation as part of the Separation Transaction on November 1, 2016. At June 30, 2017 and December 31, 2016, the reserve balance associated with Sherwin was $30. Approximately half of the project funding is expected to be spent through 2019 with the balance dependent on the schedule to complete repurposing or closure of the waste disposal areas.

Baie Comeau, Quebec, Canada—In August 2012, ParentCo presented an analysis of remediation alternatives to the Quebec Ministry of Sustainable Development, Environment, Wildlife and Parks (MDDEP), in response to a previous request, related to known polychlorinated biphenyls (PCBs) and polycyclic aromatic hydrocarbons (PAHs) contained in sediments of the Anse du Moulin bay. As such, ParentCo increased the reserve for Baie Comeau by $25 in 2012 to reflect the estimated cost of ParentCo’s recommended alternative, consisting of both dredging and capping of the contaminated sediments. In July 2013, ParentCo submitted the Environmental Impact Assessment for the project to the MDDEP. The MDDEP notified ParentCo that the project as it was submitted was approved and a final ministerial decree was issued in July 2015. As a result, no further adjustment to the reserve was required in 2015. The decree provided final approval for the project and ParentCo began work on the final project design at that time; Alcoa Corporation began construction on the project in April 2017 with an estimated completion in 2018. At June 30, 2017 and December 31, 2016, the reserve balance associated with this matter was $16 and $24, respectively.

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

In January 2014, in anticipation of ParentCo reaching a final administrative agreement with the MOE, ParentCo and Ligestra entered into a final agreement related to Fusina for allocation of payments to the MOE for emergency action and natural resource damages and the costs for the approved soil remediation project. The agreement resulted in Ligestra assuming 50% to 80% of all payments and remediation costs. On February 27, 2014, ParentCo and the MOE reached a final administrative agreement for conduct of work. The agreement includes both a soil and groundwater remediation project estimated to cost $33 (€24) and requires payments of $25 (€18) to the MOE for emergency action and natural resource damages. Based on the final agreement with Ligestra, ParentCo’s share of all costs and payments was $17 (€12), of which $9 (€6) related to the damages will be paid annually over a 10-year period, which began in April 2014, and was previously fully reserved. On March 30, 2017, the MOE provided authorization to Trasformazioni to dispose of excavated waste into a third-party landfill. As such, the soil remediation excavation work is expected to begin in October 2017. The responsibility for the execution of groundwater remediation project/emergency containment has been transferred to the MOE in accordance with the February 2014 settlement agreement and remediation is slated to begin in late 2017 or in 2018.

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

In April 2015, the NEA notified ParentCo that the revised project was approved and required submission of the final project design before issuing a final order. ParentCo completed and submitted the final project design, which identified a need to stabilize the related wharf structure to allow for the sediment dredging in the harbor. As a result, ParentCo increased the reserve for Mosjøen by $11 in June 2015 to reflect the estimated cost of the wharf stabilization. Also in June 2015, the NEA issued a final order approving the project as well as the final project design. In September 2015, ParentCo increased the reserve by $1 to reflect the potential need (based on prior experience with similar projects) to perform additional dredging if the results of sampling, which is required by the order, don’t achieve the required cleanup levels. Project construction commenced in early 2016 and is expected to be completed by the end of 2017. At June 30, 2017 and December 31, 2016, the reserve balance associated with this matter was $6 and $8, respectively.

East St. Louis, IL—ParentCo had an ongoing remediation project related to an area used for the disposal of bauxite residue from former alumina refining operations. The project, which was selected by the EPA in a Record of Decision (ROD) issued in July 2012, is aimed at implementing a soil cover over the affected area. On November 1, 2013, the U.S. Department of Justice lodged a consent decree on behalf of the U.S. Environmental Protection Agency (EPA) for ParentCo to conduct the work outlined in the ROD. This consent decree was entered as final in February 2014 by the U.S. Department of Justice. As a result, ParentCo began construction in March 2014; the fieldwork on a majority of this project was completed by the end of June 2016. A completion report was approved by the EPA in September 2016 and this matter, for the completed portion of the project, transitioned into a long-term (approximately 30 years) inspection, maintenance, and monitoring program. Fieldwork for the remaining portion of the project is expected to be completed in 2018, at which time it would also transition into a long-term inspection, maintenance, and monitoring program. This obligation was transferred from ParentCo to Alcoa Corporation as part of the Separation Transaction on November 1, 2016. At June 30, 2017 and December 31, 2016, the reserve balance associated with this matter was $4.

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

On January 16, 2017, Spain’s National Court issued a decision in favor of the Company related to the assessment received in September 2010. On March 6, 2017, the Company was notified that Spain’s tax authorities did not file an appeal, for which the deadline has passed. As a result, the assessment related to the 2003 through 2005 tax years is null and void. Spain’s National Court has not yet rendered a decision related to the assessment received in July 2013 for the 2006 through 2009 tax years. The amount of this assessment on a standalone basis, including interest, was $150 (€131) as of June 30, 2017.

The Company believes it has meritorious arguments to support its tax position and intends to vigorously litigate the remaining assessment through Spain’s court system. However, in the event the Company is unsuccessful, a portion of the remaining assessment may be offset with existing tax loss carryforwards available to the Spanish consolidated tax group, which would be shared between the Company and Arconic as provided for in the Tax Matters Agreement related to the Separation Transaction. Additionally, it is possible that the Company may receive similar assessments for tax years subsequent to 2009 (see below). Despite the favorable decision received on the first assessment, at this time, the Company is unable to reasonably predict the ultimate outcome for this matter.

This Spanish consolidated tax group has been under audit (began in September 2015) for the 2010 through 2013 tax years. Spain’s tax authorities are nearing the end of the audit and have informed both Alcoa Corporation and Arconic of their intent to issue an assessment similarly disallowing certain interest deductions as the two assessments described above. On August 3, 2017, in lieu of receiving a formal assessment, all parties agreed to a settlement related to the 2010 through 2013 tax years. For Alcoa Corporation, this settlement is not material to the Company’s Consolidated Financial Statements. Given the stage of the appeal of the assessment for the 2006 through 2009 tax years in Spain’s National Court, the settlement of the 2010 through 2013 tax years will not impact the ultimate outcome of that proceeding.

In March 2013, AWAB was notified by the Brazilian Federal Revenue Office (RFB) that approximately $110 (R$220) of value added tax credits previously claimed are being disallowed and a penalty of 50% assessed. Of this amount, AWAB received $41 (R$82) in cash in May 2012. The value added tax credits were claimed by AWAB for both fixed assets and export sales related to the Juruti bauxite mine and São Luís refinery expansion. The RFB has disallowed credits they allege belong to the consortium in which AWAB owns an interest and should not have been claimed by AWAB. Credits have also been disallowed as a result of challenges to apportionment methods used, questions about the use of the credits, and an alleged lack of documented proof. AWAB presented defense of its claim to the RFB on April 8, 2013. If AWAB is successful in this administrative process, the RFB would have no further recourse. If unsuccessful in this process, AWAB has the option to litigate at a judicial level. Separately from AWAB’s administrative appeal, in June 2015, new tax law was enacted repealing the provisions in the tax code that were the basis for the RFB assessing a 50% penalty in this matter. As such, the estimated range of reasonably possible loss is $0 to $31 (R$103), whereby the maximum end of the range represents the portion of the disallowed credits applicable to the export sales and excludes the 50% penalty. Additionally, the estimated range of disallowed credits related to AWAB’s fixed assets is $0 to $36 (R$117), which would increase the net carrying value of AWAB’s fixed assets if ultimately disallowed. It is management’s opinion that the allegations have no basis; however, at this time, the Company is unable to reasonably predict an outcome for this matter.

Between 2000 and 2002, Alcoa Alumínio (Alumínio), an indirect wholly-owned subsidiary of Alcoa Corporation, sold approximately 2,000 metric tons of metal per month from its Poços de Caldas facility, located in the State of Minas Gerais (the “State”), Brazil, to Alfio, a customer also located in the State. Sales in the State were exempted from value-added tax (VAT) requirements. Alfio subsequently sold metal to customers outside of the State, but did not pay the required VAT on those transactions. In July 2002, Alumínio received an assessment from State auditors on the theory that Alumínio should be jointly and severally liable with Alfio for the unpaid VAT. In June 2003, the administrative tribunal found Alumínio liable, and Alumínio filed a judicial case in the State in February 2004 contesting the finding. In May 2005, the Court of First Instance found Alumínio solely liable, and a panel of a State appeals court confirmed this finding in April 2006. Alumínio filed a special appeal to the Superior Tribunal of Justice (STJ) in Brasilia (the federal capital of Brazil) later in 2006. In 2011, the STJ (through one of its judges) reversed the judgment of the lower courts, finding that Alumínio should neither be solely nor jointly and severally liable with Alfio for the VAT, which ruling was then appealed by the State. In August 2012, the STJ agreed to have the case reheard before a five-judge panel. On February 21, 2017, the lead judge of the STJ issued a ruling confirming that Alumínio should be held liable in this matter. On March 16, 2017, Alumínio filed an appeal to have its case reheard before the five-judge panel as originally agreed to by the STJ in August 2012. At June 30, 2017, the assessment, including penalties and interest, totaled $44 (R$145). While Alcoa Corporation believes it has meritorious defenses, the Company is unable to reasonably predict the ultimate outcome for this matter.

Other

In connection with ParentCo’s sale in 2001 of Reynolds Metals Company’s (“Reynolds,” a subsidiary of Alcoa Corporation), alumina refinery in Gregory, Texas, Reynolds assigned an Energy Services Agreement (“ESA”) with Gregory Power Partners (“Gregory Power”) for purchase of steam and electricity by the refinery. On January 11, 2016, Sherwin Alumina Company, LLC (“Sherwin”), the current owner of the refinery, and one of its affiliate entities, filed bankruptcy petitions in Corpus Christi, Texas for reorganization under Chapter 11 of the Bankruptcy Code. On January 26, 2016, Gregory Power delivered notice to Reynolds that Sherwin’s bankruptcy filing constitutes a breach of the ESA; on January 29, 2016, Reynolds responded that the filing does not constitute a breach. Sherwin informed the bankruptcy court that it intends to cease operations because it is not able to continue its bauxite supply agreement, and, thereafter, Gregory Power filed a complaint in the bankruptcy case against Reynolds alleging breach of the ESA. In response to this complaint, Reynolds filed both a motion to dismiss, including a jury demand, and a motion to withdraw the reference to the bankruptcy court based on the jury demand. On July 18, 2017, the district court ordered that any trial would be held to a jury in district court, but that the bankruptcy court would retain jurisdiction on all pre-trial matters. This matter is neither estimable nor probable; therefore, at this time, Alcoa Corporation is unable to reasonably predict the ultimate outcome.

On October 4, 2016, the state of Texas filed suit against Sherwin in the bankruptcy proceeding seeking to hold Sherwin responsible for remediation of alleged environmental conditions at the facility. On October 11, 2016, Sherwin filed a similar suit against Reynolds in the case. On November 10, 2016, Reynolds filed motions to dismiss the Gregory Power complaint and to withdraw the case from bankruptcy court. On November 23, 2016, the bankruptcy court approved Sherwin’s plans for cessation of its operations. On February 16, 2017, Sherwin filed a bankruptcy Chapter 11 Plan and on February 17, 2017 the court approved that Plan. As provided in the Plan, Sherwin, including certain affiliated companies, and Reynolds are negotiating a settlement to allocate among them ownership of and responsibility for certain areas of the refinery. On July 12, 2017, the bankruptcy court entered a stipulation by the parties further extending the time to negotiate and file a settlement through August 28, 2017 (previous date was June 27, 2017).

General

In addition to the matters discussed above, various other lawsuits, claims, and proceedings have been or may be instituted or asserted against Alcoa Corporation, including those pertaining to environmental, product liability, safety and health, contract dispute, and tax matters, and other actions and claims arising out of the normal course of business. While the amounts claimed in these other matters may be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that the Company’s liquidity or results of operations in a particular period could be materially affected by one or more of these other matters. However, based on facts currently available, management believes that the disposition of these other matters that are pending or asserted will not have a material adverse effect, individually or in the aggregate, on the financial position of the Company.

Commitments

Investments

Alcoa Corporation has an investment in a joint venture related to the ownership and operation of an integrated aluminum complex (bauxite mine, alumina refinery, aluminum smelter, and rolling mill) in Saudi Arabia. The joint venture is owned 74.9% by the Saudi Arabian Mining Company (known as “Ma’aden”) and 25.1% by Alcoa Corporation and consists of three separate companies as follows: one each for the mine and refinery, the smelter, and the rolling mill. Alcoa Corporation accounts for its investment in the joint venture under the equity method. As of June 30, 2017 and December 31, 2016, the carrying value of Alcoa Corporation’s investment in this joint venture was $877 and $853, respectively.

Capital investment in the project is expected to total approximately $10,800 (SAR 40.5 billion) and has been funded through a combination of equity contributions by the joint venture partners and project financing obtained by the joint venture companies, which has been partially guaranteed by both partners (see below). Both the equity contributions and the guarantees of the project financing are based on the joint venture’s partners’ ownership interests. Originally, it was estimated that Alcoa Corporation’s total equity contribution in the joint venture related to the capital investment in the project would be approximately $1,100, of which Alcoa Corporation has contributed $982. Based on changes to both the project’s capital investment and equity and debt structure from the initial plans, the estimated $1,100 equity contribution may be reduced. Separate from the capital investment in the project, Alcoa

Corporation contributed $11 and $36 (Ma’aden contributed $33 and $108) to the joint venture in the 2017 second quarter and six-month period, respectively, for short-term funding purposes in accordance with the terms of the joint venture companies’ financing arrangements. Both partners may be required to make such additional contributions in future periods.

The smelting and rolling mill companies have project financing totaling $4,038 (reflects principal repayments made through June 30, 2017), of which $1,014 represents Alcoa Corporation’s share (the equivalent of Alcoa Corporation’s 25.1% interest in the smelting and rolling mill companies). Alcoa Corporation has issued guarantees (see below) to the lenders in the event that the smelting and rolling mill companies default on their debt service requirements through 2017 and 2020 for the smelting company and 2018 and 2021 for the rolling mill company (Ma’aden issued similar guarantees for its 74.9% interest). Alcoa Corporation’s guarantees for the smelting and rolling mill companies cover total debt service requirements of $94 in principal and up to a maximum of approximately $20 in interest per year (based on projected interest rates). At both June 30, 2017 and December 31, 2016, the combined fair value of the guarantees was $3, which was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet.

The mining and refining company has project financing totaling $2,192, of which $550 represents AWAC’s 25.1% interest in the mining and refining company. Alcoa Corporation, on behalf of AWAC, has issued guarantees (see below) to the lenders in the event that the mining and refining company defaults on its debt service requirements through 2019 and 2024 (Ma’aden issued similar guarantees for its 74.9% interest). Alcoa Corporation’s guarantees for the mining and refining company cover total debt service requirements of $120 in principal and up to a maximum of approximately $20 in interest per year (based on projected interest rates). At both June 30, 2017 and December 31, 2016, the combined fair value of the guarantees was $3, which was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. In the event Alcoa Corporation would be required to make payments under the guarantees, 40% of such amount would be contributed to Alcoa Corporation by Alumina Limited, consistent with its ownership interest in AWAC.

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

N. Other Expenses (Income), Net

	Second quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Equity loss	$3	$19	$10	$41
Foreign currency (gains) losses, net	(11)	1	5	13
Net loss (gain) from asset sales	4	(34)	(116)	(32)
Net loss on mark-to-market derivative instruments (K)	19	6	16	9
Other, net	(9)	(15)	(9)	(15)

	$6	$(23)	$(94)	$16

In the 2017 six-month period, Net gain from asset sales included a $120 gain related to the sale of Yadkin (see Note C). In the 2016 second quarter and six-month period, Net gain from asset sales included a $27 gain related to the sale of an equity interest in a natural gas pipeline in Australia.

O. Subsequent Events – Management evaluated all activity of Alcoa and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements, except as described below.

On July 11, 2017, Alcoa Corporation announced plans to restart three (161,400 metric tons of capacity) of the five potlines (269,000 metric tons of capacity) at the Warrick (Indiana) smelter, which is expected to be complete in the second quarter of 2018. This smelter was previously permanently closed in March 2016. The capacity identified for restart will directly supply the existing rolling mill at the Warrick location, to improve efficiency of the integrated site and provide an additional source of metal to help meet an anticipated increase in production volumes. Alcoa Corporation expects to incur restart expenses between $30 and $35 (pre- and after-tax), or $0.16 and $0.19 per diluted share, in the second half of 2017. Additionally, the Company expects to reverse liabilities related to the original closure of approximately $25 (pre- and after-tax), or $0.13 per diluted share, in the third quarter of 2017. These liabilities primarily consist of asset retirement and environmental remediation obligations that were necessary due to the previous decision to demolish the smelter.

Report of Independent Registered Public Accounting Firm*

To the Shareholders and Board of Directors of Alcoa Corporation:

We have reviewed the accompanying consolidated balance sheet of Alcoa Corporation and its subsidiaries (Alcoa Corporation) as of June 30, 2017, and the related statements of consolidated operations, consolidated comprehensive income (loss), and changes in consolidated equity for the three-month and six-month periods ended June 30, 2017 and 2016 and the statement of consolidated cash flows for the six-month periods ended June 30, 2017 and 2016. These consolidated interim financial statements are the responsibility of Alcoa Corporation’s management.

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
August 3, 2017

*	This report should not be considered a “report” within the meanings of Sections 7 and 11 of the Securities Act of 1933, and the independent registered public accounting firm’s liability under Section 11 does not extend to it.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per-share amounts, average realized prices, and average cost amounts; bauxite production and shipments in millions of dry metric tons (mdmt); alumina and aluminum production and shipments in thousands of metric tons (kmt))

References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “ParentCo” refer to Alcoa Inc., a Pennsylvania corporation, and its consolidated subsidiaries (through October 31, 2016, at which time was renamed Arconic Inc. (Arconic)).

Separation Transaction

On November 1, 2016 (the “Separation Date”), Alcoa Corporation (or the “Company) separated from ParentCo into a standalone, publicly-traded company, effective at 12:01 a.m. Eastern Standard Time, (the “Separation Transaction”). Alcoa Corporation is comprised of the bauxite mining, alumina refining, aluminum smelting and casting, and energy operations of ParentCo’s former Alumina and Primary Metals segments, as well as the Warrick, Indiana rolling operations and the 25.1% equity interest in the rolling mill at the joint venture in Saudi Arabia, both of which were part of ParentCo’s Global Rolled Products segment. ParentCo, which later changed its name to Arconic, continues to own the operations within its Global Rolled Products (except for the aforementioned rolling operations that are owned by Alcoa Corporation), Engineered Products and Solutions, and Transportation and Construction Solutions segments.

To effect the Separation Transaction, ParentCo undertook a series of transactions to separate the net assets and certain legal entities of ParentCo, resulting in a cash payment of $1,072 to ParentCo by Alcoa Corporation (an additional $247 was paid to Arconic by Alcoa Corporation in the 2017 six-month period, including $243 associated with the sale of certain of the Company’s energy operations – see Financing Activities in Liquidity and Capital Resources below) with the net proceeds of a previous debt offering. In conjunction with the Separation Transaction, 146,159,428 shares of Alcoa Corporation common stock were distributed to ParentCo shareholders. Additionally, Arconic retained 36,311,767 shares of Alcoa Corporation common stock representing its 19.9% retained interest (Arconic sold 23,353,000 of these shares on February 14, 2017 and the remaining 12,958,767 shares on May 4, 2017). “Regular-way” trading of Alcoa Corporation’s common stock began with the opening of the New York Stock Exchange on November 1, 2016 under the ticker symbol “AA.” Alcoa Corporation’s common stock has a par value of $0.01 per share.

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

ParentCo incurred costs to evaluate, plan, and execute the Separation Transaction, and Alcoa Corporation was allocated a pro rata portion of those costs based on segment revenue (see Cost Allocations below). ParentCo recognized $152 from January 2016 through October 2016 and $24 in 2015 for costs related to the Separation Transaction, of which $68 and $12, respectively, was allocated to Alcoa Corporation. Accordingly, in the 2016 second quarter and six-month period, an allocation of $22 and $31, respectively, was included in Selling, general administrative, and other expenses on Alcoa Corporation’s Statement of Consolidated Operations.

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

In the 2016 second quarter and six-month period, the earnings per share included on Alcoa Corporation’s Statement of Consolidated Operations was calculated based on the 182,471,195 shares of Alcoa Corporation common stock distributed on the Separation Date in conjunction with the completion of the Separation Transaction and is considered pro forma in nature. Prior to November 1, 2016, Alcoa Corporation did not have any issued and outstanding publicly-traded common stock.

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

The following table reflects the allocations described above:

	Second quarter ended	Six months ended
	June 30, 2016
Cost of goods sold(1)	$13	$26
Selling, general administrative, and other expenses(2)	46	77
Research and development expenses	—	2
Provision for depreciation, depletion, and amortization	5	10
Restructuring and other charges(3)	(1)	—
Interest expense	60	119
Other income, net	2	9

(1)	Allocation principally relates to expenses for ParentCo’s retained pension and other postretirement benefits associated with closed and sold operations.
(2)	Allocation includes costs incurred by ParentCo associated with the Separation Transaction (see above).
(3)	Allocation primarily relates to layoff programs for ParentCo corporate employees.

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

Results of Operations

Selected Financial Data:

	Second quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Sales	$2,859	$2,323	$5,514	$4,452
Net income (loss) attributable to Alcoa Corporation	75	(55)	300	(265)
Diluted earnings per share attributable to Alcoa Corporation common shareholders	0.40	(0.29)	1.61	(1.45)

Shipments of alumina (kmt)	2,388	2,266	4,643	4,434
Shipments of aluminum products (kmt)	833	770	1,634	1,534

Alcoa Corporation’s average realized price per metric ton of alumina	$314	$265	$319	$247
Alcoa Corporation’s average realized price per metric ton of primary aluminum	2,199	1,854	2,141	1,835

Net income attributable to Alcoa Corporation was $75 in the 2017 second quarter and $300 in the 2017 six-month period compared with Net loss attributable to Alcoa Corporation of $55 in the 2016 second quarter and $265 in the 2016 six-month period. The improvement in results of $130 in the 2017 second quarter and $565 in the 2017 six-month period was principally related to a higher average realized price for each of alumina and primary aluminum and the absence of allocated interest expense and costs related to the Separation Transaction. These positive impacts were partially offset in the 2017 second quarter and somewhat offset in the 2017 six-month period by increased input and maintenance costs, a higher income tax provision, and higher net income attributable to a noncontrolling interest partner in certain of Alcoa Corporation’s operations. A gain on the sale of certain energy operations and lower restructuring-related charges also contributed to the improvement in the 2017 six-month period.

Sales improved $536, or 23%, and $1,062, or 24%, in the 2017 second quarter and six-month period, respectively, compared to the same periods in 2016. In both periods, the increase was largely attributable to a higher average realized price for each of primary aluminum and alumina and higher volume for both aluminum products and alumina.

Cost of goods sold (COGS) as a percentage of Sales was 80.8% in the 2017 second quarter and 78.9% in the 2017 six-month period compared with 83.6% in the 2016 second quarter and 85.5% in the 2016 six-month period. The percentage in both periods was positively impacted by a higher average realized price for each of alumina and primary aluminum, somewhat offset by increased costs for energy (including $13 related to a financial contract – see below), caustic, and maintenance. Net unfavorable foreign currency movements due to a weaker U.S. dollar and an unfavorable LIFO (last in, first out) inventory adjustment (difference of $39 – see Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net Income (Loss) Attributable to Alcoa Corporation in Segment Information below) also contributed to the referenced offset in the 2017 six-month period.

Selling, general administrative, and other expenses (SG&A) decreased $18 and $31 in the 2017 second quarter and six-month period, respectively, compared to the corresponding periods in 2016. In both periods, the decline was principally due to the absence of costs ($22-second quarter and $31-six months) related to the Separation Transaction (see above). SG&A as a percentage of Sales decreased from 3.9% in the 2016 second quarter to 2.5% in the 2017 second quarter, and from 3.9% in the 2016 six-month period to 2.6% in the 2017 six-month period.

Restructuring and other charges in the 2017 second quarter and six-month period were $12 and $22, respectively, which were comprised of the following components: $5 and $18, respectively, for additional contract costs related to the curtailed Wenatchee (Washington) smelter; $11 and $13, respectively, for layoff costs related to cost reduction initiatives, including the separation of approximately 110 employees in the Aluminum segment; and a reversal of $4 and $9, respectively, associated with several reserves related to prior periods.

Restructuring and other charges in the 2016 second quarter and six-month period were $8 and $92, respectively, which were comprised of the following components: $8 and $86, respectively, for additional net costs related to decisions made in late 2015 to permanently close and demolish the Warrick (Indiana)

smelter and to curtail the Wenatchee smelter and Point Comfort (Texas) refinery (see below); $3 and $11, respectively, for layoff costs related to cost reduction initiatives, including the separation of approximately 30 employees in the Aluminum segment; and a reversal of $2 and $5, respectively, associated with several layoff reserves related to prior periods. Restructuring and other charges in the 2016 second quarter also included a credit of $1 related to the allocation of Corporate restructuring to Alcoa Corporation (see Cost Allocations in Separation Transaction above).

In the 2016 six-month period, the additional net costs related to the closure and curtailment actions included accelerated depreciation of $70 related to the Warrick smelter as it continued to operate through March 2016; a reversal of $20 ($1 in the 2016 second quarter) associated with severance costs initially recorded in late 2015; and $36 ($9 in the 2016 second quarter) in other costs. Additionally in the second quarter of 2016, remaining inventories, mostly operating supplies and raw materials, were written down to their net realizable value, resulting in a charge of $5 ($2 in the 2016 second quarter), which was recorded in COGS. The other costs of $36 ($9 in the 2016 second quarter) represent $27 ($10 in the 2016 second quarter) for contract terminations, $7 in asset retirement obligations for the rehabilitation of a related coal mine in the United States, and $2 (($1) in the 2016 second quarter) in other related costs.

Alcoa Corporation does not include Restructuring and other charges in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

	Second quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Bauxite	$—	$—	$—	$1
Alumina	—	(1)	—	3
Aluminum	12	10	21	88

Segment total	12	9	21	92
Corporate	—	(1)	1	—

Total restructuring and other charges	$12	$8	$22	$92

As of June 30, 2017, approximately 60 of the 110 employees associated with 2017 restructuring programs were separated. The remaining separations for 2017 restructuring programs are expected to be completed by the end of 2017. As of June 30, 2017, the separations associated with 2016 and 2015 restructuring programs were essentially complete.

In the 2017 second quarter and six-month period, cash payments of $5 and $5, respectively, were made against layoff reserves related to 2017 restructuring programs, $1 and $2, respectively, were made against layoff reserves related to 2016 restructuring programs, and $4 and $12, respectively, were made against layoff reserves related to 2015 restructuring programs.

Interest expense declined $41, or 62%, in the 2017 second quarter and $79, or 61%, in the 2017 six-month period compared to the corresponding periods in 2016. The decrease in both periods was due to the absence of an allocation ($60-second quarter and $119-six months) to Alcoa Corporation of ParentCo’s interest expense related to the Separation Transaction (see above), somewhat offset by interest expense ($22-second quarter and $43-six months) associated with $1,250 of debt issued by Alcoa Corporation in September 2016.

Other expenses, net was $6 in the 2017 second quarter compared with Other income, net of $23 in the 2016 second quarter, and Other income, net was $94 in the 2017 six-month period compared to Other expenses, net of $16 in the 2016 six-month period.

The change of $29 in the 2017 second quarter was mostly related to the absence of both a gain on the sale of an equity interest in a natural gas pipeline in Australia ($27) and a benefit for an arbitration recovery related to a 2010 fire at the Iceland smelter ($14), and a net unfavorable change in mark-to-market derivative instruments ($13). These items were partially offset by a smaller equity loss related to Alcoa Corporation’s share of the aluminum complex joint venture in Saudi Arabia ($15) and net favorable foreign currency movements ($12).

In the 2017 six-month period, the change of $110 was largely attributable to a gain ($120) on the sale of the Yadkin Hydroelectric Project (Yadkin – see Aluminum in Segment Information below) and a smaller equity loss related to Alcoa Corporation’s share of the aluminum complex joint venture in Saudi Arabia ($32). These items were somewhat offset by the absence of both a gain on the sale of an equity interest in a natural gas pipeline in Australia ($27) and a benefit for an arbitration recovery related to a 2010 fire at the Iceland smelter ($14).

The effective tax rate was 41.8% (provision on income) and 121.4% (provision on income) for the 2017 and 2016 second quarters, respectively, and 31.9% (provision on income) and 61.0% (provision on a loss) for the 2017 and 2016 six-month periods, respectively.

Alcoa Corporation’s estimated annual effective tax rate for 2017 was 31.9% as of June 30, 2017. This rate differs from the U.S. federal statutory rate of 35% primarily due to foreign income taxed in lower rate jurisdictions, partially offset by domestic losses not tax benefitted. The domestic losses are net of the gain on the sale of Yadkin (see Aluminum in Segment Information below).

For the 2017 six-month period, the Provision for income taxes was composed of three components as follows: (i) the application of the estimated annual effective tax rate for 2017 of 31.9% to pretax income of $655, (ii) a net discrete income tax benefit of $2 for several small items, and (iii) an unfavorable impact of $2 related to the interim period treatment of operational losses in certain jurisdictions for which no tax benefit was recognized (expected to reverse by the end of 2017).

For the 2017 second quarter, the Provision for income taxes is composed of two components as follows: (i) the difference between the application of the estimated annual 2017 effective tax rate as of June 30, 2017 of 31.9% to pretax income for the 2017 six-month period of $655 and the application of the estimated annual 2017 effective tax rate as of March 31, 2017 of 32.9% to pretax income for the 2017 three-month period of $418 and (ii) an unfavorable impact of $28 related to the interim period treatment of operational losses in certain jurisdictions for which no tax benefit was recognized (expected to reverse by the end of 2017).

The rate for the 2016 second quarter differs from the U.S. federal statutory rate of 35% primarily due to U.S. losses and tax credits with no tax benefit realizable by Alcoa Corporation.

The rate for the 2016 six-month period differs (by (96) percentage points) from the U.S. federal statutory rate of 35% primarily due to U.S. losses and tax credits with no tax benefit realizable by Alcoa Corporation and a $5 discrete income tax charge for valuation allowances of certain deferred tax assets in Australia, somewhat offset by foreign income taxed in lower rate jurisdictions.

Net income attributable to noncontrolling interest was $63 in the 2017 second quarter and $146 in the 2017 six-month period compared with $43 in the 2016 second quarter and $38 in the 2016 six-month period. These amounts are entirely related to Alumina Limited of Australia’s (Alumina Limited) 40% ownership interest in several affiliated operating entities, which own, or have an interest in, or operate the bauxite mines and alumina refineries within Alcoa Corporation’s Bauxite and Alumina segments (except for the Poços de Caldas mine and refinery and a portion of the São Luís refinery, all in Brazil) and the Portland smelter (Aluminum segment) in Australia. These individual entities comprise an unincorporated global joint venture between Alcoa Corporation and Alumina Limited known as Alcoa World Alumina and Chemicals (AWAC). Alcoa Corporation owns 60% of these individual entities, which are consolidated by the Company for financial reporting purposes and include Alcoa of Australia Limited, Alcoa World Alumina LLC, and Alcoa World Alumina Brasil Ltda. Alumina Limited’s 40% interest in the earnings of such entities is reflected as Noncontrolling interest on Alcoa Corporation’s Statement of Consolidated Operations.

In the 2017 second quarter and six-month period, these combined entities generated higher net income compared to the same periods in 2016. The favorable change in earnings in both periods was mainly driven by an improvement in operating results, slightly offset by the absence of a $27 ($8 was noncontrolling interest’s share) gain on the sale of an equity interest in a natural gas pipeline in Australia and $26 ($7 was noncontrolling interest’s share) in combined higher energy costs and mark-to-market losses (see below). In both periods, the improvement in these combined entities’ operating results was mostly due to a higher average realized price for both alumina and bauxite, somewhat offset by higher costs for caustic and an increase in maintenance expense for planned overhauls and outages in Western Australia (see Bauxite and Alumina in Segment Information below).

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

As a result of this concession, Alcoa Corporation sought an additional financial contract to cover the exposure to variable power rates for the April through July 2017 period. In March 2017, Alcoa Corporation secured such a contract with a different counterparty; however, the price of power in the spot market rose significantly between January and March 2017. Consequently, the fixed power price secured by this additional financial contract is significantly higher than the fixed power price previously secured by the existing financial contract described above. Accordingly, in the 2017 second quarter, Alcoa Corporation realized $13 in higher energy costs (included in COGS) and $13 in mark-to-market losses (included in Other expenses, net) related to the financial contracts.

On July 11, 2017, Alcoa Corporation announced plans to restart three (161 kmt of capacity) of the five potlines (269 kmt of capacity) at the Warrick smelter, which is expected to be complete in the second quarter of 2018. This smelter was previously permanently closed in March 2016. The capacity identified for restart will directly supply the existing rolling mill at the Warrick location, to improve efficiency of the integrated site and provide an additional source of metal to help meet an anticipated increase in production volumes. Alcoa Corporation expects to incur restart expenses between $30 and $35 (pre- and after-tax), or $0.16 and $0.19 per diluted share, in the second half of 2017. Additionally, the Company expects to reverse liabilities related to the original closure of approximately $25 (pre- and after-tax), or $0.13 per diluted share, in the third quarter of 2017. These liabilities primarily consist of asset retirement and environmental remediation obligations that were necessary due to the previous decision to demolish the smelter.

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

Segment information for all prior periods presented was revised to reflect the new segment structure, as well as the new measure of profit and loss.

Bauxite

	Second quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Production(1),(2) (mdmt)	11.0	11.1	22.1	21.8
Third-party shipments (mdmt)	1.6	1.7	3.0	2.9
Alcoa Corporation’s average cost per dry metric ton of bauxite(3)	$18	$16	$17	$15
Third-party sales	$80	$87	$150	$131
Intersegment sales	208	182	427	357

Total sales	$288	$269	$577	$488

Adjusted EBITDA	$98	$99	$208	$176

(1)	The production amounts do not include additional bauxite (approximately 3 million metric tons per annum) that Alcoa Corporation is entitled to receive (i.e. an amount in excess of its equity ownership interest) from certain other partners at the mine in Guinea.
(2)	In the second quarter of 2017, Alcoa Corporation revised the respective production amount for the 2016 first, second, and third quarters to reflect refinements to individual mine data. As a result, the production reflected in this table for the 2016 second quarter and six-month period were revised from prior period reports. Total bauxite production for annual 2016 remains unchanged at 45.0 mdmt.
(3)	Includes all production-related costs, including conversion costs, such as labor, materials, and utilities; depreciation, depletion, and amortization; and plant administrative expenses.

Bauxite production decreased 1% in the 2017 second quarter and increased 1% in the 2017 six-month period compared with the corresponding periods in 2016.

The decline in the 2017 second quarter was mostly related to a force majeure event (labor unrest) at the mine in Guinea, which has since been resolved.

In the 2017 six-month period, the improvement was primarily the result of a planned increase in production at the Juruti (Brazil) mine and higher production at the Huntly (Australia) mine. These positive impacts were mostly offset by lower production at both the Trombetas (Brazil) mine, due to a 20-day work stoppage in January caused by periods of heavy rain that disrupted normal operations, and the Boké (Guinea) mine, as a result of the previously mentioned force majeure event.

Third-party sales for the Bauxite segment decreased 8% in the 2017 second quarter and improved 15% in the 2017 six-month period compared to the same periods in 2016. The decline in the 2017 second quarter was primarily due to lower volume, mainly caused by the previously mentioned force majeure event. In the 2017 six-month period, the increase was largely attributable to higher volume as this segment continues to expand its third-party bauxite portfolio.

Intersegment sales increased 14% and 20% in the 2017 second quarter and six-month period, respectively, compared with the corresponding periods in 2016 virtually all due to a higher average realized price.

Adjusted EBITDA for this segment decreased $1 in the 2017 second quarter and rose $32 in the 2017 six-month period compared to the same periods in 2016.

The decline in the 2017 second quarter was principally the result of net unfavorable foreign currency movements due to a weaker U.S. dollar, particularly against the Brazilian real; higher costs for fuel oil (absence of Brazil tax credit); an increase in maintenance expense for planned overhauls in Western Australia; and the previously mentioned force majeure event. These negative impacts were mostly offset by the previously mentioned higher average realized price for intersegment sales.

In the 2017 six-month period, the improvement was mostly driven by the previously mentioned higher average realized price for intersegment sales, somewhat offset by net unfavorable foreign currency movements due to a weaker U.S. dollar, particularly against the Brazilian real.

In the 2017 third quarter (comparison with the 2016 third quarter), higher third-party shipments and sales are anticipated related to previously executed customer contracts. Also, higher costs, including maintenance and transportation, are expected.

Alumina

	Second quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Production (kmt)	3,249	3,316	6,460	6,646
Third-party shipments (kmt)	2,388	2,266	4,643	4,434
Alcoa Corporation’s average realized third-party price per metric ton of alumina	$314	$265	$319	$247
Alcoa Corporation’s average cost per metric ton of alumina*	$255	$233	$249	$230
Third-party sales	$749	$601	$1,483	$1,097
Intersegment sales	384	321	745	613

Total sales	$1,133	$922	$2,228	$1,710

Adjusted EBITDA	$227	$114	$524	$129

*	Includes all production-related costs, including raw materials consumed; conversion costs, such as labor, materials, and utilities; depreciation and amortization; and plant administrative expenses.

At June 30, 2017, Alcoa Corporation had 2,305 kmt of idle capacity on a base capacity of 15,064 kmt. Both idle capacity and base capacity were unchanged compared to March 31, 2017.

Alumina production decreased 2% and 3% in the 2017 second quarter and six-month period, respectively, compared with the corresponding periods in 2016, largely attributable to the absence of production from the remaining operating capacity at the Point Comfort (Texas) refinery (2,305 kmt-per-year), which was fully curtailed by the end of June 2016. At the beginning of 2016, the curtailed capacity of this refinery was 670 kmt and increased to 2,305 kmt by the end of the 2016 six-month period.

Third-party sales for the Alumina segment improved 25% in the 2017 second quarter and 35% in the 2017 six-month period compared to the same periods in 2016. The increase in both periods was mostly related to an 18% (second quarter) and 29% (six months) rise in average realized price and a 5% (both periods) improvement in volume. In both periods, the change in average realized price was principally driven by a 21% (second quarter) and 41% (six months) higher average alumina index price (86% (2017 second quarter) and 84% (2016 second quarter) and 86% (2017 and 2016 six-month periods) of smelter-grade third-party shipments were based on the alumina index price).

Intersegment sales increased 20% and 22% in the 2017 second quarter and six-month period, respectively, compared with the corresponding periods in 2016 primarily due to a higher average realized price. This positive impact in the 2017 six-month period was somewhat offset by lower demand from the Aluminum segment.

Adjusted EBITDA for this segment rose $113 in the 2017 second quarter and $395 in the 2017 six-month period compared to the same periods in 2016. The improvement in both periods was mainly related to the previously mentioned higher average realized price, somewhat offset by higher costs for bauxite and caustic and an increase in maintenance expense for outages in Western Australia. Net unfavorable foreign currency movements due to a weaker U.S. dollar, especially against the Australian dollar and Brazilian real, also contributed to the slight offset in the 2017 six-month period.

In the 2017 third quarter (comparison with the 2016 third quarter), higher costs for both bauxite and caustic are expected.

Aluminum

	Second quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Primary aluminum production (kmt)	575	595	1,134	1,195
Third-party aluminum shipments (kmt)	833	770	1,634	1,534
Alcoa Corporation’s average realized third-party price per metric ton of primary aluminum*	$2,199	$1,854	$2,141	$1,835
Alcoa Corporation’s average cost per metric ton of primary aluminum**	$2,001	$1,731	$1,952	$1,742
Third-party sales	$1,988	$1,597	$3,794	$3,149
Intersegment sales	3	2	7	36

Total sales	$1,991	$1,599	$3,801	$3,185

Adjusted EBITDA	$221	$180	$427	$345

*	Average realized price per metric ton of primary aluminum includes three elements: a) the underlying base metal component, based on quoted prices from the LME; b) the regional premium, which represents the incremental price over the base LME component that is associated with the physical delivery of metal to a particular region (e.g., the Midwest premium for metal sold in the United States); and c) the product premium, which represents the incremental price for receiving physical metal in a particular shape (e.g., billet, slab, rod, etc.) or alloy.
**	Includes all production-related costs, including raw materials consumed; conversion costs, such as labor, materials, and utilities; depreciation and amortization; and plant administrative expenses.

In February 2017, Alcoa Corporation’s wholly-owned subsidiary, Alcoa Power Generating Inc., completed the sale of a 215-megawatt hydroelectric project, Yadkin, to Cube Hydro Carolinas, LLC (see Other expenses (income), net in Results of Operations above). Yadkin encompasses four hydroelectric power developments (reservoirs, dams, and powerhouses), known as High Rock, Tuckertown, Narrows, and Falls, situated along a 38-mile stretch of the Yadkin River through the central part of North Carolina. Prior to the divestiture, the power generated by Yadkin was primarily sold into the open market. Yadkin generated sales of $29 in 2016, and had approximately 30 employees as of December 31, 2016.

At June 30, 2017, Alcoa Corporation had 778 kmt of idle capacity on a base capacity of 3,133 kmt. Both idle capacity and base capacity were unchanged compared to March 31, 2017.

Primary aluminum production decreased 3% and 5% in the 2017 second quarter and six-month period, respectively, compared with the corresponding periods in 2016. The decline in both periods was principally the result of lower production at the Portland (Australia) smelter due to an unexpected power outage that occurred in December 2016 as a result of a fault in the Victorian transmission network. This event resulted in management halting production of one of the potlines, which is currently in the process of being ramped up to full production (expected in the 2017 fourth quarter).

Third-party sales for the Primary Metals segment improved 24% in the 2017 second quarter and 20% in the 2017 six-month period compared to the same periods in 2016. In both periods, the increase was mainly attributable to a 19% (second quarter) and 17% (six months) rise in average realized price of primary aluminum and an 8% (second quarter) and 7% (six months) improvement in overall aluminum volume.

The change in average realized price of primary aluminum was largely driven by a 24% (second quarter) and 22% (six months) higher average LME price (on 15-day lag). The higher overall aluminum volume was related to this segment’s rolling operations, primarily due to a tolling arrangement with Arconic (began on November 1, 2016), slightly offset in the 2017 second quarter and somewhat offset in the 2017 six-month period by lower demand for primary aluminum, including from Arconic.

Intersegment sales declined 81% in the 2017 six-month period compared with the corresponding period in 2016 due to the absence of energy sales to the Warrick smelter (included in Corporate – see description of segment realignment above), which was permanently closed at the end of March 2016.

Adjusted EBITDA for this segment rose $41 in the 2017 second quarter and $82 in the 2017 six-month period compared to the same periods in 2016. The improvement in both periods was mostly related to the previously mentioned higher average realized price of primary aluminum, partially offset by higher costs for alumina (global) and energy (mostly in Spain).

In the 2017 third quarter (comparison with the 2016 third quarter), higher input costs, including alumina, energy, and carbon, are expected. Also, third-party aluminum shipments and sales will be favorably impacted due to the tolling arrangement with Arconic.

Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net Income (Loss) Attributable to Alcoa Corporation

	Second quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Total segment Adjusted EBITDA	$546	$393	$1,159	$650
Unallocated amounts:
Impact of LIFO	(8)	(1)	(22)	17
Metal price lag(1)	11	2	17	4
Corporate expense(2)	(36)	(50)	(70)	(86)
Provision for depreciation, depletion, and amortization	(190)	(178)	(369)	(355)
Restructuring and other charges	(12)	(8)	(22)	(92)
Interest expense	(25)	(66)	(51)	(130)
Other (expenses) income, net	(6)	23	94	(16)
Other(3)	(43)	(59)	(81)	(133)

Consolidated income (loss) before income taxes	237	56	655	(141)
Provision for income taxes	(99)	(68)	(209)	(86)
Net income attributable to noncontrolling interest	(63)	(43)	(146)	(38)

Consolidated net income (loss) attributable to Alcoa Corporation	$75	$(55)	$300	$(265)

(1)	Metal price lag describes the timing difference created when the average price of metal sold differs from the average cost of the metal when purchased by Alcoa Corporation’s rolled aluminum operations. In general, when the price of metal increases, metal price lag is favorable, and when the price of metal decreases, metal price lag is unfavorable.
(2)	Corporate expense is primarily composed of general administrative and other expenses of operating the corporate headquarters and other global administrative facilities.
(3)	Other includes, among other items, the Adjusted EBITDA of previously closed operations as applicable, pension and other postretirement benefit expenses associated with closed and sold operations, and intersegment profit elimination.

The changes in the Impact of LIFO, Metal price lag, Corporate expense, and Other reconciling items (see Results of Operations above for significant changes in the remaining reconciling items) for the 2017 second quarter and six-month period compared with the corresponding periods in 2016 (unless otherwise noted) consisted of:

•	a change in the Impact of LIFO, mostly due to an increase in the price of alumina at June 30, 2017 indexed to December 31, 2016 compared to a decrease in the price of alumina at June 30, 2016 indexed to December 31, 2015;

•	a change in Metal price lag, the result of a higher increase in the price of aluminum at June 30, 2017 indexed to December 31, 2016 compared to the price of aluminum at June 30, 2016 indexed to December 31, 2015 (the increase in the price of aluminum in both periods was mostly driven by higher base metal prices (LME));

•	a decline in Corporate expense, largely attributable to the absence of expenses related to the Separation Transaction ($22-second quarter and $31-six months); and

•	a change in Other, principally the result of an unfavorable energy impact from a long-term power contract related to the Rockdale (Texas) smelter and the permanent closures of the Suriname refinery and Warrick smelter (six months only).

Environmental Matters

See the Environmental Matters section of Note M to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Cash From Operations

Cash provided from operations was $385 in the 2017 six-month period compared with cash used for operations of $441 in the same period of 2016. The improvement in cash from operations of $826 was mostly due to higher operating results (net income (loss) plus net add-back for noncash transactions in earnings); a favorable change in noncurrent assets of $133, which was mainly the result of the absence of a $200 prepayment made under a natural gas supply agreement in Australia; and a positive change associated with working capital of $93.

Financing Activities

Cash used for financing activities was $338 in the 2017 six-month period, an increase of $578 compared with cash provided from financing activities of $240 in the corresponding period of 2016.

The use of cash in the 2017 six-month period was principally driven by a cash payment of $247 (see Investing Activities below) to Arconic related to the Separation Transaction, mostly representing the net proceeds from the sale of Yadkin (see Aluminum in Segment Information above) in accordance with the Separation and Distribution Agreement, and $99 in net cash paid to Alumina Limited (see Noncontrolling interest in Results of Operations above).

In the 2016 six-month period, the source of cash was primarily the result of $335 in net transfers from Parent Company, somewhat offset by $84 in cash paid to Alumina Limited (see Noncontrolling interest in Results of Operations above).

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

Investing Activities

Cash provided from investing activities was $44 in the 2017 six-month period compared with cash used for investing activities of $43 in the 2016 six-month period, resulting in an increase in cash provided of $87.

In the 2017 six-month period, the source of cash was largely attributable to $243 in net proceeds received (see Financing Activities above) from the sale of Yadkin (see Aluminum in Segment Information above), mostly offset by $159 in capital expenditures and $36 in equity contributions related to the aluminum complex joint venture in Saudi Arabia.

The use of cash in the 2016 six-month period was mainly due to $172 in capital expenditures and a $13 payment as a result of a post-closing adjustment associated with the December 2014 divestiture of an ownership stake in a smelter in the United States. These items were mostly offset by $145 in proceeds from the sale of an equity interest in a natural gas pipeline in Australia.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the second quarter of 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.	Exhibits.

2.	Amended and Restated Alcoa Corporation to Arconic Inc. Trademark License Agreement, dated as of June 25, 2017, by and between Alcoa USA Corp. and Arconic Inc.

10.1	Alcoa Corporation Annual Cash Incentive Compensation Plan (as Amended and Restated as of May 10, 2017), incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 15, 2017

10.2	Alcoa Corporation 2016 Stock Incentive Plan (as Amended and Restated as of May 10, 2017), incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 15, 2017

10.3	Terms and Conditions for Restricted Share Units Annual Director Awards, effective May 9, 2017

10.4	Alcoa Corporation Amended and Restated Change in Control Severance Plan, dated as of July 31, 2017

10.5	Form of Amended and Restated Indemnification Agreement by and between Alcoa Corporation and individual directors or officers, effective August 1, 2017

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.	Mine Safety Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alcoa Corporation

August 3, 2017	By /s/ WILLIAM F. OPLINGER
Date	William F. Oplinger
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

August 3, 2017	By /s/ MOLLY S. BEERMAN
Date	Molly S. Beerman
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

2.	Amended and Restated Alcoa Corporation to Arconic Inc. Trademark License Agreement, dated as of June 25, 2017, by and between Alcoa USA Corp. and Arconic Inc.

10.1	Alcoa Corporation Annual Cash Incentive Compensation Plan (as Amended and Restated as of May 10, 2017), incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 15, 2017

10.2	Alcoa Corporation 2016 Stock Incentive Plan (as Amended and Restated as of May 10, 2017), incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 15, 2017

10.3	Terms and Conditions for Restricted Share Units Annual Director Awards, effective May 9, 2017

10.4	Alcoa Corporation Amended and Restated Change in Control Severance Plan, dated as of July 31, 2017

10.5	Form of Amended and Restated Indemnification Agreement by and between Alcoa Corporation and individual directors or officers, effective August 1, 2017

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.	Mine Safety Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document