Form 10-Q
period 2017-09-30
Alcoa Corp
filed 2017-10-27
CIK 1675149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-37816

ALCOA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	81-1789115
(State of incorporation)	(I.R.S. Employer Identification No.)

201 Isabella Street, Suite 500, Pittsburgh, Pennsylvania	15212-5858
(Address of principal executive offices)	(Zip code)

412-315-2900

(Registrant’s telephone number, including area code)

390 Park Avenue, New York, New York 10022-4608

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

As of October 20, 2017, 185,022,929 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Alcoa Corporation and subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	Third quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Sales to unrelated parties	$2,725	$2,075	$7,837	$6,028
Sales to related parties (A)	239	254	641	753

Total sales (E)	2,964	2,329	8,478	6,781

Cost of goods sold (exclusive of expenses below)	2,361	1,968	6,713	5,775
Selling, general administrative, and other expenses (A)	70	92	214	267
Research and development expenses	8	8	23	26
Provision for depreciation, depletion, and amortization	194	181	563	536
Restructuring and other charges (D)	(10)	17	12	109
Interest expense	26	67	77	197
Other expenses (income), net (N)	27	(106)	(67)	(90)

Total costs and expenses	2,676	2,227	7,535	6,820

Income (loss) before income taxes	288	102	943	(39)
Provision for income taxes (L)	119	92	328	178

Net income (loss)	169	10	615	(217)

Less: Net income attributable to noncontrolling interest	56	20	202	58

NET INCOME (LOSS) ATTRIBUTABLE TO ALCOA CORPORATION	$113	$(10)	$413	$(275)

EARNINGS PER SHARE ATTRIBUTABLE TO ALCOA CORPORATION COMMON SHAREHOLDERS (F):
Basic	$0.61	$(0.06)	$2.24	$(1.51)

Diluted	$0.60	$(0.06)	$2.21	$(1.51)

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and subsidiaries

Statement of Consolidated Comprehensive (Loss) Income (unaudited)

(in millions)

	Alcoa Corporation		Noncontrolling interest		Total
	Third quarter ended September 30,		Third quarter ended September 30,		Third quarter ended September 30,
	2017	2016	2017	2016	2017	2016
Net income (loss)	$113	$(10)	$56	$20	$169	$10

Other comprehensive (loss) income, net of tax (G):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	44	20	5	(1)	49	19
Foreign currency translation adjustments	141	32	44	45	185	77
Net change in unrecognized gains/losses on cash flow hedges	(415)	(370)	(5)	(10)	(420)	(380)

Total Other comprehensive (loss) income, net of tax	(230)	(318)	44	34	(186)	(284)

Comprehensive (loss) income	$(117)	$(328)	$100	$54	$(17)	$(274)

	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016	2017	2016
Net income (loss)	$413	$(275)	$202	$58	$615	$(217)

Other comprehensive (loss) income, net of tax (G):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	190	19	24	2	214	21
Foreign currency translation adjustments	281	446	121	184	402	630
Net change in unrecognized gains/losses on cash flow hedges	(729)	(639)	57	4	(672)	(635)

Total Other comprehensive (loss) income, net of tax	(258)	(174)	202	190	(56)	16

Comprehensive income (loss)	$155	$(449)	$404	$248	$559	$(201)

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents (K)	$1,119	$853
Receivables from customers	840	668
Other receivables	193	166
Inventories (I)	1,323	1,160
Fair value of derivative contracts (K)	112	51
Prepaid expenses and other current assets	217	283

Total current assets	3,804	3,181

Properties, plants, and equipment	23,253	22,550
Less: accumulated depreciation, depletion, and amortization	13,971	13,225

Properties, plants, and equipment, net	9,282	9,325

Investments (H & M)	1,408	1,358
Deferred income taxes	862	741
Fair value of derivative contracts (K)	153	468
Other noncurrent assets	1,745	1,668

Total assets	$17,254	$16,741

LIABILITIES
Current liabilities:
Accounts payable, trade	$1,618	$1,455
Accrued compensation and retirement costs	450	456
Taxes, including income taxes	166	147
Fair value of derivative contracts (K)	139	35
Other current liabilities (C)	376	707
Long-term debt due within one year (K)	17	21

Total current liabilities	2,766	2,821

Long-term debt, less amount due within one year (K)	1,384	1,424
Accrued pension benefits	1,703	1,851
Accrued other postretirement benefits	1,076	1,166
Asset retirement obligations	627	604
Environmental remediation (M)	270	264
Fair value of derivative contracts (K)	689	234
Noncurrent income taxes	318	310
Other noncurrent liabilities and deferred credits	303	370

Total liabilities	9,136	9,044

CONTINGENCIES AND COMMITMENTS (M)

EQUITY
Alcoa Corporation shareholders’ equity:
Common stock	2	2
Additional capital	9,584	9,531
Retained earnings (deficit)	309	(104)
Accumulated other comprehensive loss (G)	(4,033)	(3,775)

Total Alcoa Corporation shareholders’ equity	5,862	5,654

Noncontrolling interest	2,256	2,043

Total equity	8,118	7,697

Total liabilities and equity	$17,254	$16,741

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Nine months ended September 30,
	2017	2016
CASH FROM OPERATIONS
Net income (loss)	$615	$(217)
Adjustments to reconcile net income (loss) to cash from operations:
Depreciation, depletion, and amortization	564	536
Deferred income taxes	64	6
Equity income, net of dividends	1	34
Restructuring and other charges (D)	12	109
Net gain from investing activities – asset sales (C & N)	(115)	(164)
Net periodic pension benefit cost (J)	83	43
Stock-based compensation	21	24
Other	31	12
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) in receivables	(112)	(126)
(Increase) Decrease in inventories	(102)	39
Decrease (Increase) in prepaid expenses and other current assets	62	(22)
Increase (Decrease) in accounts payable, trade	109	(175)
(Decrease) in accrued expenses	(320)	(338)
Increase (Decrease) in taxes, including income taxes	15	(103)
Pension contributions	(82)	(45)
(Increase) in noncurrent assets	(88)	(188)
Increase in noncurrent liabilities	11	25

CASH PROVIDED FROM (USED FOR) OPERATIONS	769	(550)

FINANCING ACTIVITIES
Net transfers from Parent Company (A)	—	407
Cash paid to Arconic related to separation (A & C)	(247)	—
Net change in short-term borrowings (original maturities of three months or less)	2	—
Additions to debt (original maturities greater than three months)	3	—
Payments on debt (original maturities greater than three months)	(55)	(16)
Proceeds from the exercise of employee stock options	38	—
Contributions from noncontrolling interest	56	—
Distributions to noncontrolling interest	(244)	(176)
Other	(6)	—

CASH (USED FOR) PROVIDED FROM FINANCING ACTIVITIES	(453)	215

INVESTING ACTIVITIES
Capital expenditures	(255)	(258)
Proceeds from the sale of assets and businesses (C)	243	112
Additions to investments (M)	(44)	(3)
Sales of investments	—	146
Net change in restricted cash	—	(2)

CASH USED FOR INVESTING ACTIVITIES	(56)	(5)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	6	24

Net change in cash and cash equivalents	266	(316)
Cash and cash equivalents at beginning of year	853	557

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,119	$241

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and subsidiaries

Statement of Changes in Consolidated Equity (unaudited)

(in millions)

	Alcoa Corporation Shareholders
	Parent Company net investment	Common stock	Additional capital	Retained (deficit) earnings	Accumulated other comprehensive loss	Non- controlling interest	Total equity
Balance at June 30, 2016	$11,127	$—	$—	$—	$(1,456)	$2,180	$11,851
Net (loss) income	(10)	—	—	—	—	20	10
Other comprehensive (loss) income (G)	—	—	—	—	(318)	34	(284)
Establishment of defined benefit plans	176	—	—	—	(2,704)	—	(2,528)
Change in Parent Company net investment	151	—	—	—	—	—	151
Distributions	—	—	—	—	—	(92)	(92)
Other	—	—	—	—	—	4	4

Balance at September 30, 2016	$11,444	$—	$—	$—	$(4,478)	$2,146	$9,112

Balance at June 30, 2017	$—	$2	$9,559	$196	$(3,803)	$2,245	$8,199
Net income	—	—	—	113	—	56	169
Other comprehensive (loss) income (G)	—	—	—	—	(230)	44	(186)
Stock-based compensation	—	—	7	—	—	—	7
Common stock issued: compensation plans	—	—	20	—	—	—	20
Distributions	—	—	—	—	—	(89)	(89)
Other	—	—	(2)	—	—	—	(2)

Balance at September 30, 2017	$—	$2	$9,584	$309	$(4,033)	$2,256	$8,118

Balance at December 31, 2015	$11,042	$—	$—	$—	$(1,600)	$2,071	$11,513
Net (loss) income	(275)	—	—	—	—	58	(217)
Other comprehensive (loss) income (G)	—	—	—	—	(174)	190	16
Establishment of defined benefit plans	176	—	—	—	(2,704)	—	(2,528)
Change in Parent Company net investment	501	—	—	—	—	—	501
Distributions	—	—	—	—	—	(176)	(176)
Other	—	—	—	—	—	3	3

Balance at September 30, 2016	$11,444	$—	$—	$—	$(4,478)	$2,146	$9,112

Balance at December 31, 2016	$—	$2	$9,531	$(104)	$(3,775)	$2,043	$7,697
Net income	—	—	—	413	—	202	615
Other comprehensive (loss) income (G)	—	—	—	—	(258)	202	(56)
Stock-based compensation	—	—	21	—	—	—	21
Common stock issued: compensation plans	—	—	37	—	—	—	37
Contributions	—	—	—	—	—	56	56
Distributions	—	—	—	—	—	(244)	(244)
Other	—	—	(5)	—	—	(3)	(8)

Balance at September 30, 2017	$—	$2	$9,584	$309	$(4,033)	$2,256	$8,118

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

In preparing the Consolidated Financial Statements for the year ended December 31, 2016, management discovered that the amount for Cost of goods sold previously reported for the three and nine months ended September 30, 2016 included an immaterial error due to an under-allocation of LIFO (last-in, first-out) expense of $4 and $14, respectively. The amount for Cost of goods sold in the accompanying Statement of Consolidated Operations for the three and nine months ended September 30, 2016 was revised to correct this immaterial error.

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

To effect the Separation Transaction, ParentCo undertook a series of transactions to separate the net assets and certain legal entities of ParentCo, resulting in a cash payment of $1,072 to ParentCo by Alcoa Corporation (an additional $247 was paid to Arconic by Alcoa Corporation in the 2017 nine-month period, including $243 associated with the sale of certain of the Company’s energy operations – see Note C) with the net proceeds of a previous debt offering. In conjunction with the Separation Transaction, 146,159,428 shares of Alcoa Corporation common stock were distributed to ParentCo shareholders. Additionally, Arconic retained 36,311,767 shares of Alcoa Corporation common stock representing its 19.9% retained interest (Arconic sold 23,353,000 of these shares on February 14, 2017 and the remaining 12,958,767 shares on May 4, 2017). “Regular-way” trading of Alcoa Corporation’s common stock began with the opening of the New York Stock Exchange on November 1, 2016 under the ticker symbol “AA.” Alcoa Corporation’s common stock has a par value of $0.01 per share.

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

ParentCo incurred costs to evaluate, plan, and execute the Separation Transaction, and Alcoa Corporation was allocated a pro rata portion of those costs based on segment revenue (see Cost Allocations below). ParentCo recognized $152 from January 2016 through October 2016 and $24 in 2015 for costs related to the Separation Transaction, of which $68 and $12, respectively, was allocated to Alcoa Corporation. Accordingly, in the 2016 third quarter and nine-month period, an allocation of $23 and $54, respectively, was included in Selling, general administrative, and other expenses on the accompanying Statement of Consolidated Operations.

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

The following table reflects the allocations described above:

	Third quarter ended	Nine months ended
	September 30, 2016
Cost of goods sold(1)	$13	$39
Selling, general administrative, and other expenses(2)	47	124
Research and development expenses	–	2
Provision for depreciation, depletion, and amortization	5	15
Restructuring and other charges(3)	1	1
Interest expense	59	178
Other expenses (income), net	1	(8)

(1)	Allocation principally relates to expenses for ParentCo’s retained pension and other postretirement benefits associated with closed and sold operations.
(2)	Allocation includes costs incurred by ParentCo associated with the Separation Transaction (see Separation Transaction above).
(3)	Allocation primarily relates to layoff programs for ParentCo corporate employees.

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

Related Party Transactions. Transactions between Alcoa Corporation and Arconic have been presented as related party transactions in the accompanying Consolidated Financial Statements. Sales to Arconic from Alcoa Corporation were $239 and $641 in the 2017 third quarter and nine-month period, respectively, and $254 and $753 in the 2016 third quarter and nine-month period, respectively. As of

September 30, 2017 and December 31, 2016, outstanding receivables from Arconic were $96 and $67, respectively, and were included in Receivables from customers on the accompanying Consolidated Balance Sheet.

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

In March 2017, the FASB issued changes to the presentation of net periodic benefit cost related to pension and other postretirement benefit plans. These changes require that an entity report the service cost component of net periodic benefit cost in the same line item(s) on the statement of operations as other compensation costs arising from services rendered by the pertinent employees during a reporting period. The other components of net periodic benefit cost (see Note J) are required to be presented separately from the service cost component. In other words, these other components may be aggregated and presented as a separate line item or they may be included in existing line items on the statement of operations other than such line items that include the service cost component. Currently, Alcoa Corporation includes all components of net periodic benefit cost in Cost of goods sold (business employees) and Selling, general administrative, and other expenses (corporate employees) consistent with the location of other compensation costs related to the respective employees. Additionally, these changes only allow the service cost component to be capitalized as applicable (e.g., as a cost of internally manufactured inventory). These changes become effective for Alcoa Corporation on January 1, 2018. Other than providing additional disclosure, management has determined that the adoption of these changes will not have a material impact on the Consolidated Financial Statements.

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

In August 2017, the FASB issued changes to the accounting for hedging activities. These changes permit hedge accounting for risk components in hedging relationships involving nonfinancial risk and interest rate risk; reduce current limitations on the designation and measurement of a hedged item in a fair value hedge of interest rate risk; remove the requirement to separately measure and report hedge ineffectiveness; provide an election to systematically and rationally recognize in earnings the initial value of any amount excluded from the assessment of hedge effectiveness for all types of hedges; and lighten the requirements of effectiveness testing. Additionally, modifications to existing disclosures, as well as additional disclosures, will be required to reflect these changes regarding the measurement and recording of hedging activities. These changes become effective for Alcoa Corporation on January 1, 2019 (early adoption is permitted). Management is currently evaluating early adopting these changes and the potential impact of these changes on the Consolidated Financial Statements.

In May 2014, the FASB issued changes to the recognition of revenue from contracts with customers. These changes created a comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersede virtually all existing revenue recognition requirements and guidance. This framework is expected to result in less complex guidance in application while providing a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. In August 2015, the FASB deferred the effective date by one year, making these changes effective for Alcoa Corporation on January 1, 2018. Through a previously established project team, the Company has completed a detailed review of the terms and provisions of its customer contracts in light of these changes. The project team is in the process of finalizing the evaluation of these contracts under the new guidance, as well as assessing the need for any potential changes to the Company’s accounting policies and internal control structure. That said, Alcoa Corporation recognizes revenue when title, ownership, and risk of loss pass to the customer, all of which occurs upon shipment or delivery of the product and is based on the applicable shipping terms. Alcoa Corporation’s sales of its products to customers represent single performance obligations, which are not expected to be impacted by these changes. As a result, management does not expect the adoption of these changes to have a material impact on the Consolidated Financial Statements.

C. Acquisitions and Divestitures – In February 2017, Alcoa Corporation’s wholly-owned subsidiary, Alcoa Power Generating Inc., completed the sale of its 215-megawatt Yadkin Hydroelectric Project (Yadkin) to Cube Hydro Carolinas, LLC for $246 in cash ($241 was received in the 2017 first quarter and $5 was received in the 2017 second quarter). In the 2017 nine-month period, Alcoa Corporation recognized a gain of $120 (pre- and after-tax) in Other income, net on the accompanying Statement of Consolidated Operations. In accordance with the Separation and Distribution Agreement (see Note A), Alcoa Corporation remitted $243 of the proceeds to Arconic. At December 31, 2016, Alcoa Corporation had a liability of $243, which was included in Other current liabilities on the accompanying Consolidated

Balance Sheet. The sale of Yadkin is subject to post-closing adjustments related to potential earnouts through January 31, 2027, unless the provisions of the earnouts are met earlier. Any such adjustment would result in Alcoa Corporation receiving additional cash (none of which would be remitted to Arconic) and recognizing income. Yadkin encompasses four hydroelectric power developments (reservoirs, dams, and powerhouses), known as High Rock, Tuckertown, Narrows, and Falls, situated along a 38-mile stretch of the Yadkin River through the central part of North Carolina. Prior to the divestiture, the power generated by Yadkin was primarily sold into the open market. Yadkin generated sales of $29 in 2016, and had approximately 30 employees as of December 31, 2016.

D. Restructuring and Other Charges – In the third quarter and nine-month period of 2017, Alcoa Corporation recorded $10 of income and $12 of expense, respectively, in Restructuring and other charges, which were comprised of the following components: $6 and $24, respectively, for additional contract costs related to the curtailed Wenatchee (Washington) and São Luís (Brazil) smelters; $4 and $17, respectively, for layoff costs, including the separation of approximately 10 and 120 (110 in the Aluminum segment) employees, respectively, and related pension costs of $3 and $6, respectively (see Note J); $7 (both periods) for costs related to the relocation of the Company’s headquarters and principal executive office from New York, New York to Pittsburgh, Pennsylvania; a charge of $2 (both periods) for other miscellaneous items; and a reversal of $29 and $38, respectively, associated with several reserves related to prior periods (see below).

On July 11, 2017, Alcoa Corporation announced plans to restart three (161,400 metric tons of capacity) of the five potlines (268,800 metric tons of capacity) at the Warrick (Indiana) smelter, which is expected to be complete in the second quarter of 2018. This smelter was previously permanently closed in March 2016 by ParentCo. The capacity identified for restart will directly supply the existing rolling mill at the Warrick location to improve efficiency of the integrated site and provide an additional source of metal to help meet an anticipated increase in production volumes. As a result of the decision to reopen this smelter, in the 2017 third quarter, Alcoa Corporation reversed $29 in remaining liabilities related to the original closure decision. These liabilities consisted of $20 in asset retirement obligations and $4 in environmental remediation obligations, which were necessary due to the previous decision to demolish the smelter, and $5 in severance and contract termination costs. Additionally, the carrying value of the smelter and related assets was reduced to zero as the smelter ramped down between the permanent closure decision date (end of 2015) and the end of March 2016. Once these assets are placed back into service in conjunction with the restart, their carrying value will remain zero. As such, only newly acquired or constructed assets related to the Warrick smelter will be depreciated.

In the third quarter and nine-month period of 2016, Alcoa Corporation recorded Restructuring and other charges of $17 and $109, respectively.

Restructuring and other charges in the 2016 third quarter included $17 for layoff costs related to cost reduction initiatives, including the separation of approximately 30 employees in the Aluminum segment and related pension settlement costs (see Note J); a net credit of $1 for other miscellaneous items; and a net charge of $1 related to corporate actions of ParentCo allocated to Alcoa Corporation.

In the 2016 nine-month period, Restructuring and other charges included $84 for additional net costs related to decisions made in late 2015 to permanently close and demolish the Warrick smelter (see above) and to curtail the Wenatchee smelter and Point Comfort (Texas) refinery (see below); $28 for layoff costs related to cost reduction initiatives, including the separation of approximately 60 employees in the Aluminum segment and related pension settlement costs (see Note J); a net charge of $1 related to corporate actions of ParentCo allocated to Alcoa Corporation (see Cost Allocations in Note A); and a reversal of $4 associated with several layoff reserves related to prior periods.

In the 2016 nine-month period, the additional net costs related to the closure and curtailment actions included accelerated depreciation of $70 related to the Warrick smelter as it continued to operate through March 2016; a reversal of $24 ($4 in the 2016 third quarter) associated with severance costs initially recorded in late 2015; and $38 ($2 in the 2016 third quarter) in other costs. Additionally in the 2016 nine-month period, remaining inventories, mostly operating supplies and raw materials, were written down to their net realizable value, resulting in a charge of $5, which was recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. The other costs of $38 ($2 in the 2016 third quarter) represent $30 ($3 in the 2016 third quarter) for contract terminations, $4 (($3) in the 2016 third quarter) in asset retirement obligations for the rehabilitation of a coal mine related to the Warrick smelter, and $4 ($2 in the 2016 third quarter) in other related costs.

Alcoa Corporation does not include Restructuring and other charges in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

	Third quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Bauxite	$1	$–	$1	$–
Alumina	4	(1)	4	1
Aluminum	(22)	17	(1)	107

Segment total	(17)	16	4	108
Corporate	7	1	8	1

Total restructuring and other charges	$(10)	$17	$12	$109

As of September 30, 2017, approximately 70 of the 120 employees associated with 2017 restructuring programs were separated. The remaining separations for 2017 restructuring programs are expected to be completed by the end of 2017. As of June 30, 2017, the separations associated with 2016 and 2015 restructuring programs were essentially complete.

In the 2017 third quarter and nine-month period, cash payments of $2 and $7, respectively, were made against layoff reserves related to 2017 restructuring programs, less than $1 and $2, respectively, were made against layoff reserves related to 2016 restructuring programs, and $4 and $16, respectively, were made against layoff reserves related to 2015 restructuring programs.

Activity and reserve balances for restructuring charges were as follows:

	Layoff costs	Other costs	Total
Reserve balances at December 31, 2015	$137	$15	$152

2016:
Cash payments	(74)	(35)	(109)
Restructuring charges	32	168	200
Other*	(57)	(120)	(177)

Reserve balances at December 31, 2016	38	28	66

2017:
Cash payments	(25)	(33)	(58)
Restructuring charges	17	30	47
Other*	(17)	(2)	(19)

Reserve balances at September 30, 2017	$13	$23	$36

*	Other includes reversals of previously recorded restructuring charges and the effects of foreign currency translation. In the 2017 nine-month period and 2016, Other for layoff costs also included a reclassification of $6 (see Note J) and $16, respectively, in pension benefits costs, as these obligations were included in Alcoa Corporation’s separate liability for pension benefits obligations. Additionally in 2016, Other for other costs also included a reclassification of the following restructuring charges: $97 in asset retirement and $26 in environmental obligations, as these liabilities were included in Alcoa Corporation’s separate reserves for asset retirement obligations and environmental remediation.

The remaining reserves are expected to be paid in cash during the remainder of 2017, with the exception of $15, which is expected to be paid by no later than the end of 2019, for contract termination and special layoff benefit payments.

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

The operating results of Alcoa Corporation’s reportable segments were as follows (differences between segment totals and combined totals are in Corporate):

	Bauxite	Alumina	Aluminum	Total
Third quarter ended September 30, 2017
Sales:
Third-party sales – unrelated party	$104	$713	$1,851	$2,668
Third-party sales – related party	—	—	239	239
Intersegment sales	221	398	9	628

Total sales	$325	$1,111	$2,099	$3,535

Adjusted EBITDA	$113	$203	$303	$619
Supplemental information:
Depreciation, depletion, and amortization	$24	$53	$106	$183
Equity loss	—	(5)	(7)	(12)
Third quarter ended September 30, 2016
Sales:
Third-party sales – unrelated party	$93	$585	$1,346	$2,024
Third-party sales – related party	—	—	254	254
Intersegment sales	192	317	2	511

Total sales	$285	$902	$1,602	$2,789

Adjusted EBITDA	$97	$78	$183	$358
Supplemental information:
Depreciation, depletion, and amortization	$21	$47	$103	$171
Equity loss	—	(9)	(7)	(16)

	Bauxite	Alumina	Aluminum	Total
Nine months ended September 30, 2017
Sales:
Third-party sales – unrelated party	$254	$2,196	$5,243	$7,693
Third-party sales – related party	—	—	641	641
Intersegment sales	648	1,143	16	1,807

Total sales	$902	$3,339	$5,900	$10,141

Adjusted EBITDA	$321	$727	$730	$1,778
Supplemental information:
Depreciation, depletion, and amortization	$61	$155	$315	$531
Equity loss	—	(10)	(11)	(21)
Nine months ended September 30, 2016
Sales:
Third-party sales – unrelated party	$224	$1,682	$3,996	$5,902
Third-party sales – related party	—	—	753	753
Intersegment sales	549	930	38	1,517

Total sales	$773	$2,612	$4,787	$8,172

Adjusted EBITDA	$273	$207	$528	$1,008
Supplemental information:
Depreciation, depletion, and amortization	$57	$139	$310	$506
Equity loss	—	(30)	(24)	(54)

The following table reconciles total segment Adjusted EBITDA to consolidated net income (loss) attributable to Alcoa Corporation:

	Third quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Total segment Adjusted EBITDA	$619	$358	$1,778	$1,008
Unallocated amounts:
Impact of LIFO (I)	(14)	1	(36)	18
Metal price lag(1)	5	1	22	5
Corporate expense(2)	(34)	(47)	(104)	(133)
Provision for depreciation, depletion, and amortization	(194)	(181)	(563)	(536)
Restructuring and other charges (D)	10	(17)	(12)	(109)
Interest expense	(26)	(67)	(77)	(197)
Other (expenses) income, net (N)	(27)	106	67	90
Other(3)	(51)	(52)	(132)	(185)

Consolidated income (loss) before income taxes	288	102	943	(39)
Provision for income taxes	(119)	(92)	(328)	(178)
Net income attributable to noncontrolling interest	(56)	(20)	(202)	(58)

Consolidated net income (loss) attributable to Alcoa Corporation	$113	$(10)	$413	$(275)

(1)	Metal price lag describes the timing difference created when the average price of metal sold differs from the average cost of the metal when purchased by Alcoa Corporation’s rolled aluminum operations. In general, when the price of metal increases, metal price lag is favorable, and when the price of metal decreases, metal price lag is unfavorable.
(2)	Corporate expense is primarily composed of general administrative and other expenses of operating the corporate headquarters and other global administrative facilities.
(3)	Other includes, among other items, the Adjusted EBITDA of previously closed operations as applicable, pension and other postretirement benefit expenses associated with closed and sold operations, and intersegment profit elimination.

F. Earnings Per Share – Basic earnings per share (EPS) amounts are computed by dividing earnings by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding.

The information used to compute basic and diluted EPS attributable to Alcoa Corporation common shareholders was as follows (shares in millions):

	Third quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income (loss) attributable to Alcoa Corporation	$113	$(10)	$413	$(275)

Average shares outstanding – basic	185	182	184	182
Effect of dilutive securities:
Stock options	1	—	1	—
Stock and performance awards	1	—	2	—

Average shares outstanding – diluted	187	182	187	182

In the 2016 third quarter and nine-month period, the EPS included on the accompanying Statement of Consolidated Operations was calculated based on the 182,471,195 shares of Alcoa Corporation common stock distributed on the Separation Date in conjunction with the completion of the Separation Transaction and is considered pro forma in nature. Prior to November 1, 2016, Alcoa Corporation did not have any issued and outstanding publicly-traded common stock.

As of September 30, 2017, there were 5 million outstanding employee stock options and stock awards (including performance), which resulted in 2 million and 3 million of dilutive securities in the 2017 third quarter and nine-month period, respectively. The following describes, in general, how the dilutive securities are calculated. The calculation of dilutive securities requires a company to assume that it will purchase shares of its own common stock from the stock market to offset the dilution that eventual vested employee stock compensation can create. This assumption is based on a predetermined formula and does not consider whether a company engages in a regular practice of purchasing its own common stock. The number of shares a company is presumed to have purchased of its own common stock is calculated based on the average market price of a company’s common stock during the respective period. The calculated number of shares presumed purchased by a company is then subtracted from the total number of shares issuable to the employees to derive the number of dilutive securities. As a result, each stock option or stock award that impacts the number of dilutive securities in a given period is included on a less than full share basis.

G. Accumulated Other Comprehensive Loss

The following table details the activity of the three components that comprise Accumulated other comprehensive loss for both Alcoa Corporation’s shareholders and noncontrolling interest:

	Alcoa Corporation		Noncontrolling interest
	Third quarter ended September 30,		Third quarter ended September 30,
	2017	2016	2017	2016
Pension and other postretirement benefits (J)
Balance at beginning of period	$(2,184)	$(353)	$(37)	$(53)
Establishment of defined benefit plans	—	(2,704)	—	—
Other comprehensive income (loss):
Unrecognized net actuarial loss and prior service cost/benefit	(6)	(22)	6	(1)
Tax benefit (expense)	2	17	(2)	—

Total Other comprehensive (loss) income before reclassifications, net of tax	(4)	(5)	4	(1)
Amortization of net actuarial loss and prior service cost/benefit(1)	50	38	1	1
Tax expense(2)	(2)	(13)	—	(1)

Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	48	25	1	—

Total Other comprehensive income (loss)	44	20	5	(1)

Balance at end of period	$(2,140)	$(3,037)	$(32)	$(54)

Foreign currency translation
Balance at beginning of period	$(1,515)	$(1,437)	$(600)	$(640)
Other comprehensive income(3)	141	32	44	45

Balance at end of period	$(1,374)	$(1,405)	$(556)	$(595)

Cash flow hedges (K)
Balance at beginning of period	$(104)	$334	$63	$11
Other comprehensive loss:
Net change from periodic revaluations	(545)	(434)	(2)	20
Tax benefit (expense)	109	95	1	(6)

Total Other comprehensive (loss) income before reclassifications, net of tax	(436)	(339)	(1)	14

Net amount reclassified to earnings:
Aluminum contracts(4)	33	4	—	—
Energy contracts(5)	(8)	(50)	(5)	(34)
Interest rate contracts(6)	—	—	—	—

Sub-total	25	(46)	(5)	(34)
Tax (expense) benefit(2)	(4)	15	1	10

Total amount reclassified from Accumulated other comprehensive (loss) income, net of tax(7)	21	(31)	(4)	(24)

Total Other comprehensive loss	(415)	(370)	(5)	(10)

Balance at end of period	$(519)	$(36)	$58	$1

	Alcoa Corporation		Noncontrolling interest
	Nine months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Pension and other postretirement benefits (J)
Balance at beginning of period	$(2,330)	$(352)	$(56)	$(56)
Establishment of defined benefit plans	–	(2,704)	–	–
Other comprehensive income:
Unrecognized net actuarial loss and prior service cost/benefit	42	(44)	24	–
Tax benefit (expense)	5	25	(2)	–

Total Other comprehensive income (loss) before reclassifications, net of tax	47	(19)	22	–

Amortization of net actuarial loss and prior service cost/benefit(1)	149	58	2	3
Tax expense(2)	(6)	(20)	–	(1)

Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	143	38	2	2

Total Other comprehensive income	190	19	24	2

Balance at end of period	$(2,140)	$(3,037)	$(32)	$(54)

Foreign currency translation
Balance at beginning of period	$(1,655)	$(1,851)	$(677)	$(779)
Other comprehensive income(3)	281	446	121	184

Balance at end of period	$(1,374)	$(1,405)	$(556)	$(595)

Cash flow hedges (K)
Balance at beginning of period	$210	$603	$1	$(3)
Other comprehensive (loss) income:
Net change from periodic revaluations	(975)	(779)	88	35
Tax benefit (expense)	186	170	(26)	(10)

Total Other comprehensive (loss) income before reclassifications, net of tax	(789)	(609)	62	25

Net amount reclassified to earnings:
Aluminum contracts(4)	82	(1)	–	–
Energy contracts(5)	(11)	(50)	(7)	(34)
Interest rate contracts(6)	–	7	–	5

Sub-total	71	(44)	(7)	(29)
Tax (expense) benefit(2)	(11)	14	2	8

Total amount reclassified from Accumulated other comprehensive income (loss), net of tax(7)	60	(30)	(5)	(21)

Total Other comprehensive (loss) income	(729)	(639)	57	4

Balance at end of period	$(519)	$(36)	$58	$1

(1)	These amounts were included in the computation of net periodic benefit cost for pension and other postretirement benefits (see Note J).
(2)	These amounts were included in Provision for income taxes on the accompanying Statement of Consolidated Operations.
(3)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.
(4)	These amounts were included in Sales on the accompanying Statement of Consolidated Operations.
(5)	The amounts for the third quarter and nine months ended September 30, 2017 were included in Cost of goods sold on the accompanying Statement of Consolidated Operations. The amounts for the third quarter and nine months ended September 30, 2016 were included in Other income, net on the accompanying Statement of Consolidated Operations.
(6)	These amounts were included in Other expenses (income), net on the accompanying Statement of Consolidated Operations.

(7)	A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings. These amounts were reflected on the accompanying Statement of Consolidated Operations in the line items indicated in footnotes 1 through 6.

H. Investments – A summary of unaudited financial information for Alcoa Corporation’s equity investments is as follows (amounts represent 100% of investee financial information):

	Third quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Sales	$979	$888	$2,853	$2,684
Cost of goods sold	792	840	2,186	2,200
Net income (loss)	55	(6)	97	23

I. Inventories

	September 30, 2017	December 31, 2016
Finished goods	$257	$226
Work-in-process	264	220
Bauxite and alumina	429	429
Purchased raw materials	478	363
Operating supplies	146	137
LIFO reserve	(251)	(215)

	$1,323	$1,160

At September 30, 2017 and December 31, 2016, the total amount of inventories valued on a LIFO basis was $432, or 27%, and $393, or 29%, respectively, of total inventories before LIFO adjustments. The inventory values, prior to the application of LIFO, are generally determined under the average cost method, which approximates current cost.

J. Pension and Other Postretirement Benefits – The components of net periodic benefit cost were as follows:

	Third quarter ended September 30,		Nine months ended September 30,
	2017	2016**	2017	2016**
Pension benefits
Service cost	$18	$18	$53	$42
Interest cost	62	44	183	81
Expected return on plan assets	(101)	(80)	(298)	(140)
Recognized net actuarial loss	47	36	139	55
Amortization of prior service cost	2	2	6	5
Settlements*	3	13	3	13
Special termination benefits*	–	–	3	1

Net periodic benefit cost	$31	$33	$89	$57

*	These amounts were recorded in Restructuring and other charges on the accompanying Statement of Consolidated Operations (see Note D).
**	In the 2016 third quarter and nine-month period, Alcoa Corporation also recognized multiemployer expense related to pension benefits of $8 and $53, respectively.

	Third quarter ended September 30,		Nine months ended September 30,
	2017	2016*	2017	2016*
Other postretirement benefits
Service cost	$2	$1	$4	$1
Interest cost	9	6	28	8
Recognized net actuarial loss	3	3	10	3
Amortization of prior service benefit	(1)	(2)	(4)	(2)

Net periodic benefit cost	$13	$8	$38	$10

*	In the 2016 third quarter and nine-month period, Alcoa Corporation also recognized multiemployer expense related to other postretirement benefits of $2 and $19, respectively.

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

Alcoa Corporation’s commodity and derivative activities are subject to the management, direction, and control of the Strategic Risk Management Committee (SRMC), which consists of at least three members, including the chief executive officer and the chief financial officer. The remaining member(s) are other officers and/or employees of the Company as the chief executive officer may designate from time to time. Currently, the only other member of the SRMC is Alcoa Corporation’s treasurer. The SRMC meets on a periodic basis to review derivative positions and strategy and reports to the Audit Committee of Alcoa Corporation’s Board of Directors on the scope of its activities.

Alcoa Corporation’s aluminum, energy, and foreign exchange contracts are held for purposes other than trading. They are used primarily to mitigate uncertainty and volatility, and to cover underlying exposures. Alcoa Corporation is not involved in trading activities for energy, weather derivatives, or other nonexchange commodity trading activities.

Several of Alcoa Corporation’s aluminum, energy, and foreign exchange contracts are classified as Level 1 or Level 2 under the fair value hierarchy. The total fair value of these derivative contracts recorded as assets and liabilities was $43 and $92, respectively, at September 30, 2017 and $5 and $2, respectively, at December 31, 2016. Certain of these contracts are designated as hedging instruments, either fair value or cash flow, and the remaining are not designated as such. Combined, Alcoa Corporation recognized a gain of $1 and a loss of $23 in Other expenses (income), net on the accompanying Statement of Consolidated Operations in the 2017 third quarter and nine-month period, respectively. Additionally, for the contracts designated as cash flow hedges, Alcoa Corporation recognized an unrealized loss of $39 and $64 in Other comprehensive loss in the 2017 third quarter and nine-month period, respectively.

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

D6. Alcoa Corporation had a power contract (expired in October 2016 – see D10 below) separate from above that contains an LME-linked embedded derivative. Prior to its expiration, the embedded derivative was valued using the probability and interrelationship of future LME prices, Australian dollar to U.S. dollar exchange rates, and the U.S. consumer price index. Significant increases or decreases in the LME price would result in a higher or lower fair value measurement. An increase in actual LME price over the inputs used in the valuation model will result in a higher cost of power and a corresponding decrease to the derivative asset. This embedded derivative did not qualify for hedge accounting treatment. Unrealized gains and losses from the embedded derivative were included in Other expenses (income), net on the accompanying Statement of Consolidated Operations while realized gains and losses were included in Cost of goods sold on the accompanying Statement of Consolidated Operations as electricity purchases were made under the contract. At the time this derivative asset was recognized, an equivalent amount was recognized as a deferred credit in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. The amortization of this deferred credit was recognized in Other expenses (income), net on the accompanying Statement of Consolidated Operations as power was received over the life of the contract.

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

D8. In the second quarter of 2016, Alcoa Corporation and the related counterparty elected to modify the pricing of an existing power contract for a smelter in the United States. This amendment contains an embedded derivative that indexes the price of power to the LME price of aluminum plus the Midwest premium. The embedded derivative is valued using the interrelationship of future metal prices (LME base plus Midwest premium) and the amount of megawatt hours of energy needed to produce the forecasted metric tons of aluminum at the smelter. Significant increases or decreases in the metal price would result in a higher or lower fair value measurement. An increase in actual metal price over the inputs used in the valuation model will result in a higher cost of power and a corresponding increase to the derivative liability. Management elected not to qualify the embedded derivative for hedge accounting treatment. Unrealized gains and losses from the embedded derivative were included in Other expenses (income), net on the accompanying Statement of Consolidated Operations while realized gains and losses were included in Cost of goods sold on the accompanying Statement of Consolidated Operations as electricity purchases were made under the contract. At the time this derivative liability was recognized, an equivalent amount was recognized as a deferred charge in Other noncurrent assets on the accompanying Consolidated Balance Sheet. The amortization of this deferred charge is recognized in Other expenses (income), net on the accompanying Statement of Consolidated Operations as power is received over the life of the contract.

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

D10 and D11. Alcoa Corporation has a financial contract (D10) that hedges the anticipated power requirements at one of its smelters that began in November 2016. At that time, the energy supply contract related to this smelter had expired (see D6 above) and Alcoa Corporation began purchasing electricity directly from the spot market. Beyond the term where market information is available, management developed a forward curve, for valuation purposes, based on independent consultant market research. Significant increases or decreases in the power market may result in a higher or lower fair value measurement of the financial contract. Lower prices in the power market would cause a decrease in the derivative asset. The financial contract had been designated as a cash flow hedge of future purchases of electricity (this designation ceased in December 2016 – see below). Through November 2016, unrealized gains and losses on this contract were recorded in Other comprehensive (loss) income on the accompanying Consolidated Balance Sheet, while realized gains and losses were recorded in Cost of goods sold as electricity purchases were made from the spot market. In August 2016, Alcoa Corporation gave the required notice to terminate this financial contract one year from the date of notification. As a result, Alcoa Corporation decreased both the related derivative asset recorded in Other noncurrent assets and the unrealized gain recorded in Accumulated other comprehensive loss by $84, which related to the August 2017 through 2036 timeframe, resulting in no impact to Alcoa Corporation’s earnings. In December 2016, the smelter experienced an unplanned outage, resulting in a portion of the financial contract no longer qualifying for hedge accounting, at which point management elected to discontinue hedge accounting for all of the remainder of the contract (through August 2017). As a result, Alcoa Corporation reclassified an unrealized gain of $7 from Accumulated other comprehensive loss to Other income, net related to the portion of the contract that no longer qualified for hedge accounting. The remaining $6 unrealized gain in Accumulated other comprehensive loss related to the portion management elected to discontinue hedge accounting is reclassified to Cost of goods sold as electricity purchases are made from the spot market through the termination date of the financial contract. Additionally, from December 2016 through August 2017, unrealized gains and losses on this contract were recorded in Other expenses (income), net, and realized gains and losses were recorded in Other expenses (income), net as electricity purchases were made from the spot market.

In January 2017, Alcoa Corporation and the counterparty entered into a new financial contract (D11) to hedge the anticipated power requirements at this smelter for the period from August 2017 through July 2021 and amended the existing financial contract to both reduce the hedged amount of anticipated power requirements and to move up the effective termination date to July 31, 2017. The new financial contract has been designated as a cash flow hedge of future purchases of electricity. Unrealized gains and losses on the new financial contract were recorded in Other comprehensive loss on the accompanying Consolidated Balance Sheet while realized gains and losses were recorded (began in August 2017) in Cost of goods sold as electricity purchases were made from the spot market.

The following table presents quantitative information related to the significant unobservable inputs described above for Level 3 derivative contracts:

	Fair value at September 30, 2017	Unobservable input	Range ($ in full amounts)
Assets:
Embedded aluminum derivative (D7)	$ —	Interrelationship of future aluminum and oil prices	Aluminum: $2,081 per metric ton in 2017 to $2,145 per metric ton in 2018 Oil: $58 per barrel in 2017 to $56 per barrel in 2018
Financial contract (D11)	222	Interrelationship of forward energy price and the Consumer Price Index and price of electricity beyond forward curve	Electricity: $76.44 per megawatt hour in 2017 to $58.78 per megawatt hour in 2021
Liabilities:
Embedded aluminum derivative (D1)	345	Interrelationship of LME price to the amount of megawatt hours of energy needed to produce the forecasted metric tons of aluminum	Aluminum: $2,081 per metric ton in 2017 to $2,496 per metric ton in 2027 Electricity: rate of 4 million megawatt hours per year
Embedded aluminum derivatives (D3 through D5)	311	Price of aluminum beyond forward curve

Aluminum: $2,512 per metric ton in 2028 to $2,604 per metric ton in 2029 (two contracts) and $2,899 per metric ton in 2036 (one contract)

Midwest premium: $0.0925 per pound in 2017 to $0.1050 per pound in 2029 (two contracts) and 2036 (one contract)

Embedded aluminum derivative (D8)	34	Interrelationship of LME price to the amount of megawatt hours of energy needed to produce the forecasted metric tons of aluminum	Aluminum: $2,081 per metric ton in 2017 to $2,159 per metric ton in 2019 Midwest premium: $0.0925 per pound in 2017 to $0.1050 per pound in 2019 Electricity: rate of 2 million megawatt hours per year
Embedded aluminum derivative (D2)	18	Interrelationship of LME price to overall energy price	Aluminum: $2,038 per metric ton in 2017 to $2,183 per metric ton in 2019
Embedded credit derivative (D9)	28	Estimated credit spread between Alcoa Corporation and counterparty	3.51% (Alcoa Corporation – 8.07% and counterparty – 4.56%)

The fair values of Level 3 derivative instruments recorded as assets and liabilities in the accompanying Consolidated Balance Sheet were as follows:

Asset Derivatives	September 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Fair value of derivative contracts – current:
Embedded aluminum derivatives	$—	$29
Financial contract	93	—
Fair value of derivative contracts – noncurrent:
Embedded aluminum derivatives	—	468
Financial contract	129	—

Total derivatives designated as hedging instruments	$222	$497

Derivatives not designated as hedging instruments:
Fair value of derivative contracts – current:
Financial contract	$—	$17

Total derivatives not designated as hedging instruments	$—	$17

Total Asset Derivatives	$222	$514

Liability Derivatives
Derivatives designated as hedging instruments:
Fair value of derivative contracts – current:
Embedded aluminum derivatives	$81	$17
Fair value of derivative contracts – noncurrent:
Embedded aluminum derivatives	593	187

Total derivatives designated as hedging instruments	$674	$204

Derivatives not designated as hedging instruments:
Fair value of derivative contracts – current:
Embedded aluminum derivative	$23	$10
Embedded credit derivative	4	5
Fair value of derivative contracts – noncurrent:
Embedded aluminum derivative	11	18
Embedded credit derivative	24	30

Total derivatives not designated as hedging instruments	$62	$63

Total Liability Derivatives	$736	$267

The following tables present a reconciliation of activity for Level 3 derivative contracts:

	Assets		Liabilities
Third quarter ended September 30, 2017	Embedded aluminum derivatives	Financial contracts	Embedded aluminum derivatives	Embedded credit derivative
Opening balance – July 1, 2017	$94	$254	$326	$33
Total gains or losses (realized and unrealized) included in:
Sales	20	—	(9)	—
Cost of goods sold	—	(13)	—	(2)
Other expenses, net	1	(17)	7	(3)
Other comprehensive loss	(114)	(7)	388	—
Purchases, sales, issuances, and settlements*	—	—	—	—
Transfers into and/or out of Level 3*	—	—	—	—
Other	(1)	5	(4)	—

Closing balance – September 30, 2017	$—	$222	$708	$28

Change in unrealized gains or losses included in earnings for derivative contracts held at September 30, 2017:
Sales	$—	$—	$—	$—
Cost of goods sold	—	—	—	—
Other expenses, net	1	(17)	7	(3)

*	In the 2017 third quarter, there were no purchases, sales, issuances or settlements of Level 3 derivative instruments. Additionally, there were no transfers of derivative instruments into or out of Level 3.

	Assets		Liabilities
Nine months ended September 30, 2017	Embedded aluminum derivatives	Financial contracts	Embedded aluminum derivatives	Embedded credit derivative
Opening balance – January 1, 2017	$497	$17	$232	$35
Total gains or losses (realized and unrealized) included in:
Sales	50	—	(24)	—
Cost of goods sold	—	(18)	—	(4)
Other income, net	1	(9)	15	(3)
Other comprehensive loss	(547)	100	496	—
Purchases, sales, issuances, and settlements*	—	119	—	—
Transfers into and/or out of Level 3*	—	—	—	—
Other	(1)	13	(11)	—

Closing balance – September 30, 2017	$—	$222	$708	$28

Change in unrealized gains or losses included in earnings for derivative contracts held at September 30, 2017:
Sales	$—	$—	$—	$—
Cost of goods sold	—	—	—	—
Other income, net	1	(9)	15	(3)

*	In January 2017, there was an issuance of a new financial contract (see D11 above). In the 2017 nine-month period, there were no purchases, sales or settlements of Level 3 derivative instruments. Additionally, there were no transfers of derivative instruments into or out of Level 3.

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

Alcoa Corporation has five Level 3 embedded aluminum derivatives and one Level 3 financial contract (through November 2016 – see D10 above) that have been designated as cash flow hedges as described below. Additionally, in January 2017, Alcoa Corporation entered into a new financial contract, which was designated as a cash flow hedging instrument and was classified as Level 3 under the fair value hierarchy (see D11 above), that replaced the existing financial contract in August 2017.

Embedded aluminum derivatives (D1 through D5). Alcoa Corporation has entered into energy supply contracts that contain pricing provisions related to the LME aluminum price. The LME-linked pricing features are considered embedded derivatives. Five of these embedded derivatives have been designated as cash flow hedges of forward sales of aluminum. At September 30, 2017 and December 31, 2016, these embedded aluminum derivatives hedge forecasted aluminum sales of 2,926 kmt and 3,127 kmt, respectively.

Alcoa Corporation recognized a net unrealized loss of $502 and $1,043 in the 2017 third quarter and nine-month period, respectively, and $462 and $830 in the 2016 third quarter and nine-month period, respectively, in Other comprehensive loss related to these five derivative instruments. Additionally, Alcoa Corporation reclassified a realized loss of $29 and $74 in the 2017 third quarter and nine-month period, respectively, and a realized gain of $4 and a realized loss of $1 in the 2016 third quarter and nine-month period, respectively, from Accumulated other comprehensive loss to Sales. Assuming market rates remain constant with the rates at September 30, 2017, a realized loss of $61 is expected to be recognized in Sales over the next 12 months.

There was no ineffectiveness related to these five derivative instruments in the 2017 third quarter and nine-month period and the 2016 third quarter and nine-month period.

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

In the 2017 third quarter and nine-month period, Alcoa Corporation reclassified a realized gain of $1 and $6, respectively, from Accumulated other comprehensive loss to Cost of goods sold. In the 2016 third quarter and nine-month period, Alcoa Corporation recognized an unrealized gain of $49 and $88, respectively, in Other comprehensive loss. Additionally, Alcoa Corporation recognized a gain of $3 in Other expenses, net related to hedge ineffectiveness in the 2016 nine-month period. There was no ineffectiveness related to the financial contract in the 2016 third quarter.

In addition, in January 2017, Alcoa Corporation entered into a new financial contract that hedges the anticipated power requirements at this smelter for the period from August 2017 through July 2021 (see D11 above). At September 30, 2017, this financial contract hedges forecasted electricity purchases of 9,424,800 megawatt hours. In the 2017 third quarter and nine-month period, Alcoa Corporation recognized an unrealized loss of $7 and an unrealized gain of $100, respectively, in Other comprehensive loss. Additionally, Alcoa Corporation reclassified a realized gain of $12 in both the 2017 third quarter and nine-month period from Accumulated other comprehensive loss to Cost of goods sold. Assuming market rates remain consistent with the rates at September 30, 2017, a realized gain of $65 is expected to be recognized in Cost of goods sold over the next 12 months. Additionally, Alcoa Corporation recognized a loss of $6 and $2 in Other expenses (income), net related to hedge ineffectiveness in the 2017 third quarter and nine-month period, respectively.

Derivatives Not Designated As Hedging Instruments

Alcoa Corporation has two (three prior to October 2016) Level 3 embedded aluminum derivatives (D6 through D8) and one Level 3 embedded credit derivative (D9) that do not qualify for hedge accounting treatment and one Level 3 financial contract that management elected to discontinue hedge accounting treatment (see D10 above). As such, gains and losses related to the changes in fair value of these instruments are recorded directly in earnings. In the 2017 and 2016 third quarter, Alcoa Corporation recognized a loss of $15 and a gain of $1, respectively, in Other expenses (income), net, of which a loss of $7 (both periods) related to the embedded aluminum derivatives, a gain of $3 and $8, respectively, related to the embedded credit derivative, and a loss of $11 (2017 third quarter) related to the financial contract. In the 2017 and 2016 nine-month period, Alcoa Corporation recognized a loss of $19 and $8, respectively, in Other income, net, of which a loss of $15 (both periods) related to the embedded aluminum derivatives, a gain of $3 and $7, respectively, related to the embedded credit derivative, and a loss of $7 (2017 nine-month period) related to the financial contract.

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

Other Financial Instruments

The carrying values and fair values of Alcoa Corporation’s other financial instruments were as follows:

	September 30, 2017		December 31, 2016
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$1,119	$1,119	$853	$853
Restricted cash	8	8	6	6
Long-term debt due within one year	17	17	21	21
Long-term debt, less amount due within one year	1,384	1,565	1,424	1,573

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

L. Income Taxes – The effective tax rate was 41.3% (provision on income) and 90.2% (provision on income) for the 2017 and 2016 third quarters, respectively, and 34.8% (provision on income) and 456.4% (provision on a loss) for the 2017 and 2016 nine-month periods, respectively.

Alcoa Corporation’s estimated annual effective tax rate for 2017 was 34.2% as of September 30, 2017. This rate differs from the U.S. federal statutory rate of 35% primarily due to foreign income taxed in lower rate jurisdictions, mostly offset by domestic losses not tax benefitted. The domestic losses are net of the gain on the sale of Yadkin (see Note C).

For the 2017 nine-month period, the Provision for income taxes was composed of three components as follows: (i) the application of the estimated annual effective tax rate for 2017 of 34.2% to pretax income of $943, (ii) a net discrete income tax charge of $11, including $10 related to a tax holiday (see below), and (iii) a favorable impact of $6 related to the interim period treatment of operational losses in certain jurisdictions for which no tax benefit was recognized (expected to reverse by the end of 2017).

For the 2017 third quarter, the Provision for income taxes is composed of three components as follows: (i) the difference between the application of the estimated annual 2017 effective tax rate as of September 30, 2017 of 34.2% to pretax income for the 2017 nine-month period of $943 and the application of the estimated annual 2017 effective tax rate as of June 30, 2017 of 31.9% to pretax income for the 2017 six-month period of $655, (ii) a net discrete income tax charge of $13, including $10 related to a tax holiday (see below), and (iii) a favorable impact of $8 related to the interim period treatment of operational losses in certain jurisdictions for which no tax benefit was recognized (expected to reverse by the end of 2017).

In the 2017 third quarter, AWAB received approval for a tax holiday related to the operation of the Juruti (Brazil) bauxite mine. This tax holiday is effective as of January 1, 2017 (retroactively) and decreases AWAB’s income tax rate from 34% to 15.25%, which will result in future cash tax savings over a 10-year period.

As a result of this income tax rate change, AWAB’s existing deferred tax assets that are expected to reverse during the holiday period were required to be remeasured at the lower tax rate. This remeasurement resulted in both a decrease to AWAB’s deferred tax assets and a noncash charge to earnings of $10 ($6 after noncontrolling interest).

The rate for the 2016 third quarter differs from the U.S. federal statutory rate of 35% primarily due to U.S. losses and tax credits with no tax benefit realizable by Alcoa Corporation, somewhat offset by foreign income taxed in lower rate jurisdictions and tax benefits on interest expense eliminated to Parent Company net investment.

The rate for the 2016 nine-month period differs (by (491.4) percentage points) from the U.S. federal statutory rate of 35% primarily due to U.S. losses and tax credits with no tax benefit realizable by Alcoa Corporation, slightly offset by foreign income taxed in lower rate jurisdictions and tax benefits on interest expense eliminated to Parent Company net investment.

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

As of September 30, 2017, Alcoa Corporation’s net deferred tax asset was $562, of which $554 relates to the Foreign Filers. There has not been a material change in the facts and circumstances underlying the analysis described above. As such, management concluded that the net deferred tax assets of the Foreign Filers will more likely than not be realized in future periods, resulting in no need for a partial or full valuation allowance as of September 30, 2017.

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

Alcoa Corporation’s remediation reserve balance was $306 and $324 at September 30, 2017 and December 31, 2016 (of which $36 and $60 was classified as a current liability), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated.

In the 2017 third quarter and nine-month period, the remediation reserve was decreased by $5 and $2, respectively. The change in both periods was due to a reversal of $4 related to the restart of the Warrick smelter (see Note D), a reduction of $2 related to the Mosjøen location (see below), and a charge of $1 (third quarter) and $4 (nine months) associated with several sites. Of the changes to the remediation reserve in both periods, the reversal of $4 was recorded in Restructuring and other charges, while the remainder was recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations.

Payments related to remediation expenses applied against the reserve were $10 and $30 in the 2017 third quarter and nine-month period, respectively. These amounts include expenditures currently mandated, as well as those not required by any regulatory authority or third party. The respective change in the reserve also reflects an increase of $4 due to the effects of foreign currency translation in the 2017 third quarter, and an increase of both $9 due to the effects of foreign currency translation and $5 for the reclassification of an amount previously included in Alcoa Corporation’s liability for asset retirement obligations on the Company’s Consolidated Balance Sheet as of December 31, 2016 in the 2017 nine-month period.

Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be approximately 2% of cost of goods sold.

The Separation and Distribution Agreement includes provisions for the assignment or allocation of environmental liabilities between Alcoa Corporation and Arconic, including certain remediation obligations associated with environmental matters. In general, the respective parties are responsible for the environmental matters associated with their operations, and with the properties and other assets assigned to each. Additionally, the Separation and Distribution Agreement lists environmental matters with a shared responsibility between the two companies with an allocation of responsibility and the lead party responsible for management of each matter. For matters assigned to Alcoa Corporation (Arconic) under the Separation and Distribution Agreement, Alcoa Corporation (Arconic) has agreed to indemnify Arconic (Alcoa Corporation) in whole or in part for environmental liabilities arising from operations prior to the Separation Date. The following description provides details regarding the current status of certain significant reserves related to current or former Alcoa Corporation sites. With the exception of the Fusina, Italy matter, Alcoa Corporation assumed full responsibility of the matters described below.

Sherwin, TX—In connection with ParentCo’s sale of the Sherwin alumina refinery, which was required to be divested as part of ParentCo’s acquisition of Reynolds Metals Company in 2000, ParentCo agreed to retain responsibility for the remediation of the then existing environmental conditions, as well as a pro rata share of the final closure of the active bauxite residue waste disposal areas (known as the Copano facility). All ParentCo obligations regarding the Sherwin refinery and Copano facility were transferred from ParentCo to Alcoa Corporation as part of the Separation Transaction on November 1, 2016. In February 2017, the current owner of the Sherwin alumina refinery and Copano facility received court approval for reorganization under Chapter 11 of the U.S. Bankruptcy Code (see Other within Note M). Through the bankruptcy proceedings, the owner of Sherwin exercised its right under the U.S. Bankruptcy Code to reject the agreement from 2000 containing the previously mentioned retained responsibility, which had the effect of terminating all rights and responsibilities of the parties to the agreement. The Company continues to be involved in a legal dispute with the owner of Sherwin related to the allocation of responsibility for the environmental obligations at this site. At this time, it is unclear if the ultimate outcome of this matter will result in a change to Alcoa Corporation’s reserve. At September 30, 2017 and December 31, 2016, the reserve balance associated with Sherwin was $30.

Baie Comeau, Quebec, Canada—In August 2012, ParentCo presented an analysis of remediation alternatives to the Quebec Ministry of Sustainable Development, Environment, Wildlife and Parks (MDDEP), in response to a previous request, related to known polychlorinated biphenyls (PCBs) and polycyclic aromatic hydrocarbons (PAHs) contained in sediments of the Anse du Moulin bay. As such, ParentCo increased the reserve for Baie Comeau by $25 in 2012 to reflect the estimated cost of ParentCo’s recommended alternative, consisting of both dredging and capping of the contaminated sediments. In July 2013, ParentCo submitted the Environmental Impact Assessment for the project to the MDDEP. The MDDEP notified ParentCo that the project as it was submitted was approved and a final ministerial decree was issued in July 2015. As a result, no further adjustment to the reserve was required in 2015. The decree provided final approval for the project and ParentCo began work on the final project design at that time; Alcoa Corporation began construction on the project in April 2017 with an estimated completion in 2018. At September 30, 2017 and December 31, 2016, the reserve balance associated with this matter was $12 and $24, respectively.

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

In January 2014, in anticipation of ParentCo reaching a final administrative agreement with the MOE, ParentCo and Ligestra entered into a final agreement related to Fusina for allocation of payments to the MOE for emergency action and natural resource damages and the costs for the approved soil remediation project. The agreement resulted in Ligestra assuming 50% to 80% of all payments and remediation costs. On February 27, 2014, ParentCo and the MOE reached a final administrative agreement for conduct of work. The agreement includes both a soil and groundwater remediation project estimated to cost $33 (€24) and requires payments of $25 (€18) to the MOE for emergency action and natural resource damages. Based on the final agreement with Ligestra, ParentCo’s share of all costs and payments was $17 (€12), of which $9 (€6) related to the damages will be paid annually over a 10-year period, which began in April 2014, and was previously fully reserved. On March 30, 2017, the MOE provided authorization to Trasformazioni to dispose of excavated waste into a third-party landfill; this work began on October 25, 2017. The responsibility for the execution of groundwater remediation project/emergency containment has been transferred to the MOE in accordance with the February 2014 settlement agreement and remediation is slated to begin in late 2017 or in 2018.

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

In April 2015, the NEA notified ParentCo that the revised project was approved and required submission of the final project design before issuing a final order. ParentCo completed and submitted the final project design, which identified a need to stabilize the related wharf structure to allow for the sediment dredging in the harbor. As a result, ParentCo increased the reserve for Mosjøen by $11 in June 2015 to reflect the estimated cost of the wharf stabilization. Also in June 2015, the NEA issued a final order approving the project as well as the final project design. In September 2015, ParentCo increased the reserve by $1 to reflect the potential need (based on prior experience with similar projects) to perform additional dredging if the results of sampling, which is required by the order, don’t achieve the required cleanup levels. Project construction commenced in early 2016 and is expected to be completed by the end of 2017. In the 2017 third quarter, Alcoa Corporation reduced the reserve associated with this matter by $2 based on a revised cost estimate of the remaining project work. At September 30, 2017 and December 31, 2016, the reserve balance associated with this matter was $4 and $8, respectively.

East St. Louis, IL—ParentCo had an ongoing remediation project related to an area used for the disposal of bauxite residue from former alumina refining operations. The project, which was selected by the EPA in a Record of Decision (ROD) issued in July 2012, is aimed at implementing a soil cover over the affected area. On November 1, 2013, the U.S. Department of Justice lodged a consent decree on behalf of the U.S. Environmental Protection Agency (EPA) for ParentCo to conduct the work outlined in the ROD. This consent decree was entered as final in February 2014 by the U.S. Department of Justice. As a result, ParentCo began construction in March 2014; the fieldwork on a majority of this project was completed by the end of June 2016. A completion report was approved by the EPA in September 2016 and this matter, for the completed portion of the project, transitioned into a long-term (approximately 30 years) inspection, maintenance, and monitoring program. Fieldwork for the remaining portion of the project is expected to be completed in 2018, at which time it would also transition into a long-term inspection, maintenance, and monitoring program. This obligation was transferred from ParentCo to Alcoa Corporation as part of the Separation Transaction on November 1, 2016. At September 30, 2017 and December 31, 2016, the reserve balance associated with this matter was $4.

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

On January 16, 2017, Spain’s National Court issued a decision in favor of the Company related to the assessment received in September 2010. On March 6, 2017, the Company was notified that Spain’s tax authorities did not file an appeal, for which the deadline has passed. As a result, the assessment related to the 2003 through 2005 tax years is null and void. Spain’s National Court has not yet rendered a decision related to the assessment received in July 2013 for the 2006 through 2009 tax years. The amount of this assessment on a standalone basis, including interest, was $152 (€129) as of September 30, 2017.

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

This Spanish consolidated tax group had been under audit (began in September 2015) for the 2010 through 2013 tax years. As Spain’s tax authorities neared the end of the audit, they informed both Alcoa Corporation and Arconic of their intent to issue an assessment similarly disallowing certain interest deductions as the two assessments described above. On August 3, 2017, in lieu of receiving a formal assessment, all parties agreed to a settlement related to the 2010 through 2013 tax years. For Alcoa Corporation, this settlement is not material to the Company’s Consolidated Financial Statements. Given the stage of the appeal of the assessment for the 2006 through 2009 tax years in Spain’s National Court, the settlement of the 2010 through 2013 tax years will not impact the ultimate outcome of that proceeding.

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

Between 2000 and 2002, Alcoa Alumínio (Alumínio), an indirect wholly-owned subsidiary of Alcoa Corporation, sold approximately 2,000 metric tons of metal per month from its Poços de Caldas facility, located in the State of Minas Gerais (the “State”), Brazil, to Alfio, a customer also located in the State. Sales in the State were exempted from value-added tax (VAT) requirements. Alfio subsequently sold metal to customers outside of the State, but did not pay the required VAT on those transactions. In July 2002, Alumínio received an assessment from State auditors on the theory that Alumínio should be jointly and severally liable with Alfio for the unpaid VAT. In June 2003, the administrative tribunal found Alumínio liable, and Alumínio filed a judicial case in the State in February 2004 contesting the finding. In May 2005, the Court of First Instance found Alumínio solely liable, and a panel of a State appeals court confirmed this finding in April 2006. Alumínio filed a special appeal to the Superior Tribunal of Justice (STJ) in Brasilia (the federal capital of Brazil) later in 2006. In 2011, the STJ (through one of its judges) reversed the judgment of the lower courts, finding that Alumínio should neither be solely nor jointly and severally liable with Alfio for the VAT, which ruling was then appealed by the State. In August 2012, the STJ agreed to have the case reheard before a five-judge panel. On February 21, 2017, the lead judge of the STJ issued a ruling confirming that Alumínio should be held liable in this matter. On March 16, 2017, Alumínio filed an appeal to have its case reheard before the five-judge panel as originally agreed to by the STJ in August 2012. Separately, in the 2017 second quarter, the State opened a tax amnesty program. At the end of August 2017, Alumínio elected to submit this matter for consideration into the amnesty program, which the State approved. As a result, under the terms of the amnesty program, this matter was settled for $8 (R$25). In the 2017 third quarter, a charge for the settlement amount was recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. Prior to submitting this matter for consideration into the amnesty program, the assessment, including penalties and interest, totaled $46 (R$145). This matter is now closed.

Other

On January 11, 2016, Sherwin Alumina Company, LLC (“Sherwin”), the current owner of a refinery previously owned by ParentCo (see below), and one of its affiliate entities, filed bankruptcy petitions in Corpus Christi, Texas for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Sherwin informed the bankruptcy court that it intends to cease operations because it is not able to continue its bauxite supply agreement. On November 23, 2016, the bankruptcy court approved Sherwin’s plans for cessation of its operations. On February 16, 2017, Sherwin filed a bankruptcy Chapter 11 Plan (the “Plan”) and on February 17, 2017 the court approved that Plan.

In 2000, ParentCo acquired Reynolds Metals Company (“Reynolds,” a subsidiary of Alcoa Corporation), which included an alumina refinery in Gregory, Texas. As a condition of the Reynolds acquisition, ParentCo was required to divest this alumina refinery. In accordance with the terms of the divestiture in 2000, ParentCo agreed to retain responsibility for certain environmental obligations (see Environmental Matters within Note M) and assigned to the buyer an Energy Services Agreement (“ESA”) with Gregory Power Partners (“Gregory Power”) for purchase of steam and electricity by the refinery.

As a result of Sherwin’s initial bankruptcy filing, separate legal actions were initiated against Reynolds by Gregory Power and Sherwin as follows.

Gregory Power— On January 26, 2016, Gregory Power delivered notice to Reynolds that Sherwin’s bankruptcy filing constitutes a breach of the ESA; on January 29, 2016, Reynolds responded that the filing does not constitute a breach. On September 16, 2016, Gregory Power filed a complaint in the bankruptcy case against Reynolds alleging breach of the ESA. In response to this complaint, on November 10, 2016, Reynolds filed both a motion to dismiss, including a jury demand, and a motion to withdraw the reference to the bankruptcy court based on the jury demand. On July 18, 2017, the district court ordered that any trial would be held to a jury in district court, but that the bankruptcy court would retain jurisdiction on all pre-trial matters. At this time, Alcoa Corporation is unable to reasonably predict the ultimate outcome of this matter.

Sherwin—On October 4, 2016, the state of Texas filed suit against Sherwin in the bankruptcy proceeding seeking to hold Sherwin responsible for remediation of alleged environmental conditions at the facility. On October 11, 2016, Sherwin filed a similar suit against Reynolds in the case. As provided in the Plan, Sherwin, including certain affiliated companies, and Reynolds are negotiating an allocation among them as to the ownership of and responsibility for certain areas of the refinery and related bauxite residue waste disposal areas. On October 10, 2017, the bankruptcy court entered a stipulation by the parties further extending the time to negotiate and file a settlement through October 27, 2017 (previous date was August 28, 2017). The parties are continuing to discuss a comprehensive settlement and, on October 25, 2017, filed a stipulation for a further extension through January 10, 2018. At this time, Alcoa Corporation is unable to reasonably predict the ultimate outcome of this matter.

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

Commitments

Investments

Alcoa Corporation has an investment in a joint venture related to the ownership and operation of an integrated aluminum complex (bauxite mine, alumina refinery, aluminum smelter, and rolling mill) in Saudi Arabia. The joint venture is owned 74.9% by the Saudi Arabian Mining Company (known as “Ma’aden”) and 25.1% by Alcoa Corporation and consists of three separate companies as follows: one each for the mine and refinery, the smelter, and the rolling mill. Alcoa Corporation accounts for its investment in the joint venture under the equity method. As of September 30, 2017 and December 31, 2016, the carrying value of Alcoa Corporation’s investment in this joint venture was $871 and $853, respectively.

Capital investment in the project is expected to total approximately $10,800 (SAR 40.5 billion) and has been funded through a combination of equity contributions by the joint venture partners and project financing obtained by the joint venture companies, which has been partially guaranteed by both partners (see below). Both the equity contributions and the guarantees of the project financing are based on the joint venture’s partners’ ownership interests. Originally, it was estimated that Alcoa Corporation’s total equity contribution in the joint venture related to the capital investment in the project would be approximately $1,100, of which Alcoa Corporation has contributed $982. Based on changes to both the project’s capital investment and equity and debt structure from the initial plans, the estimated $1,100 equity contribution may be reduced. Separate from the capital investment in the project, Alcoa Corporation contributed $8 and $44 (Ma’aden contributed $23 and $131) to the joint venture in the 2017 third quarter and nine-month period, respectively, for short-term funding purposes in accordance with the terms of the joint venture companies’ financing arrangements. Both partners may be required to make such additional contributions in future periods.

The smelting and rolling mill companies have project financing totaling $4,012 (reflects principal repayments made through September 30, 2017), of which $1,007 represents Alcoa Corporation’s share (the equivalent of Alcoa Corporation’s 25.1% interest in the smelting and rolling mill companies). Alcoa Corporation has issued guarantees (see below) to the lenders in the event that the smelting and rolling mill companies default on their debt service requirements through 2017 and 2020 for the smelting company and 2018 and 2021 for the rolling mill company (Ma’aden issued similar guarantees for its 74.9% interest). Alcoa Corporation’s guarantees for the smelting and rolling mill companies cover total debt service requirements of $89 in principal and up to a maximum of approximately $15 in interest per year (based on projected interest rates). At September 30, 2017 and December 31, 2016, the combined fair value of the guarantees was $2 and $3, respectively, which was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet.

The mining and refining company has project financing totaling $2,181 (reflects principal repayments made through September 30, 2017), of which $547 represents AWAC’s 25.1% interest in the mining and refining company. Alcoa Corporation, on behalf of AWAC, has issued guarantees (see below) to the lenders in the event that the mining and refining company defaults on its debt service requirements through 2019 and 2024 (Ma’aden issued similar guarantees for its 74.9% interest). Alcoa Corporation’s guarantees for the mining and refining company cover total debt service requirements of $109 in principal and up to a maximum of approximately $20 in interest per year (based on projected interest rates). At both September 30, 2017 and December 31, 2016, the combined fair value of the guarantees was $3, which was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. In the event Alcoa Corporation would be required to make payments under the guarantees, 40% of such amount would be contributed to Alcoa Corporation by Alumina Limited, consistent with its ownership interest in AWAC.

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

N. Other Expenses (Income), Net

	Third quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Equity loss	$13	$18	$23	$59
Foreign currency losses, net	1	8	6	21
Net loss (gain) from asset sales	1	(132)	(115)	(164)
Net loss (gain) on mark-to-market derivative instruments (K)	6	(4)	22	5
Other, net	6	4	(3)	(11)

	$27	$(106)	$(67)	$(90)

In the 2017 nine-month period, Net gain from asset sales included a $120 gain related to the sale of Yadkin (see Note C). In the 2016 third quarter and nine-month period, Net gain from asset sales included a $118 gain related to the sale of wharf property near the Intalco (Washington) smelter. Also in the 2016 nine-month period, Net gain from asset sales included a $27 gain related to the sale of an equity interest in a natural gas pipeline in Australia.

O. Subsequent Events – Management evaluated all activity of Alcoa and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements, except as described below.

On October 10, 2017, Alcoa Corporation and Luminant Generation Company LLC (Luminant) executed an early termination agreement of a power contract, as well as other related fuel and lease agreements, effective October 1, 2017, related to the Company’s Rockdale (Texas) smelter, which has been fully curtailed since the end of 2008. In accordance with the terms of the early termination agreement, Alcoa made a payment of $238 and transferred approximately 2,200 acres of related land and other assets and liabilities to Luminant. The Company will record a charge of approximately $250 (pre- and after-tax) in the fourth quarter of 2017 associated with the early termination agreement.

Since the curtailment of the Rockdale smelter, the Company had been selling surplus electricity into the energy market. The power contract was set to expire no earlier than 2038, except for limited circumstances in which one or both parties could elect to early terminate without penalty for which conditions had never been met. In the 2017 nine-month period and full year 2016, Alcoa Corporation recognized $105 and $141, respectively, in Sales and $148 and $210, respectively, in Cost of goods sold related to the sale of the surplus electricity and the cost of the Luminant power contract.

As a result of the early termination of the power contract, Alcoa has initiated a strategic review of the remaining buildings and equipment associated with the smelter, casthouse, and the aluminum powder plant at the Rockdale location. Management expects to reach a decision on the future of these assets by the end of 2017. Separately, the Company continues to own more than 30,000 acres of land surrounding the Rockdale operations.

Report of Independent Registered Public Accounting Firm*

To the Shareholders and Board of Directors of Alcoa Corporation:

We have reviewed the accompanying consolidated balance sheet of Alcoa Corporation and its subsidiaries (Alcoa Corporation) as of September 30, 2017, and the related statements of consolidated operations, consolidated comprehensive (loss) income, and changes in consolidated equity for the three-month and nine-month periods ended September 30, 2017 and 2016 and the statement of consolidated cash flows for the nine-month periods ended September 30, 2017 and 2016. These consolidated interim financial statements are the responsibility of Alcoa Corporation’s management.

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

October 27, 2017

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

To effect the Separation Transaction, ParentCo undertook a series of transactions to separate the net assets and certain legal entities of ParentCo, resulting in a cash payment of $1,072 to ParentCo by Alcoa Corporation (an additional $247 was paid to Arconic by Alcoa Corporation in the 2017 nine-month period, including $243 associated with the sale of certain of the Company’s energy operations – see Financing Activities in Liquidity and Capital Resources below) with the net proceeds of a previous debt offering. In conjunction with the Separation Transaction, 146,159,428 shares of Alcoa Corporation common stock were distributed to ParentCo shareholders. Additionally, Arconic retained 36,311,767 shares of Alcoa Corporation common stock representing its 19.9% retained interest (Arconic sold 23,353,000 of these shares on February 14, 2017 and the remaining 12,958,767 shares on May 4, 2017). “Regular-way” trading of Alcoa Corporation’s common stock began with the opening of the New York Stock Exchange on November 1, 2016 under the ticker symbol “AA.” Alcoa Corporation’s common stock has a par value of $0.01 per share.

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

ParentCo incurred costs to evaluate, plan, and execute the Separation Transaction, and Alcoa Corporation was allocated a pro rata portion of those costs based on segment revenue (see Cost Allocations below). ParentCo recognized $152 from January 2016 through October 2016 and $24 in 2015 for costs related to the Separation Transaction, of which $68 and $12, respectively, was allocated to Alcoa Corporation. Accordingly, in the 2016 third quarter and nine-month period, an allocation of $23 and $54, respectively, was included in Selling, general administrative, and other expenses on Alcoa Corporation’s Statement of Consolidated Operations.

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

In the 2016 third quarter and nine-month period, the earnings per share included on Alcoa Corporation’s Statement of Consolidated Operations was calculated based on the 182,471,195 shares of Alcoa Corporation common stock distributed on the Separation Date in conjunction with the completion of the Separation Transaction and is considered pro forma in nature. Prior to November 1, 2016, Alcoa Corporation did not have any issued and outstanding publicly-traded common stock.

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

The following table reflects the allocations described above:

	Third quarter ended	Nine months ended
	September 30, 2016
Cost of goods sold(1)	$13	$39
Selling, general administrative, and other expenses(2)	47	124
Research and development expenses	—	2
Provision for depreciation, depletion, and amortization	5	15
Restructuring and other charges(3)	1	1
Interest expense	59	178
Other expenses (income), net	1	(8)

(1)	Allocation principally relates to expenses for ParentCo’s retained pension and other postretirement benefits associated with closed and sold operations.
(2)	Allocation includes costs incurred by ParentCo associated with the Separation Transaction (see above).
(3)	Allocation primarily relates to layoff programs for ParentCo corporate employees.

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

Results of Operations

Selected Financial Data:

	Third quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Sales	$2,964	$2,329	$8,478	$6,781
Net income (loss) attributable to Alcoa Corporation	113	(10)	413	(275)
Diluted earnings per share attributable to Alcoa Corporation common shareholders	0.60	(0.06)	2.21	(1.51)

Shipments of alumina (kmt)	2,271	2,361	6,914	6,795
Shipments of aluminum products (kmt)	868	761	2,502	2,295

Alcoa Corporation’s average realized price per metric ton of alumina	$314	$248	$318	$247
Alcoa Corporation’s average realized price per metric ton of primary aluminum	2,237	1,873	2,175	1,847

Net income attributable to Alcoa Corporation was $113 in the 2017 third quarter and $413 in the 2017 nine-month period compared with Net loss attributable to Alcoa Corporation of $10 in the 2016 third quarter and $275 in the 2016 nine-month period. The improvement in results of $123 in the 2017 third quarter and $688 in the 2017 nine-month period was principally related to a higher average realized price for each of primary aluminum and alumina, the absence of allocated interest expense and costs related to the Separation Transaction, and lower restructuring charges. These positive impacts were partially offset in the 2017 third quarter and somewhat offset in the 2017 nine-month period by increased input and maintenance costs, the absence of a gain on the sale of wharf property, net unfavorable foreign currency movements, a higher income tax provision, and higher net income attributable to a noncontrolling interest partner in certain of Alcoa Corporation’s operations. A gain on the sale of certain energy operations also contributed to the improvement in the 2017 nine-month period.

Sales improved $635, or 27%, and $1,697, or 25%, in the 2017 third quarter and nine-month period, respectively, compared to the same periods in 2016. The increase in both periods was largely attributable to a higher average realized price for each of primary aluminum and alumina and higher overall volume. In the 2017 third quarter, the improvement in overall volume was primarily due to increased shipments for aluminum products and bauxite, partially offset by decreased shipments for alumina. The improvement in overall volume in the 2017 nine-month period was the result of increased shipments in aluminum products, bauxite, and alumina.

Cost of goods sold (COGS) as a percentage of Sales was 79.7% in the 2017 third quarter and 79.2% in the 2017 nine-month period compared with 84.5% in the 2016 third quarter and 85.2% in the 2016 nine-month period. In both periods, the percentage was positively impacted by a higher average realized price for each of primary aluminum and alumina, somewhat offset by several factors as follows: increased costs for energy (including $8 (third quarter) and $21 (nine months) related to a financial contract – see below), maintenance, and caustic soda; net unfavorable foreign currency movements due to a weaker U.S. dollar; an unfavorable LIFO (last in, first out) inventory adjustment (difference of $15 (third quarter) and $54 (nine months) – see Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net Income (Loss) Attributable to Alcoa Corporation in Segment Information below); costs related to the restart of the Warrick smelter ($17 – see Restructuring and other charges below); and a charge for the settlement of legacy tax matters in Brazil ($9). Higher costs for carbon (coke and pitch) also contributed to the referenced offset in the 2017 third quarter.

Selling, general administrative, and other expenses (SG&A) decreased $22 and $53 in the 2017 third quarter and nine-month period, respectively, compared to the corresponding periods in 2016. The decline in both periods was due to the absence of costs ($23-third quarter and $54-nine months) related to the Separation Transaction (see above). SG&A as a percentage of Sales decreased from 4.0% in the 2016 third quarter to 2.4% in the 2017 third quarter, and from 3.9% in the 2016 nine-month period to 2.5% in the 2017 nine-month period.

Restructuring and other charges in the 2017 third quarter and nine-month period were $10 of income and $12 of expense, respectively, which were comprised of the following components: $6 and $24, respectively, for additional contract costs related to the curtailed Wenatchee (Washington) and São Luís

(Brazil) smelters; $4 and $17, respectively, for layoff costs, including the separation of approximately 10 and 120 (110 in the Aluminum segment) employees, respectively, and related pension costs of $3 and $6, respectively; $7 (both periods) for costs related to the relocation of the Company’s headquarters and principal executive office from New York, New York to Pittsburgh, Pennsylvania; a charge of $2 (both periods) for other miscellaneous items; and a reversal of $29 and $38, respectively, associated with several reserves related to prior periods (see below).

On July 11, 2017, Alcoa Corporation announced plans to restart three (161 kmt of capacity) of the five potlines (269 kmt of capacity) at the Warrick (Indiana) smelter, which is expected to be complete in the second quarter of 2018. This smelter was previously permanently closed in March 2016 by ParentCo. The capacity identified for restart will directly supply the existing rolling mill at the Warrick location to improve efficiency of the integrated site and provide an additional source of metal to help meet an anticipated increase in production volumes. As a result of the decision to reopen this smelter, in the 2017 third quarter, Alcoa Corporation reversed $29 in remaining liabilities related to the original closure decision. These liabilities consisted of $20 in asset retirement obligations and $4 in environmental remediation obligations, which were necessary due to the previous decision to demolish the smelter, and $5 in severance and contract termination costs. Additionally, the carrying value of the smelter and related assets was reduced to zero as the smelter ramped down between the permanent closure decision date (end of 2015) and the end of March 2016. Once these assets are placed back into service in conjunction with the restart, their carrying value will remain zero. As such, only newly acquired or constructed assets related to the Warrick smelter will be depreciated.

Restructuring and other charges were $17 and $109 in the 2016 third quarter and nine-month period, respectively.

In the 2016 third quarter, Restructuring and other charges included $17 for layoff costs related to cost reduction initiatives, including the separation of approximately 30 employees in the Aluminum segment and related pension settlement costs; a net credit of $1 for other miscellaneous items; and a net charge of $1 related to corporate actions of ParentCo allocated to Alcoa Corporation.

In the 2016 nine-month period, Restructuring and other charges included $84 for additional net costs related to decisions made in late 2015 to permanently close and demolish the Warrick smelter (see above) and to curtail the Wenatchee smelter and Point Comfort (Texas) refinery (see below); $28 for layoff costs related to cost reduction initiatives, including the separation of approximately 60 employees in the Aluminum segment and related pension settlement costs; a net charge of $1 related to corporate actions of ParentCo allocated to Alcoa Corporation (see Cost Allocations in Separation Transaction above); and a reversal of $4 associated with several layoff reserves related to prior periods.

In the 2016 nine-month period, the additional net costs related to the closure and curtailment actions included accelerated depreciation of $70 related to the Warrick smelter as it continued to operate through March 2016; a reversal of $24 ($4 in the 2016 third quarter) associated with severance costs initially recorded in late 2015; and $38 ($2 in the 2016 third quarter) in other costs. Additionally in the 2016 nine-month period, remaining inventories, mostly operating supplies and raw materials, were written down to their net realizable value, resulting in a charge of $5, which was recorded in COGS. The other costs of $38 ($2 in the 2016 third quarter) represent $30 ($3 in the 2016 third quarter) for contract terminations, $4 (($3) in the 2016 third quarter) in asset retirement obligations for the rehabilitation of a coal mine related to the Warrick smelter, and $4 ($2 in the 2016 third quarter) in other related costs.

Alcoa Corporation does not include Restructuring and other charges in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

	Third quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Bauxite	$1	$—	$1	$—
Alumina	4	(1)	4	1
Aluminum	(22)	17	(1)	107

Segment total	(17)	16	4	108
Corporate	7	1	8	1

Total restructuring and other charges	$(10)	$17	$12	$109

As of September 30, 2017, approximately 70 of the 120 employees associated with 2017 restructuring programs were separated. The remaining separations for 2017 restructuring programs are expected to be completed by the end of 2017. As of June 30, 2017, the separations associated with 2016 and 2015 restructuring programs were essentially complete.

In the 2017 third quarter and nine-month period, cash payments of $2 and $7, respectively, were made against layoff reserves related to 2017 restructuring programs, less than $1 and $2, respectively, were made against layoff reserves related to 2016 restructuring programs, and $4 and $16, respectively, were made against layoff reserves related to 2015 restructuring programs.

Interest expense declined $41, or 61%, in the 2017 third quarter and $120, or 61%, in the 2017 nine-month period compared to the corresponding periods in 2016. In both periods, the decrease was due to the absence of an allocation ($59-third quarter and $178-nine months) to Alcoa Corporation of ParentCo’s interest expense related to the Separation Transaction (see above), somewhat offset by interest expense ($20-third quarter and $63-nine months) associated with $1,250 of debt issued by Alcoa Corporation in September 2016.

Other expenses, net was $27 in the 2017 third quarter compared with Other income, net of $106 in the 2016 third quarter, and Other income, net was $67 in the 2017 nine-month period compared to Other income, net of $90 in the 2016 nine-month period.

The change of $133 in the 2017 third quarter was mostly related to the absence of both a gain on the sale of wharf property near the Intalco (Washington) smelter ($118) and gains on the sales of several parcels of land ($13).

In the 2017 nine-month period, the change of $23 was largely attributable to the absence of gains on the sales of several assets as follows: wharf property near the Intalco smelter ($118), an equity interest in a natural gas pipeline in Australia ($27), and several parcels of land ($19); a net unfavorable change in mark-to-market derivative instruments ($17); and the absence of a benefit for an arbitration recovery related to a 2010 fire at the Iceland smelter ($14). These items were mostly offset by a gain ($120) on the sale of the Yadkin Hydroelectric Project (Yadkin – see Aluminum in Segment Information below), a smaller equity loss related to Alcoa Corporation’s share of the aluminum complex joint venture in Saudi Arabia ($36), and net favorable foreign currency movements ($15).

The effective tax rate was 41.3% (provision on income) and 90.2% (provision on income) for the 2017 and 2016 third quarters, respectively, and 34.8% (provision on income) and 456.4% (provision on a loss) for the 2017 and 2016 nine-month periods, respectively.

Alcoa Corporation’s estimated annual effective tax rate for 2017 was 34.2% as of September 30, 2017. This rate differs from the U.S. federal statutory rate of 35% primarily due to foreign income taxed in lower rate jurisdictions, mostly offset by domestic losses not tax benefitted. The domestic losses are net of the gain on the sale of Yadkin (see Aluminum in Segment Information below).

For the 2017 nine-month period, the Provision for income taxes was composed of three components as follows: (i) the application of the estimated annual effective tax rate for 2017 of 34.2% to pretax income of $943, (ii) a net discrete income tax charge of $11, including $10 related to a tax holiday (see below), and (iii) a favorable impact of $6 related to the interim period treatment of operational losses in certain jurisdictions for which no tax benefit was recognized (expected to reverse by the end of 2017).

For the 2017 third quarter, the Provision for income taxes is composed of three components as follows: (i) the difference between the application of the estimated annual 2017 effective tax rate as of September 30, 2017 of 34.2% to pretax income for the 2017 nine-month period of $943 and the application of the estimated annual 2017 effective tax rate as of June 30, 2017 of 31.9% to pretax income for the 2017 six-month period of $655, (ii) a net discrete income tax charge of $13, including $10 related to a tax holiday (see below), and (iii) a favorable impact of $8 related to the interim period treatment of operational losses in certain jurisdictions for which no tax benefit was recognized (expected to reverse by the end of 2017).

In the 2017 third quarter, AWAB received approval for a tax holiday related to the operation of the Juruti (Brazil) bauxite mine. This tax holiday is effective as of January 1, 2017 (retroactively) and decreases AWAB’s income tax rate from 34% to 15.25%, which will result in future cash tax savings over a 10-year period. As a result of this income tax rate change, AWAB’s existing deferred tax assets that are expected to reverse during the holiday period were required to be remeasured at the lower tax rate. This remeasurement resulted in both a decrease to AWAB’s deferred tax assets and a noncash charge to earnings of $10 ($6 after noncontrolling interest).

The rate for the 2016 third quarter differs from the U.S. federal statutory rate of 35% primarily due to U.S. losses and tax credits with no tax benefit realizable by Alcoa Corporation, somewhat offset by foreign income taxed in lower rate jurisdictions and tax benefits on interest expense eliminated to Parent Company net investment.

The rate for the 2016 nine-month period differs (by (491.4) percentage points) from the U.S. federal statutory rate of 35% primarily due to U.S. losses and tax credits with no tax benefit realizable by Alcoa Corporation, slightly offset by foreign income taxed in lower rate jurisdictions and tax benefits on interest expense eliminated to Parent Company net investment.

Net income attributable to noncontrolling interest was $56 in the 2017 third quarter and $202 in the 2017 nine-month period compared with $20 in the 2016 third quarter and $58 in the 2016 nine-month period. These amounts are entirely related to Alumina Limited of Australia’s (Alumina Limited) 40% ownership interest in several affiliated operating entities, which own, or have an interest in, or operate the bauxite mines and alumina refineries within Alcoa Corporation’s Bauxite and Alumina segments (except for the Poços de Caldas mine and refinery and a portion of the São Luís refinery, all in Brazil) and the Portland smelter (Aluminum segment) in Australia. These individual entities comprise an unincorporated global joint venture between Alcoa Corporation and Alumina Limited known as Alcoa World Alumina and Chemicals (AWAC). Alcoa Corporation owns 60% of these individual entities, which are consolidated by the Company for financial reporting purposes and include Alcoa of Australia Limited, Alcoa World Alumina LLC, and Alcoa World Alumina Brasil Ltda. Alumina Limited’s 40% interest in the earnings of such entities is reflected as Noncontrolling interest on Alcoa Corporation’s Statement of Consolidated Operations.

In the 2017 third quarter and nine-month period, these combined entities generated higher net income compared to the same periods in 2016. The favorable change in earnings in both periods was mainly driven by an improvement in operating results, due mostly to a higher average realized price for alumina, somewhat offset by higher costs for caustic soda and maintenance and net unfavorable foreign currency movements (see Bauxite and Alumina in Segment Information below). In the 2017 nine-month period, the improvement in operating results was slightly offset by the absence of a $27 ($8 was noncontrolling interest’s share) gain on the sale of an equity interest in a natural gas pipeline in Australia and $34 ($10 was noncontrolling interest’s share) in combined higher energy costs and mark-to-market losses (see below).

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

As a result of this concession, Alcoa Corporation sought an additional financial contract to cover the exposure to variable power rates for the April through July 2017 period. In March 2017, Alcoa Corporation secured such a contract with a different counterparty; however, the price of power in the spot market rose significantly between January and March 2017. Consequently, the fixed power price secured by this additional financial contract was significantly higher than the fixed power price previously secured by the existing financial contract described above. Accordingly, Alcoa Corporation realized higher energy costs (included in COGS) of $8 and $21 in the 2017 third quarter and nine-month period, respectively, and mark-to-market losses (included in Other income, net) related to the financial contracts of $13 in the 2017 nine-month period.

On October 10, 2017, Alcoa Corporation and Luminant Generation Company LLC (Luminant) executed an early termination agreement of a power contract, as well as other related fuel and lease agreements, effective October 1, 2017, related to the Company’s Rockdale (Texas) smelter, which has been fully curtailed since the end of 2008. In accordance with the terms of the early termination agreement, Alcoa made a payment of $238 and transferred approximately 2,200 acres of related land and other assets and liabilities to Luminant. The Company will record a charge of approximately $250 (pre- and after-tax) in the fourth quarter of 2017 associated with the early termination agreement.

Since the curtailment of the Rockdale smelter, the Company had been selling surplus electricity into the energy market. The power contract was set to expire no earlier than 2038, except for limited circumstances in which one or both parties could elect to early terminate without penalty for which conditions had never been met. In the 2017 nine-month period and full year 2016, Alcoa Corporation recognized $105 and $141, respectively, in Sales and $148 and $210, respectively, in Cost of goods sold related to the sale of the surplus electricity and the cost of the Luminant power contract.

As a result of the early termination of the power contract, Alcoa has initiated a strategic review of the remaining buildings and equipment associated with the smelter, casthouse, and the aluminum powder plant at the Rockdale location. Management expects to reach a decision on the future of these assets by the end of 2017. Separately, the Company continues to own more than 30,000 acres of land surrounding the Rockdale operations.

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

Segment information for all prior periods presented was revised to reflect the new segment structure, as well as the new measure of profit and loss.

Bauxite

	Third quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Production(1),(2) (mdmt)	11.6	11.4	33.7	33.2
Third-party shipments (mdmt)	2.1	1.8	5.1	4.7

Alcoa Corporation’s average cost per dry metric ton of bauxite(3)	$19	$18	$18	$16

Third-party sales	$104	$93	$254	$224
Intersegment sales	221	192	648	549

Total sales	$325	$285	$902	$773

Adjusted EBITDA	$113	$97	$321	$273

(1)	The production amounts do not include additional bauxite (approximately 3 million metric tons per annum) that Alcoa Corporation is entitled to receive (i.e. an amount in excess of its equity ownership interest) from certain other partners at the mine in Guinea.
(2)	In the second quarter of 2017, Alcoa Corporation revised the respective production amount for the 2016 first, second, and third quarters to reflect refinements to individual mine data. As a result, the production reflected in this table for the 2016 third quarter was revised from prior period reports. Total bauxite production for annual 2016 remains unchanged at 45.0 mdmt.
(3)	Includes all production-related costs, including conversion costs, such as labor, materials, and utilities; depreciation, depletion, and amortization; and plant administrative expenses.

Bauxite production increased 2% in both the 2017 third quarter and nine-month period compared with the corresponding periods in 2016. In both periods, the improvement was primarily the result of a planned increase in production at the Juruti (Brazil) mine and higher production at the Huntly (Australia) mine, somewhat offset by lower production at both the Boké (Guinea) mine and the Trombetas (Brazil) mine. The Boké mine has experienced disruption to its normal operations as a result of separate force majeure events (civil unrest) in the 2017 second and third quarters. The Trombetas mine has experienced disruption to its normal operations due to separate weather events that have impacted the tailing ponds (bauxite waste storage areas) and the washing plant in the 2017 first (heavy rain) and third (drought conditions) quarters, respectively.

Third-party sales for the Bauxite segment improved 12% in the 2017 third quarter and 13% in the 2017 nine-month period compared to the same periods in 2016. The increase in both periods was primarily due to higher volume as this segment continues to expand its third-party bauxite portfolio.

Intersegment sales increased 15% and 18% in the 2017 third quarter and nine-month period, respectively, compared with the corresponding periods in 2016 virtually all due to a higher average realized price.

Adjusted EBITDA for this segment increased $16 in the 2017 third quarter and $48 in the 2017 nine-month period compared to the same periods in 2016.

In the 2017 third quarter, the improvement was mostly driven by the previously mentioned higher average realized price for intersegment sales, somewhat offset by higher costs for maintenance, transportation (exports from Western Australia to third-party customers), and royalties (higher third-party sales).

The increase in the 2017 nine-month period was principally the result of the previously mentioned higher average realized price for intersegment sales and increased third-party shipments. These positive impacts were partially offset by unfavorable impacts from the previously mentioned disruptions in Guinea and Brazil; higher costs for maintenance (including planned overhauls in Western Australia), transportation (exports from Western Australia to third-party customers), and royalties (higher third-party sales); and net unfavorable foreign currency movements due to a weaker U.S. dollar against the Australian dollar and Brazilian real.

In the 2017 fourth quarter (comparison with the 2016 fourth quarter), higher production at the Huntly and Juruti mines and increased total shipments are anticipated.

Alumina

	Third quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Production (kmt)	3,305	3,310	9,765	9,956
Third-party shipments (kmt)	2,271	2,361	6,914	6,795

Alcoa Corporation’s average realized third-party price per metric ton of alumina	$314	$248	$318	$247
Alcoa Corporation’s average cost per metric ton of alumina*	$261	$230	$253	$230

Third-party sales	$713	$585	$2,196	$1,682
Intersegment sales	398	317	1,143	930

Total sales	$1,111	$902	$3,339	$2,612

Adjusted EBITDA	$203	$78	$727	$207

*	Includes all production-related costs, including raw materials consumed; conversion costs, such as labor, materials, and utilities; depreciation and amortization; and plant administrative expenses.

At September 30, 2017, Alcoa Corporation had 2,305 kmt of idle capacity on a base capacity of 15,064 kmt. Both idle capacity and base capacity were unchanged compared to June 30, 2017.

Alumina production was flat in the 2017 third quarter and decreased 2% in the 2017 nine-month period, respectively, compared with the corresponding periods in 2016. In the 2017 nine-month period, the decline was largely attributable to the absence of production from the remaining operating capacity at the Point Comfort (Texas) refinery (2,305 kmt-per-year), which was fully curtailed by the end of June 2016 (670 kmt was curtailed at the end of 2015).

Third-party sales for the Alumina segment improved 22% in the 2017 third quarter and 31% in the 2017 nine-month period compared to the same periods in 2016. The increase in both periods was mostly related to a 27% (third quarter) and 29% (nine months) rise in average realized price. This positive impact in the 2017 third quarter was slightly offset by a 4% decrease in volume. In both periods, the change in average realized price was principally driven by a 30% (third quarter) and 37% (nine months) higher average alumina index price (on 30-day lag). In the 2017 third quarter and nine-month period, 85% and 86%, respectively, of smelter-grade third-party shipments were based on the alumina index price, compared with 87% and 86% in the 2016 third quarter and nine-month period, respectively.

Intersegment sales increased 26% and 23% in the 2017 third quarter and nine-month period, respectively, compared with the corresponding periods in 2016 primarily due to a higher average realized price. This positive impact in the 2017 nine-month period was somewhat offset by lower demand from the Aluminum segment, including as a result of a power outage at a smelter in Australia (see Aluminum below).

Adjusted EBITDA for this segment climbed $125 in the 2017 third quarter and $520 in the 2017 nine-month period compared to the same periods in 2016. The improvement in both periods was mainly related to the previously mentioned higher average realized price, somewhat offset by higher costs for bauxite and caustic soda, net unfavorable foreign currency movements due to a weaker U.S. dollar, especially against the Australian dollar, and an increase in maintenance expense (including outages in Western Australia).

In the 2017 fourth quarter (comparison with the 2016 fourth quarter), higher costs for both caustic soda and bauxite are expected.

Aluminum

	Third quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Primary aluminum production (kmt)	596	586	1,730	1,781
Third-party aluminum shipments (kmt)	868	761	2,502	2,295

Alcoa Corporation’s average realized third-party price per metric ton of primary aluminum*	$2,237	$1,873	$2,175	$1,847
Alcoa Corporation’s average cost per metric ton of primary aluminum**	$1,987	$1,759	$1,964	$1,748

Third-party sales	$2,090	$1,600	$5,884	$4,749
Intersegment sales	9	2	16	38

Total sales	$2,099	$1,602	$5,900	$4,787

Adjusted EBITDA	$303	$183	$730	$528

*	Average realized price per metric ton of primary aluminum includes three elements: a) the underlying base metal component, based on quoted prices from the LME; b) the regional premium, which represents the incremental price over the base LME component that is associated with the physical delivery of metal to a particular region (e.g., the Midwest premium for metal sold in the United States); and c) the product premium, which represents the incremental price for receiving physical metal in a particular shape (e.g., billet, slab, rod, etc.) or alloy.
**	Includes all production-related costs, including raw materials consumed; conversion costs, such as labor, materials, and utilities; depreciation and amortization; and plant administrative expenses.

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

On July 11, 2017, Alcoa Corporation announced plans to restart three (161 kmt of capacity) of the five potlines (269 kmt of capacity) at the Warrick (Indiana) smelter, which is expected to be complete in the second quarter of 2018. This smelter was previously permanently closed in March 2016. The capacity identified for restart will directly supply the existing rolling mill at the Warrick location, to improve efficiency of the integrated site and provide an additional source of metal to help meet an anticipated increase in production volumes. See COGS and Restructuring and other charges in Results of Operations above.

At September 30, 2017, Alcoa Corporation had 1,047 kmt of idle capacity on a base capacity of 3,402 kmt. In the 2017 third quarter, both idle capacity and base capacity increased by 269 kmt compared to June 30, 2017 due to the previously mentioned decision to reopen the Warrick smelter. Once the partial restart of the Warrick smelter occurs, idle capacity will decrease by 161 kmt.

Primary aluminum production increased 2% in the 2017 third quarter and decreased 3% in the 2017 nine-month period, respectively, compared with the corresponding periods in 2016.

In the 2017 third quarter, the improvement was primarily due to higher production at the Iceland smelter due to the absence of process instability that prevented full operation of the potlines in the 2016 third quarter.

The decline in the 2017 nine-month period was principally the result of lower production at the Portland (Australia) smelter due to an unexpected power outage that occurred in December 2016 as a result of a fault in the Victorian transmission network. This event resulted in management halting production of one of the potlines at that time; ramp up to full production was completed in the 2017 third quarter.

Third-party sales for the Aluminum segment improved 31% in the 2017 third quarter and 24% in the 2017 nine-month period compared to the same periods in 2016. In both periods, the increase was mainly attributable to a 19% (third quarter) and 18% (nine months) rise in average realized price of primary aluminum and a 14% (third quarter) and 9% (nine months) improvement in overall aluminum volume. Higher energy sales in Brazil also contributed to the improvement in the 2017 third quarter.

The change in average realized price of primary aluminum was largely driven by a 22% (third quarter and nine months) higher average LME price (on 15-day lag). The higher overall aluminum volume was related to this segment’s rolling operations, primarily due to a tolling arrangement with Arconic (began on November 1, 2016). In the 2017 nine-month period, the increased shipments in the rolling operations were slightly offset by lower demand for primary aluminum, including from Arconic.

Intersegment sales declined 58% in the 2017 nine-month period compared with the corresponding period in 2016 due to the absence of energy sales to the Warrick smelter (included in Corporate – see description of segment realignment above), which was permanently closed at the end of March 2016 (see above).

Adjusted EBITDA for this segment rose $120 in the 2017 third quarter and $202 in the 2017 nine-month period compared to the same periods in 2016. The improvement in both periods was mostly related to the previously mentioned higher average realized price of primary aluminum, somewhat offset by higher costs for both alumina and energy. Additionally, in the 2017 third quarter, higher energy sales in Brazil contributed to the referenced improvement and both higher costs for carbon (coke and pitch) and net unfavorable foreign currency movements, especially against the Australian dollar, contributed to the referenced offset.

In the 2017 fourth quarter (comparison with the 2016 fourth quarter), higher costs for both alumina and carbon materials are expected.

Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net Income (Loss) Attributable to Alcoa Corporation

	Third quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Total segment Adjusted EBITDA	$619	$358	$1,778	$1,008
Unallocated amounts:
Impact of LIFO	(14)	1	(36)	18
Metal price lag(1)	5	1	22	5
Corporate expense(2)	(34)	(47)	(104)	(133)
Provision for depreciation, depletion, and amortization	(194)	(181)	(563)	(536)
Restructuring and other charges	10	(17)	(12)	(109)
Interest expense	(26)	(67)	(77)	(197)
Other (expenses) income, net	(27)	106	67	90
Other(3)	(51)	(52)	(132)	(185)

Consolidated income (loss) before income taxes	288	102	943	(39)
Provision for income taxes	(119)	(92)	(328)	(178)
Net income attributable to noncontrolling interest	(56)	(20)	(202)	(58)

Consolidated net income (loss) attributable to Alcoa Corporation	$113	$(10)	$413	$(275)

(1)	Metal price lag describes the timing difference created when the average price of metal sold differs from the average cost of the metal when purchased by Alcoa Corporation’s rolled aluminum operations. In general, when the price of metal increases, metal price lag is favorable, and when the price of metal decreases, metal price lag is unfavorable.
(2)	Corporate expense is primarily composed of general administrative and other expenses of operating the corporate headquarters and other global administrative facilities.
(3)	Other includes, among other items, the Adjusted EBITDA of previously closed operations as applicable, pension and other postretirement benefit expenses associated with closed and sold operations, and intersegment profit elimination.

The changes in the Impact of LIFO, Metal price lag, Corporate expense, and Other reconciling items (see Results of Operations above for significant changes in the remaining reconciling items) for the 2017 third quarter and nine-month period compared with the corresponding periods in 2016 (unless otherwise noted) consisted of:

•	a change in the Impact of LIFO, mostly due to an increase in the price of alumina at September 30, 2017 indexed to December 31, 2016 compared to a decrease in the price of alumina at September 30, 2016 indexed to December 31, 2015;

•	a change in Metal price lag, the result of a higher increase in the price of aluminum at September 30, 2017 indexed to December 31, 2016 compared to the price of aluminum at September 30, 2016 indexed to December 31, 2015 (the increase in the price of aluminum in both periods was mostly driven by higher base metal prices (LME));

•	a decline in Corporate expense, largely attributable to the absence of expenses related to the Separation Transaction ($23-third quarter and $54-nine months); and

•	a change in Other, principally the result of the permanent closure of the Warrick smelter (March 2016 – see Restructuring and other charges in Results of Operations above) and the Suriname refinery (December 2016) and a smaller negative impact from a long-term power contract related to the Rockdale smelter (see Results of Operations above), virtually offset in the 2017 third quarter and partially offset in the 2017 nine-month period by costs related to the restart of the Warrick smelter ($17-both periods – see Restructuring and other charges in Results of Operations above), a charge for the settlement of legacy tax matters in Brazil ($9-both periods), and an unfavorable impact due to the near-term power market exposure as a result of renegotiating a hedging contract related to forecasted future spot market power purchases for the Portland smelter ($8-third quarter and $21-nine months – see Results of Operations above).

Environmental Matters

See the Environmental Matters section of Note M to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Cash From Operations

Cash provided from operations was $769 in the 2017 nine-month period compared with cash used for operations of $550 in the same period of 2016. The improvement in cash from operations of $1,319 was mostly due to higher operating results (net income (loss) plus net add-back for noncash transactions in earnings); a positive change associated with working capital of $377; and a favorable change in noncurrent assets of $100, which was mainly the result of the absence of a $200 prepayment made in April 2016 under a natural gas supply agreement in Australia. These items were slightly offset by higher pension contributions of $37, as the U.S. defined benefit plans were sponsored by ParentCo through July 31, 2016, and an unfavorable change in noncurrent liabilities of $14.

On October 10, 2017, Alcoa Corporation paid $238 to early terminate a power contract related to the Company’s Rockdale smelter (see Results of Operations above).

Financing Activities

Cash used for financing activities was $453 in the 2017 nine-month period, an increase of $668 compared with cash provided from financing activities of $215 in the corresponding period of 2016.

The use of cash in the 2017 nine-month period was principally driven by a cash payment of $247 (see Investing Activities below) to Arconic related to the Separation Transaction, mostly representing the net proceeds from the sale of Yadkin (see Aluminum in Segment Information above) in accordance with the Separation and Distribution Agreement; $188 in net cash paid to Alumina Limited (see Noncontrolling interest in Results of Operations above); and $55 in payments on debt, most related to the early repayment of the remaining outstanding balance ($41) of a loan from Brazil’s National Bank for Economic and Social Development (BNDES) associated with the construction of the Estreito hydroelectric power project. These items were slightly offset by $38 in proceeds from employee exercises of 1.5 million legacy stock options at a weighted average exercise price of $25.79 per share.

In the 2016 nine-month period, the source of cash was primarily the result of $407 in net transfers from Parent Company, partially offset by $176 in cash paid to Alumina Limited (see Noncontrolling interest in Results of Operations above).

In August 2017, Alcoa Corporation entered into a one-year standby letter of credit agreement with three financial institutions. The agreement provides for a $150 facility, which will be used by Alcoa Corporation for matters in the ordinary course of business. Alcoa Corporation’s obligations under this facility will be secured in the same manner as obligations under the Company’s Revolving Credit Agreement (see Financing Activities in Liquidity and Capital Resources included in Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Alcoa Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016). Additionally, this facility contains similar representations and warranties and affirmative, negative, and financial covenants as the Company’s Revolving Credit Agreement. As of September 30, 2017, letters of credit aggregating $43 were issued under this facility. These letters of credit were previously issued in March 2017 on a standalone basis.

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

On June 20, 2017, Standard and Poor’s Global Ratings (S&P) affirmed a BB- rating for Alcoa Corporation’s long-term debt. Additionally, S&P raised the current outlook to positive from stable.

On September 5, 2017, Moody’s Investor Service (Moody’s) upgraded its ratings for Alcoa Corporation’s long-term debt to Ba2 from Ba3 and short-term debt to Speculative Grade Liquidity Rating-1 from Speculative Grade Liquidity Rating-2. Additionally, Moody’s affirmed the current outlook as stable.

Investing Activities

Cash used for investing activities was $56 in the 2017 nine-month period compared with $5 in the 2016 nine-month period, resulting in an increase in cash used of $51.

In the 2017 nine-month period, the use of cash was largely attributable to $255 in capital expenditures and $44 in equity contributions related to the aluminum complex joint venture in Saudi Arabia, mostly offset by $243 in net proceeds received (see Financing Activities above) from the sale of Yadkin (see Aluminum in Segment Information above).

The use of cash in the 2016 nine-month period was mainly due to $258 in capital expenditures and a $13 payment as a result of a post-closing adjustment associated with the December 2014 divestiture of an ownership stake in a smelter in the United States. These items were virtually offset by $265 in proceeds from the sale of an equity interest in a natural gas pipeline in Australia ($145) and the sale of wharf property next to the Intalco, WA smelter ($120).

Recently Adopted and Recently Issued Accounting Guidance

See Note B to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Forward-Looking Statements

This report contains statements that relate to future events and expectations and, as such, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements by Alcoa Corporation that reflect expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, forecasts concerning global demand growth for bauxite, alumina, and aluminum, and supply/demand balances; statements, projections or forecasts of future financial results or operating performance; and statements about strategies, outlook, business and financial prospects. These statements reflect beliefs and assumptions that are based on Alcoa Corporation’s perception of historical trends, current conditions and expected future developments, as well as other factors that management believes are appropriate in the circumstances. Forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and changes in circumstances that are difficult to predict. Although Alcoa Corporation believes that the expectations reflected in any forward-looking statements are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, but are not limited to: (a) material adverse changes in aluminum industry conditions, including global supply and demand conditions and fluctuations in London Metal Exchange-based prices and premiums, as applicable, for primary aluminum, alumina, and other products, and fluctuations in indexed-based and spot prices for alumina; (b) deterioration in global economic and financial market conditions generally; (c) unfavorable changes in the markets served by Alcoa Corporation; (d) the impact of changes in foreign currency exchange rates on costs and results; (e) increases in energy costs; (f) declines in the discount rates used to measure pension liabilities or lower-than-expected investment returns on pension assets, or unfavorable changes in laws or regulations that govern pension plan funding; (g) the inability to achieve the level of revenue growth, cash generation, cost savings, improvement in profitability and margins, fiscal discipline, or strengthening of competitiveness and operations anticipated from restructuring programs and productivity improvement, cash sustainability, technology advancements, and other initiatives; (h) the inability to realize expected benefits, in each case as planned and by targeted completion dates, from acquisitions, divestitures, facility closures, curtailments, restarts, expansions, or joint ventures; (i) political, economic, and regulatory risks in the countries in which Alcoa Corporation operates or sells products; (j) the outcome of contingencies, including legal proceedings, government or regulatory investigations, and environmental remediation; (k) the impact of cyberattacks and potential information technology or data security breaches; and (l) the other risk factors described in Alcoa Corporation’s Form 10-K for the year ended December 31, 2016, including under Part I, Item 1A thereof, and in other reports filed by Alcoa Corporation with the United States Securities and Exchange Commission, including in the following sections of this report: Note K (Derivatives section) and Note M to the Consolidated Financial Statements and the discussion included above under Segment Information. Alcoa Corporation disclaims any obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise, except as required by applicable law. Market projections are subject to the risks discussed above and other risks in the market.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the third quarter of 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Alcoa Corporation

October 27, 2017	By /s/ WILLIAM F. OPLINGER
Date	William F. Oplinger
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

October 27, 2017	By /s/ MOLLY S. BEERMAN
Date	Molly S. Beerman
Vice President and Controller
(Principal Accounting Officer)