Form 10-Q
period 2018-03-31
Alcoa Corp
filed 2018-05-09
CIK 1675149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

Not applicable

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

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

As of May 3, 2018, 186,455,843 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Alcoa Corporation and subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	First quarter ended March 31,
	2018	2017
Sales (C & E)	$3,090	$2,655

Cost of goods sold (exclusive of expenses below)	2,381	2,023
Selling, general administrative, and other expenses	67	71
Research and development expenses	8	7
Provision for depreciation, depletion, and amortization	194	179
Restructuring and other charges (D)	(19)	10
Interest expense	26	26
Other expenses (income), net (N)	21	(79)

Total costs and expenses	2,678	2,237

Income before income taxes	412	418
Provision for income taxes	138	110

Net income	274	308

Less: Net income attributable to noncontrolling interest	124	83

NET INCOME ATTRIBUTABLE TO ALCOA CORPORATION	$150	$225

EARNINGS PER SHARE ATTRIBUTABLE TO ALCOA CORPORATION COMMON SHAREHOLDERS (F):
Basic	$0.81	$1.23

Diluted	$0.80	$1.21

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and subsidiaries

Statement of Consolidated Comprehensive Income (unaudited)

(in millions)

	Alcoa Corporation		Noncontrolling interest		Total
	First quarter ended March 31,		First quarter ended March 31,		First quarter ended March 31,
	2018	2017	2018	2017	2018	2017
Net income	$150	$225	$124	$83	$274	$308

Other comprehensive income (loss), net of tax (G):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	101	44	1	(1)	102	43
Foreign currency translation adjustments	1	239	(14)	114	(13)	353
Net change in unrecognized gains/losses on cash flow hedges	550	(308)	(20)	83	530	(225)

Total Other comprehensive income (loss), net of tax	652	(25)	(33)	196	619	171

Comprehensive income	$802	$200	$91	$279	$893	$479

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents (K)	$1,196	$1,358
Receivables from customers	814	811
Other receivables	187	232
Inventories (I)	1,630	1,453
Fair value of derivative contracts (K)	52	113
Prepaid expenses and other current assets	270	271

Total current assets	4,149	4,238

Properties, plants, and equipment	22,837	23,046
Less: accumulated depreciation, depletion, and amortization	13,803	13,908

Properties, plants, and equipment, net	9,034	9,138

Investments (H & M)	1,413	1,410
Deferred income taxes	700	814
Fair value of derivative contracts (K)	99	128
Other noncurrent assets	1,701	1,719

Total assets	$17,096	$17,447

LIABILITIES
Current liabilities:
Accounts payable, trade	$1,813	$1,898
Accrued compensation and retirement costs	416	459
Taxes, including income taxes	325	282
Fair value of derivative contracts (K)	113	185
Other current liabilities	294	412
Long-term debt due within one year (K)	15	16

Total current liabilities	2,976	3,252

Long-term debt, less amount due within one year (K)	1,445	1,388
Accrued pension benefits	2,218	2,341
Accrued other postretirement benefits	1,075	1,100
Asset retirement obligations	631	617
Environmental remediation (M)	234	258
Fair value of derivative contracts (K)	466	1,105
Noncurrent income taxes	285	309
Other noncurrent liabilities and deferred credits	249	279

Total liabilities	9,579	10,649

CONTINGENCIES AND COMMITMENTS (M)

EQUITY
Alcoa Corporation shareholders’ equity:
Common stock	2	2
Additional capital	9,633	9,590
Retained earnings	263	113
Accumulated other comprehensive loss (G)	(4,530)	(5,182)

Total Alcoa Corporation shareholders’ equity	5,368	4,523

Noncontrolling interest	2,149	2,275

Total equity	7,517	6,798

Total liabilities and equity	$17,096	$17,447

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Three months ended March 31,
	2018	2017
CASH FROM OPERATIONS
Net income	$274	$308
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion, and amortization	194	179
Deferred income taxes	(11)	23
Equity earnings, net of dividends	(6)	(1)
Restructuring and other charges (D)	(19)	10
Net gain from investing activities – asset sales (N)	(5)	(120)
Net periodic pension benefit cost (J)	40	28
Stock-based compensation	10	7
Other	(14)	9
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
Decrease in receivables	43	7
(Increase) in inventories	(169)	(102)
Decrease in prepaid expenses and other current assets	2	13
(Decrease) in accounts payable, trade	(106)	(45)
(Decrease) in accrued expenses	(186)	(181)
Increase (Decrease) in taxes, including income taxes	84	(17)
Pension contributions	(40)	(21)
(Increase) in noncurrent assets	(13)	(3)
(Decrease) in noncurrent liabilities	(23)	(20)

CASH PROVIDED FROM OPERATIONS	55	74

FINANCING ACTIVITIES
Cash paid to former parent company related to separation	—	(238)
Net change in short-term borrowings (original maturities of three months or less)	—	2
Additions to debt (original maturities greater than three months)	61	2
Payments on debt (original maturities greater than three months)	(4)	(5)
Proceeds from the exercise of employee stock options	15	18
Contributions from noncontrolling interest	53	24
Distributions to noncontrolling interest	(267)	(57)
Other	(5)	(6)

CASH USED FOR FINANCING ACTIVITIES	(147)	(260)

INVESTING ACTIVITIES
Capital expenditures	(74)	(71)
Proceeds from the sale of assets and businesses	—	238
Additions to investments	—	(25)

CASH (USED FOR) PROVIDED FROM INVESTING ACTIVITIES	(74)	142

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	4	7

Net change in cash and cash equivalents and restricted cash	(162)	(37)
Cash and cash equivalents and restricted cash at beginning of year (B)	1,365	859

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD (B)	$1,203	$822

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and subsidiaries

Statement of Changes in Consolidated Equity (unaudited)

(in millions)

	Alcoa Corporation shareholders
	Common stock	Additional capital	Retained (deficit) earnings	Accumulated other comprehensive loss	Non- controlling interest	Total equity
Balance at December 31, 2016	$2	$9,531	$(104)	$(3,775)	$2,043	$7,697
Net income	—	—	225	—	83	308
Other comprehensive (loss) income (G)	—	—	—	(25)	196	171
Stock-based compensation	—	7	—	—	—	7
Common stock issued: compensation plans	—	15	—	—	—	15
Contributions	—	—	—	—	24	24
Distributions	—	—	—	—	(57)	(57)
Other	—	—	—	—	(2)	(2)

Balance at March 31, 2017	$2	$9,553	$121	$(3,800)	$2,287	$8,163

Balance at December 31, 2017	$2	$9,590	$113	$(5,182)	$2,275	$6,798
Net income	—	—	150	—	124	274
Other comprehensive income (loss) (G)	—	—	—	652	(33)	619
Stock-based compensation	—	10	—	—	—	10
Common stock issued: compensation plans	—	15	—	—	—	15
Contributions	—	—	—	—	53	53
Distributions	—	—	—	—	(267)	(267)
Other	—	18	—	—	(3)	15

Balance at March 31, 2018	$2	$9,633	$263	$(4,530)	$2,149	$7,517

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)

(dollars in millions, except per-share amounts; metric tons in thousands (kmt))

A. Basis of Presentation – The interim Consolidated Financial Statements of Alcoa Corporation and its subsidiaries (“Alcoa Corporation” or the “Company”) are unaudited. These Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The 2017 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). This Form 10-Q report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which includes all disclosures required by GAAP. Certain amounts in previously issued financial statements were reclassified to conform to the current period presentation (see Note B).

References in these Notes to “ParentCo” refer to Alcoa Inc., a Pennsylvania corporation, and its consolidated subsidiaries (through October 31, 2016, at which time was renamed Arconic Inc. (Arconic)). On November 1, 2016 (the “Separation Date”), ParentCo separated into two standalone, publicly-traded companies, Alcoa Corporation and Arconic (the “Separation Transaction”). In connection with the Separation Transaction, as of October 31, 2016, the Company and Arconic entered into several agreements to effect the Separation Transaction, including a Separation and Distribution Agreement and a Tax Matters Agreement. See Note A to the Consolidated Financial Statements in Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 for additional information.

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

AWAC is an unincorporated global joint venture between Alcoa Corporation and Alumina Limited and consists of several affiliated operating entities, which own, or have an interest in, or operate the bauxite mines and alumina refineries within Alcoa Corporation’s Bauxite and Alumina segments (except for the Poços de Caldas mine and refinery and a portion of the São Luís refinery, all in Brazil) and the Portland smelter in Australia. Alcoa Corporation owns 60% and Alumina Limited owns 40% of these individual entities, which are consolidated by the Company for financial reporting purposes and include Alcoa of Australia Limited, Alcoa World Alumina LLC (AWA), and Alcoa World Alumina Brasil Ltda. (AWAB). Alumina Limited’s interest in the equity of such entities is reflected as Noncontrolling interest on the accompanying Consolidated Balance Sheet.

B. Recently Adopted and Recently Issued Accounting Guidance

Adopted

On January 1, 2018, Alcoa Corporation adopted guidance issued by the Financial Accounting Standards Board (FASB) to the recognition of revenue from contracts with customers. This guidance created a comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersedes virtually all existing revenue recognition requirements and guidance. This framework is expected to result in less complex guidance in application while providing a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. Management’s assessment of this guidance was applied only to those customer contracts that were open on the date of adoption under the modified retrospective method. Through a previously established project team, the Company completed a detailed review of the terms and provisions of its customer contracts, as well as evaluated these contracts under the new guidance, throughout 2017 and concluded that Alcoa Corporation’s revenue recognition practices were in compliance with this framework. That said, the Company did make some minor modifications to its internal accounting policies and internal control structure to ensure that any future customer contracts that may have different terms and conditions of those that the Company has today are properly evaluated under the new guidance. Other than providing additional disclosure (see Note C), the adoption of this guidance had no impact on the Consolidated Financial Statements.

On January 1, 2018, Alcoa Corporation adopted guidance issued by the FASB to the accounting and reporting of certain equity investments. This guidance requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. Additionally, the impairment assessment of equity investments without readily determinable fair values has been simplified by requiring a qualitative assessment to identify impairment. The adoption of this guidance had no impact on the Consolidated Financial Statements, as all of Alcoa Corporation’s equity investments are accounted for under the equity method of accounting.

On January 1, 2018, Alcoa Corporation adopted guidance issued by the FASB to the presentation of several items in the statement of cash flows. Specifically, the guidance identifies nine cash flow items and the sections where they must be presented within the statement of cash flows, including distributions received from equity method investees, proceeds from the settlement of insurance claims, and restricted cash. Other than as it relates to restricted cash, the adoption of this guidance had no impact on the Consolidated Financial Statements. This guidance requires that restricted cash be aggregated with cash and cash equivalents in both the beginning-of-period and end-of-period line items at the bottom of the statement of cash flows. Previously, the change in restricted cash between the beginning-of-period and end-of period was reflected as either an investing, financing, operating, or non-cash activity based on the underlying nature of the transaction. Accordingly, for the accompanying Statement of Consolidated Cash Flows for the three months ended March 31, 2018, both the Cash and cash equivalents and restricted cash at beginning of year and Cash and cash equivalents and restricted cash at end of period line items include $7 of restricted cash. Additionally, the Company’s Statement of Consolidated Cash Flows for the three months ended March 31, 2017 was recast to reflect this change in presentation. As a result, the Cash and cash equivalents and restricted cash at beginning of year and Cash and cash equivalents and restricted cash at end of period line items include $6 and $18, respectively, of restricted cash. Of the $12 increase in restricted cash for the three months ended March 31, 2017, $11 was previously presented as a cash outflow in the investing activities section of the Company’s Statement of Consolidated Cash Flows for the three months ended March 31, 2017. The remaining change of $1 is now reflected in the Effect of exchange rate changes on cash and cash equivalents and restricted cash line item. The following table provides a reconciliation of Cash and cash equivalents and Restricted cash reported in the accompanying Consolidated Balance Sheet that sum to the Cash and cash equivalents and restricted cash at both the beginning of year and end of period presented on the accompanying Statement of Consolidated Cash Flows for the three months ended March 31, 2018:

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$1,196	$1,358
Restricted cash*	7	7

	$1,203	$1,365

*	These amounts are reported in Prepaid expenses and other current assets on the accompanying Consolidated Balance Sheet.

On January 1, 2018, Alcoa Corporation adopted guidance issued by the FASB to the accounting for intra-entity transactions, other than inventory. The guidance requires the current and deferred income tax consequences of an intra-entity transfer to be recorded immediately when the transaction occurs; the exception to defer the tax consequences of inventory transactions is maintained. Prior to this guidance, no immediate tax impact was permitted to be recognized in an entity’s financial statements as a result of intra-entity transfers of assets. An entity was precluded from reflecting a tax benefit or expense from an intra-entity asset transfer between entities that file separate tax returns, whether or not such entities are in different tax jurisdictions, until the asset had been sold to a third party or otherwise recovered. The buyer of such asset was prohibited from recognizing a deferred tax asset for the temporary difference arising from the excess of the buyer’s tax basis over the cost to the seller. The adoption of this guidance had an immaterial impact on the Consolidated Financial Statements.

On January 1, 2018, Alcoa Corporation adopted guidance issued by the FASB to accounting for business combinations. This guidance clarifies the definition of a business for the purposes of evaluating whether a particular transaction should be accounted for as an acquisition or disposal of a business or an asset. Generally, a business is an integrated set of assets and activities that contain inputs, processes, and outputs, although outputs are not required. This guidance provides a “screen” to determine whether an integrated set of assets and activities qualifies as a business. If substantially all of the fair value of the gross assets is concentrated in a single identifiable asset or a group of similar identifiable assets, the definition of a business has not been met and the transaction should be accounted for as an acquisition or disposal of an asset. Otherwise, an entity is required to evaluate whether the integrated set of assets and activities include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and are no longer to consider whether a market participant could replace any missing elements. This guidance also narrows the definition of an output. Previously, an output was defined as the ability to provide a return in the form of dividends, lower costs, or other economic benefits directly to investors, owners, members, or participants. An output is now defined as the ability to provide goods or services to customers, investment income, or other revenues. The adoption of this guidance had no immediate impact on the Consolidated Financial Statements; however, this guidance will need to be considered in the event Alcoa Corporation acquires or disposes of an integrated set of assets and activities.

On January 1, 2018, Alcoa Corporation early adopted guidance issued by the FASB to the assessment of goodwill for impairment as it relates to the quantitative test. Prior to this guidance, there were two steps when performing a quantitative impairment test. The first step required an entity to compare the current fair value of a reporting unit to its carrying value. In the event the reporting unit’s estimated fair value was less than its carrying value, an entity performed the second step, which was to compare the carrying amount of the reporting unit’s goodwill with the implied fair value of that goodwill. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the fair value amounts assigned to all of the assets and liabilities of that unit as if the reporting unit was acquired in a business combination and the fair value of the reporting unit represented the purchase price. If the carrying value of goodwill exceeded its implied fair value, an impairment loss equal to such excess was recognized. This guidance eliminates the second step of the quantitative impairment test. Accordingly, an entity would recognize an impairment of goodwill for a reporting unit, if under what was previously referred to as the first step, the estimated fair value of the reporting unit is less than the carrying value. The impairment would be equal to the excess of the reporting unit’s carrying value over its fair value not to exceed the total amount of goodwill applicable to that reporting unit. The adoption of this guidance had no immediate impact on the Consolidated Financial Statements; however, this guidance will need to be considered each time the Company performs an assessment of goodwill for impairment under the quantitative test.

On January 1, 2018, Alcoa Corporation adopted guidance issued by the FASB to the presentation of net periodic benefit cost related to pension and other postretirement benefit plans. This guidance requires that an entity report the service cost component of net periodic benefit cost in the same line item(s) on its income statement as other compensation costs arising from services rendered by the pertinent employees during a reporting period. The other components of net periodic benefit cost (see Note J) are required to be reported separately from the service cost component. In other words, these other components may be aggregated and presented as a separate line item or they may be reported in existing line items on the income statement other than such line items that include the service cost component. Previously, Alcoa Corporation reported all components of net periodic benefit cost, except for certain settlements, curtailments, and special termination benefits, in Cost of goods sold (business employees) and Selling, general administrative, and other expenses (corporate employees) consistent with the location of other compensation costs related to the respective employees. The non-service cost components noted as exceptions are reported in Restructuring and other charges, as applicable. Additionally, this guidance only permits the service cost component to be capitalized as applicable (e.g., as a cost of internally manufactured inventory). Upon adoption of this guidance, management began reporting the non-service cost components of net periodic benefit cost, except for certain settlements, curtailments, and special termination benefits that will continue to be reported in Restructuring and other charges, in Other expenses (income), net on the accompanying Statement of Consolidated Operations (see Note J). For the first quarter ended March 31, 2018, the non-service cost components reported in Other expenses, net was $38. Additionally, the Statement of Consolidated Operations for the first quarter ended March 31, 2017 was recast to reflect the reclassification of the non-service cost components of net periodic benefit cost to Other income, net from both Cost of goods sold and Selling, general administrative, and other expenses. As a result, for the first quarter ended March 31, 2017, Cost of goods sold decreased by $20, Selling, general administrative, and other expenses decreased by $1, and Other (income) expenses, net changed by $21 from previously reported amounts. Under the practical expedient option provided for in the guidance, the Company used previously disclosed amounts for non-service cost components to recast these line items for the first quarter ended March 31, 2017. Furthermore, Alcoa Corporation no longer capitalizes any non-service cost components as part of the cost of inventory prospectively beginning January 1, 2018.

On January 1, 2018, Alcoa Corporation adopted guidance issued by the FASB to the accounting for stock-based compensation when there has been a modification to the terms or conditions of a share-based payment award. This guidance requires an entity to account for the modification only when there has been a substantive change to the terms or conditions of a share-based payment award. A substantive change occurs when the fair value, vesting conditions or balance sheet classification (liability or equity) of a share-based payment award is/are different immediately before and after the modification. Previously, an entity was required to account for any modification in the terms or conditions of a share-based payment award. The adoption of this guidance had no immediate impact on the Consolidated Financial Statements; however, this guidance will need to be considered if the Company initiates a modification that is determined to be a substantive change to an outstanding share-based award. Additionally, the Company will no longer account for any future non-substantive change to the terms or conditions of a share-based payment awards as a modification.

Issued

In January 2018, the FASB issued guidance regarding the assessment of land easements (or rights of way) under the pending lease accounting requirements to be adopted on January 1, 2019 (see Recently Issued Accounting Guidance in Note B to the Consolidated Financial Statements in Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017). This guidance provides an entity an option to not evaluate existing or expired land easements as leases in preparation for the adoption of the new lease accounting requirements, as long as such land easements were recorded as something other than leases under current accounting requirements. That said, any new land easement acquired or existing land easement modified on January 1, 2019 or later must be assessed for lease accounting under the new requirements. This guidance becomes effective for Alcoa Corporation on January 1, 2019. Management plans to elect the option to not evaluate existing or expired land easements that are currently accounted for as something other than leases under the new lease accounting requirements. The Company’s land easements are currently accounted for as fixed assets and are immaterial to Alcoa Corporation’s Consolidated Financial Statements. Accordingly, management has determined that the adoption of this guidance will not have an immediate impact on the Company’s Consolidated Financial Statements. The new lease accounting requirements will need to be considered if the Company acquires a new land easement or modifies an existing land easement on January 1, 2019 or later.

In February 2018, the FASB issued guidance regarding the reclassification of certain income tax effects reported in accumulated comprehensive income (loss) in response to U.S. tax legislation enacted on December 22, 2017 known as the U.S. Tax Cuts and Jobs Act of 2017 (the “TCJA”). For corporations, one of the main provisions of the TCJA was the reduction in the corporate income tax rate to 21% from 35%. Under current income tax accounting requirements, an entity was required to remeasure applicable U.S. deferred tax assets and deferred tax liabilities at the 21% tax rate effective on the TCJA enactment date. This remeasurement was required to be recognized in an entity’s income tax provision in its income statement. However, certain of these deferred tax assets and deferred tax liabilities relate to income tax effects initially recognized at the 35% tax rate through other comprehensive income (loss) on items reported within accumulated other comprehensive income (loss) on an entity’s balance sheet. Consequently, an entity’s financial statements will reflect an inconsistency between the deferred tax assets and deferred tax liabilities measured at 21% and the related income tax effects in accumulated other comprehensive income (loss) recorded at 35%. Accordingly, this guidance provides a one-time option to remeasure the income tax effects within accumulated other comprehensive income (loss) at the 21% income tax rate. The impact from this remeasurement is to be recorded directly in retained earnings on an entity’s balance sheet. This guidance becomes effective for Alcoa Corporation on January 1, 2019, with early adoption permitted. Management is currently evaluating whether to elect this option, as well as whether to early adopt the guidance. If management elects to apply this guidance, the impact on the Company’s Consolidated Balance Sheet is estimated to be an increase of approximately $350 to both Retained earnings and Accumulated other comprehensive loss.

C. Revenue – The Company recognizes revenue when it satisfies a performance obligation(s) in accordance with the provisions of a customer order or contract. This is achieved when control of the product has been transferred to the customer, which is generally determined when title, ownership, and risk of loss pass to the customer, all of which occurs upon shipment or delivery of the product. The shipping terms vary across all businesses and depend on the product, the country of origin, and the type of transportation (commercial delivery truck, train, or vessel). Accordingly, except for the sale of electricity, the sale of Alcoa Corporation’s products to its customers represent single performance obligations for which revenue is recognized at a point in time. Based on the foregoing, no significant judgment is required to determine when control of a product has been transferred to a customer.

The Company measures revenue based on the consideration it expects to be entitled to receive in exchange for its products. The standard terms and conditions of customer orders and contracts include general rights of return and product warranty provisions related to nonconforming or “out-of-spec” product. Depending on the circumstances, the product is either replaced or a quality adjustment is issued. Historically, such returns and adjustments have not been material to Alcoa Corporation’s Consolidated Financial Statements.

The Company considers shipping and handling activities as costs to fulfill the promise to transfer the related products. As a result, customer payments of shipping and handling costs are recorded as a component of revenue. Also, Alcoa Corporation may collect various taxes (e.g., sales, use, value-added, excise) from its customers related to the sale of its products and remit such amounts to governmental authorities. As such, amounts paid to the Company for these types of taxes are excluded from the transaction price used to determine the proper measurement of revenue.

Alcoa Corporation has five product divisions as follows:

Bauxite—Bauxite is a reddish clay rock that is mined from the surface of the earth’s terrain. This ore is the basic raw material used to produce alumina and is the primary source of aluminum.

Alumina—Alumina is an oxide that is extracted from bauxite and is the basic raw material used to produce primary aluminum. This product can also be consumed for non-metallurgical purposes, such as industrial chemical products.

Primary aluminum—Primary aluminum is metal in the form of a common alloy ingot (e.g., t-bar, sow, standard ingot) or a value-add ingot (e.g., billet, rod, and slab). These products are sold primarily to customers that produce products for the transportation, building and construction, packaging, wire, and other industrial markets.

Flat-rolled aluminum—Flat-rolled aluminum is metal in the form of sheet, which is sold primarily to customers that produce beverage and food cans, including body, tab, and end stock.

Energy—Energy is the generation of electricity, which is sold in the wholesale market to traders, large industrial customers, distribution companies, and other generation companies.

The following table represents the general commercial profile of the Company’s Bauxite, Alumina, Primary aluminum, and Flat-rolled aluminum product divisions (see text below table for Energy):

Product division	Pricing components	Shipping terms(4)	Payment terms(5)
Bauxite	Negotiated	FOB/CIF	LC Sight
Alumina:
Smelter-grade	API(1)/spot	FOB	LC Sight/CAD/Net 30 days
Non-metallurgical	Negotiated	FOB/CIF	Net 30 days
Primary aluminum:
Common alloy ingot	LME + Regional premium(2)	DAP/CIF	Net 30 to 45 days
Value-add ingot	LME + Regional premium + Product premium(2)	DAP/CIF	Net 30 to 45 days
Flat-rolled aluminum	Metal + Conversion(3)	DAP	Negotiated

(1)	API (Alumina Price Index) is a pricing mechanism that is calculated by the Company based on the average of a prior month’s daily spot prices.
(2)	LME (London Metal Exchange) is a globally recognized exchange for commodity trading, including aluminum. The LME pricing component represents the underlying base metal component, based on quoted prices for aluminum on the exchange. The regional premium represents the incremental price over the base LME component that is associated with the physical delivery of metal to a particular region (e.g., the Midwest premium for metal sold in the United States). The product premium represents the incremental price for receiving physical metal in a particular shape (e.g., billet, rod, slab, etc.) or alloy.
(3)	Metal represents the underlying base metal component plus a regional premium – see footnote 2 above. Conversion represents the incremental price over the metal price component that is associated with converting primary or scrap aluminum into sheet.
(4)	CIF (cost, insurance, and freight) means that the Company pays for these items until the product reaches the buyer’s designated destination point related to transportation by vessel. DAP (delivered at place) means the same as CIF related to all methods of transportation. FOB (free on board) means that the Company pays for costs, insurance, and freight until the product reaches the seller’s designated shipping point.
(5)	The net number of days means that the customer is required to remit payment to the Company for the invoice amount within the designated number of days. LC Sight is a letter of credit that is payable immediately (usually within five to ten business days) after a seller meets the requirements of the letter of credit (i.e. shipping documents that evidence the seller performed its obligations as agreed to with a buyer). CAD (cash against documents) is a payment arrangement in which a seller instructs a bank to provide shipping and title documents to the buyer at the time the buyer pays in full the accompanying bill of exchange.

For the Company’s Energy product division, sales of electricity are based on current market prices. Electricity is provided to customers on demand through a national or regional power grid; the customer simultaneously receives and consumes the electricity. Payment terms are generally within 10 days related to the previous 30 days of electricity consumption.

The following table details Alcoa Corporation’s revenue by product division:

	First quarter ended March 31,
	2018	2017
Primary aluminum	$1,647	$1,352
Alumina	913	731
Flat-rolled aluminum	429	423
Energy	73	90
Bauxite	45	70
Other*	(17)	(11)

	$3,090	$2,655

*	Other includes realized gains and losses related to embedded derivative instruments designated as cash flow hedges of forward sales of aluminum (see Note K).

D. Restructuring and Other Charges – In the first quarter of 2018, Alcoa Corporation recorded a net benefit of $19 in Restructuring and other charges, which was comprised of a $23 net gain related to the curtailment of certain pension and other postretirement employee benefits (see Note J) and a $4 charge for additional contract costs related to the curtailed Wenatchee (Washington) smelter.

In the first quarter of 2017, Alcoa Corporation recorded Restructuring and other charges of $10, which were comprised of the following components: $13 for additional contract costs related to the curtailed Wenatchee smelter; $2 for miscellaneous items; and a reversal of $5 associated with layoff reserves related to prior periods.

Alcoa Corporation does not include Restructuring and other charges in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

	First quarter ended March 31,
	2018	2017
Bauxite	$—	$—
Alumina	(1)	—
Aluminum	5	12

Segment total	4	12
Corporate	(23)	(2)

Total restructuring and other charges	$(19)	$10

As of March 31, 2018, approximately 120 of the 140 employees associated with 2017 restructuring programs were separated. The remaining separations for the 2017 restructuring programs are expected to be completed by the end of 2018.

In the 2018 first quarter, cash payments of $2 were made against layoff reserves related to 2017 restructuring programs.

Activity and reserve balances for restructuring charges were as follows:

	Layoff costs	Other costs	Total
Reserve balances at December 31, 2016	$38	$28	$66

2017:
Cash payments	(30)	(43)	(73)
Restructuring charges	23	67	90
Other*	(20)	(18)	(38)

Reserve balances at December 31, 2017	11	34	45

2018:
Cash payments	(3)	(7)	(10)
Restructuring charges	—	4	4
Other*	—	—	—

Reserve balances at March 31, 2018	$8	$31	$39

*	Other includes reversals of previously recorded restructuring charges and the effects of foreign currency translation. In 2017, Other for Layoff costs also included a reclassification of $8 in pension benefits costs, as these obligations were included in Alcoa Corporation’s separate liability for pension benefits obligations. Additionally in 2017, Other for Other costs also included a reclassification of the following restructuring charges: $10 in asset retirement and $8 in environmental obligations, as these liabilities were included in Alcoa Corporation’s separate reserves for asset retirement obligations and environmental remediation.

The remaining reserves are expected to be paid in cash during the remainder of 2018, with the exception of $3, which relates to the termination of an office lease contract and is expected to be paid no later than the end of 2020.

E. Segment Information – The operating results of Alcoa Corporation’s reportable segments were as follows (differences between segment totals and consolidated amounts are in Corporate):

	Bauxite	Alumina	Aluminum	Total
First quarter ended March 31, 2018
Sales:
Third-party sales	$47	$914	$2,111	$3,072
Intersegment sales	249	454	4	707

Total sales	$296	$1,368	$2,115	$3,779

Adjusted EBITDA	$110	$392	$153	$655

Supplemental information:
Depreciation, depletion, and amortization	$29	$53	$106	$188
Equity loss	—	(1)	—	(1)
First quarter ended March 31, 2017
Sales:
Third-party sales	$70	$734	$1,806	$2,610
Intersegment sales	219	361	4	584

Total sales	$289	$1,095	$1,810	$3,194

Adjusted EBITDA	$110	$297	$217	$624

Supplemental information:
Depreciation, depletion, and amortization	$18	$49	$101	$168
Equity income (loss)	—	1	(7)	(6)

The following table reconciles total segment Adjusted EBITDA to consolidated net income attributable to Alcoa Corporation:

	First quarter ended March 31,
	2018	2017
Total segment Adjusted EBITDA	$655	$624
Unallocated amounts:
Transformation(1),(2)	(2)	(20)
Corporate inventory accounting(1),(3)	31	(17)
Corporate expenses(4)	(27)	(33)
Provision for depreciation, depletion, and amortization	(194)	(179)
Restructuring and other charges (D)	19	(10)
Interest expense	(26)	(26)
Other (expenses) income, net (N)	(21)	79
Other(1),(5)	(23)	—

Consolidated income before income taxes	412	418
Provision for income taxes	(138)	(110)
Net income attributable to noncontrolling interest	(124)	(83)

Consolidated net income attributable to Alcoa Corporation	$150	$225

(1)	Effective in the first quarter of 2018, management elected to change the presentation of certain line items in the reconciliation of total segment Adjusted EBITDA to consolidated net income attributable to Alcoa Corporation to provide additional transparency to the nature of these reconciling items. Accordingly, Transformation (see footnote 2), which was previously reported within Other, is presented as a separate line item. Additionally, Impact of LIFO (last in, first out) and Metal price lag, which were previously reported as separate line items, are now combined and reported in a new line item labeled Corporate inventory accounting (see footnote 3). Also, the impact of intersegment profit eliminations, which was previously reported within Other, is reported in the new Corporate inventory accounting line item. The applicable information for the prior period presented was recast to reflect these changes.

(2)	Transformation includes, among other items, the Adjusted EBITDA of previously closed operations.
(3)	Corporate inventory accounting is composed of the impacts of LIFO inventory accounting, metal price lag, and intersegment profit eliminations. Metal price lag describes the timing difference created when the average price of metal sold differs from the average cost of the metal when purchased by Alcoa Corporation’s rolled aluminum operations. In general, when the price of metal increases, metal price lag is favorable, and when the price of metal decreases, metal price lag is unfavorable.
(4)	Corporate expenses are composed of general administrative and other expenses of operating the corporate headquarters and other global administrative facilities, as well as research and development expenses of the corporate technical center.
(5)	Other includes certain items that impact Cost of goods sold and Selling, general administrative, and other expenses on Alcoa Corporation’s Statement of Consolidated Operations that are not included in the Adjusted EBITDA of the reportable segments.

F. Earnings Per Share – Basic earnings per share (EPS) amounts are computed by dividing earnings by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding.

The information used to compute basic and diluted EPS attributable to Alcoa Corporation common shareholders was as follows (shares in millions):

	First quarter ended March 31,
	2018	2017
Net income attributable to Alcoa Corporation	$150	$225

Average shares outstanding – basic	186	184
Effect of dilutive securities:
Stock options	1	1
Stock and performance awards	1	1

Average shares outstanding – diluted	188	186

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

G. Accumulated Other Comprehensive Loss

The following table details the activity of the three components that comprise Accumulated other comprehensive loss for both Alcoa Corporation’s shareholders and noncontrolling interest:

	Alcoa Corporation		Noncontrolling interest
	First quarter ended March 31,		First quarter ended March 31,
	2018	2017	2018	2017
Pension and other postretirement benefits (J)
Balance at beginning of period	$(2,786)	$(2,330)	$(47)	$(56)
Other comprehensive income (loss):
Unrecognized net actuarial loss and prior service cost/benefit	75	(5)	1	(1)
Tax (expense) benefit	(8)	1	(1)	—

Total Other comprehensive income (loss) before reclassifications, net of tax	67	(4)	—	(1)

Amortization of net actuarial loss and prior service cost/benefit(1)	36	50	1	—
Tax expense(2)	(2)	(2)	—	—

Total amount reclassified from Accumulated other comprehensive loss, net of tax(6)	34	48	1	—

Total Other comprehensive income (loss)	101	44	1	(1)

Balance at end of period	$(2,685)	$(2,286)	$(46)	$(57)

Foreign currency translation

Balance at beginning of period	$(1,467)	$(1,655)	$(581)	$(677)
Other comprehensive income (loss)(3)	1	239	(14)	114

Balance at end of period	$(1,466)	$(1,416)	$(595)	$(563)

Cash flow hedges (K)
Balance at beginning of period	$(929)	$210	$51	$1
Other comprehensive income (loss):
Net change from periodic revaluations	635	(380)	(20)	120
Tax (expense) benefit	(99)	58	6	(36)

Total Other comprehensive income (loss) before reclassifications, net of tax	536	(322)	(14)	84

Net amount reclassified to earnings:
Aluminum contracts(4)	27	18	—	—
Financial contracts(5)	(13)	(1)	(9)	(1)
Foreign exchange contracts(4)	(1)	—	—	—

Sub-total	13	17	(9)	(1)
Tax benefit (expense)(2)	1	(3)	3	—

Total amount reclassified from Accumulated other comprehensive income (loss), net of tax(6)	14	14	(6)	(1)

Total Other comprehensive income (loss)	550	(308)	(20)	83

Balance at end of period	$(379)	$(98)	$31	$84

(1)	These amounts were included in the computation of net periodic benefit cost for pension and other postretirement benefits (see Note J).
(2)	These amounts were reported in Provision for income taxes on the accompanying Statement of Consolidated Operations.
(3)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.
(4)	These amounts were reported in Sales on the accompanying Statement of Consolidated Operations.
(5)	These amounts were reported in Cost of goods sold on the accompanying Statement of Consolidated Operations.
(6)	A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings. These amounts were reflected on the accompanying Statement of Consolidated Operations in the line items indicated in footnotes 1 through 5.

H. Investments – A summary of unaudited financial information for Alcoa Corporation’s equity investments is as follows (amounts represent 100% of investee financial information):

	First quarter ended March 31,
	2018	2017
Sales	$1,253	$916
Cost of goods sold	960	678
Net income	65	23

I. Inventories

	March 31, 2018	December 31, 2017
Finished goods	$347	$296
Work-in-process	314	258
Bauxite and alumina	581	585
Purchased raw materials	551	473
Operating supplies	145	147
LIFO reserve	(308)	(306)

	$1,630	$1,453

At March 31, 2018 and December 31, 2017, the total amount of inventories valued on a LIFO basis was $561, or 29%, and $516, or 29%, respectively, of total inventories before LIFO adjustments. The inventory values, prior to the application of LIFO, are generally determined under the average cost method, which approximates current cost.

J. Pension and Other Postretirement Benefits – The components of net periodic benefit cost were as follows:

	First quarter ended March 31,
	2018	2017
Pension benefits
Service cost	$14	$18
Interest cost(1)	59	61
Expected return on plan assets(1)	(90)	(99)
Recognized net actuarial loss(1)	55	46
Amortization of prior service cost(1)	2	2
Curtailments(2)	5	—

Net periodic benefit cost	$45	$28

(1)	These amounts were reported in Other expenses (income), net on the accompanying Statement of Consolidated Operations (see Note B).
(2)	These amounts were reported in Restructuring and other charges on the accompanying Statement of Consolidated Operations (see Note D).

	First quarter ended March 31,
	2018	2017
Other postretirement benefits
Service cost	$1	$1
Interest cost(1)	9	9
Recognized net actuarial loss(1)	3	3
Amortization of prior service benefit(1)	—	(1)
Curtailments(2)	(28)	—

Net periodic benefit cost	$(15)	$12

(1)	These amounts were reported in Other expenses (income), net on the accompanying Statement of Consolidated Operations (see Note B).
(2)	These amounts were reported in Restructuring and other charges on the accompanying Statement of Consolidated Operations (see Note D).

Alcoa Corporation sponsors several defined benefit pension and other postretirement employee benefit plans, primarily in the United States and Canada. The pension benefit plans and the other postretirement benefit plans cover an aggregate of approximately 54,000 and approximately 48,000 participants, respectively. In January 2018, the Company communicated retirement benefit changes to certain U.S. and Canadian plan participants.

Effective January 1, 2021, all U.S. and Canadian salaried employees that are participants in three of the Company’s defined benefit pension plans will cease accruing retirement benefits for future service. This change will affect approximately 800 employees, who will be transitioned to country-specific defined contribution plans, in which the Company will contribute 3% of these participants’ eligible earnings on an annual basis. Such contributions will be incremental to any employer savings match the employees may receive under existing defined contribution plans. Participants already collecting benefits under these defined benefit pension plans are not affected by these changes.

This change resulted in the adoption of a significant plan amendment by the three pension benefit plans in January 2018. Accordingly, these plans were required to be remeasured, and through this process, the discount rate (weighted-average for these three plans) was updated from 3.65% at December 31, 2017 to 3.80% at January 31, 2018. The remeasurement of these plans resulted in a decrease of $57 to both Alcoa’s pension benefits liability and Accumulated other comprehensive loss. The remeasurement of these plans also resulted in a curtailment charge of $5 in the first quarter of 2018, representing prior service cost. This amount was reclassified to earnings through Restructuring and other charges from Accumulated other comprehensive loss.

Also, effective January 1, 2021, Alcoa Corporation will no longer contribute to pre-Medicare retiree medical coverage for U.S. salaried employees and retirees, affecting approximately 700 participants in one plan. This change resulted in the adoption of a significant plan amendment by this other postretirement benefits plan in January 2018. Accordingly, this plan was required to be remeasured, and through this process, the discount rate was updated from 3.29% at December 31, 2017 to 3.43% at January 31, 2018. The remeasurement of this plan resulted in a decrease of $7 to both Alcoa’s other postretirement benefits liability and Accumulated other comprehensive loss. The remeasurement of this plan also resulted in a curtailment gain of $28 in the first quarter of 2018, representing a prior service benefit. This amount was reclassified to earnings through Restructuring and other charges from Accumulated other comprehensive loss.

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

Several of Alcoa Corporation’s aluminum, energy, and foreign exchange contracts are classified as Level 1 or Level 2 under the fair value hierarchy. The total fair value of these derivative contracts recorded as assets and liabilities was $27 and $48, respectively, at March 31, 2018 and $44 and $117, respectively, at December 31, 2017. In the first quarter of 2018 and 2017, Alcoa Corporation recognized a loss of $4 and $22, respectively, in Other expenses (income), net on the accompanying Statement of Consolidated Operations related to these contracts. Certain of these contracts are designated as either fair value or cash flow hedging instruments. For the contracts designated as cash flow hedges, Alcoa Corporation recognized an unrealized gain of $68 and an unrealized loss of $50 in Other comprehensive income (loss) in the first quarter of 2018 and 2017, respectively.

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

D1 through D5. Alcoa Corporation has two power contracts (D1 and D2), each of which contain an embedded derivative that indexes the price of power to the LME price of aluminum. Additionally, Alcoa Corporation has three power contracts (D3 through D5), each of which contain an embedded derivative that indexes the price of power to the LME price of aluminum plus the Midwest premium. The embedded derivatives in these five power contracts are primarily valued using observable market prices; however, due to the length of the contracts, the valuation models also require management to estimate the long-term price of aluminum based upon an extrapolation of the 10-year LME forward curve (one of the contracts no longer requires the use of prices beyond this curve). Additionally, for three of the contracts, management also estimates the Midwest premium, generally, for the next twelve months based on recent transactions and then holds the premium estimated in that twelfth month constant for the remaining duration of the contract. Significant increases or decreases in the actual LME price beyond 10 years would result in a higher or lower fair value measurement. An increase in actual LME price and/or the Midwest premium over the inputs used in the valuation models will result in a higher cost of power and a corresponding decrease to the derivative asset or increase to the derivative liability. The embedded derivatives have been designated as cash flow hedges of forward sales of aluminum. Unrealized gains and losses were included in Other comprehensive income (loss) on the accompanying Consolidated Balance Sheet while realized gains and losses were included in Sales on the accompanying Statement of Consolidated Operations.

D6. [Reserved]

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

D8. In 2016, Alcoa Corporation and the related counterparty elected to modify the pricing of an existing power contract for a smelter in the United States. This amendment contains an embedded derivative that indexes the price of power to the LME price of aluminum plus the Midwest premium. The embedded derivative is valued using the interrelationship of future metal prices (LME base plus Midwest premium) and the amount of megawatt hours of energy needed to produce the forecasted metric tons of aluminum at the smelter. Significant increases or decreases in the metal price would result in a higher or lower fair value measurement. An increase in actual metal price over the inputs used in the valuation model will result in a higher cost of power and a corresponding increase to the derivative liability. Management elected not to qualify the embedded derivative for hedge accounting treatment. Unrealized gains and losses from the embedded derivative were included in Other expenses (income), net on the accompanying Statement of Consolidated Operations while realized gains and losses were included in Cost of goods sold on the accompanying Statement of Consolidated Operations as electricity purchases were made under the contract. At the time this derivative liability was recognized, an equivalent amount was recognized as a deferred charge in Other noncurrent assets on the accompanying Consolidated

Balance Sheet. The amortization of this deferred charge is recognized in Other expenses (income), net on the accompanying Statement of Consolidated Operations as power is received over the life of the contract.

D9. Alcoa Corporation has a power contract, which contains an embedded derivative that indexes the spread between the Company’s estimated 30-year debt yield and the counterparty’s 30-year debt yield. As Alcoa Corporation does not have outstanding 30-year debt, the Company’s estimated 30-year debt yield is represented by the sum of (i) the excess of the yield on Alcoa’s outstanding notes due 2026 over the yield on only the Ba/BB-rated company debt included in Barclays High Yield Index for intermediate (10-year) credits and (ii) the yield on only the Ba/BB-rated company debt included in Barclays High Yield Index for long (30-year) credits. In accordance with the terms of the power contract, this calculation may be changed in January of each calendar year. Management uses market prices, historical relationships, and forecast services to determine fair value. Significant increases or decreases in any of these inputs would result in a lower or higher fair value measurement. A wider credit spread between Alcoa Corporation and the counterparty would result in a higher cost of power and a corresponding increase in the derivative liability. This embedded derivative did not qualify for hedge accounting treatment. Unrealized gains and losses were included in Other expenses (income), net on the accompanying Statement of Consolidated Operations while realized gains and losses were included in Cost of goods sold on the accompanying Statement of Consolidated Operations as electricity purchases were made under the contract.

D10 and D11. Alcoa Corporation had a financial contract (D10) to hedge the anticipated power requirements at one of its smelters that began in November 2016. At that time, the energy supply contract related to this smelter had expired and Alcoa Corporation began purchasing electricity directly from the spot market. Beyond the term where market information is available, management developed a forward curve, for valuation purposes, based on independent consultant market research. Significant increases or decreases in the power market may result in a higher or lower fair value measurement of the financial contract. Lower prices in the power market would cause a decrease in the derivative asset. The financial contract had been designated as a cash flow hedge of future purchases of electricity (this designation ceased in December 2016 – see below). Through November 2016, unrealized gains and losses on this contract were recorded in Other comprehensive income (loss) on the Company’s Consolidated Balance Sheet, while realized gains and losses were recorded in Cost of goods sold as electricity purchases were made from the spot market. In August 2016, Alcoa Corporation gave the required notice to terminate this financial contract one year from the date of notification. As a result, Alcoa Corporation decreased both the related derivative asset recorded in Other noncurrent assets and the unrealized gain recorded in Accumulated other comprehensive loss by $84, which related to the August 2017 through 2036 timeframe, resulting in no impact to Alcoa Corporation’s earnings. In December 2016, the smelter experienced an unplanned outage, resulting in a portion of the financial contract no longer qualifying for hedge accounting, at which point management elected to discontinue hedge accounting for all of the remainder of the contract (through August 2017). As a result, Alcoa Corporation reclassified an unrealized gain of $7 from Accumulated other comprehensive loss to Other income, net related to the portion of the contract that no longer qualified for hedge accounting. The remaining $6 unrealized gain in Accumulated other comprehensive loss related to the portion management elected to discontinue hedge accounting was reclassified to Cost of goods sold as electricity purchases were made from the spot market through the termination date of the financial contract. Additionally, from December 2016 through August 2017, unrealized gains and losses on this contract were recorded in Other expenses (income), net, and realized gains and losses were recorded in Other expenses (income), net as electricity purchases were made from the spot market.

In January 2017, Alcoa Corporation and the counterparty entered into a new financial contract (D11) to hedge the anticipated power requirements at this smelter for the period from August 2017 through July 2021 and amended the existing financial contract to both reduce the hedged amount of anticipated power requirements and to move up the effective termination date to July 31, 2017. The new financial contract has been designated as a cash flow hedge of future purchases of electricity. Unrealized gains and losses on the new financial contract were recorded in Other comprehensive income (loss) on the accompanying Consolidated Balance Sheet while realized gains and losses were recorded (began in August 2017) in Cost of goods sold as electricity purchases were made from the spot market.

The following table presents quantitative information related to the significant unobservable inputs described above for Level 3 derivative contracts:

	Fair value at March 31, 2018	Unobservable input	Range ($ in full amounts)
Assets:
Embedded aluminum derivative (D7)	$—	Interrelationship of future aluminum and oil prices	Aluminum: $1,991 per metric ton in April 2018 to $2,019 per metric ton in October 2018 Oil: $70 per barrel in January 2018 to $67 per barrel in October 2018
Financial contract (D11)	124	Interrelationship of forward energy price and the Consumer Price Index and price of electricity beyond forward curve	Electricity: $65.43 per megawatt hour in 2018 to $53.88 per megawatt hour in 2021
Liabilities:
Embedded aluminum derivative (D1)	281	Interrelationship of LME price to the amount of megawatt hours of energy needed to produce the forecasted metric tons of aluminum	Aluminum: $1,991 per metric ton in 2018 to $2,368 per metric ton in 2027 Electricity: rate of 4 million megawatt hours per year
Embedded aluminum derivatives (D3 through D5)	198	Price of aluminum beyond forward curve

Aluminum: $2,408 per metric ton in 2028 to $2,476 per metric ton in 2029 (two contracts) and $2,771 per metric ton in 2036 (one contract)

Midwest premium: $0.1900 per pound in 2018 to $0.1900 per pound in 2029 (two contracts) and 2036 (one contract)

Embedded aluminum derivative (D8)	25	Interrelationship of LME price to the amount of megawatt hours of energy needed to produce the forecasted metric tons of aluminum	Aluminum: $1,991 per metric ton in 2018 to $2,037 per metric ton in 2019 Midwest premium: $0.1900 per pound in 2018 to $0.1900 per pound in 2019 Electricity: rate of 2 million megawatt hours per year
Embedded aluminum derivative (D2)	11	Interrelationship of LME price to overall energy price	Aluminum: $2,110 per metric ton in 2018 to $2,061 per metric ton in 2019
Embedded credit derivative (D9)	16	Estimated spread between the respective 30-year debt yield of Alcoa Corporation and the counterparty	2.05% (30-year debt yields: Alcoa Corporation – 6.17% (estimated) and counterparty – 4.12%)

The fair values of Level 3 derivative instruments recorded as assets and liabilities in the accompanying Consolidated Balance Sheet were as follows:

	March 31, 2018	December 31, 2017
Asset Derivatives
Derivatives designated as hedging instruments:
Fair value of derivative contracts – current:
Financial contract	$46	$96
Fair value of derivative contracts – noncurrent:
Financial contract	78	101

Total derivatives designated as hedging instruments	$124	$197

Total Asset Derivatives	$124	$197

Liability Derivatives
Derivatives designated as hedging instruments:
Fair value of derivative contracts – current:
Embedded aluminum derivatives	$67	$120
Fair value of derivative contracts – noncurrent:
Embedded aluminum derivatives	423	992

Total derivatives designated as hedging instruments	$490	$1,112

Derivatives not designated as hedging instruments:
Fair value of derivative contracts – current:
Embedded aluminum derivative	$25	$28
Embedded credit derivative	3	4
Fair value of derivative contracts – noncurrent:
Embedded aluminum derivative	—	6
Embedded credit derivative	13	23

Total derivatives not designated as hedging instruments	$41	$61

Total Liability Derivatives	$531	$1,173

The following tables present a reconciliation of activity for Level 3 derivative contracts:

	Assets	Liabilities
First quarter ended March 31, 2018	Financial contracts	Embedded aluminum derivatives	Embedded credit derivative
Opening balance – January 1, 2018	$197	$1,146	$27
Total gains or losses (realized and unrealized) included in:
Sales	—	(25)	—
Cost of goods sold	(22)	—	—
Other expenses, net	—	(6)	(11)
Other comprehensive income	(51)	(597)	—
Purchases, sales, issuances, and settlements*	—	—	—
Transfers into and/or out of Level 3*	—	—	—
Other	—	(3)	—

Closing balance – March 31, 2018	$124	$515	$16

Change in unrealized gains or losses included in earnings for derivative contracts held at March 31, 2018:
Sales	$—	$—	$—
Cost of goods sold	—	—	—
Other expenses, net	—	(6)	(11)

*	In the 2018 first quarter, there were no purchases, sales, issuances or settlements of Level 3 derivative instruments. Additionally, there were no transfers of derivative instruments into or out of Level 3.

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

Embedded aluminum derivatives (D1 through D5). Alcoa Corporation has entered into energy supply contracts that contain pricing provisions related to the LME aluminum price. The LME-linked pricing features are considered embedded derivatives. Five of these embedded derivatives have been designated as cash flow hedges of forward sales of aluminum. At March 31, 2018 and December 31, 2017, these embedded aluminum derivatives hedge forecasted aluminum sales of 2,743 kmt and 2,859 kmt, respectively.

In the first quarter of 2018 and 2017, Alcoa Corporation recognized a net unrealized gain of $597 and a net unrealized loss of $498, respectively, in Other comprehensive income (loss) related to these five derivative instruments. Additionally, Alcoa Corporation reclassified a realized loss of $25 and $18 from Accumulated other comprehensive loss to Sales in the first quarter of 2018 and 2017, respectively. Assuming market rates remain constant with the rates at March 31, 2018, a realized loss of $67 is expected to be recognized in Sales over the next 12 months.

There was no ineffectiveness related to these five derivative instruments in the first quarter of 2018 and 2017.

Financial contracts (D10 and D11). Alcoa Corporation had a financial contract to hedge the anticipated power requirements at one of its smelters that became effective when the existing power contract expired in October 2016. In August 2016, Alcoa Corporation elected to terminate most of the remaining term of this financial contract (see D10 above). Additionally, in December 2016, management elected to discontinue hedge accounting for this contract (see D10 above). This financial contract hedged forecasted electricity purchases of 1,969,544 megawatt hours prior to December 2016. In the first quarter of 2017, Alcoa Corporation reclassified a realized gain of $2 from Accumulated other comprehensive loss to Cost of goods sold.

In addition, in January 2017, Alcoa Corporation entered into a new financial contract that hedges the anticipated power requirements at this smelter for the period from August 2017 through July 2021 (see D11 above). At March 31, 2018 and December 31, 2017, this financial contract hedges forecasted electricity purchases of 8,199,576 and 8,805,456, respectively, megawatt hours. In the first quarter of 2018 and 2017, Alcoa Corporation recognized an unrealized loss of $51 and an unrealized gain of $169, respectively, in Other comprehensive income (loss). Additionally, Alcoa Corporation reclassified a realized gain of $22 in the 2018 first quarter from Accumulated other comprehensive loss to Cost of goods sold. Assuming market rates remain consistent with the rates at March 31, 2018, a realized gain of $46 is expected to be recognized in Cost of goods sold over the next 12 months. Additionally, Alcoa Corporation recognized a gain of $1 in Other income, net related to hedge ineffectiveness in the first quarter of 2017. There was no ineffectiveness related to this contract in the first quarter of 2018.

Derivatives Not Designated As Hedging Instruments

Alcoa Corporation has two Level 3 embedded aluminum derivatives (D7 and D8) and one Level 3 embedded credit derivative (D9) that do not qualify for hedge accounting treatment and one Level 3 financial contract for which management elected to discontinue hedge accounting treatment (see D10 above). As such, gains and losses related to the changes in fair value of these instruments are recorded directly in earnings. In the first quarter of 2018 and 2017, Alcoa Corporation recognized a gain of $17 and $25, respectively, in Other expenses (income), net, of which a gain of $6 and a loss of $14, respectively, related to the embedded aluminum derivatives, a gain of $11 and $5, respectively, related to the embedded credit derivative, and a gain of $34 (2017 first quarter) related to the financial contract.

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

Other Financial Instruments

The carrying values and fair values of Alcoa Corporation’s other financial instruments were as follows:

	March 31, 2018		December 31, 2017
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$1,196	$1,196	$1,358	$1,358
Restricted cash	7	7	7	7
Long-term debt due within one year	15	15	16	16
Long-term debt, less amount due within one year	1,445	1,574	1,388	1,555

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

L. Income Taxes – On December 22, 2017, U.S. tax legislation known as the U.S. Tax Cuts and Jobs Act of 2017 (the “TCJA”) was enacted. For corporations, the TCJA amends the U.S. Internal Revenue Code by reducing the corporate income tax rate (to 21% from 35%) and modifying several business deduction and international tax provisions, including a tax on each of the following: (i) a mandatory one-time deemed repatriation of accumulated foreign earnings, (ii) a new category of income, referred to as global intangible low tax income, related to earnings taxed at a low rate of foreign entities without a significant fixed asset base; and (iii) base erosion payments (deductible cross-border payments to related parties) that exceed 3% of a company’s deductible expenses.

Based on management’s preliminary analysis of the TCJA, the Company recorded a $22 discrete income tax charge in its Consolidated Financial Statements for the year ended December 31, 2017. This amount was provisional in nature in accordance with guidance issued by the SEC under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act. In the first quarter of 2018, management continued to gather information and perform additional analysis of the TCJA provisions. The Company completed its analysis related to the reduced corporate income tax rate, resulting in no further impact to Alcoa Corporation’s Consolidated Financial Statements. Management’s assessment of the other provisions of the TCJA remain provisional as of March 31, 2018 (no additional impact was recorded in the 2018 first quarter). Several items are in the process of being completed by the Company, including the calculation of earnings and profits of relevant subsidiaries related to (i) above, the calculation of the interest expense allocation, which is subject to future guidance to be issued by the U.S. Treasury Department, related to (ii) above, and an analysis of the characterization of amounts paid or accrued to determine if they qualify as base erosion payments, which is subject to future guidance to be issued by the U.S. Treasury Department and U.S. Internal Revenue Service, related to (iii) above. The Company will finalize its analyses of the TCJA provisions later in 2018.

See Note P to the Consolidated Financial Statements in Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 for additional information.

M. Contingencies and Commitments

Contingencies

Unless specifically described to the contrary, all matters within Note M are the full responsibility of Alcoa Corporation pursuant to the Separation and Distribution Agreement. Additionally, the Separation and Distribution Agreement provides for cross-indemnities between the Company and Arconic for claims subject to indemnification.

Litigation

Italy 148—Beginning in 2006, ParentCo and the Italian Energy Authority (Autorità di Regolazione per Energia Reti e Ambiente, formerly l’Autorità per l’Energia Elettrica, il Gas e il Sistema Idrico, the “Energy Authority”) had been in a dispute regarding the calculation of a drawback applied to a portion of the price of power under a special tariff received by Alcoa Trasformazioni S.r.l. (“Trasformazioni,” previously a subsidiary of ParentCo; now a subsidiary of Alcoa Corporation). This dispute arose as a result of a resolution (148/2004) issued in 2004 by the Energy Authority that changed the method for calculating the drawback. Through 2009, Trasformazioni continued to receive the power price drawback for its Portovesme and Fusina smelters in accordance with the original resolution (204/1999), at which time the European Commission declared all such special tariffs to be impermissible “state aid.” Between 2006 and 2014, several judicial hearings occurred related to continuous appeals filed by both ParentCo and the Energy Authority regarding the dispute on the calculation of the drawback; a hearing on the latest appeal was scheduled for May 2018 (see below). Additionally, between 2012 and 2013, Trasformazioni received multiple letters from the agency responsible for making and collecting payments on behalf of the Energy Authority demanding payment for the difference in the drawback calculation between the two resolutions. The latest such demand was for $97 (€76), including interest, and allegedly included consideration of a third resolution (44/2012) issued in 2012 on the calculation of the drawback; Trasformazioni rejected this demand.

In the meantime, as a result of the conclusion of the European Commission Matter in January 2016 (see Note R to the Consolidated Financial Statements in Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017), ParentCo’s management modified its outlook with respect to a portion of the then-pending legal proceedings related to the drawback dispute. As such, a charge of $37 (€34) was recorded in Restructuring and other charges for the year ended December 31, 2015 to establish a partial reserve for this matter.

In December 2017, through an agreement with the Energy Authority, Alcoa Corporation settled this matter for $18 (€15) (paid in January 2018). Accordingly, the Company recorded a reduction of $22 (€19) (the U.S. dollar amount reflects the effects of foreign currency movements since 2015) to its previously established reserve in Restructuring and other charges on the Statement of Consolidated Operations for the year ended December 31, 2017. In January 2018, subsequent to making the previously referenced payment, Alcoa Corporation and the respective state attorney in Italy filed a joint request with the Regional Administrative Court for Lombardy to have this matter formally dismissed. The parties have yet to receive notice of the court’s formal recognition of the dismissal request.

Also in December 2017, as part of a separate but related agreement to the above, the Company agreed to transfer ownership of the Portovesme smelter (permanently closed in 2014) to Invitalia, which is an Italian government agency responsible for managing economic development. However, the Company will retain previously accrued asset retirement obligations related to ParentCo’s decision in 2014 to decommission the Portovesme smelter; such liabilities may be reduced upon Invitalia achieving certain milestones related to the future of the smelter. The carrying value of the assets related to the Portovesme site were previously written down to zero in 2014 as a direct result of this decision by ParentCo. Additionally, this agreement included a framework for the future settlement of a groundwater remediation project related to the Portovesme site (see Fusina and Portovesme, Italy in Environmental Matters below). In February 2018, the Company completed the transfer of ownership of the Portovesme smelter to Invitalia.

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

Alcoa Corporation’s remediation reserve balance was $284 and $294 at March 31, 2018 and December 31, 2017 (of which $50 and $36 was classified as a current liability), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated.

In the 2018 first quarter, the remediation reserve was increased by an immaterial amount. The changes to the remediation reserve were recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations.

Payments related to remediation expenses applied against the reserve were $6 in the 2018 first quarter. This amount includes expenditures currently mandated, as well as those not required by any regulatory authority or third party. In the 2018 first quarter, the change in the reserve also reflects both a decrease of $5 for the reclassification of a liability to Asset retirement obligations on Alcoa Corporation’s Consolidated Balance Sheet as of March 31, 2018 and an increase of $1 due to the effects of foreign currency translation.

The Separation and Distribution Agreement includes provisions for the assignment or allocation of environmental liabilities between Alcoa Corporation and Arconic, including certain remediation obligations associated with environmental matters. In general, the respective parties are responsible for the environmental matters associated with their operations, and with the properties and other assets assigned to each. Additionally, the Separation and Distribution Agreement lists environmental matters with a shared responsibility between the two companies with an allocation of responsibility and the lead party responsible for management of each matter. For matters assigned to Alcoa Corporation and Arconic under the Separation and Distribution Agreement, the companies have agreed to indemnify each other in whole or in part for environmental liabilities arising from operations prior to the Separation Date.

The following description provides details regarding the current status of certain significant reserves related to current or former Alcoa Corporation sites. With the exception of the Fusina, Italy matter, Alcoa Corporation assumed full responsibility of the matters described below.

General—The Company is in the process of decommissioning various plants in several countries. As a result, redeveloping these sites for reuse or returning the land to a natural state requires the performance of certain remediation activities. In aggregate, the majority of these activities will be completed at various times in the future with the latest expected to be in 2026, after which ongoing monitoring and other activities will be required. At March 31, 2018 and December 31, 2017, the reserve balance associated with these activities was $142 and $150, respectively.

Sherwin, TX—In connection with ParentCo’s sale of the Sherwin alumina refinery, which was required to be divested as part of ParentCo’s acquisition of Reynolds Metals Company in 2000, ParentCo agreed to retain responsibility for the remediation of the then-existing environmental conditions, as well as a pro rata share of the final closure of the active bauxite residue waste disposal areas (known as the Copano facility). All ParentCo obligations regarding the Sherwin refinery and Copano facility were transferred from ParentCo to Alcoa Corporation as part of the Separation Transaction on November 1, 2016. At March 31, 2018 and December 31, 2017, the reserve balance associated with this matter was $29. Since October 2016, Reynolds Metals Company, a subsidiary of Alcoa Corporation, had been involved in a legal dispute with the owner of Sherwin related to the allocation of responsibility for the environmental obligations at this site. In April 2018, Reynolds Metals Company reached a settlement agreement with the owner of Sherwin, as well as a separate agreement with the state of Texas, that revised the environmental responsibilities and obligations for each related to the Sherwin refinery site and Copano facility. In management’s judgment, the Company’s reserve as of March 31, 2018 is sufficient to satisfy the provisions of the settlement agreements. Upon changes in facts or circumstances, a change to the reserve may be required. See “Other” below for a complete description of this matter.

Baie Comeau, Quebec, Canada—Alcoa Corporation has a remediation project related to known polychlorinated biphenyls (PCBs) and polycyclic aromatic hydrocarbons (PAHs) contained in sediments of the Anse du Moulin bay, which is near the Company’s Baie Comeau smelter. The project, which was approved by the Quebec Ministry of Sustainable Development, Environment, Wildlife and Parks through a final ministerial decree issued in July 2015, is aimed at dredging and capping of the contaminated sediments. The project work began in April 2017 and was virtually completed in December 2017. At the end of 2017, the Company decreased the reserve for Baie Comeau by $4 to reflect the final cost estimate of the remaining work and the subsequent monitoring program, which is expected to last through 2023. At March 31, 2018 and December 31, 2017, the reserve balance associated with this matter was $4 and $5, respectively.

Fusina and Portovesme, Italy—The following matters are in regards to an order issued in 2004 to Alcoa Trasformazioni S.r.l. (“Trasformazioni”) (Trasformazioni is now a subsidiary of Alcoa Corporation and owns the Fusina smelter and Portovesme smelter (until February 2017 – see Italy 148 in Litigation above) sites, and Fusina Rolling S.r.l., a new ParentCo subsidiary, now owns the Fusina rolling operations) by the Italian Ministry of Environment and Protection of Land and Sea (MOE) for the development of a clean-up plan related to soil and groundwater contamination in excess of allowable limits under legislative decree and, for only the Fusina site, to institute emergency actions and pay natural resource damages.

For the Fusina site, Trasformazioni has a soil and groundwater remediation project, which was approved by the MOE through a final ministerial decree issued in August 2014. Additionally, under an administrative agreement reached in February 2014 with the MOE, Trasformazioni is required to make annual payments over a 10-year period for groundwater emergency containment and natural resource damages related to the Fusina site. Trasformazioni began work on the soil remediation project in October 2017 and expects to complete the project by the end of 2019. The MOE assumed the responsibility for the execution of the groundwater remediation/emergency containment in accordance with the February 2014 settlement agreement, as part of a regional effort by the MOE, and project work is slated to begin in 2019. At March 31, 2018 and December 31, 2017, the reserve balance associated with all of the foregoing Fusina-related matters (excluding a portion related to the rolling operations – see below) was $8.

Effective with the Separation Transaction, Arconic retained the portion of Trasformazioni’s obligation related to the Fusina rolling operations. Specifically, under the Separation and Distribution Agreement, Trasformazioni, and with it the Fusina properties, were assigned to Alcoa Corporation. Fusina Rolling S.r.l., entered into a lease agreement for the portion of property that included the rolling operations. Pursuant to the Separation and Distribution Agreement, the liabilities at Fusina described above were allocated between Alcoa Corporation (Trasformazioni) and Arconic (Fusina Rolling S.r.l.).

For the Portovesme site, Trasformazioni has a soil remediation project, which was approved by the MOE through a final ministerial decree issued in October 2015. Project work on the soil remediation project commenced in mid-2016 and is expected to be completed in 2019. Additionally, Trasformazioni, along with four other entities that operated in the same industrial park, have submitted a groundwater remediation project, which was preliminarily approved in 2010 by the MOE. Since that time, the parties have performed additional studies and work to be incorporated into the final remedial design. In December 2017, a framework for the future settlement of the groundwater remediation project was included within an agreement to transfer the ownership of the Portovesme smelter to an Italian government agency (see Italy 148 in Litigation above). The MOE has confirmed its acceptance of the proposal set out in the framework; however, the total cost of the groundwater remediation project will not be determined until the final remedial design is completed in late 2018. The ultimate outcome of this matter may result in a change to the existing reserve for Portovesme. At March 31, 2018 and December 31, 2017, the reserve balance associated with all of the foregoing Portovesme-related matters was $15 and $16, respectively.

Mosjøen, Norway—Alcoa Corporation has a remediation project related to known PAHs in the sediments located in the harbor and extending out into the fjord, which are near the Company’s Mosjøen smelter. The project, which was approved by the Norwegian Environmental Agency through a final order issued in June 2015, is aimed at dredging of the contaminated sediments. In order to allow for the sediment dredging in the harbor, the project also includes stabilization of the wharf. Project work commenced in early 2016 and is expected to be completed in 2018. In 2017, Alcoa Corporation reduced the reserve associated with this matter by $2 based on a revised cost estimate of the remaining project work. At March 31, 2018 and December 31, 2017, the reserve balance associated with this matter was $1 and $2, respectively.

East St. Louis, IL—Alcoa Corporation has an ongoing remediation project related to an area used for the disposal of bauxite residue from ParentCo’s former alumina refining operations. The project, which was selected by the U.S. Environmental Protection Agency (EPA) in a Record of Decision issued in July 2012 and approved in a consent decree entered as final in February 2014 by the U.S. Department of Justice, is aimed at implementing a soil cover over the affected area. As a result, ParentCo began the project work in March 2014; the fieldwork on a majority of this project was completed by the end of June 2016. A completion report was approved by the EPA in September 2016 and this matter, for the completed portion of the project, transitioned into a long-term (approximately 30 years) inspection, maintenance, and monitoring program. Fieldwork for the remaining portion of the project is expected to be completed in 2019, at which time it would also transition into a long-term inspection, maintenance, and monitoring program. This obligation was transferred from ParentCo to Alcoa Corporation as part of the Separation Transaction on November 1, 2016. At March 31, 2018 and December 31, 2017, the reserve balance associated with this matter was $4.

Tax

Spain—In July 2013, following a corporate income tax audit covering the 2006 through 2009 tax years, an assessment was received as a result of Spain’s tax authorities disallowing certain interest deductions claimed by a Spanish consolidated tax group previously owned by ParentCo. Spain’s Central Tax Administrative Court denied ParentCo’s appeal of this assessment in January 2015. In March 2015, ParentCo filed an appeal of the assessment in Spain’s National Court. The amount of this assessment, including interest, was $161 (€130) as of March 31, 2018.

In January 2017, Spain’s National Court issued a decision in favor of the Spanish consolidated tax group related to a similar assessment for the 2003 through 2005 tax years, effectively making that assessment null and void. Additionally, in August 2017, in lieu of receiving a formal assessment, the Company and Arconic reached a settlement with Spain’s tax authorities for the 2010 through 2013 tax years that had been under audit for a similar matter. Alcoa Corporation’s share of this settlement was not material to the Company’s Consolidated Financial Statements. Due to certain underlying technicalities, the ultimate outcomes related to the 2003 through 2005 and the 2010 through 2013 tax years are not indicative of the potential ultimate outcome of the assessment for the 2006 through 2009 tax years.

The Company believes it has meritorious arguments to support the former Spanish consolidated tax group’s tax position and intends to vigorously litigate the remaining assessment through Spain’s court system. However, in the event the Company is unsuccessful, a portion of this assessment may be offset with existing tax loss carryforwards available to the Spanish consolidated tax group, which would be shared between the Company and Arconic pursuant to the Tax Matters Agreement related to the Separation Transaction. Additionally, it is possible that the Company may receive similar assessments for tax years subsequent to 2013. At this time, the Company is unable to reasonably predict the ultimate outcome for this matter.

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

Other

On January 11, 2016, Sherwin Alumina Company, LLC (“Sherwin”), the current owner of a refinery previously owned by ParentCo (see below), and one of its affiliate entities, filed bankruptcy petitions in Corpus Christi, Texas for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Sherwin informed the bankruptcy court that it intends to cease operations because it is not able to continue its bauxite supply agreement. On November 23, 2016, the bankruptcy court approved Sherwin’s plans for cessation of its operations. On February 16, 2017, Sherwin filed a bankruptcy Chapter 11 Plan (the “Plan”) and, on February 17, 2017, the court approved that Plan.

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

Sherwin—On October 4, 2016, the state of Texas filed suit against Sherwin in the bankruptcy proceeding seeking to hold Sherwin responsible for remediation of alleged environmental conditions at the Sherwin refinery site and related bauxite residue waste disposal areas (known as the Copano facility). On October 11, 2016, Sherwin filed a similar suit against Reynolds in the case. As provided in the Plan, Sherwin, including certain affiliated companies, and Reynolds had been negotiating an allocation among them as to the ownership of and responsibility for certain areas of the refinery and the Copano facility. In April 2018, Reynolds and Sherwin reached a settlement agreement that assigns to Reynolds all environmental liabilities associated with the Copano facility and assigns to Sherwin all environmental liabilities associated with the Sherwin refinery site. Additionally, Reynolds and the state of Texas reached an agreement that defines the operating and environmental steps required for the Copano facility, which Reynolds intends to operate for the purpose of managing materials other than bauxite residue waste, including third-party dredge material. A public notice and comment period on these agreements expired on April 26, 2018 without material affect to the agreements. Management expects the bankruptcy court to enter the agreements into the judicial record as submitted. At March 31, 2018, the Company had a reserve for environmental-related matters at the Sherwin refinery site and the Copano facility of $29 based on the terms of the divestiture of the Sherwin refinery in 2000 (see Environmental Matters above). In management’s judgment, this reserve is sufficient to satisfy the Company’s revised responsibilities and obligations under the settlement agreements. Upon changes in facts or circumstances, a change to the reserve may be required.

General

In addition to the matters discussed above, various other lawsuits, claims, and proceedings have been or may be instituted or asserted against Alcoa Corporation, including those pertaining to environmental, product liability, safety and health, contract dispute, and tax matters, and other actions and claims arising out of the normal course of business. While the amounts claimed in these other matters may be substantial, the ultimate liability is not readily determinable because of the considerable uncertainties that exist. Accordingly, it is possible that the Company’s liquidity or results of operations in a particular period could be materially affected by one or more of these other matters. However, based on facts currently available, management believes that the disposition of these other matters that are pending or asserted will not have a material adverse effect, individually or in the aggregate, on the financial position of the Company.

Commitments

Investments

Alcoa Corporation has an investment in a joint venture related to the ownership and operation of an integrated aluminum complex (bauxite mine, alumina refinery, aluminum smelter, and rolling mill) in Saudi Arabia. The joint venture is owned 74.9% by the Saudi Arabian Mining Company (known as “Ma’aden”) and 25.1% by Alcoa Corporation and consists of three separate companies as follows: one each for the mine and refinery, the smelter, and the rolling mill. Alcoa Corporation accounts for its investment in the joint venture under the equity method. As of March 31, 2018 and December 31, 2017, the carrying value of Alcoa Corporation’s investment in this joint venture was $885 and $887, respectively.

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

The rolling mill and mining and refining companies have project financing totaling $3,308 (reflects principal repayments made through March 31, 2018), of which a combined $830 represents Alcoa Corporation’s and AWAC’s respective 25.1% interest in the rolling mill company and the mining and refining company. Alcoa Corporation, itself and on behalf of AWAC, has issued guarantees (see below) to the lenders in the event of default on the debt service requirements by the rolling mill company through 2018 and 2021 and by the mining and refining company through 2019 and 2024 (Ma’aden issued similar guarantees related to its 74.9% interest). Alcoa Corporation’s guarantees for the rolling mill and mining and refining companies cover total debt service requirements of $122 in principal and up to a maximum of approximately $35 in interest per year (based on projected interest rates). Previously, Alcoa Corporation issued similar guarantees related to the project financing of the smelting company. In December 2017, the smelting company refinanced and/or amended all of its existing outstanding debt. The guarantees that were previously required of the Company were effectively terminated. At March 31, 2018 and December 31, 2017, the combined fair value of the guarantees was $3, which was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. In the event Alcoa Corporation would be required to make payments under the guarantees related to the mining and refining company, 40% of such amount would be contributed to Alcoa Corporation by Alumina Limited, consistent with its ownership interest in AWAC.

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

N. Other Expenses (Income), Net

	First quarter ended March 31,
	2018	2017
Equity loss	$2	$7
Foreign currency losses, net	3	16
Net gain from asset sales	(5)	(120)
Net gain on mark-to-market derivative instruments (K)	(17)	(3)
Non-service costs – Pension & OPEB (J)	38	21

	$21	$(79)

In the 2017 first quarter, Net gain from asset sales included a $120 gain related to the sale of certain energy operations in the United States.

O. Subsequent Events – Management evaluated all activity of Alcoa Corporation and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements, except as described below.

On April 3, 2018, Alcoa Corporation signed group annuity contracts to transfer the obligation to pay the remaining retirement benefits of approximately 2,100 retirees from two Canadian defined benefit pension plans to three insurance companies. The transfer of approximately $555 in both plan obligations and plan assets, as well as a transaction fee of $25, was completed on April 13, 2018. The Company contributed approximately $95 between the two plans to facilitate the transaction and maintain the funding level of the remaining plan obligations. Prior to this transaction, these two Canadian pension plans combined had approximately 3,500 participants. In connection with this transaction, the Company will record a non-cash settlement charge of approximately $175 million ($128 million after-tax, or $0.68 per share) in the second quarter of 2018.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Alcoa Corporation:

Results of Review of Financial Statements

We have reviewed the accompanying consolidated balance sheet of Alcoa Corporation and its subsidiaries as of March 31, 2018, and the related statements of consolidated operations, consolidated comprehensive income, changes in consolidated equity, and consolidated cash flows for the three-month periods ended March 31, 2018 and 2017, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2017, and the related statements of consolidated operations, consolidated comprehensive (loss) income, changes in consolidated equity, and consolidated cash flows for the year then ended (not presented herein), and in our report dated February 23, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

These interim financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
May 9, 2018

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per-share amounts, average realized prices, and average cost amounts; dry metric tons in millions (mdmt); metric tons in thousands (kmt))

References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “ParentCo” refer to Alcoa Inc., a Pennsylvania corporation, and its consolidated subsidiaries (through October 31, 2016, at which time was renamed Arconic Inc. (Arconic)). On November 1, 2016 (the “Separation Date”), ParentCo separated into two standalone, publicly-traded companies, Alcoa Corporation and Arconic (the “Separation Transaction”). In connection with the Separation Transaction, as of October 31, 2016, the Company and Arconic entered into several agreements to effect the Separation Transaction, including a Separation and Distribution Agreement and a Tax Matters Agreement. See Overview in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II Item 7 of Alcoa Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 for additional information.

Results of Operations

Selected Financial Data:

	First quarter ended March 31,
	2018	2017
Sales	$3,090	$2,655
Net income attributable to Alcoa Corporation	150	225
Diluted earnings per share attributable to Alcoa Corporation common shareholders	0.80	1.21

Shipments of alumina (kmt)	2,376	2,255
Shipments of aluminum products (kmt)	794	801

Average realized price per metric ton of alumina	$385	$325
Average realized price per metric ton of primary aluminum	2,483	2,080

Net income attributable to Alcoa Corporation was $150 in the 2018 first quarter compared with $225 in the 2017 first quarter. The decrease in results of $75 was principally related to the absence of a gain on the sale of certain energy operations, higher input costs, including raw materials and maintenance, and net unfavorable foreign currency movements. These negative impacts were mostly offset by improved pricing for both aluminum products and alumina.

Sales—Sales improved $435, or 16%, in the 2018 first quarter compared to the same period in 2017. The increase was largely attributable to a higher average realized price for each of primary aluminum, alumina, and flat-rolled aluminum and higher alumina volume, slightly offset by the absence of energy sales ($35) due to the early termination of a power contract associated with the closed Rockdale (Texas) smelter (the Company had been selling the surplus electricity while the smelter was curtailed).

Cost of goods sold—COGS as a percentage of Sales was 77.1% in the 2018 first quarter compared with 76.2% in the 2017 first quarter. The percentage was negatively impacted by higher costs for carbon materials and caustic soda, increased maintenance expenses, and net unfavorable foreign currency movements due to a weaker U.S. dollar. These unfavorable impacts were mostly offset by a higher average realized price for both aluminum products and alumina.

Provision for depreciation, depletion, amortization—The provision for DD&A increased $15, or 8%, in the 2018 first quarter compared with the corresponding period in 2017. The increase was primarily due to amortization of deferred mining costs ($7), a write-off of costs for projects no longer being pursued ($3), and net unfavorable foreign currency movements due to a weaker U.S. dollar.

Restructuring and other charges—Restructuring and other charges in the 2018 first quarter was a net benefit of $19, which was comprised of a $23 net gain related to the curtailment of certain pension and other postretirement employee benefits and a $4 charge for additional contract costs related to the curtailed Wenatchee (Washington) smelter.

Restructuring and other charges in the 2017 first quarter were $10, which were comprised of the following components: $13 for additional contract costs related to the curtailed Wenatchee smelter; $2 for miscellaneous items; and a reversal of $5 associated with layoff reserves related to prior periods.

Alcoa Corporation does not include Restructuring and other charges in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

	First quarter ended March 31,
	2018	2017
Bauxite	$—	$—
Alumina	(1)	—
Aluminum	5	12

Segment total	4	12
Corporate	(23)	(2)

Total restructuring and other charges	$(19)	$10

As of March 31, 2018, approximately 120 of the 140 employees associated with 2017 restructuring programs were separated. The remaining separations for the 2017 restructuring programs are expected to be completed by the end of 2018.

In the 2018 first quarter, cash payments of $2 were made against layoff reserves related to 2017 restructuring programs.

Other expenses (income), net—Other expenses, net was $21 in the 2018 first quarter compared with Other income, net of $79 in the 2017 first quarter. The change of $100 was largely attributable to the absence of a gain on the sale of certain energy operations in the United States ($120) and higher non-service costs related to pension and other postretirement employee benefit plans ($17). These items were slightly offset by a higher gain on mark-to-market derivative instruments ($14) and net unfavorable foreign currency movements ($13).

Noncontrolling interest—Net income attributable to noncontrolling interest was $124 in the 2018 first quarter compared with $83 in the 2017 first quarter. These amounts are entirely related to Alumina Limited’s 40% ownership interest in several affiliated operating entities, which own, have an interest in, or operate the bauxite mines and alumina refineries within Alcoa Corporation’s Bauxite and Alumina segments (except for the Poços de Caldas mine and refinery and a portion of the São Luís refinery, all in Brazil) and the Portland smelter (Aluminum segment) in Australia. These individual entities comprise an unincorporated global joint venture between Alcoa Corporation and Alumina Limited known as Alcoa World Alumina and Chemicals (AWAC). Alcoa Corporation owns 60% of these individual entities, which are consolidated by the Company for financial reporting purposes and include Alcoa of Australia Limited (AofA), Alcoa World Alumina LLC, and Alcoa World Alumina Brasil Ltda. Alumina Limited’s 40% interest in the earnings of such entities is reflected as Noncontrolling interest on Alcoa Corporation’s Statement of Consolidated Operations.

In the 2018 first quarter, these combined entities generated higher net income compared to the same period in 2017. The favorable change in earnings was mainly driven by an improvement in operating results (see Bauxite and Alumina in Segment Information below).

Segment Information

Bauxite

	First quarter ended March 31,
	2018	2017
Production(1) (mdmt)	11.2	11.1
Third-party shipments (mdmt)	1.1	1.4

Average cost per dry metric ton of bauxite(2)	$18	$17

Third-party sales	$47	$70
Intersegment sales	249	219

Total sales	$296	$289

Adjusted EBITDA	$110	$110

(1)	The production amounts do not include additional bauxite (approximately 3 mdmt per annum) that AWAC is entitled to receive (i.e. an amount in excess of its equity ownership interest) from certain other partners at the mine in Guinea.

(2)	Includes all production-related costs, including conversion costs, such as labor, materials, and utilities; depreciation, depletion, and amortization; and plant administrative expenses.

Bauxite production increased 1% in the 2018 first quarter compared with the corresponding period in 2017. The improvement was primarily due to higher production at both the mine in Saudi Arabia, as it ramps up to the planned annual production of 1.0 mdmt (AWAC’s 25.1% share) per annum, and at the Trombetas (Brazil) mine, due to the absence of the disruption to the tailing ponds from heavy rain that occurred in the 2017 first quarter.

Third-party sales for the Bauxite segment declined 33% in the 2018 first quarter compared to the same period in 2017. The decrease was principally caused by lower volume due to timing of scheduled shipments.

Intersegment sales increased 14% in the 2018 first quarter compared with the corresponding period in 2017, mainly the result of a higher average realized price.

Adjusted EBITDA for this segment was flat in the 2018 first quarter compared to the same period in 2017, largely attributable to the previously mentioned higher average realized price for intersegment sales offset by higher maintenance costs, primarily from activities rescheduled from the 2017 fourth quarter.

In the 2018 second quarter (comparison with the 2017 second quarter), higher production at the Juruti (Brazil), Huntly (Australia), and Willowdale (Australia) mines are anticipated as this segment expands its mining areas. Also, an increase in maintenance expense for rescheduled overhauls in Australia and Brazil is expected.

Alumina

	First quarter ended March 31,
	2018	2017
Production (kmt)	3,173	3,211
Third-party shipments (kmt)	2,376	2,255

Average realized third-party price per metric ton of alumina	$385	$325
Average cost per metric ton of alumina*	$278	$243

Third-party sales	$914	$734
Intersegment sales	454	361

Total sales	$1,368	$1,095

Adjusted EBITDA	$392	$297

*	Includes all production-related costs, including raw materials consumed; conversion costs, such as labor, materials, and utilities; depreciation and amortization; and plant administrative expenses.

At March 31, 2018, the Alumina segment had 2,519 kmt of curtailed refining capacity (idle assets and process slowdowns) on a base capacity of 15,064 kmt. Both curtailed capacity and base capacity were unchanged compared to December 31, 2017.

Alumina production decreased by 1% in the 2018 first quarter compared with the corresponding period in 2017, due to planned maintenance activities in Australia.

Third-party sales for the Alumina segment improved 25% in the 2018 first quarter compared to the same period in 2017. The increase was mostly related to an 18% rise in average realized price, a 5% increase in volume, and favorable mix as a significant customer contract transitioned from LME pricing to alumina index pricing. The change in average realized price was principally driven by a 13% higher average alumina index price (on 30-day lag). In the 2018 first quarter, 96% of smelter-grade third-party shipments were based on the alumina index/spot price, compared with 86% in the 2017 first quarter.

Intersegment sales improved 26% in the 2018 first quarter compared with the corresponding period in 2017, primarily due to increased demand from the Aluminum segment and a higher average realized price. The higher volume shipped to the Aluminum segment related to several smelters, including Warrick (Indiana) in preparation for the partial restart planned for the second quarter of 2018 and Portland (Australia) related to capacity restarted in mid-2017 that was curtailed in December 2016 (see Aluminum below). This positive volume impact was partially offset by the absence of shipments to the Bécancour (Canada) smelter due to the curtailment of two potlines in January 2018 (see Aluminum below).

Adjusted EBITDA for this segment climbed $95 in the 2018 first quarter compared to the same period in 2017. The improvement was mainly the result of the previously mentioned higher average realized prices and favorable price mix, somewhat offset by a higher cost for caustic soda, unfavorable direct materials utilization, and an increase in various expenses, including maintenance.

In the 2018 second quarter (comparison with the 2017 second quarter), a higher average realized price is anticipated due to alumina prices at all-time highs in April 2018. Also, higher costs for both caustic soda and bauxite and an increase in maintenance expense for planned outages in Western Australia and Brazil are expected.

Aluminum

	First quarter ended March 31,
	2018	2017
Primary aluminum production (kmt)	554	559
Third-party aluminum shipments(1) (kmt)	794	801

Average realized third-party price per metric ton of primary aluminum(2)	$2,483	$2,080
Average cost per metric ton of primary aluminum(3)	$2,377	$1,887

Third-party sales	$2,111	$1,806
Intersegment sales	4	4

Total sales	$2,115	$1,810

Adjusted EBITDA	$153	$217

(1)	Third-party aluminum shipments are composed of both primary aluminum and flat-rolled aluminum.
(2)	Average realized price per metric ton of primary aluminum includes three elements: a) the underlying base metal component, based on quoted prices from the LME; b) the regional premium, which represents the incremental price over the base LME component that is associated with the physical delivery of metal to a particular region (e.g., the Midwest premium for metal sold in the United States); and c) the product premium, which represents the incremental price for receiving physical metal in a particular shape (e.g., billet, rod, slab, etc.) or alloy.
(3)	Includes all production-related costs, including raw materials consumed; conversion costs, such as labor, materials, and utilities; depreciation and amortization; and plant administrative expenses.

At March 31, 2018, the Aluminum segment had 1,063 kmt of idle smelting capacity on a base smelting capacity of 3,211 kmt. Idle capacity increased by 207 kmt and base capacity was unchanged compared to December 31, 2017. The increase in idle capacity during the 2018 first quarter was due to the curtailment of two of three potlines at the Bécancour (Canada) smelter. This curtailment was the direct result of a lockout of the bargained hourly employees that commenced at this smelter in January 2018 as labor negotiations reached an impasse.

Primary aluminum production decreased 1% in the 2018 first quarter compared with the corresponding period in 2017. The decline was principally due to lower production at the Bécancour smelter due to the previously mentioned curtailment, partially offset by higher production at the Portland (Australia) smelter due to the completed restart in mid-2017 of capacity that was curtailed in December 2016 as a result of an unexpected power outage caused by a fault in the Victorian transmission network.

Third-party sales for the Aluminum segment improved 17% in the 2018 first quarter compared to the same period in 2017. The increase was largely attributable to a 19% rise in average realized price of primary aluminum and higher pricing for flat-rolled aluminum, slightly offset by a 1% decrease in overall aluminum volume.

The change in average realized price of primary aluminum was mainly driven by a 20% higher average LME price (on 15-day lag). The lower overall aluminum volume was primarily caused by a decline in flat-rolled shipments in accordance with the targeted volumes defined in the tolling arrangement with Arconic, mostly offset by increased primary aluminum shipments.

Adjusted EBITDA for this segment decreased $64 in the 2018 first quarter compared with the corresponding period in 2017. The decline was largely related to higher costs for alumina, carbon materials, and energy; net unfavorable foreign currency movements due to a weaker U.S. dollar, particularly against the euro; realized losses from embedded derivatives in energy supply contracts due to the rise in LME aluminum prices; and increased maintenance and transportation expenses. These negative impacts were mostly offset by the previously mentioned higher average realized price of primary aluminum.

In the 2018 second quarter (comparison with the 2017 second quarter), primary aluminum production is expected to be flat as production from the partial restart of the Warrick smelter and higher production at the Portland smelter will be offset by the absence of production from the two curtailed potlines at the Bécancour smelter. Also, higher costs for both carbon materials and alumina are expected.

Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net Income Attributable to Alcoa Corporation

	First quarter ended March 31,
	2018	2017
Total segment Adjusted EBITDA	$655	$624
Unallocated amounts:
Transformation(1),(2)	(2)	(20)
Corporate inventory accounting(1),(3)	31	(17)
Corporate expenses(4)	(27)	(33)
Provision for depreciation, depletion, and amortization	(194)	(179)
Restructuring and other charges	19	(10)
Interest expense	(26)	(26)
Other (expenses) income, net	(21)	79
Other(1),(5)	(23)	—

Consolidated income before income taxes	412	418
Provision for income taxes	(138)	(110)
Net income attributable to noncontrolling interest	(124)	(83)

Consolidated net income attributable to Alcoa Corporation	$150	$225

(1)	Effective in the first quarter of 2018, management elected to change the presentation of certain line items in the reconciliation of total segment Adjusted EBITDA to consolidated net income attributable to Alcoa Corporation to provide additional transparency to the nature of these reconciling items. Accordingly, Transformation (see footnote 2), which was previously reported within Other, is presented as a separate line item. Additionally, Impact of LIFO (last in, first out) and Metal price lag, which were previously reported as separate line items, are now combined and reported in a new line item labeled Corporate inventory accounting (see footnote 3). Also, the impact of intersegment profit eliminations, which was previously reported within Other, is reported in the new Corporate inventory accounting line item. The applicable information for the prior period presented was recast to reflect these changes.
(2)	Transformation includes, among other items, the Adjusted EBITDA of previously closed operations.
(3)	Corporate inventory accounting is composed of the impacts of LIFO inventory accounting, metal price lag, and intersegment profit eliminations. Metal price lag describes the timing difference created when the average price of metal sold differs from the average cost of the metal when purchased by Alcoa Corporation’s rolled aluminum operations. In general, when the price of metal increases, metal price lag is favorable, and when the price of metal decreases, metal price lag is unfavorable.
(4)	Corporate expenses are composed of general administrative and other expenses of operating the corporate headquarters and other global administrative facilities, as well as research and development expenses of the corporate technical center.
(5)	Other includes certain items that impact Cost of goods sold and Selling, general administrative, and other expenses on Alcoa Corporation’s Statement of Consolidated Operations that are not included in the Adjusted EBITDA of the reportable segments.

The changes in the Transformation, Corporate inventory accounting, Corporate expenses, and Other reconciling items (see Results of Operations above for significant changes in the remaining reconciling items) for the 2018 first quarter compared with the corresponding period in 2017 consisted of:

•	a change in Transformation, largely attributable to the absence of a loss related to a power contract (terminated in October 2017) associated with the closed Rockdale (Texas) smelter (i.e. the cost of power under the contract exceeded the price of the surplus electricity sold into the energy market);

•	a change in Corporate inventory accounting, the result of

•	a favorable impact related to intersegment profit eliminations, principally caused by a decrease (from December 31, 2017 to March 31, 2018) in the cost of alumina compared to an increase (from December 31, 2016 to March 31, 2017) in the cost of alumina held in inventory by the Aluminum segment at March 31, 2018 and 2017, respectively, (overall the price of alumina in the 2018 first quarter was higher compared with the 2017 first quarter),

•	a lower charge related to the impact of LIFO, mostly due to a forecasted decrease in the price of alumina for full year 2018 as of March 31, 2018 indexed to December 31, 2017 compared to a then-forecasted increase in the price of alumina for full year 2017 as of March 31, 2017 indexed to December 31, 2016 (overall the price of alumina in full year 2018 is expected to be higher compared with full year 2017), and

•	a higher benefit related to the impact of metal price lag, due to a higher increase in the price of aluminum at March 31, 2018 indexed to December 31, 2017 compared to the increase in the price of aluminum at March 31, 2017 indexed to December 31, 2016 (the increase in the price of aluminum in both periods was mostly driven by higher base metal prices (LME) and U.S. regional premiums);

•	a decline in Corporate expenses, primarily due to decreases across several corporate overhead costs; and

•	a change in Other, mainly driven by costs related to the partial restart of the Warrick (Indiana) smelter ($16).

Environmental Matters

See the Environmental Matters section of Note M to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Cash From Operations

Cash provided from operations was $55 in the 2018 three-month period compared with $74 in the same period of 2017, resulting in an increase in cash used of $19.

In the 2018 three-month period, the source of cash was due to net income of $274 and a positive add-back for non-cash transactions in earnings of $189, mostly offset by an unfavorable change in working capital of $332, pension contributions of $40, and a combined negative change in noncurrent assets and noncurrent liabilities of $36. The components of the unfavorable change in working capital were as follows:

•	a favorable change of $43 in receivables, primarily due to cash receipts related to non-customer receivables, such as value-added and income taxes and Company employee services provided to the joint venture in Saudi Arabia;

•	a negative change of $169 in inventories, mainly caused by a seasonal build in flat-rolled aluminum products and a build of inventory in preparation for the partial restart of the Warrick smelter;

•	a positive change of $2 in prepaid expenses and other current assets;

•	an unfavorable change of $106 in accounts payable, trade, largely attributable to the timing of payments and lower purchases at a smelter in Canada due to 207 kmt of capacity curtailed in January 2018;

•	a negative change of $186 in accrued expenses, principally driven by $74 for the final payment related to a legacy legal matter with the U.S. government assumed by the Company in the Separation Transaction, a $44 net decrease for annual employee incentive compensation, a $43 interest payment related to the Company’s outstanding notes due in 2024 and 2026, and an $18 payment for the settlement of a legal matter in Italy; and

•	a favorable change of $84 in taxes, including income taxes, mostly related to an increase in the income tax provision related to operations in Australia.

The source of cash in the 2017 three-month period was due to net income of $308 and a positive add-back for non-cash transactions in earnings of $135, mostly offset by an unfavorable change in working capital of $325, a combined negative change in noncurrent assets and noncurrent liabilities of $23, and pension contributions of $21. The components of the unfavorable change in working capital were as follows:

•	a favorable change of $7 in receivables;

•	a negative change of $102 in inventories, principally due to a seasonal build in flat-rolled aluminum products;

•	a positive change of $13 in prepaid expenses and other current assets;

•	an unfavorable change of $45 in accounts payable, trade, mainly the result of timing of payments;

•	a negative change of $181 in accrued expenses, largely attributable to a $74 payment for a legacy legal matter with the U.S. government assumed by the Company in the Separation Transaction, a $53 net decrease for annual employee incentive compensation, and a $43 interest payment related to the Company’s outstanding notes due in 2024 and 2026; and

•	an unfavorable change of $17 in taxes, including income taxes.

In April 2018, Alcoa Corporation made an approximately $95 unscheduled pension contribution related to the annuitization of certain plan obligations in Canada.

Financing Activities

Cash used for financing activities was $147 in the 2018 three-month period, a decrease of $113 compared with $260 in the corresponding period of 2017.

The use of cash in the 2018 three-month period was primarily the result of $214 in net cash paid to Alumina Limited (see Noncontrolling interest in Results of Operations above), somewhat offset by $60 in borrowings under an existing term loan by AofA.

In the 2017 three-month period, the use of cash was principally driven by a cash payment of $238 (see Investing Activities below) to Arconic, representing the net proceeds from the sale of certain energy operations in the United States, in accordance with the Separation and Distribution Agreement, and $33 in net cash paid to Alumina Limited (see Noncontrolling interest in Results of Operations above).

Investing Activities

Cash used for investing activities was $74 in the 2018 three-month period compared with cash provided from investing activities of $142 in the 2017 three-month period, resulting in an increase in cash used of $216.

In the 2018 three-month period, the use of cash was all due to capital expenditures, composed of $56 in sustaining and $18 in return-seeking.

The source of cash in the 2017 three-month period was largely attributable to $238 in net proceeds received (see Financing Activities above) from the sale of certain energy operations in the United States, somewhat offset by $71 in capital expenditures ($52 in sustaining and $19 in return-seeking) and a $25 contribution related to the aluminum complex joint venture in Saudi Arabia.

Recently Adopted and Recently Issued Accounting Guidance

See Note B to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Forward-Looking Statements

This report contains statements that relate to future events and expectations and, as such, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements by Alcoa Corporation that reflect expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, forecasts concerning global demand growth for bauxite, alumina, and aluminum, and supply/demand balances; statements, projections or forecasts of future financial results or operating performance; and statements about strategies, outlook, business and financial prospects. These statements reflect beliefs and assumptions that are based on Alcoa Corporation’s perception of historical trends, current conditions and expected future developments, as well as other factors that management believes are appropriate in the circumstances. Forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and changes in circumstances that are difficult to predict. Although Alcoa Corporation believes that the expectations reflected in any forward-looking statements are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, but are not limited to: (a) material adverse changes in aluminum industry conditions, including global supply and demand conditions and fluctuations in London Metal Exchange-based prices and premiums, as applicable, for primary aluminum, alumina, and other products, and fluctuations in indexed-based and spot prices for alumina; (b) deterioration in global economic and financial market conditions generally; (c) unfavorable changes in the markets served by Alcoa Corporation; (d) the impact of changes in foreign currency exchange rates on costs and results; (e) increases in energy costs; (f) declines in the discount rates used to measure pension liabilities or lower-than-expected investment returns on pension assets, or unfavorable changes in laws or regulations that govern pension plan funding; (g) the inability to achieve the level of revenue growth, cash generation, cost savings, improvement in profitability and margins, fiscal discipline, or strengthening of competitiveness and operations anticipated from restructuring programs and productivity improvement, cash sustainability, technology advancements, and other initiatives; (h) the inability to realize expected benefits, in each case as planned and by targeted completion dates, from acquisitions, divestitures, facility closures, curtailments, restarts, expansions, or joint ventures; (i) political, economic, trade, and regulatory risks in the countries in which Alcoa Corporation operates or sells products; (j) the outcome of contingencies, including legal proceedings, government or regulatory investigations, and environmental remediation; (k) the impact of cyberattacks and potential information technology or data security breaches; and (l) the other risk factors described in Alcoa Corporation’s Form 10-K for the year ended December 31, 2017, including under Part I, Item 1A thereof, and in other reports filed by Alcoa Corporation with the United States Securities and Exchange Commission, including in the following sections of this report: Note K (Derivatives section) and Note M to the Consolidated Financial Statements and the discussion included above under Segment Information. Alcoa Corporation disclaims any obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise, except as required by applicable law. Market projections are subject to the risks discussed above and other risks in the market.

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

(a) Evaluation of Disclosure Controls and Procedures

Alcoa Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the U.S. Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective as of March 31, 2018.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the first quarter of 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

The following represents certain matters previously reported in Alcoa Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017. Please reference said Form 10-K for a full description of each of the matters presented below.

Litigation

Other Matters

Other

As previously reported, on October 19, 2015, a subsidiary of Alcoa Corporation, Alúmina Española S.A., received a request by the Court of Vivero, Spain to provide the names of the “manager,” as well as those of the “environmental managers,” of the San Ciprián alumina refinery from 2009 to the present date. Upon reviewing the documents filed with the Court, ParentCo learned for the first time that the request was the result of a criminal proceeding that began in 2010 after the filing of a claim by two San Ciprián neighbors alleging that the plant’s activities had adverse effects on vegetation, crops, and human health. In 2011 and 2012, some neighbors claimed individually in the criminal court for caustic spill damages to vehicles, and the judge decided to administer all issues in the court proceeding (865/2011). On March 23, 2017, the criminal court provisionally dismissed the case in light of the conclusions of a technical report submitted by an expert and the position of the public prosecutor, neither of whom found any criminal liability in Alúmina Española S.A. activity. In April 2017, Alúmina Española S.A. received confirmation that this criminal court matter has been definitively closed.

Other Contingencies

As previously reported, on October 11, 2016, Sherwin Alumina Company, LLC (“Sherwin”) filed suit against Reynolds Metals Company (“Reynolds,” a subsidiary of Alcoa Corporation) related to responsibility for remediation of alleged environmental conditions at the Sherwin alumina refinery site and related bauxite residue waste disposal areas (known as the Copano facility). In April 2018, Reynolds and Sherwin reached a settlement agreement that assigns to Reynolds all environmental liabilities associated with the Copano facility and assigns to Sherwin all environmental liabilities associated with the Sherwin refinery site. Additionally, Reynolds and the state of Texas reached an agreement that defines the operating and environmental steps required for the Copano facility, which Reynolds intends to operate for the purpose of managing materials other than bauxite residue waste, including third-party dredge material. A public notice and comment period on these agreements expired on April 26, 2018 without material affect to the agreements. Management expects the bankruptcy court to enter the agreements into the judicial record as submitted. At March 31, 2018, the Company had a reserve for environmental-related matters at the Sherwin refinery site and the Copano facility of $29 million based on the terms of the divestiture of the Sherwin refinery in 2000. In management’s judgment, this reserve is sufficient to satisfy the Company’s revised responsibilities and obligations under the settlement agreements. Upon changes in facts or circumstances, a change to the reserve may be required. See the Other section of Note M to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information.

Item 1A.	Risk Factors.

For a discussion of certain risk factors affecting the Company, see Part I, Item 1A. Risk Factors on pages 28 – 41 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes in our risk factors for the quarterly period ended March 31, 2018, other than the updates that are set forth below.

Risks Related to our Business

Our global operations expose us to risks related to economic and political conditions, including the impact of tariffs and sanctions, which may negatively impact our business.

We are subject to risks associated with doing business internationally, including the effects of foreign and domestic laws and regulations, foreign or domestic government fiscal and political crises, and political and economic disputes and sanctions. These factors, among others, bring uncertainty to the markets in which we compete, and may adversely affect our business, financial condition, operating results or cash flows. For example, in April 2018, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) implemented sanctions against several Russian government officials and companies, including United Company RUSAL Plc (“Rusal”). These sanctions have caused significant volatility in the market for aluminum and alumina, as companies, including Alcoa, take action in order to comply with the OFAC sanctions. While it remains unclear what the ultimate impact of these sanctions will be, these external events have created uncertainty and therefore, volatility in the markets in which we operate. Similarly, government enforcement in Brazil that resulted in disruptions in the alumina supply, as well as the impact of environmental and supply management regulatory reforms in China, could adversely impact our business and results of operations.

In the United States, the current administration has publicly supported, and in some instances has already proposed or taken action with respect to, significant changes to certain trade policies, including import tariffs and quotas, modifications to international trade policy, the withdrawal from or renegotiation of certain trade agreements, including the North American Free Trade Agreement, and other changes that may affect U.S. trade relations with other countries, any of which may require us to significantly modify our current business practices or may otherwise materially and adversely affect our business. Such changes could also result in retaliatory actions by the United States’ trade partners. For example, the United States recently imposed tariffs and has proposed quotas on aluminum imports to the United States. These actions and the possibility of trade conflicts stemming from these actions could negatively impact global trade and economic conditions in many of the regions where we do business. For example, certain foreign governments, including China, have proposed the imposition of additional tariffs on certain exports from the United States. This could further exacerbate aluminum and alumina price increases and overall market uncertainty.

Item 4.	Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of U.S. Securities and Exchange Commission Regulation S-K (17 CFR 229.104) is included in Exhibit 95 of this report, which is incorporated herein by reference.

Item 6.	Exhibits.

10.	Alcoa Corporation Annual Cash Incentive Compensation Plan (as Amended and Restated), effective February 21, 2018

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.	Mine Safety Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alcoa Corporation

May 9, 2018	By /s/ WILLIAM F. OPLINGER
Date	William F. Oplinger
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

May 9, 2018	By /s/ MOLLY S. BEERMAN
Date	Molly S. Beerman
Vice President and Controller (Principal Accounting Officer)