Form 10-Q
period 2018-06-30
Alcoa Corp
filed 2018-08-02
CIK 1675149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-37816

ALCOA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	81-1789115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Isabella Street, Suite 500, Pittsburgh, Pennsylvania	15212-5858
(Address of principal executive offices)	(Zip Code)

412-315-2900

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of July 27, 2018, 186,473,040 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

Forward-Looking Statements

This report contains statements that relate to future events and expectations and, as such, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements by Alcoa Corporation that reflect expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, forecasts concerning global demand growth for bauxite, alumina, and aluminum, and supply/demand balances; statements, projections or forecasts of future financial results or operating performance; and statements about strategies, outlook, business and financial prospects. These statements reflect beliefs and assumptions that are based on Alcoa Corporation’s perception of historical trends, current conditions and expected future developments, as well as other factors that management believes are appropriate in the circumstances. Forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and changes in circumstances that are difficult to predict. Although Alcoa Corporation believes that the expectations reflected in any forward-looking statements are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, but are not limited to: (a) material adverse changes in aluminum industry conditions, including global supply and demand conditions and fluctuations in London Metal Exchange-based prices and premiums, as applicable, for primary aluminum and other products, and fluctuations in indexed-based and spot prices for alumina; (b) deterioration in global economic and financial market conditions generally; (c) unfavorable changes in the markets served by Alcoa Corporation; (d) the impact of changes in foreign currency exchange rates on costs and results; (e) increases in energy costs; (f) declines in the discount rates used to measure pension liabilities or lower-than-expected investment returns on pension assets, or unfavorable changes in laws or regulations that govern pension plan funding; (g) the inability to achieve improvement in profitability and margins, cost savings, cash generation, revenue growth, fiscal discipline, or strengthening of competitiveness and operations anticipated from operational and productivity improvements, cash sustainability, technology advancements, and other initiatives; (h) the inability to realize expected benefits, in each case as planned and by targeted completion dates, from acquisitions, divestitures, facility closures, curtailments, restarts, expansions, or joint ventures; (i) political, economic, trade, and regulatory risks in the countries in which Alcoa Corporation operates or sells products; (j) labor disputes or work stoppages; (k) the outcome of contingencies, including legal proceedings, government or regulatory investigations, and environmental remediation; (l) the impact of cyberattacks and potential information technology or data security breaches; and (m) the other risk factors described in Part I Item 1A of Alcoa Corporation’s Form 10-K for the year ended December 31, 2017 and Part II Item 1A of Alcoa Corporation’s Form 10-Q for the quarter ended March 31, 2018, and in other reports filed by Alcoa Corporation with the U.S. Securities and Exchange Commission, including those described in this report. Alcoa Corporation disclaims any obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise, except as required by applicable law. Market projections are subject to the risks discussed above and other risks in the market.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Alcoa Corporation and subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	Second quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Sales (C & E)	$3,579	$2,859	$6,669	$5,514
Cost of goods sold (exclusive of expenses below)	2,632	2,289	5,013	4,312
Selling, general administrative, and other expenses	64	70	131	141
Research and development expenses	9	8	17	15
Provision for depreciation, depletion, and amortization	192	190	386	369
Restructuring and other charges (D)	231	12	212	22
Interest expense	32	25	58	51
Other expenses (income), net (O)	9	28	30	(51)

Total costs and expenses	3,169	2,622	5,847	4,859
Income before income taxes	410	237	822	655
Provision for income taxes	180	99	318	209

Net income	230	138	504	446
Less: Net income attributable to noncontrolling interest	155	63	279	146

NET INCOME ATTRIBUTABLE TO ALCOA CORPORATION	$75	$75	$225	$300

EARNINGS PER SHARE ATTRIBUTABLE TO ALCOA CORPORATION COMMON SHAREHOLDERS (F):
Basic	$0.40	$0.41	$1.21	$1.63

Diluted	$0.39	$0.40	$1.19	$1.61

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and subsidiaries

Statement of Consolidated Comprehensive (Loss) Income (unaudited)

(in millions)

	Alcoa Corporation		Noncontrolling interest		Total
	Second quarter ended June 30,		Second quarter ended June 30,		Second quarter ended June 30,
	2018	2017	2018	2017	2018	2017
Net income	$75	$75	$155	$63	$230	$138
Other comprehensive loss, net of tax (G):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	183	102	2	20	185	122
Foreign currency translation adjustments	(445)	(99)	(151)	(37)	(596)	(136)
Net change in unrecognized gains/losses on cash flow hedges	(175)	(6)	(10)	(21)	(185)	(27)

Total Other comprehensive loss, net of tax	(437)	(3)	(159)	(38)	(596)	(41)

Comprehensive (loss) income	$(362)	$72	$(4)	$25	$(366)	$97

	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017	2018	2017
Net income	$225	$300	$279	$146	$504	$446
Other comprehensive income (loss), net of tax (G):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	284	146	3	19	287	165
Foreign currency translation adjustments	(444)	140	(165)	77	(609)	217
Net change in unrecognized gains/losses on cash flow hedges	375	(314)	(30)	62	345	(252)

Total Other comprehensive income (loss), net of tax	215	(28)	(192)	158	23	130

Comprehensive income	$440	$272	$87	$304	$527	$576

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents (L)	$1,089	$1,358
Receivables from customers	1,025	811
Other receivables	170	232
Inventories (I)	1,668	1,453
Fair value of derivative instruments (L)	46	113
Prepaid expenses and other current assets	283	271

Total current assets	4,281	4,238

Properties, plants, and equipment	22,079	23,046
Less: accumulated depreciation, depletion, and amortization	13,523	13,908

Properties, plants, and equipment, net	8,556	9,138

Investments (H & N)	1,390	1,410
Deferred income taxes	612	814
Fair value of derivative instruments (L)	44	128
Other noncurrent assets	1,635	1,719

Total assets	$16,518	$17,447

LIABILITIES
Current liabilities:
Accounts payable, trade	$1,752	$1,898
Accrued compensation and retirement costs	421	459
Taxes, including income taxes	323	282
Fair value of derivative instruments (L)	151	185
Other current liabilities	353	412
Long-term debt due within one year (L)	13	16

Total current liabilities	3,013	3,252

Long-term debt, less amount due within one year (J & L)	1,916	1,388
Accrued pension benefits (K)	1,580	2,341
Accrued other postretirement benefits (K)	1,025	1,100
Asset retirement obligations	560	617
Environmental remediation (N)	237	258
Fair value of derivative instruments (L)	580	1,105
Noncurrent income taxes	256	309
Other noncurrent liabilities and deferred credits	243	279

Total liabilities	9,410	10,649

CONTINGENCIES AND COMMITMENTS (N)
EQUITY
Alcoa Corporation shareholders’ equity:
Common stock	2	2
Additional capital	9,650	9,590
Retained earnings	339	113
Accumulated other comprehensive loss (G)	(4,967)	(5,182)

Total Alcoa Corporation shareholders’ equity	5,024	4,523

Noncontrolling interest	2,084	2,275

Total equity	7,108	6,798

Total liabilities and equity	$16,518	$17,447

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Six months ended June 30,
	2018	2017
CASH FROM OPERATIONS
Net income	$504	$446
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion, and amortization	387	369
Deferred income taxes	(31)	50
Equity earnings, net of dividends	(11)	14
Restructuring and other charges (D)	212	22
Net gain from investing activities – asset sales (O)	(3)	(116)
Net periodic pension benefit cost (K)	81	55
Stock-based compensation	20	14
Other	(32)	(3)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) in receivables	(209)	(75)
(Increase) in inventories	(267)	(86)
(Increase) Decrease in prepaid expenses and other current assets	(8)	52
(Decrease) Increase in accounts payable, trade	(105)	19
(Decrease) in accrued expenses	(243)	(238)
Increase (Decrease) in taxes, including income taxes	101	(44)
Pension contributions (K)	(692)	(47)
(Increase) in noncurrent assets	(49)	(46)
(Decrease) in noncurrent liabilities	(30)	(1)

CASH (USED FOR) PROVIDED FROM OPERATIONS	(375)	385

FINANCING ACTIVITIES
Cash paid to former parent company related to separation	—	(247)
Net change in short-term borrowings (original maturities of three months or less)	—	3
Additions to debt (original maturities greater than three months) (J)	553	3
Payments on debt (original maturities greater than three months)	(7)	(10)
Proceeds from the exercise of employee stock options	22	18
Contributions from noncontrolling interest	109	56
Distributions to noncontrolling interest	(385)	(155)
Other	(6)	(6)

CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES	286	(338)

INVESTING ACTIVITIES
Capital expenditures	(169)	(159)
Proceeds from the sale of assets and businesses	—	243
Additions to investments (H)	(5)	(36)

CASH (USED FOR) PROVIDED FROM INVESTING ACTIVITIES	(174)	48

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(7)	11

Net change in cash and cash equivalents and restricted cash	(270)	106
Cash and cash equivalents and restricted cash at beginning of year (B)	1,365	859

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD (B)	$1,095	$965

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and subsidiaries

Statement of Changes in Consolidated Equity (unaudited)

(in millions)

	Alcoa Corporation shareholders
	Common stock	Additional capital	Retained earnings (deficit)	Accumulated other comprehensive loss	Non- controlling interest	Total equity
Balance at March 31, 2017	$2	$9,553	$121	$(3,800)	$2,287	$8,163
Net income	—	—	75	—	63	138
Other comprehensive loss (G)	—	—	—	(3)	(38)	(41)
Stock-based compensation	—	7	—	—	—	7
Common stock issued: compensation plans	—	2	—	—	—	2
Contributions	—	—	—	—	32	32
Distributions	—	—	—	—	(98)	(98)
Other	—	(3)	—	—	(1)	(4)

Balance at June 30, 2017	$2	$9,559	$196	$(3,803)	$2,245	$8,199

Balance at March 31, 2018	$2	$9,633	$263	$(4,530)	$2,149	$7,517
Net income	—	—	75	—	155	230
Other comprehensive loss (G)	—	—	—	(437)	(159)	(596)
Stock-based compensation	—	10	—	—	—	10
Common stock issued: compensation plans	—	7	—	—	—	7
Contributions	—	—	—	—	56	56
Distributions	—	—	—	—	(118)	(118)
Other	—	—	1	—	1	2

Balance at June 30, 2018	$2	$9,650	$339	$(4,967)	$2,084	$7,108

Balance at December 31, 2016	$2	$9,531	$(104)	$(3,775)	$2,043	$7,697
Net income	—	—	300	—	146	446
Other comprehensive (loss) income (G)	—	—	—	(28)	158	130
Stock-based compensation	—	14	—	—	—	14
Common stock issued: compensation plans	—	17	—	—	—	17
Contributions	—	—	—	—	56	56
Distributions	—	—	—	—	(155)	(155)
Other	—	(3)	—	—	(3)	(6)

Balance at June 30, 2017	$2	$9,559	$196	$(3,803)	$2,245	$8,199

Balance at December 31, 2017	$2	$9,590	$113	$(5,182)	$2,275	$6,798
Net income	—	—	225	—	279	504
Other comprehensive income (loss) (G)	—	—	—	215	(192)	23
Stock-based compensation	—	20	—	—	—	20
Common stock issued: compensation plans	—	22	—	—	—	22
Contributions	—	—	—	—	109	109
Distributions	—	—	—	—	(385)	(385)
Other	—	18	1	—	(2)	17

Balance at June 30, 2018	$2	$9,650	$339	$(4,967)	$2,084	$7,108

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

On January 1, 2018, Alcoa Corporation adopted guidance issued by the FASB to the presentation of several items in the statement of cash flows. Specifically, the guidance identifies nine cash flow items and the sections where they must be presented within the statement of cash flows, including distributions received from equity method investees, proceeds from the settlement of insurance claims, and restricted cash. Other than as it relates to restricted cash, the adoption of this guidance had no impact on the Consolidated Financial Statements. This guidance requires that restricted cash be aggregated with cash and cash equivalents in both the beginning-of-period and end-of-period line items at the bottom of the statement of cash flows. Previously, the change in restricted cash between the beginning-of-period and end-of period was reflected as either an investing, financing, operating, or non-cash activity based on the underlying nature of the transaction. Accordingly, for the accompanying Statement of Consolidated Cash Flows for the six months ended June 30, 2018, the Cash and cash equivalents and restricted cash at beginning of year and Cash and cash equivalents and restricted cash at end of period line items include restricted cash of $7 and $6, respectively. Additionally, the Company’s Statement of Consolidated Cash Flows for the six months ended June 30, 2017 was recast to reflect this change in presentation. As a result, the Cash and cash equivalents and restricted cash at beginning of year and Cash and cash equivalents and restricted cash at end of period line items include restricted cash of $6 and $11 respectively. Of the $5 increase in restricted cash for the six months ended June 30, 2017, $4 was previously presented as a cash outflow in the investing activities section of the Company’s Statement of Consolidated Cash Flows for the six months ended June 30, 2017. The remaining change of $1 is now reflected in the Effect of exchange rate changes on cash and cash equivalents and restricted cash line item. The following table provides a reconciliation of Cash and cash equivalents and Restricted cash reported in the accompanying Consolidated Balance Sheet that sum to the Cash and cash equivalents and restricted cash at both the beginning of year and end of period presented on the accompanying Statement of Consolidated Cash Flows for the six months ended June 30, 2018:

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$1,089	$1,358
Restricted cash*	6	7

	$1,095	$1,365

*	These amounts are reported in Prepaid expenses and other current assets on the accompanying Consolidated Balance Sheet.

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

On January 1, 2018, Alcoa Corporation adopted guidance issued by the FASB to the presentation of net periodic benefit cost related to pension and other postretirement benefit plans. This guidance requires that an entity report the service cost component of net periodic benefit cost in the same line item(s) on its income statement as other compensation costs arising from services rendered by the pertinent employees during a reporting period. The other components of net periodic benefit cost (see Note K) are required to be reported separately from the service cost component. In other words, these other components may be aggregated and presented as a separate line item or they may be reported in existing line items on the income statement other than such line items that include the service cost component. Previously, Alcoa Corporation reported all components of net periodic benefit cost, except for certain settlements, curtailments, and special termination benefits, in Cost of goods sold (business employees) and Selling, general administrative, and other expenses (corporate employees) consistent with the location of other compensation costs related to the respective employees. The non-service cost components noted as exceptions are reported in Restructuring and other charges, as applicable. Additionally, this guidance only permits the service cost component to be capitalized as applicable (e.g., as a cost of internally manufactured inventory). Upon adoption of this guidance, management began reporting the non-service cost components of net periodic benefit cost, except for certain settlements, curtailments, and special termination benefits that will continue to be reported in Restructuring and other charges, in Other expenses (income), net on the accompanying Statement of Consolidated Operations (see Note K). For the second quarter and six months ended June 30, 2018, the non-service cost components reported in Other expenses, net was $39 and $77, respectively. Additionally, the Statement of Consolidated Operations for the second quarter and six months ended June 30, 2017 was recast to reflect the reclassification of the non-service cost components of net periodic benefit cost to Other expense (income), net from both Cost of goods sold and Selling, general administrative, and other expenses. As a result, for the second quarter and six months ended June 30, 2017, Cost of goods sold decreased by $20 and $40, respectively, Selling, general administrative, and other expenses decreased by $2 and $3, respectively, and Other expenses (income), net changed by $22 and $43, respectively, from previously reported amounts. Under the practical expedient option provided for in the guidance, the Company used previously disclosed amounts for non-service cost components to recast these line items for the second quarter and six months ended June 30, 2017. Furthermore, Alcoa Corporation no longer capitalizes any non-service cost components as part of the cost of inventory prospectively beginning January 1, 2018.

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

On April 1, 2018, Alcoa Corporation early adopted guidance issued by the FASB to the accounting for hedging activities retroactive to January 1, 2018. This guidance permits hedge accounting for risk components in hedging relationships involving nonfinancial risk and interest rate risk; reduces current limitations on the designation and measurement of a hedged item in a fair value hedge of interest rate risk; removes the requirement to separately measure and report hedge ineffectiveness; provides an election to systematically and rationally recognize in earnings the initial value of any amount excluded from the assessment of hedge effectiveness for all types of hedges; and eases the requirements of effectiveness testing. Additionally, modifications to existing disclosures, as well as additional disclosures, are required, as applicable, to reflect these changes regarding the measurement and recognition of hedging activities. This guidance is to be initially applied only to hedging instruments that exist as of the adoption date using the modified retrospective method. In other words, any financial statement impact from application of these changes to open hedging instruments as of the adoption date related to periods prior to the adoption year is to be recognized through a cumulative effect adjustment in beginning retained earnings of the adoption year. Accordingly, upon adoption of this guidance, Alcoa Corporation recognized an immaterial cumulative effect adjustment within equity effective January 1, 2018 related to open Level 1 hedging instruments as of the adoption date. The Company had no open Level 2 hedging instruments as of the adoption date and there was no financial statement impact from Alcoa Corporation’s open Level 3 hedging instruments as of the adoption date. This guidance will also be applied prospectively upon the Company entering into any new hedging instruments. See the Derivatives section of Note L for additional information.

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

In June 2018, the FASB issued guidance regarding the accounting for nonemployee share-based payment transactions. This guidance effectively changes the accounting for such transactions to be consistent with the accounting for employee share-based payment transactions. The nonemployee share-based payment transactions subject to this guidance are those in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. This guidance is not to be applied to other nonemployee share-based payment transactions, such as those used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under revenue recognition principles. This guidance becomes effective for Alcoa Corporation on January 1, 2019, with early adoption permitted. The only nonemployees to receive share-based payments from Alcoa Corporation are the members of the Company’s Board of Directors. Accordingly, management does not expect the adoption of this guidance to have a material impact on the Consolidated Financial Statements.

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

Energy—Energy is the generation of electricity, which is sold in the wholesale market to traders, large industrial consumers, distribution companies, and other generation companies.

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

(1)

API (Alumina Price Index) is a pricing mechanism that is calculated by the Company based on the weighted average of a prior month’s daily spot prices published by the following three indices: CRU Metallurgical Grade Alumina Price; Platts Metals Daily Alumina PAX Price; and Metal Bulletin Non-Ferrous Metals Alumina Index.

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

(3)

Metal represents the underlying base metal component plus a regional premium (see footnote 2). Conversion represents the incremental price over the metal price component that is associated with converting primary or scrap aluminum into sheet.

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

The following table details Alcoa Corporation’s revenue by product division:

	Second quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Primary aluminum	$1,871	$1,498	$3,518	$2,850
Alumina	1,068	746	1,981	1,477
Flat-rolled aluminum	516	453	945	876
Energy	73	93	146	183
Bauxite	71	80	116	150
Other*	(20)	(11)	(37)	(22)

	$3,579	$2,859	$6,669	$5,514

*	Other includes realized gains and losses related to embedded derivative instruments designated as cash flow hedges of forward sales of aluminum (see Note L).

D. Restructuring and Other Charges – In the second quarter and six-month period of 2018, Alcoa Corporation recorded Restructuring and other charges of $231 and $212, respectively, which were comprised of the following components: $167 and $144 (net), respectively, related to settlements and/or curtailments of certain pension and other postretirement employee benefits (see Note K); $80 and $84, respectively, for additional costs related to the curtailed Wenatchee (Washington) smelter, including $73 in both periods associated with recent management decisions (see below); a $15 net benefit in both periods related to the Portovesme (Italy) smelter (see “Italy 148” in the Litigation section of Note N); and a $1 net benefit in both periods for miscellaneous items.

In June 2018, management decided not to restart the fully curtailed Wenatchee smelter within the term provided in the related electricity supply agreement. Alcoa Corporation was therefore required to make a $62 payment to the energy supplier under the provisions of the agreement. Additionally, management decided to permanently close one (38 kmt) of the four potlines at this smelter. This potline has not operated since 2001 and the investments needed to restart this line are cost prohibitive. The remaining three curtailed potlines have a capacity of 146 kmt. In connection with these decisions, the Company recognized a charge of $73, composed of the $62 payment, $10 for asset impairments, and $1 for asset retirement obligations triggered by the decision to decommission the potline.

In the second quarter and six-month period of 2017, Alcoa Corporation recorded Restructuring and other charges of $12 and $22, respectively, which were comprised of the following components: $5 and $18, respectively, for additional contract costs related to the curtailed Wenatchee smelter; $11 and $13, respectively, for layoff costs related to cost reduction initiatives, including the separation of approximately 110 employees in the Aluminum segment; and a reversal of $4 and $9, respectively, associated with several reserves related to prior periods.

Alcoa Corporation does not include Restructuring and other charges in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

	Second quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Bauxite	$—	$—	$—	$—
Alumina	3	(1)	2	(1)
Aluminum	79	15	84	27

Segment total	82	14	86	26
Corporate	149	(2)	126	(4)

Total restructuring and other charges	$231	$12	$212	$22

As of June 30, 2018, approximately 125 of the 140 employees associated with 2017 restructuring programs were separated. The remaining separations for the 2017 restructuring programs are expected to be completed by the end of 2018.

In the 2018 six-month period, cash payments of $2 were made against layoff reserves related to 2017 restructuring programs.

Activity and reserve balances for restructuring charges were as follows:

	Layoff costs	Other costs	Total
Reserve balances at December 31, 2016	$38	$28	$66

2017:
Cash payments	(30)	(43)	(73)
Restructuring charges	23	67	90
Other*	(20)	(18)	(38)

Reserve balances at December 31, 2017	11	34	45

2018:
Cash payments	(5)	(88)	(93)
Restructuring charges	1	100	101
Other*	(1)	(7)	(8)

Reserve balances at June 30, 2018	$6	$39	$45

*

Other includes reversals of previously recorded restructuring charges and the effects of foreign currency translation. In the 2018 six-month period, Other for Other costs also included a reclassification of the following restructuring charges: $1 in asset retirement and $2 in environmental obligations, as these liabilities were included in Alcoa Corporation’s separate reserves for asset retirement obligations and environmental remediation. In 2017, Other for Layoff costs also included a reclassification of $8 in pension benefits costs, as these obligations were included in Alcoa Corporation’s separate liability for pension benefits obligations. Additionally in 2017, Other for Other costs also included a reclassification of the following restructuring charges: $10 in asset retirement and $8 in environmental obligations, as these liabilities were included in Alcoa Corporation’s separate reserves for asset retirement obligations and environmental remediation.

The remaining reserves are expected to be paid in cash during the remainder of 2018, with the exception of $19, of which $15 relates to the Portovesme smelter (see “Italy 148” in the Litigation section of Note N) and $4 relates to the termination of an office lease contract. Half of these amounts are scheduled to be paid in each of 2019 and 2020.

E. Segment Information – The operating results of Alcoa Corporation’s reportable segments were as follows (differences between segment totals and consolidated amounts are in Corporate):

	Bauxite	Alumina	Aluminum	Total
Second quarter ended June 30, 2018
Sales:
Third-party sales	$77	$1,068	$2,413	$3,558
Intersegment sales	226	536	4	766

Total sales	$303	$1,604	$2,417	$4,324

Adjusted EBITDA	$100	$638	$231	$969
Supplemental information:
Depreciation, depletion, and amortization	$27	$49	$108	$184
Equity income (loss)	—	14	(8)	6
Second quarter ended June 30, 2017
Sales:
Third-party sales	$80	$749	$1,988	$2,817
Intersegment sales	208	384	3	595

Total sales	$288	$1,133	$1,991	$3,412

Adjusted EBITDA	$97	$227	$234	$558
Supplemental information:
Depreciation, depletion, and amortization	$19	$53	$108	$180
Equity (loss) income	—	(6)	3	(3)

	Bauxite	Alumina	Aluminum	Total
Six months ended June 30, 2018
Sales:
Third-party sales	$124	$1,982	$4,524	$6,630
Intersegment sales	475	990	8	1,473

Total sales	$599	$2,972	$4,532	$8,103

Adjusted EBITDA	$210	$1,030	$384	$1,624
Supplemental information:
Depreciation, depletion, and amortization	$56	$102	$214	$372
Equity income (loss)	—	13	(8)	5

Six months ended June 30, 2017
Sales:
Third-party sales	$150	$1,483	$3,794	$5,427
Intersegment sales	427	745	7	1,179

Total sales	$577	$2,228	$3,801	$6,606

Adjusted EBITDA	$207	$524	$451	$1,182
Supplemental information:
Depreciation, depletion, and amortization	$37	$102	$209	$348
Equity loss	—	(5)	(4)	(9)

The following table reconciles total segment Adjusted EBITDA to consolidated net income attributable to Alcoa Corporation:

	Second quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Total segment Adjusted EBITDA	$969	$558	$1,624	$1,182
Unallocated amounts:
Transformation(1),(2)	(1)	(28)	(3)	(48)
Corporate inventory accounting(1),(3)	(32)	14	(1)	(3)
Corporate expenses(4)	(26)	(34)	(53)	(67)
Provision for depreciation, depletion, and amortization	(192)	(190)	(386)	(369)
Restructuring and other charges (D)	(231)	(12)	(212)	(22)
Interest expense	(32)	(25)	(58)	(51)
Other (expenses) income, net (O)	(9)	(28)	(30)	51
Other(1),(5)	(36)	(18)	(59)	(18)

Consolidated income before income taxes	410	237	822	655
Provision for income taxes	(180)	(99)	(318)	(209)
Net income attributable to noncontrolling interest	(155)	(63)	(279)	(146)

Consolidated net income attributable to Alcoa Corporation	$75	$75	$225	$300

(1)

Effective in the first quarter of 2018, management elected to change the presentation of certain line items in the reconciliation of total segment Adjusted EBITDA to consolidated net income attributable to Alcoa Corporation to provide additional transparency to the nature of these reconciling items. Accordingly, Transformation (see footnote 2), which was previously reported within Other, is presented as a separate line item. Additionally, Impact of LIFO (last in, first out) and Metal price lag, which were previously reported as separate line items, are now combined and reported in a new line item labeled Corporate inventory accounting (see footnote 3). Also, the impact of intersegment profit eliminations, which was previously reported within Other, is reported in the new Corporate inventory accounting line item. The applicable information for all prior periods presented was recast to reflect these changes.

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

The information used to compute basic and diluted EPS attributable to Alcoa Corporation common shareholders was as follows (shares in millions):

	Second quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income attributable to Alcoa Corporation	$75	$75	$225	$300

Average shares outstanding – basic	186	184	186	184
Effect of dilutive securities:
Stock options	1	1	1	1
Stock and performance awards	2	1	2	1

Average shares outstanding – diluted	189	186	189	186

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

G. Accumulated Other Comprehensive Loss

The following table details the activity of the three components that comprise Accumulated other comprehensive loss for both Alcoa Corporation’s shareholders and Noncontrolling interest:

	Alcoa Corporation		Noncontrolling interest
	Second quarter ended June 30,		Second quarter ended June 30,
	2018	2017	2018	2017
Pension and other postretirement benefits (K)
Balance at beginning of period	$(2,685)	$(2,286)	$(46)	$(57)
Other comprehensive income:
Unrecognized net actuarial loss and prior service cost/benefit	1	53	2	19
Tax benefit	6	2	—	—

Total Other comprehensive income before reclassifications, net of tax	7	55	2	19

Amortization of net actuarial loss and prior service cost/benefit(1)	224	49	—	1
Tax expense(2)	(48)	(2)	—	—

Total amount reclassified from Accumulated other comprehensive loss, net of tax(6)	176	47	—	1

Total Other comprehensive income	183	102	2	20

Balance at end of period	$(2,502)	$(2,184)	$(44)	$(37)

Foreign currency translation
Balance at beginning of period	$(1,466)	$(1,416)	$(595)	$(563)
Other comprehensive (loss)(3)	(445)	(99)	(151)	(37)

Balance at end of period	$(1,911)	$(1,515)	$(746)	$(600)

Cash flow hedges (L)
Balance at beginning of period	$(379)	$(98)	$31	$84
Other comprehensive loss:
Net change from periodic revaluations	(231)	(50)	(10)	(30)
Tax benefit	31	19	3	9

Total Other comprehensive loss before reclassifications, net of tax	(200)	(31)	(7)	(21)

Net amount reclassified to earnings:
Aluminum contracts(4)	34	31	—	—
Financial contracts(5)	(7)	(2)	(4)	(1)

Sub-total	27	29	(4)	(1)
Tax (expense) benefit(2)	(2)	(4)	1	1

Total amount reclassified from Accumulated other comprehensive (loss) income, net of tax(6)	25	25	(3)	—

Total Other comprehensive loss	(175)	(6)	(10)	(21)

Balance at end of period	$(554)	$(104)	$21	$63

	Alcoa Corporation		Noncontrolling interest
	Six months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Pension and other postretirement benefits (K)
Balance at beginning of period	$(2,786)	$(2,330)	$(47)	$(56)
Other comprehensive income:
Unrecognized net actuarial loss and prior service cost/benefit	76	48	3	18
Tax (expense) benefit	(2)	3	(1)	—

Total Other comprehensive income before reclassifications, net of tax	74	51	2	18

Amortization of net actuarial loss and prior service cost/benefit(1)	260	99	1	1
Tax expense(2)	(50)	(4)	—	—

Total amount reclassified from Accumulated other comprehensive loss, net of tax(6)	210	95	1	1

Total Other comprehensive income	284	146	3	19

Balance at end of period	$(2,502)	$(2,184)	$(44)	$(37)

Foreign currency translation
Balance at beginning of period	$(1,467)	$(1,655)	$(581)	$(677)
Other comprehensive (loss) income(3)	(444)	140	(165)	77

Balance at end of period	$(1,911)	$(1,515)	$(746)	$(600)

Cash flow hedges (L)
Balance at beginning of period	$(929)	$210	$51	$1
Other comprehensive income (loss):
Net change from periodic revaluations	404	(430)	(30)	90
Tax (expense) benefit	(68)	77	9	(27)

Total Other comprehensive income (loss) before reclassifications, net of tax	336	(353)	(21)	63

Net amount reclassified to earnings:
Aluminum contracts(4)	61	49	—	—
Financial contracts(5)	(20)	(3)	(13)	(2)
Foreign exchange contracts(4)	(1)	—	—	—

Sub-total	40	46	(13)	(2)
Tax (expense) benefit(2)	(1)	(7)	4	1

Total amount reclassified from Accumulated other comprehensive (loss) income, net of tax(6)	39	39	(9)	(1)

Total Other comprehensive income (loss)	375	(314)	(30)	62

Balance at end of period	$(554)	$(104)	$21	$63

(1)	These amounts were included in the computation of net periodic benefit cost for pension and other postretirement benefits (see Note K). For the second quarter ended and six months ended June 30, 2018, these amounts include $167 and $144 (net), respectively, related to settlements and/or curtailments of certain pension and other postretirement employee benefits (see Note K).
(2)	These amounts were reported in Provision for income taxes on the accompanying Statement of Consolidated Operations.
(3)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.
(4)	These amounts were reported in Sales on the accompanying Statement of Consolidated Operations.
(5)	These amounts were reported in Cost of goods sold on the accompanying Statement of Consolidated Operations.
(6)	A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings. These amounts were reflected on the accompanying Statement of Consolidated Operations in the line items indicated in footnotes 1 through 5.

H. Investments – A summary of unaudited financial information for Alcoa Corporation’s equity investments is as follows (amounts represent 100% of investee financial information):

	Second quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Sales	$1,367	$958	$2,620	$1,874
Cost of goods sold	1,078	716	2,038	1,394
Net income	32	19	97	42

In June 2018, Alcoa Corporation, Rio Tinto plc, and the provincial government of Quebec, Canada launched a new joint venture, Elysis Limited Partnership (Elysis). The purpose of this partnership is to advance larger scale development and commercialization of the Company’s patent-protected technology that produces oxygen and eliminates all direct greenhouse gas emissions from the traditional aluminum smelting process. Alcoa Corporation and Rio Tinto plc, as general partners, each own a 48.235% stake in Elysis and the Quebec provincial government, as a limited partner, owns a 3.53% stake. The federal government of Canada and Apple Inc., as well as the Quebec provincial government, will provide initial financing to the partnership. The total combined investment (equity and debt) of the five participants in the joint venture is $145 (C$188). Alcoa Corporation and Rio Tinto plc will invest a combined $44 (C$55) over the next three years, as well as contribute and license certain intellectual property and patents to Elysis. Alcoa Corporation’s investment in Elysis is accounted for under the equity method. In the second quarter of 2018, the Company made an initial investment of $5 (C$6).

I. Inventories

	June 30, 2018	December 31, 2017
Finished goods	$325	$296
Work-in-process	286	258
Bauxite and alumina	651	585
Purchased raw materials	578	473
Operating supplies	143	147
LIFO reserve	(315)	(306)

	$1,668	$1,453

At June 30, 2018 and December 31, 2017, the total amount of inventories valued on a LIFO basis was $607, or 31%, and $516, or 29%, respectively, of total inventories before LIFO adjustments. The inventory values, prior to the application of LIFO, are generally determined under the average cost method, which approximates current cost.

J. Debt – In May 2018, Alcoa Nederland Holding B.V. (ANHBV), a wholly-owned subsidiary of Alcoa Corporation, completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt offering for $500 of 6.125% Senior Notes due 2028 (the “2028 Notes”). ANHBV received $492 in net proceeds from the debt offering reflecting a discount to the initial purchasers of the 2028 Notes. The net proceeds, along with available cash on hand, were used to make discretionary contributions to certain U.S. defined benefit pension plans (see Note K). The discount to the initial purchasers, as well as costs to complete the financing, was deferred and is being amortized to interest expense over the term of the 2028 Notes. Interest on the 2028 Notes will be paid semi-annually in November and May, commencing on November 15, 2018.

ANHBV has the option to redeem the 2028 Notes on at least 30 days, but not more than 60 days, prior notice to the holders of the 2028 Notes under multiple scenarios, including, in whole or in part, at any time or from time to time after May 2023 at a redemption price specified in the indenture (up to 103.063% of the principal amount plus any accrued and unpaid interest in each case). Also, the 2028 Notes are subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the indenture) at a repurchase price in cash equal to 101% of the aggregate principal amount of the 2028 Notes repurchased, plus any accrued and unpaid interest on the 2028 Notes repurchased.

The 2028 Notes are senior unsecured obligations of ANHBV and do not entitle the holders to any registration rights pursuant to a registration rights agreement. ANHBV does not intend to file a registration statement with respect to resales of or an exchange offer for the 2028 Notes. The 2028 Notes are guaranteed on a senior unsecured basis by Alcoa Corporation and its subsidiaries that are guarantors under the Company’s Amended Revolving Credit Agreement (the “subsidiary guarantors” and, together with Alcoa Corporation, the “guarantors”) (see Note L to the Consolidated Financial Statements included in Part II Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017). Each of the subsidiary guarantors will be released from their 2028 Notes guarantees upon the occurrence of certain events, including the release of such guarantor from its obligations as a guarantor under the Revolving Credit Agreement.

The 2028 Notes indenture includes several customary affirmative covenants. Additionally, the 2028 Notes indenture contains several negative covenants, that, subject to certain exceptions, include limitations on liens, limitations on sale and leaseback transactions, and a prohibition on a reduction in the ownership of AWAC entities below an agreed level. The negative covenants in the 2028 Notes indenture are less extensive than those in the 2024 Notes and 2026 Notes (see Note L to the Consolidated Financial Statements included in Part II Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017) indenture and the Amended Revolving Credit Agreement. For example, the 2028 Notes indenture does not include a limitation on restricted payments, such as repurchases of common stock and shareholder dividends.

The 2028 Notes rank equally in right of payment with all of ANHBV’s existing and future senior indebtedness, including the 2024 Notes and 2026 Notes; rank senior in right of payment to any future subordinated obligations of ANHBV; and are effectively subordinated to ANHBV’s existing and future secured indebtedness, including under the Amended Revolving Credit Agreement, to the extent of the value of property and assets securing such indebtedness.

K. Pension and Other Postretirement Benefits — The components of net periodic benefit cost were as follows:

	Second quarter ended June 30,		Six months ended June 30,
Pension benefits	2018	2017	2018	2017
Service cost	$14	$17	$28	$35
Interest cost(1)	55	60	114	121
Expected return on plan assets(1)	(82)	(98)	(172)	(197)
Recognized net actuarial loss(1)	52	46	107	92
Amortization of prior service cost(1)	2	2	4	4
Settlements(2)	167	—	167	—
Curtailments(2)	—	—	5	—
Special termination benefits(2)	—	3	—	3

Net periodic benefit cost	$208	$30	$253	$58

(1)	These amounts were reported in Other expenses (income), net on the accompanying Statement of Consolidated Operations (see Notes B and O).
(2)	These amounts were reported in Restructuring and other charges on the accompanying Statement of Consolidated Operations (see Note D).

	Second quarter ended June 30,		Six months ended June 30,
Other postretirement benefits	2018	2017	2018	2017
Service cost	$1	$1	$2	$2
Interest cost(1)	9	10	18	19
Recognized net actuarial loss(1)	4	4	7	7
Amortization of prior service benefit(1)	(1)	(2)	(1)	(3)
Curtailments(2)	—	—	(28)	—

Net periodic benefit cost	$13	$13	$(2)	$25

(1)	These amounts were reported in Other expenses (income), net on the accompanying Statement of Consolidated Operations (see Notes B and O).
(2)	These amounts were reported in Restructuring and other charges on the accompanying Statement of Consolidated Operations (see Note D).

Alcoa Corporation sponsors several defined benefit pension and other postretirement employee benefit plans, primarily in the United States and Canada. As of January 1, 2018, the pension benefit plans and the other postretirement benefit plans cover an aggregate of approximately 54,000 and approximately 48,000 participants, respectively.

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

This change resulted in the adoption of a significant plan amendment by the three defined benefit pension plans in January 2018. Accordingly, these plans were required to be remeasured, and through this process, the discount rate (weighted-average for these three plans) was updated from 3.65% at December 31, 2017 to 3.80% at January 31, 2018. The remeasurement of these plans resulted in a decrease of $57 to both Alcoa’s pension benefits liability and Accumulated other comprehensive loss. The remeasurement of these plans also resulted in a curtailment charge of $5 in the first quarter of 2018, representing accelerated amortization of a portion of the existing prior service cost associated with these plans. This amount was reclassified to earnings through Restructuring and other charges from Accumulated other comprehensive loss.

Also, effective January 1, 2021, Alcoa Corporation will no longer contribute to pre-Medicare retiree medical coverage for U.S. salaried employees and retirees, affecting approximately 700 participants in one plan. This change resulted in the adoption of a significant plan amendment by this other postretirement benefits plan in January 2018. Accordingly, this plan was required to be remeasured, and through this process, the discount rate was updated from 3.29% at December 31, 2017 to 3.43% at January 31, 2018. The remeasurement of this plan resulted in a decrease of $7 to both Alcoa’s other postretirement benefits liability and Accumulated other comprehensive loss. The remeasurement of this plan also resulted in a curtailment gain of $28 in the first quarter of 2018, representing accelerated amortization of a portion of the existing prior service benefit associated with this plan. This amount was reclassified to earnings through Restructuring and other charges from Accumulated other comprehensive loss.

In April 2018, Alcoa Corporation signed group annuity contracts to transfer the obligation to pay the remaining retirement benefits of approximately 2,100 retirees from two Canadian defined benefit pension plans to three insurance companies. The transfer of $560 in both plan obligations and plan assets, as well as a transaction fee of $23, was completed on April 13, 2018. The Company contributed $89 between the two plans to facilitate the transaction and maintain the funding level of the remaining plan obligations. Prior to this transaction, these two Canadian pension plans combined had approximately 3,500 participants.

Accordingly, these plans were required to be remeasured, and through this process, the discount rate (weighted-average for these two plans) was updated from 3.43% at December 31, 2017 to 3.60% at March 31, 2018. The remeasurement of these plans resulted in an increase of $24 to both Alcoa’s pension benefits liability and Accumulated other comprehensive loss. The remeasurement of these plans also resulted in a settlement charge of $167 in the second quarter of 2018, representing accelerated amortization of a portion of the existing net actuarial loss associated with these plans. This amount was reclassified to earnings through Restructuring and other charges from Accumulated other comprehensive loss.

The five plans affected by the curtailment and settlement actions described above represented 36% of the combined net unfunded status of Alcoa Corporation’s pension and other postretirement benefit plans as of December 31, 2017.

In the second quarter of 2018, Alcoa Corporation made a combined $605 in unscheduled contributions to several defined benefit pension plans, including a combined $500 to three of the Company’s U.S. defined benefit pension plans and a combined $105 to two of the Company’s Canadian defined benefit pension plans (inclusive of $89 above). The additional payments to the U.S. plans were discretionary in nature and were funded with $492 in net proceeds from a May 2018 debt issuance (see Note J) plus available cash on hand. The primary purpose of the U.S. discretionary funding was to reduce near-term pension funding risk with a fixed-rate, 10-year maturity instrument.

L. Derivatives and Other Financial Instruments

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

Several of Alcoa Corporation’s aluminum, energy, and foreign exchange contracts are classified as Level 1 or Level 2 under the fair value hierarchy. The total fair value of these derivative contracts recorded as assets and liabilities was $7 and $67, respectively, at June 30, 2018 and $44 and $117, respectively, at December 31, 2017. In the 2017 second quarter and six-month period, Alcoa Corporation recognized a loss of $2 and $24, respectively, in Other expenses (income), net on the accompanying Statement of Consolidated Operations related to these contracts. Certain of these contracts are designated as either fair value or cash flow hedging instruments. For the contracts designated as cash flow hedges, Alcoa Corporation recognized an unrealized loss of $55 and an unrealized gain of $13 in the 2018 second quarter and six-month period, respectively, and an unrealized gain of $25 and an unrealized loss of $25 in the 2017 second quarter and six-month period, respectively, in Other comprehensive (loss) income. Additionally, Alcoa Corporation reclassified a realized loss of $6 and $7 in the 2018 second quarter and six-month period, respectively, and $4 and $5 in the 2017 second quarter and six-month period, respectively, from Accumulated other comprehensive loss to Sales.

In addition to the Level 1 and 2 derivative instruments described above, Alcoa Corporation has several derivative instruments classified as Level 3 under the fair value hierarchy. These instruments are composed of (i) embedded aluminum derivatives and an embedded credit derivative related to energy supply contracts and (ii) freestanding financial contracts related to energy purchases on the spot market, all of which are associated with nine smelters and three refineries. Certain of the embedded aluminum derivatives and financial contracts are designated as cash flow hedging instruments. All of these Level 3 derivative instruments are described below in detail and are enumerated as D1 through D11.

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

D10 and D11. Alcoa Corporation had a financial contract (D10) to hedge the anticipated power requirements at one of its smelters that began in November 2016. At that time, the energy supply contract related to this smelter had expired and Alcoa Corporation began purchasing electricity directly from the spot market. Beyond the term where market information is available, management developed a forward curve, for valuation purposes, based on independent consultant market research. Significant increases or decreases in the power market may result in a higher or lower fair value measurement of the financial contract. Lower prices in the power market would cause a decrease in the derivative asset. The financial contract had been designated as a cash flow hedge of future purchases of electricity (this designation ceased in December 2016 – see below). Through November 2016, unrealized gains and losses on this contract were recorded in Other comprehensive (loss) income on the Company’s Consolidated Balance Sheet, while realized gains and losses were recorded in Cost of goods sold as electricity purchases were made from the spot market. In August 2016, Alcoa Corporation gave the required notice to terminate this financial contract one year from the date of notification. As a result, Alcoa Corporation decreased both the related derivative asset recorded in Other noncurrent assets and the unrealized gain recorded in Accumulated other comprehensive loss by $84, which related to the August 2017 through 2036 timeframe, resulting in no impact to Alcoa Corporation’s earnings. In December 2016, the smelter experienced an unplanned outage, resulting in a portion of the financial contract no longer qualifying for hedge accounting, at which point management elected to discontinue hedge accounting for all of the remainder of the contract (through August 2017). As a result, Alcoa Corporation reclassified an unrealized gain of $7 from Accumulated other comprehensive loss to Other income, net related to the portion of the contract that no longer qualified for hedge accounting. The remaining $6 unrealized gain in Accumulated other comprehensive loss related to the portion management elected to discontinue hedge accounting was reclassified to Cost of goods sold as electricity purchases were made from the spot market through the termination date of the financial contract. Additionally, from December 2016 through August 2017, unrealized gains and losses on this contract were recorded in Other expenses (income), net, and realized gains and losses were recorded in Other expenses (income), net as electricity purchases were made from the spot market.

In January 2017, Alcoa Corporation and the counterparty entered into a new financial contract (D11) to hedge the anticipated power requirements at this smelter for the period from August 2017 through July 2021 and amended the existing financial contract to both reduce the hedged amount of anticipated power requirements and to move up the effective termination date to July 31, 2017. The new financial contract has been designated as a cash flow hedge of future purchases of electricity. Unrealized gains and losses on the new financial contract were recorded in Other comprehensive (loss) income on the accompanying Consolidated Balance Sheet while realized gains and losses were recorded (began in August 2017) in Cost of goods sold as electricity purchases were made from the spot market.

The following table presents quantitative information related to the significant unobservable inputs described above for Level 3 derivative instruments:

	Fair value at June 30, 2018	Unobservable input	Range ($ in full amounts)
Assets:

Embedded aluminum derivative (D7)	$—	Interrelationship of future aluminum and oil prices	Aluminum: $2,164 per metric ton in July 2018 to $2,135 per metric ton in October 2018 Oil: $79 per barrel in July 2018 to $79 per barrel in October 2018

Financial contract (D11)	83	Interrelationship of forward energy price and the Consumer Price Index and price of electricity beyond forward curve	Electricity: $60.70 per megawatt hour in 2018 to $48.35 per megawatt hour in 2021

Liabilities:

Embedded aluminum derivative (D1)	305	Interrelationship of LME price to the amount of megawatt hours of energy needed to produce the forecasted metric tons of aluminum	Aluminum: $2,164 per metric ton in 2018 to $2,452 per metric ton in 2027 Electricity: rate of 4 million megawatt hours per year

Embedded aluminum derivatives (D3 through D5)	301	Price of aluminum beyond forward curve

Aluminum: $2,504 per metric ton in 2028 to $2,560 per metric ton in 2029 (two contracts) and $2,855 per metric ton in 2036 (one contract)

Midwest premium: $0.2100 per pound in 2018 to $0.2000 per pound in 2029 (two contracts) and 2036 (one contract)

Embedded aluminum derivative (D8)	23	Interrelationship of LME price to the amount of megawatt hours of energy needed to produce the forecasted metric tons of aluminum	Aluminum: $2,164 per metric ton in 2018 to $2,145 per metric ton in 2019 Midwest premium: $0.2100 per pound in 2018 to $0.2000 per pound in 2019 Electricity: rate of 2 million megawatt hours per year

Embedded aluminum derivative (D2)	15	Interrelationship of LME price to overall energy price	Aluminum: $2,174 per metric ton in 2018 to $2,157 per metric ton in 2019

Embedded credit derivative (D9)	20	Estimated spread between the respective 30-year debt yield of Alcoa Corporation and the counterparty	2.81% (30-year debt yields: Alcoa Corporation – 6.93% (estimated) and counterparty – 4.12%)

The fair values of Level 3 derivative instruments recorded as assets and liabilities in the accompanying Consolidated Balance Sheet were as follows:

	June 30, 2018	December 31, 2017
Asset Derivatives
Derivatives designated as hedging instruments:
Fair value of derivative instruments – current:
Financial contract	$41	$96
Fair value of derivative instruments – noncurrent:
Financial contract	42	101

Total derivatives designated as hedging instruments	$83	$197

Total Asset Derivatives	$83	$197

Liability Derivatives
Derivatives designated as hedging instruments:
Fair value of derivative instruments — current:
Embedded aluminum derivatives	$99	$120
Fair value of derivative instruments — noncurrent:
Embedded aluminum derivatives	522	992

Total derivatives designated as hedging instruments	$621	$1,112

Derivatives not designated as hedging instruments:
Fair value of derivative instruments — current:
Embedded aluminum derivative	$23	$28
Embedded credit derivative	3	4
Fair value of derivative instruments — noncurrent:
Embedded aluminum derivative	—	6
Embedded credit derivative	17	23

Total derivatives not designated as hedging instruments	$43	$61

Total Liability Derivatives	$664	$1,173

The following tables present a reconciliation of activity for Level 3 derivative instruments:

	Assets	Liabilities
Second quarter ended June 30, 2018	Financial contracts	Embedded aluminum derivatives	Embedded credit derivative
Opening balance – April 1, 2018	$124	$515	$16
Total gains or losses (realized and unrealized) included in:
Sales	—	(29)	—
Cost of goods sold	(12)	—	(2)
Other expenses, net	—	—	6
Other comprehensive loss	(24)	162	—
Purchases, sales, issuances, and settlements*	—	—	—
Transfers into and/or out of Level 3*	—	—	—
Other	(5)	(4)	—

Closing balance – June 30, 2018	$83	$644	$20

Change in unrealized gains or losses included in earnings for derivative instruments held at June 30, 2018:
Sales	$—	$—	$—
Cost of goods sold	—	—	—
Other expenses, net	—	—	6

*

In the 2018 second quarter, there were no purchases, sales, issuances or settlements of Level 3 derivative instruments. Additionally, there were no transfers of derivative instruments into or out of Level 3.

	Assets	Liabilities
Six months ended June 30, 2018	Financial contracts	Embedded aluminum derivatives	Embedded credit derivative
Opening balance – January 1, 2018	$197	$1,146	$27
Total gains or losses (realized and unrealized) included in:
Sales	—	(54)	—
Cost of goods sold	(34)	—	(2)
Other expenses, net	—	(6)	(5)
Other comprehensive income	(75)	(435)	—
Purchases, sales, issuances, and settlements*	—	—	—
Transfers into and/or out of Level 3*	—	—	—
Other	(5)	(7)	—

Closing balance — June 30, 2018	$83	$644	$20

Change in unrealized gains or losses included in earnings for derivative instruments held at June 30, 2018:
Sales	$—	$—	$—
Cost of goods sold	—	—	—
Other expenses, net	—	(6)	(5)

*

In the 2018 six-month period, there were no purchases, sales, issuances or settlements of Level 3 derivative instruments. Additionally, there were no transfers of derivative instruments into or out of Level 3.

Derivatives Designated As Hedging Instruments – Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, effective on January 1, 2018, the entire amount of unrealized gains or losses on the derivative is reported as a component of other comprehensive income. Prior to January 1, 2018, only the effective portion of unrealized gains or losses on the derivative is reported as a component of other comprehensive income while the ineffective portion of unrealized gains or losses is recognized directly in earnings immediately. On April 1, 2018, Alcoa Corporation adopted guidance issued by the FASB to the accounting for hedging activities (see Note B), which included the elimination of the concept of ineffectiveness. Accordingly, there is no longer a requirement to separately measure and report ineffectiveness. In all periods presented, realized gains or losses on the derivative are reclassified from other comprehensive income into earnings in the same period or periods during which the hedged transaction impacts earnings. Additionally, gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized directly in earnings immediately.

Alcoa Corporation has five Level 3 embedded aluminum derivatives and one Level 3 financial contract (through November 2016 – see D10 above) that have been designated as cash flow hedges as described below. Additionally, in January 2017, Alcoa Corporation entered into a new financial contract (see D11 above), which was designated as a cash flow hedging instrument and was classified as Level 3 under the fair value hierarchy, that replaced the existing financial contract (see D10 above) in August 2017.

Embedded aluminum derivatives (D1 through D5). Alcoa Corporation has entered into energy supply contracts that contain pricing provisions related to the LME aluminum price. The LME-linked pricing features are considered embedded derivatives. Five of these embedded derivatives have been designated as cash flow hedges of forward sales of aluminum. At June 30, 2018 and December 31, 2017, these embedded aluminum derivatives hedge forecasted aluminum sales of 2,693 kmt and 2,859 kmt, respectively.

Alcoa Corporation recognized a net unrealized loss of $162 and a net unrealized gain of $435 in the 2018 second quarter and six-month period, respectively, and a net unrealized loss of $43 and $541 in the 2017 second quarter and six-month period, respectively, in Other comprehensive (loss) income related to these five derivative instruments. Additionally, Alcoa Corporation reclassified a realized loss of $29 and $54 in the 2018 second quarter and six-month period, respectively, and $27 and $45 in the 2017 second quarter and six-month period, respectively, from Accumulated other comprehensive loss to Sales. Assuming market rates remain constant with the rates at June 30, 2018, a realized loss of $99 is expected to be recognized in Sales over the next 12 months.

There was no ineffectiveness related to these five derivative instruments in the 2017 second quarter and six-month period.

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

In addition, in January 2017, Alcoa Corporation entered into a new financial contract that hedges the anticipated power requirements at this smelter for the period from August 2017 through July 2021 (see D11 above). At June 30, 2018 and December 31, 2017, this financial contract hedges forecasted electricity purchases of 7,586,964 and 8,805,456, respectively, megawatt hours. Alcoa Corporation recognized an unrealized loss of $24 and $75 in the 2018 second and six-month period, respectively, and an unrealized loss of $62 and an unrealized gain of $107 in the 2017 second quarter and six-month period, respectively, in Other comprehensive (loss) income. Additionally, Alcoa Corporation reclassified a realized gain of $12 and $34 in the 2018 second quarter and six-month period, respectively, from Accumulated other comprehensive loss to Cost of goods sold. Assuming market rates remain consistent with the rates at June 30, 2018, a realized gain of $41 is expected to be recognized in Cost of goods sold over the next 12 months. The amount of hedge ineffectiveness related to this derivative instrument was not material in both the 2017 second quarter and six-month period.

Derivatives Not Designated As Hedging Instruments

Alcoa Corporation has two Level 3 embedded aluminum derivatives (D7 and D8) and one Level 3 embedded credit derivative (D9) that do not qualify for hedge accounting treatment and one Level 3 financial contract for which management elected to discontinue hedge accounting treatment (see D10 above). As such, gains and losses related to the changes in fair value of these instruments are recorded directly in earnings. In the 2018 second quarter and six-month period, Alcoa Corporation recognized a loss of $6 and a gain of $11, respectively, in Other expenses, net, of which a gain of $6 (2018 six-month period) related to the embedded aluminum derivatives and a loss of $6 and a gain of $5, respectively, related to the embedded credit derivative. In the 2017 second quarter and six-month period, Alcoa Corporation recognized a loss of $29 and $4, respectively, in Other expenses (income), net, of which a gain of $6 and a loss of $8, respectively, related to the embedded aluminum derivatives a loss of $5 and $1, respectively, related to the embedded credit derivative, and a loss of $30 and a gain of $4, respectively, related to the financial contract.

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

Other Financial Instruments

The carrying values and fair values of Alcoa Corporation’s other financial instruments were as follows:

	June 30, 2018		December 31, 2017
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$1,089	$1,089	$1,358	$1,358
Restricted cash	6	6	7	7
Long-term debt due within one year	13	13	16	16
Long-term debt, less amount due within one year	1,916	2,030	1,388	1,555

The following methods were used to estimate the fair values of other financial instruments:

Cash and cash equivalents and Restricted cash. The carrying amounts approximate fair value because of the short maturity of the instruments. The fair value amounts for Cash and cash equivalents and Restricted cash were classified in Level 1 of the fair value hierarchy.

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

M. Income Taxes – On December 22, 2017, U.S. tax legislation known as the U.S. Tax Cuts and Jobs Act of 2017 (the “TCJA”) was enacted. For corporations, the TCJA amends the U.S. Internal Revenue Code by reducing the corporate income tax rate (to 21% from 35%) and modifying several business deduction and international tax provisions, including a tax on each of the following: (i) a mandatory one-time deemed repatriation of accumulated foreign earnings, (ii) a new category of income, referred to as global intangible low tax income, related to earnings taxed at a low rate of foreign entities without a significant fixed asset base; and (iii) base erosion payments (deductible cross-border payments to related parties) that exceed 3% of a company’s deductible expenses.

Based on management’s preliminary analysis of the TCJA, the Company recorded a $22 discrete income tax charge in its Consolidated Financial Statements for the year ended December 31, 2017. This amount was provisional in nature in accordance with guidance issued by the U.S. Securities and Exchange Commission under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act. In the 2018 six-month period, management continued to gather information and perform additional analysis of the TCJA provisions. In the first quarter of 2018, the Company completed its analysis related to the reduced corporate income tax rate, resulting in no further impact to Alcoa Corporation’s Consolidated Financial Statements. Management’s assessment of the other provisions of the TCJA remain provisional as of June 30, 2018 (no additional impact was recorded in the 2018 six-month period). Several items are in the process of being completed by the Company, including the calculation of earnings and profits of relevant subsidiaries related to (i) above, the calculation of the interest expense allocation, which is subject to future guidance to be issued by the U.S. Treasury Department, related to (ii) above, and an analysis of the characterization of amounts paid or accrued to determine if they qualify as base erosion payments, which is subject to future guidance to be issued by the U.S. Treasury Department and U.S. Internal Revenue Service, related to (iii) above. The Company will finalize its analyses of the TCJA provisions later in 2018.

See Note P to the Consolidated Financial Statements in Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 for additional information.

N. Contingencies and Commitments

Contingencies

Unless specifically described to the contrary, all matters within Note N are the full responsibility of Alcoa Corporation pursuant to the Separation and Distribution Agreement. Additionally, the Separation and Distribution Agreement provides for cross-indemnities between the Company and Arconic for claims subject to indemnification.

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

Also in December 2017, as part of a separate but related agreement to the above, the Company agreed to transfer ownership of the Portovesme smelter (permanently closed in 2014) to Invitalia, an Italian government agency responsible for managing economic development. Under the provisions of the agreement, the Company will retain the responsibility for environmental-related obligations associated with decommissioning the Portovesme smelter. The agreement further provides that the Company may be relieved of such obligations upon Invitalia exercising an option to receive a cash payment of $23 (€20) from the Company. Additionally, this agreement included a framework for the future settlement of a groundwater remediation project related to the Portovesme site (see Fusina and Portovesme, Italy in Environmental Matters below). In February 2018, the Company completed the transfer of ownership of the Portovesme smelter to Invitalia. The carrying value of the assets related to the Portovesme site were previously written down to zero as a direct result of ParentCo’s decision in 2014 to decommission the facility.

In the second quarter of 2018, Invitalia sold the Portovesme smelter to SiderAlloys International S.A., a Switzerland company, which intends to restart the facility. In June 2018, Invitalia gave notice to the Company that it was exercising its option under the December 2017 agreement to receive the cash payment thereby releasing the Company from responsibility of all environmental-related obligations associated with a future decommissioning of the Portovesme smelter. The cash payment will be made in three installments, one in each of 2018 (paid $8 (€7) on June 18), 2019, and 2020. Accordingly, Alcoa Corporation recognized a $15 net benefit in Restructuring and other charges on the accompanying Statement of Consolidated Operations for the second quarter and six-month period of 2018 (see Note D), comprised of (i) a $38 reversal of previously accrued asset retirement obligations ($36) and environmental reserves ($2) related to the Company’s former decommissioning plan for the Portovesme smelter, and (ii) a $23 charge to establish a liability for the planned cash payment to Invitalia.

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

Alcoa Corporation’s remediation reserve balance was $291 and $294 at June 30, 2018 and December 31, 2017 (of which $54 and $36 was classified as a current liability), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated.

In the 2018 second quarter and six-month period, the remediation reserve was increased by $15. The changes to the remediation reserve in both periods were due to a charge of $9 related to the former Sherwin location (see below), a reversal of $2 related to the Portovesme location (unrelated to the matter below – see Italy 148 in Litigation above), and a net charge of $8 associated with several sites. Of the changes to the remediation reserve in the 2018 second quarter and six-month period, a net charge of $15 was recorded in Cost of goods sold and both a charge of $2 and a reversal of $2 were recorded in Restructuring and other charges on the accompanying Statement of Consolidated Operations.

Payments related to remediation expenses applied against the reserve were $8 and $14 in the 2018 second quarter and six-month period, respectively. These amounts include expenditures currently mandated, as well as those not required by any regulatory authority or third party. In the 2018 second quarter and six-month period, the reserve also reflects both a decrease of $6 and $5, respectively, due to the effects of foreign currency translation and an increase of $6 and $1, respectively, for reclassifications made between this reserve and the Company’s liability for asset retirement obligations.

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

General—The Company is in the process of decommissioning various plants in several countries. As a result, redeveloping these sites for reuse or returning the land to a natural state requires the performance of certain remediation activities. In aggregate, the majority of these activities will be completed at various times in the future with the latest expected to be in 2026, after which ongoing monitoring and other activities will be required. At June 30, 2018 and December 31, 2017, the reserve balance associated with these activities was $133 and $150, respectively.

Sherwin, TX—In connection with ParentCo’s sale of the Sherwin alumina refinery, which was required to be divested as part of ParentCo’s acquisition of Reynolds Metals Company in 2000, ParentCo agreed to retain responsibility for the remediation of the then-existing environmental conditions, as well as a pro rata share of the final closure of the active bauxite residue waste disposal areas (known as the Copano facility). All ParentCo obligations regarding the Sherwin refinery and Copano facility were transferred from ParentCo to Alcoa Corporation as part of the Separation Transaction on November 1, 2016. Since October 2016, Reynolds Metals Company, a subsidiary of Alcoa Corporation, had been involved in a legal dispute with the owner of Sherwin related to the allocation of responsibility for the environmental obligations at this site. In April 2018, Reynolds Metals Company reached a settlement agreement with the owner of Sherwin, as well as a separate agreement with the Texas Commission on Environmental Quality, that revised the environmental responsibilities and obligations for each related to the Sherwin refinery site and Copano facility. These agreements became effective on June 5, 2018. Accordingly, in the 2018 second quarter, the Company increased the reserve associated with this matter by $9 to reflect certain incremental obligations under the agreements. At June 30, 2018 and December 31, 2017, the reserve balance associated with this matter was $38 and $29, respectively. In management’s judgment, the Company’s reserve as of June 30, 2018 is sufficient to satisfy the provisions of the settlement agreements. Upon changes in facts or circumstances, a change to the reserve may be required. See “Sherwin” in the Other section below for a complete description of this matter.

Baie Comeau, Quebec, Canada—Alcoa Corporation has a remediation project related to known polychlorinated biphenyls (PCBs) and polycyclic aromatic hydrocarbons (PAHs) contained in sediments of the Anse du Moulin bay, which is near the Company’s Baie Comeau smelter. The project, which was approved by the Quebec Ministry of Sustainable Development, Environment, Wildlife and Parks through a final ministerial decree issued in July 2015, is aimed at dredging and capping of the contaminated sediments. The project work began in April 2017 and was virtually completed in December 2017. At the end of 2017, the Company decreased the reserve for Baie Comeau by $4 to reflect the final cost estimate of the remaining work and the subsequent monitoring program, which is expected to last through 2023. At June 30, 2018 and December 31, 2017, the reserve balance associated with this matter was $4 and $5, respectively.

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

For the Fusina site, Trasformazioni has a soil and groundwater remediation project, which was approved by the MOE through a final ministerial decree issued in August 2014. Additionally, under an administrative agreement reached in February 2014 with the MOE, Trasformazioni is required to make annual payments over a 10-year period for groundwater emergency containment and natural resource damages related to the Fusina site. Trasformazioni began work on the soil remediation project in October 2017 and expects to complete the project by the end of 2019. The MOE assumed the responsibility for the execution of the groundwater remediation/emergency containment in accordance with the February 2014 settlement agreement, as part of a regional effort by the MOE, and project work is slated to begin in 2019. At June 30, 2018 and December 31, 2017, the reserve balance associated with all of the foregoing Fusina-related matters (excluding a portion related to the rolling operations – see below) was $6 and $8, respectively.

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

For the Portovesme site, Trasformazioni has a soil remediation project, which was approved by the MOE through a final ministerial decree issued in October 2015. Project work on the soil remediation project commenced in mid-2016 and is expected to be completed in 2019. Additionally, Trasformazioni, along with four other entities that operated in the same industrial park, have submitted a groundwater remediation project, which was preliminarily approved in 2010 by the MOE. Since that time, the parties have performed additional studies and work to be incorporated into the final remedial design. In December 2017, a framework for the future settlement of the groundwater remediation project was included within an agreement to transfer the ownership of the Portovesme smelter to an Italian government agency (see Italy 148 in Litigation above). The MOE has confirmed its acceptance of the proposal set out in the framework; however, the total cost of the groundwater remediation project will not be determined until the final remedial design is completed in late 2018. The ultimate outcome of this matter may result in a change to the existing reserve for Portovesme. At June 30, 2018 and December 31, 2017, the reserve balance associated with all of the foregoing Portovesme-related matters was $13 and $16, respectively.

Mosjøen, Norway—Alcoa Corporation has a remediation project related to known PAHs in the sediments located in the harbor and extending out into the fjord, which are near the Company’s Mosjøen smelter. The project, which was approved by the Norwegian Environmental Agency through a final order issued in June 2015, is aimed at dredging and capping of the contaminated sediments. In order to allow for the sediment dredging in the harbor, the project also includes stabilization of the wharf. Project work commenced in early 2016 and the main portion of such work was completed in the 2017 third quarter. At that time, the Company reexamined its cost estimate for the remaining project work, resulting in a reduction of the reserve associated with this matter by $2. In the 2018 second quarter, the remaining project work was completed. At June 30, 2018, there is an immaterial reserve balance for required ongoing reporting and monitoring activities. At December 31, 2017, the reserve balance associated with this matter was $2.

East St. Louis, IL—Alcoa Corporation has an ongoing remediation project related to an area used for the disposal of bauxite residue from ParentCo’s former alumina refining operations. The project, which was selected by the U.S. Environmental Protection Agency (EPA) in a Record of Decision issued in July 2012 and approved in a consent decree entered as final in February 2014 by the U.S. Department of Justice, is aimed at implementing a soil cover over the affected area. As a result, ParentCo began the project work in March 2014; the fieldwork on a majority of this project was completed by the end of June 2016. A completion report was approved by the EPA in September 2016 and this matter, for the completed portion of the project, transitioned into a long-term (approximately 30 years) inspection, maintenance, and monitoring program. Fieldwork for the remaining portion of the project is expected to be completed in 2019, at which time it would also transition into a long-term inspection, maintenance, and monitoring program. This obligation was transferred from ParentCo to Alcoa Corporation as part of the Separation Transaction on November 1, 2016. At June 30, 2018 and December 31, 2017, the reserve balance associated with this matter was $4.

Tax

Spain—In July 2013, following a corporate income tax audit covering the 2006 through 2009 tax years, an assessment was received as a result of Spain’s tax authorities disallowing certain interest deductions claimed by a former Spanish consolidated tax group previously owned by ParentCo. The following month, ParentCo filed an appeal of this assessment in Spain’s Central Tax Administrative Court. In conjunction with this appeal, as required under Spanish tax law, ParentCo provided financial assurance in this matter in the form of both a bank guarantee (Arconic) and a lien secured with the San Ciprian smelter (Alcoa Corporation) to Spain’s tax authorities. In January 2015, Spain’s Central Tax Administrative Court denied ParentCo’s appeal of this assessment. Two months later, ParentCo filed an appeal of the assessment in Spain’s National Court (the “National Court”). The amount of this assessment, including interest, was $152 (€131) as of June 30, 2018.

On July 6, 2018, the National Court denied ParentCo’s appeal of the assessment; however, the decision includes a requirement that Spain’s tax authorities issue a new assessment, which considers available net operating losses of the former Spanish consolidated tax group from prior tax years that can be utilized during the assessed tax years. Spain’s tax authorities will not issue a new assessment until this matter is resolved; however, based on estimated calculations completed by Arconic and Alcoa Corporation (collectively, the “Companies”), the amount of the new assessment, including applicable interest, is expected to be in the range of $25 to $61 (€21 to €53) after consideration of available net operating losses and tax credits. Under the Tax Matters Agreement related to the Separation Transaction, Arconic and Alcoa Corporation are responsible for 51% and 49%, respectively, of the assessed amount in the event of an unfavorable outcome. On July 12, 2018, the Companies sent a letter to the National Court seeking clarification on one part of the decision. Once the National Court provides the clarification to the Companies, a 30-business day period to petition for appeal to Spain’s Supreme Court begins.

Based on a review of the bases on which the National Court decided this matter, Alcoa Corporation management no longer believes that the Companies are more likely than not (greater than 50%) to prevail in this matter if an appeal to Spain’s Supreme Court is pursued. Accordingly, in the 2018 third quarter, Alcoa Corporation expects to record a charge of $30 (€26) to establish a liability for its 49% share of the estimated loss in this matter, representing management’s best estimate at this time. As indicated above, the Companies are awaiting clarification on a part of the National Court’s decision and, at a future point in time, will receive an updated assessment from Spain’s tax authorities, both of which may result in a change to management’s estimate following further analysis.

In January 2017, the National Court issued a decision in favor of the former Spanish consolidated tax group related to a similar assessment for the 2003 through 2005 tax years, effectively making that assessment null and void. Additionally, in August 2017, in lieu of receiving a formal assessment, the Companies reached a settlement with Spain’s tax authorities for the 2010 through 2013 tax years that had been under audit for a similar matter. Alcoa Corporation’s share of this settlement was not material to the Company’s Consolidated Financial Statements. The ultimate outcomes related to the 2003 through 2005 and the 2010 through 2013 tax years are not indicative of the potential ultimate outcome of the assessment for the 2006 through 2009 tax years due to procedural differences. Additionally, it is possible that the Companies may receive similar assessments for tax years subsequent to 2013; however, management does not expect any such assessment, if received, to be material to Alcoa Corporation’s Consolidated Financial Statements.

Brazil (AWAB)—In March 2013, AWAB was notified by the Brazilian Federal Revenue Office (RFB) that approximately $110 (R$220) of value added tax credits previously claimed are being disallowed and a penalty of 50% assessed. Of this amount, AWAB received $41 (R$82) in cash in May 2012. The value added tax credits were claimed by AWAB for both fixed assets and export sales related to the Juruti bauxite mine and São Luís refinery expansion. The RFB has disallowed credits they allege belong to the consortium in which AWAB owns an interest and should not have been claimed by AWAB. Credits have also been disallowed as a result of challenges to apportionment methods used, questions about the use of the credits, and an alleged lack of documented proof. AWAB presented defense of its claim to the RFB on April 8, 2013. If AWAB is successful in this administrative process, the RFB would have no further recourse. If unsuccessful in this process, AWAB has the option to litigate at a judicial level. Separately from AWAB’s administrative appeal, in June 2015, new tax law was enacted repealing the provisions in the tax code that were the basis for the RFB assessing a 50% penalty in this matter. As such, the estimated range of reasonably possible loss is $0 to $27 (R$103), whereby the maximum end of the range represents the portion of the disallowed credits applicable to the export sales and excludes the 50% penalty. Additionally, the estimated range of disallowed credits related to AWAB’s fixed assets is $0 to $30 (R$117), which would increase the net carrying value of AWAB’s fixed assets if ultimately disallowed. It is management’s opinion that the allegations have no basis; however, at this time, the Company is unable to reasonably predict an outcome for this matter.

Other

Reynolds—On January 11, 2016, Sherwin Alumina Company, LLC (“Sherwin”), the current owner of a refinery previously owned by ParentCo (see below), and one of its affiliate entities, filed bankruptcy petitions in Corpus Christi, Texas for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Sherwin informed the bankruptcy court that it intends to cease operations because it is not able to continue its bauxite supply agreement. On November 23, 2016, the bankruptcy court approved Sherwin’s plans for cessation of its operations. On February 16, 2017, Sherwin filed a bankruptcy Chapter 11 Plan (the “Plan”) and, on February 17, 2017, the court approved that Plan.

In 2000, ParentCo acquired Reynolds Metals Company (“Reynolds,” a subsidiary of Alcoa Corporation), which included an alumina refinery in Gregory, Texas. As a condition of the Reynolds acquisition, ParentCo was required to divest this alumina refinery. In accordance with the terms of the divestiture in 2000, ParentCo agreed to retain responsibility for certain environmental obligations (see Sherwin, TX in Environmental Matters above) and assigned to the buyer an Energy Services Agreement (“ESA”) with Gregory Power Partners (“Gregory Power”) for purchase of steam and electricity by the refinery.

Through the bankruptcy proceedings, the owner of Sherwin exercised its right under the U.S. Bankruptcy Code to reject the agreement from 2000 containing the previously mentioned retained responsibility, which had the effect of terminating all rights and responsibilities of the parties to the agreement.

As a result of Sherwin’s initial bankruptcy filing, separate legal actions were initiated against Reynolds by Gregory Power and Sherwin as described below.

Gregory Power: On January 26, 2016, Gregory Power delivered notice to Reynolds that Sherwin’s bankruptcy filing constitutes a breach of the ESA; on January 29, 2016, Reynolds responded that the filing does not constitute a breach. On September 16, 2016, Gregory Power filed a complaint in the bankruptcy case against Reynolds alleging breach of the ESA. In response to this complaint, on November 10, 2016, Reynolds filed both a motion to dismiss, including a jury demand, and a motion to withdraw the reference to the bankruptcy court based on the jury demand. On July 18, 2017, the district court ordered that any trial would be held to a jury in district court, but that the bankruptcy court would retain jurisdiction on all pre-trial matters. At this time, Alcoa Corporation is unable to reasonably predict the ultimate outcome of this matter.

Sherwin: On October 4, 2016, the Texas Commission on Environmental Quality (TCEQ) filed suit against Sherwin in the bankruptcy proceeding seeking to hold Sherwin responsible for remediation of alleged environmental conditions at the Sherwin refinery site and related bauxite residue waste disposal areas (known as the Copano facility). On October 11, 2016, Sherwin filed a similar suit against Reynolds in the case. As provided in the Plan, Sherwin, including certain affiliated companies, and Reynolds had been negotiating an allocation among them as to the ownership of and responsibility for certain areas of the refinery and the Copano facility. In March 2018, Reynolds and Sherwin reached a settlement agreement that assigns to Reynolds all environmental liabilities associated with the Copano facility and assigns to Sherwin all environmental liabilities associated with the Sherwin refinery site. Additionally, Reynolds and TCEQ reached an agreement that defines the operating and environmental steps required for the Copano facility, which Reynolds intends to operate for the purpose of managing materials other than bauxite residue waste, including third-party dredge material. The effectiveness and enforceability of each of these two agreements are pre-conditioned on the other being accepted by the bankruptcy court. A public notice and comment period on these agreements expired on April 26, 2018 without material affect to the documents. On June 5, 2018, the bankruptcy court accepted and entered the agreements into the judicial record as submitted. This date serves as the “effective date” for both agreements.

On June 5, 2018, the transaction between Sherwin and Reynolds was completed. Under the agreement with Sherwin, in exchange for assuming full responsibility for the environmental-related liabilities (see below related to the Company’s existing reserve) associated with the Copano facility, Reynolds assumed ownership of the land that comprises the Copano facility, as well as land that serves as a buffer around the Copano facility and other related assets. A third-party appraisal estimated the fair value of the land and other assets to be $16. Under the agreement with TCEQ, a portion of the Copano facility must be closed within 10 years and the remaining portion must be closed within 30 years, both timeframes began on the effective date. Also, Reynolds is required to install upgrades to certain dust control systems and repair certain structures and drainage systems at the Copano facility, and prepare and submit to TCEQ a preliminary groundwater assessment report and a drinking water survey report related to the Copano facility within 180 days of the effective date. Accordingly, the Company recognized $16 in properties, plants, and equipment, $9 in environmental remediation liabilities, and $7 in other related liabilities. Additionally, the Company paid $12 into a trust managed by the state of Texas as financial assurance of the Company’s performance in completing the required obligations. This amount will be returned to the Company upon satisfactory completion of the future closure of the Copano facility in accordance with all applicable laws and regulations. On June 7, 2018, Sherwin filed a notice of dismissal in the suit against Reynolds; the dismissal was immediately effective as no court order was required.

At the time the agreements were signed by all parties, the Company had a reserve of $29 for its proportionate share of environmental-related matters at both the Sherwin refinery site and the Copano facility based on the terms of the divestiture of the Sherwin refinery in 2000 (see Sherwin, TX in Environmental Matters above). While Reynolds no longer has any responsibility for environmental-related matters at the Sherwin refinery site, it assumed additional responsibility for environmental-related matters at the Copano facility ($9 – see above). In management’s judgment, the $38 reserve as of June 30, 2018 is sufficient to satisfy the Company’s revised responsibilities and obligations under the settlement agreements. Upon changes in facts or circumstances, a change to the reserve may be required.

Suralco—On December 16, 2016, Boskalis International B.V. (Boskalis) initiated a binding arbitration proceeding against Suriname Aluminum Company, LLC (Suralco), an AWAC company, seeking $47 plus prejudgment interest and associated taxes in connection with a dispute arising under a contract for mining services in Suriname between Boskalis and Suralco. Boskalis asserted four separate claims under the contract.

In February 2018, the arbitration hearing was held before a three-person panel under the rules of the International Chamber of Commerce. The panel issued its decision on May 29, 2018, finding in favor of Boskalis on two claims and against Boskalis on two claims. For the two claims on which Boskalis prevailed, the panel awarded Boskalis $29, including prejudgment interest of $3. The award is final and cannot be appealed. Accordingly, in the 2018 second quarter, Alcoa Corporation recorded a charge of $29 ($17 after noncontrolling interest), including $26 in Cost of goods sold and $3 in Interest expense on the accompanying Statement of Consolidated Operations. On June 6, 2018, the Company made the $29 cash payment to Boskalis closing this matter.

The claim that represented the majority of the arbitration award centered around a contract provision requiring Suralco to make a “true up” payment at the end of the contract in the event that Suralco was unable to receive delivery of the full contract quantity, thus allowing Boskalis to recover its fixed production costs and a suitable return on its investment. While Suralco argued that all required deliveries had been made during the amended contract term and that no “true up” payment was required because a “true up” would amount to a double payment for bauxite deliveries after the initial contract term, Boskalis argued that the deliveries were not made within the original contract term and thus, a “true up” payment was required. On the basis of its analysis of the facts and applicable law, management concluded that the likelihood of an unfavorable decision on Boskalis’ claims was remote (25% or less). Throughout the course of the proceeding, and even after the conclusion of the hearing, management’s judgment of the likelihood of an unfavorable outcome remained the same.

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

Commitments

Investments

Alcoa Corporation has an investment in a joint venture related to the ownership and operation of an integrated aluminum complex (bauxite mine, alumina refinery, aluminum smelter, and rolling mill) in Saudi Arabia. The joint venture is owned 74.9% by the Saudi Arabian Mining Company (known as “Ma’aden”) and 25.1% by Alcoa Corporation and consists of three separate companies as follows: one each for the mine and refinery, the smelter, and the rolling mill. Alcoa Corporation accounts for its investment in the joint venture under the equity method. As of June 30, 2018 and December 31, 2017, the carrying value of Alcoa Corporation’s investment in this joint venture was $889 and $887, respectively.

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

The rolling mill and mining and refining companies have project financing totaling $3,246 (reflects principal repayments made through June 30, 2018), of which a combined $815 represents Alcoa Corporation’s and AWAC’s respective 25.1% interest in the rolling mill company and the mining and refining company. Alcoa Corporation, itself and on behalf of AWAC, has issued guarantees (see below) to the lenders in the event of default on the debt service requirements by the rolling mill company through 2018 and 2021 and by the mining and refining company through 2019 and 2024 (Ma’aden issued similar guarantees related to its 74.9% interest). Alcoa Corporation’s guarantees for the rolling mill and mining and refining companies cover total remaining debt service requirements of $107 in principal and up to a maximum of approximately $35 in interest per year (based on projected interest rates). Previously, Alcoa Corporation issued similar guarantees related to the project financing of the smelting company. In December 2017, the smelting company refinanced and/or amended all of its existing outstanding debt. The guarantees that were previously required of the Company related to the smelting company were effectively terminated. At June 30, 2018 and December 31, 2017, the combined fair value of the guarantees was $3, which was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. In the event Alcoa Corporation would be required to make payments under the guarantees related to the mining and refining company, 40% of such amount would be contributed to Alcoa Corporation by Alumina Limited, consistent with its ownership interest in AWAC.

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

O. Other Expenses (Income), Net

	Second quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Equity (income) loss	$(3)	$3	$(1)	$10
Foreign currency (gains) losses, net	(30)	(11)	(27)	5
Net loss (gain) from asset sales	2	4	(3)	(116)
Net loss (gain) on mark-to-market derivative instruments (L)	6	19	(11)	16
Non-service costs – Pension & OPEB (K)	39	22	77	43
Other	(5)	(9)	(5)	(9)

	$9	$28	$30	$(51)

In the 2017 six-month period, Net gain from asset sales included a $120 gain related to the sale of certain energy operations in the United States.

P. Subsequent Events – Management evaluated all activity of Alcoa Corporation and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements, except as described below.

On July 6, 2018, Alcoa Corporation, along with Arconic, received notice of a court decision related to an outstanding appeal of an income tax matter associated with a former Spanish consolidated tax group previously owned by ParentCo (see “Spain” in the Tax section of Note N).

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Alcoa Corporation:

Results of Review of Financial Statements

We have reviewed the accompanying consolidated balance sheet of Alcoa Corporation and its subsidiaries (the “Company”) as of June 30, 2018, and the related statements of consolidated operations, consolidated comprehensive (loss) income, and changes in consolidated equity for the three-month and six-month periods ended June 30, 2018 and 2017 and the statement of consolidated cash flows for the six-month periods ended June 30, 2018 and 2017, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

August 2, 2018

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

Results of Operations

Selected Financial Data:

	Second quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Sales	$3,579	$2,859	$6,669	$5,514
Net income attributable to Alcoa Corporation	75	75	225	300
Diluted earnings per share attributable to Alcoa Corporation common shareholders	0.39	0.40	1.19	1.61

Shipments of alumina (kmt)	2,285	2,388	4,661	4,643
Shipments of aluminum products (kmt)	853	833	1,647	1,634

Average realized price per metric ton of alumina	$467	$314	$425	$319
Average realized price per metric ton of primary aluminum	2,623	2,199	2,556	2,141

Net income attributable to Alcoa Corporation was $75, or $0.39 per diluted share, in the 2018 second quarter compared with $75, or $0.40 per share, in the 2017 second quarter, and $225, or $1.19 per share, in the 2018 six-month period compared to $300, or $1.61 per share, in the 2017 six-month period.

The results in the 2018 second quarter compared to the 2017 second quarter were mainly driven by improved pricing for both aluminum products and alumina. This positive impact was offset by a charge associated with the settlement of certain employee retirement benefit obligations, higher raw materials and maintenance costs, and charges related to operational decisions on a U.S. smelter.

In the 2018 six-month period, the decrease in results of $75 was principally related to a net charge for several actions associated with employee retirement benefit plans, the absence of a gain on the sale of certain energy operations, higher raw materials and maintenance costs, and charges related to operational decisions on a U.S. smelter. These negative impacts were mostly offset by improved pricing for both aluminum products and alumina.

Sales—Sales improved $720, or 25%, and $1,155, or 21%, in the 2018 second quarter and six-month period, respectively, compared to the same periods in 2017. In both periods, the increase was largely attributable to a higher average realized price for each of alumina, primary aluminum, and flat-rolled aluminum.

Cost of goods sold—COGS as a percentage of Sales was 73.5% in the 2018 second quarter and 75.2% in the 2018 six-month period compared with 80.0% in the 2017 second quarter and 78.2% in the 2017 six-month period. The percentage in both periods was positively impacted by a higher average realized price for both aluminum products and alumina, somewhat offset by higher costs for carbon materials and caustic soda, increased maintenance expenses, and net unfavorable foreign currency movements due to a weaker U.S. dollar.

Provision for depreciation, depletion, amortization—The provision for DD&A increased $2, or 1%, and $17, or 5%, in the 2018 second quarter and six-month period, respectively, compared with the corresponding periods in 2017. In both periods, the increase was primarily due to higher amortization of deferred mining costs ($5-second quarter and $12-six months) and a write-off of costs for projects no longer being pursued ($3-second quarter and $6-six months). The negative impact in the 2018 second quarter was partially offset by net favorable foreign currency movements, due mostly to a stronger U.S. dollar against the Brazilian real.

Restructuring and other charges—Restructuring and other charges in the 2018 second quarter and six-month period were $231 and $212, respectively, which were comprised of the following components: $167 and $144 (net), respectively, related to settlements and/or curtailments of certain pension and other postretirement employee benefits; $80 and $84, respectively, for additional costs related to the curtailed Wenatchee (Washington) smelter, including $73 in both periods associated with recent management decisions (see below); a $15 net benefit in both periods related to the Portovesme (Italy) smelter; and a $1 net benefit in both periods for miscellaneous items.

In June 2018, management decided not to restart the fully curtailed Wenatchee smelter within the term provided in the related electricity supply agreement. Alcoa Corporation was therefore required to make a $62 payment to the energy supplier under the provisions of the agreement. Additionally, management decided to permanently close one (38 kmt) of the four potlines at this smelter. This potline has not operated since 2001 and the investments needed to restart this line are cost prohibitive. The remaining three curtailed potlines have a capacity of 146 kmt. In connection with these decisions, the Company recognized a charge of $73, composed of the $62 payment, $10 for asset impairments, and $1 for asset retirement obligations triggered by the decision to decommission the potline.

Restructuring and other charges in the 2017 second quarter and six-month period were $12 and $22, respectively, which were comprised of the following components: $5 and $18, respectively, for additional contract costs related to the curtailed Wenatchee smelter; $11 and $13, respectively, for layoff costs related to cost reduction initiatives, including the separation of approximately 110 employees in the Aluminum segment; and a reversal of $4 and $9, respectively, associated with several reserves related to prior periods.

Alcoa Corporation does not include Restructuring and other charges in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

	Second quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Bauxite	$—	$—	$—	$—
Alumina	3	(1)	2	(1)
Aluminum	79	15	84	27

Segment total	82	14	86	26
Corporate	149	(2)	126	(4)

Total restructuring and other charges	$231	$12	$212	$22

As of June 30, 2018, approximately 125 of the 140 employees associated with 2017 restructuring programs were separated. The remaining separations for the 2017 restructuring programs are expected to be completed by the end of 2018.

In the 2018 six-month period, cash payments of $2 were made against layoff reserves related to 2017 restructuring programs.

Other expenses (income), net—Other expenses, net was $9 in the 2018 second quarter compared with $28 in the 2017 second quarter, and Other expenses, net was $30 in the 2018 six-month period compared to Other income, net of $51 in the 2017 six-month period.

The positive change of $19 in the 2018 second quarter was principally the result of net favorable foreign currency movements ($19) and a smaller net loss on mark-to-market derivative instruments ($13), partially offset by higher non-service costs related to pension and other postretirement employee benefit plans ($17).

In the 2018 six-month period, the negative change of $81 was largely attributable to the absence of a gain on the sale of certain energy operations in the United States ($120) and higher non-service costs related to pension and other postretirement employee benefit plans ($34). These items were partially offset by a net favorable change in each of the following: foreign currency movements ($32), mark-to-market derivative instruments ($27), and Alcoa Corporation’s share of the earnings of the aluminum complex joint venture in Saudi Arabia ($11).

Noncontrolling interest—Net income attributable to noncontrolling interest was $155 in the 2018 second quarter and $279 in the 2018 six-month period compared with $63 in the 2017 second quarter and $146 in the 2017 six-month period. These amounts are entirely related to Alumina Limited’s 40% ownership interest in several affiliated operating entities, which own, have an interest in, or operate the bauxite mines and alumina refineries within Alcoa Corporation’s Bauxite and Alumina segments (except for the Poços de Caldas mine and refinery and a portion of the São Luís refinery, all in Brazil) and the Portland smelter (Aluminum segment) in Australia. These individual entities comprise an unincorporated global joint venture between Alcoa Corporation and Alumina Limited known as Alcoa World Alumina and Chemicals (AWAC). Alcoa Corporation owns 60% of these individual entities, which are consolidated by the Company for financial reporting purposes and include Alcoa of Australia Limited (AofA), Alcoa World Alumina LLC, and Alcoa World Alumina Brasil Ltda. Alumina Limited’s 40% interest in the earnings of such entities is reflected as Noncontrolling interest on Alcoa Corporation’s Statement of Consolidated Operations.

In the 2018 second quarter and six-month period, these combined entities generated higher net income compared to the same periods in 2017. The favorable change in earnings was mainly driven by an improvement in operating results (see Bauxite and Alumina in Segment Information below).

Segment Information

Bauxite

	Second quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Production(1) (mdmt)	11.3	11.0	22.5	22.1
Third-party shipments (mdmt)	1.6	1.6	2.7	3.0
Average cost per dry metric ton of bauxite(2)	$19	$18	$19	$17
Third-party sales	$77	$80	$124	$150
Intersegment sales	226	208	475	427

Total sales	$303	$288	$599	$577

Adjusted EBITDA	$100	$97	$210	$207

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

Bauxite production increased 3% in the 2018 second quarter and 2% in the 2018 six-month period compared with the corresponding periods in 2017. The improvement in both periods was primarily due to higher production at six of this segment’s seven mines, including Boké (Guinea), due to the absence of a force majeure event (civil unrest) that disrupted normal operations in the 2017 second quarter, and Huntly (Australia), Al Ba’itha (Saudi Arabia), and Juruti (Brazil), each of which due to planned increases. In both periods, the higher production was somewhat offset by a decline at the Trombetas (Brazil) mine due to the consortium’s decision to reduce production in response to a partial curtailment of a third-party alumina refinery in Brazil.

Third-party sales for the Bauxite segment declined 4% and 17% in the 2018 second quarter and six-month period, respectively, compared to the same periods in 2017. In the 2018 second quarter, the decrease was mostly driven by a drop in average realized price. The decline in the 2018 six-month period was principally caused by lower volume and a drop in average realized price.

Intersegment sales increased 9% in the 2018 second quarter and 11% in the 2018 six-month period compared with the corresponding periods in 2017, mainly the result of a higher average realized price.

Adjusted EBITDA for this segment increased $3 in both the 2018 second quarter and six-month period, respectively, compared to the same periods in 2017. The increase in both periods was largely attributable to the previously mentioned higher average realized price for intersegment sales mostly offset by higher maintenance and transportation expenses.

In the 2018 third quarter (comparison with the 2017 third quarter), higher production at the Juruti (Brazil) and Huntly (Australia) mines are anticipated as this segment expands its mining areas.

Alumina

	Second quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Production (kmt)	3,227	3,249	6,400	6,460
Third-party shipments (kmt)	2,285	2,388	4,661	4,643
Average realized third-party price per metric ton of alumina	$467	$314	$425	$319
Average cost per metric ton of alumina*	$290	$255	$284	$249
Third-party sales	$1,068	$749	$1,982	$1,483
Intersegment sales	536	384	990	745

Total sales	$1,604	$1,133	$2,972	$2,228

Adjusted EBITDA	$638	$227	$1,030	$524

*	Includes all production-related costs, including raw materials consumed; conversion costs, such as labor, materials, and utilities; depreciation and amortization; and plant administrative expenses.

At June 30, 2018, the Alumina segment had 2,519 kmt of curtailed refining capacity (idle assets and process slowdowns) on a base capacity of 15,064 kmt. Both curtailed capacity and base capacity were unchanged compared to March 31, 2018.

Alumina production decreased by 1% in both the 2018 second quarter and six-month period compared with the corresponding periods in 2017, principally caused by equipment and process issues at the Pinjarra (Australia) and São Luís (Brazil) refineries, mostly offset by higher production at nearly all other refineries within this segment’s global refining system.

Third-party sales for the Alumina segment improved 43% in the 2018 second quarter and 34% in the 2018 six-month period compared to the same periods in 2017. The increase in both periods was mostly related to a 49% (second quarter) and 33% (six months) rise in average realized price. The positive impact in the 2018 second quarter was slightly offset by a 4% decrease in volume. In both periods, the change in average realized price was principally driven by a 64% (second quarter) and 37% (six months) higher average alumina index price (on 30-day lag). In the 2018 second quarter and six-month period, 94% and 95%, respectively, of smelter-grade third-party shipments were based on the alumina index/spot price, compared with 86% in both the 2017 second quarter and six-month period.

Intersegment sales improved 40% and 33% in the 2018 second quarter and six-month period, respectively, compared with the corresponding periods in 2017, primarily due to a higher average realized price. The positive impact in the 2018 second quarter was slightly offset by decreased shipments to the Aluminum segment. The lower demand from the Aluminum segment was largely attributable to the absence of shipments to a smelter in Canada due to the curtailment of two potlines in January 2018 (see Aluminum below), partially offset by increased shipments related to both the partial restart of a U.S. smelter in the second quarter of 2018 and capacity restarted in mid-2017 that was curtailed in December 2016 at a smelter in Australia (see Aluminum below).

Adjusted EBITDA for this segment climbed $411 in the 2018 second quarter and $506 in the 2018 six-month period compared to the same periods in 2017. In both periods, the improvement was mainly the result of the previously mentioned higher average realized prices, slightly offset by a higher cost for caustic soda, increased maintenance and transportation expenses, and lower total volume.

In the 2018 third quarter (comparison with the 2017 third quarter), higher costs for both caustic soda and energy and an increase in maintenance expenses are expected.

Aluminum

	Second quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Primary aluminum production (kmt)	565	575	1,119	1,134
Third-party aluminum shipments(1) (kmt)	853	833	1,647	1,634
Average realized third-party price per metric ton of primary aluminum(2)	$2,623	$2,199	$2,556	$2,141
Average cost per metric ton of primary aluminum(3)	$2,409	$2,000	$2,394	$1,944
Third-party sales	$2,413	$1,988	$4,524	$3,794
Intersegment sales	4	3	8	7

Total sales	$2,417	$1,991	$4,532	$3,801

Adjusted EBITDA	$231	$234	$384	$451

(1)	Third-party aluminum shipments are composed of both primary aluminum and flat-rolled aluminum.
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

In January 2018, a lockout of the bargained hourly employees commenced at the Bécancour (Canada) smelter, as labor negotiations reached an impasse. Accordingly, management initiated a curtailment of two (207 kmt) of the three potlines at the smelter.

In the 2018 second quarter, Alcoa Corporation completed the restart of two (108 kmt) of the three potlines included in the partial restart plan (announced in July 2017) for the Warrick (Indiana) smelter. In May 2018, the third line (53 kmt) scheduled for restart had been shut down due to pot instability, which caused a temporary power outage. The Company now expects to complete the restart of the third potline by the end of 2018; costs to restart this line are not expected to be material.

In June 2018, management approved the permanent closure of one (38 kmt) of the four potlines at the Wenatchee (Washington) smelter. This potline has not operated since 2001, and the investments needed to restart that line are cost prohibitive. The other three potlines (146 kmt) at this smelter remain curtailed. See Restructuring and other charges in Results of Operations above for a description of charges associated with this closure.

At June 30, 2018, the Aluminum segment had 917 kmt of idle smelting capacity on a base smelting capacity of 3,173 kmt. Idle capacity decreased by 146 kmt and base capacity decreased by 38 kmt compared to March 31, 2018. The decrease in idle capacity during the 2018 second quarter was due to the restart of 108 kmt of capacity at the Warrick smelter and the permanent closure of 38 kmt at the Wenatchee smelter. The decrease in base capacity during the 2018 second quarter was also due to the permanent closure of 38 kmt at the Wenatchee smelter.

Primary aluminum production decreased 2% and 1% in the 2018 second quarter and six-month period, respectively, compared with the corresponding periods in 2017. The decline in both periods was principally due to lower production at the Bécancour smelter as a result of the previously mentioned curtailment, mostly offset by new production at the Warrick smelter due to the partial restart of capacity in the 2018 second quarter and higher production at the Portland (Australia) smelter due to the completed restart in mid-2017 of capacity that was curtailed in December 2016 as a result of an unexpected power outage caused by a fault in the Victorian transmission network.

Third-party sales for the Aluminum segment improved 21% in the 2018 second quarter and 19% in the 2018 six-month period compared to the same periods in 2017. In both periods, the increase was largely attributable to a 19% rise in average realized price of primary aluminum, higher pricing for flat-rolled aluminum, and a 2% (second quarter) and 1% (six months) increase in overall aluminum volume.

The change in average realized price of primary aluminum was mainly driven by a 16% (second quarter) and 18% (six months) higher average LME price (on 15-day lag) and increased regional premiums, which rose by an average of 140% (second quarter) and 92% (six months) in the United

States and Canada and 42% (second quarter) and 27% (six months) in Europe. The higher overall aluminum volume was primarily the result of increased primary aluminum shipments, mostly offset by a decline in flat-rolled aluminum shipments in accordance with the targeted volumes defined in the tolling arrangement with Arconic.

Adjusted EBITDA for this segment decreased $3 and $67 in the 2018 second quarter and six-month period, respectively, compared with the corresponding periods in 2017. The decline in both periods was largely related to higher costs for alumina, carbon materials, and energy; net unfavorable foreign currency movements due to a weaker U.S. dollar, particularly against the euro; realized losses from embedded derivatives in energy supply contracts due to the rise in LME aluminum prices; increased maintenance and transportation expenses; and costs for tariffs on imports from this segment’s foreign operations, primarily from Canada, which was subjected to U.S. Section 232 tariffs effective June 1, 2018. These negative impacts were mostly offset by the previously mentioned higher average realized price of primary aluminum.

In the 2018 third quarter (comparison with the 2017 third quarter), primary aluminum production is expected to be lower due to the absence of production from the two curtailed potlines at the Bécancour smelter partially offset by production from the partial restart of the Warrick smelter. Also, higher costs for alumina, carbon materials, and energy are expected.

Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net Income Attributable to Alcoa Corporation

	Second quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Total segment Adjusted EBITDA	$969	$558	$1,624	$1,182
Unallocated amounts:
Transformation(1),(2)	(1)	(28)	(3)	(48)
Corporate inventory accounting(1),(3)	(32)	14	(1)	(3)
Corporate expenses(4)	(26)	(34)	(53)	(67)
Provision for depreciation, depletion, and amortization	(192)	(190)	(386)	(369)
Restructuring and other charges	(231)	(12)	(212)	(22)
Interest expense	(32)	(25)	(58)	(51)
Other (expenses) income, net	(9)	(28)	(30)	51
Other(1),(5)	(36)	(18)	(59)	(18)

Consolidated income before income taxes	410	237	822	655
Provision for income taxes	(180)	(99)	(318)	(209)
Net income attributable to noncontrolling interest	(155)	(63)	(279)	(146)

Consolidated net income attributable to Alcoa Corporation	$75	$75	$225	$300

(1)

Effective in the first quarter of 2018, management elected to change the presentation of certain line items in the reconciliation of total segment Adjusted EBITDA to consolidated net income attributable to Alcoa Corporation to provide additional transparency to the nature of these reconciling items. Accordingly, Transformation (see footnote 2), which was previously reported within Other, is presented as a separate line item. Additionally, Impact of LIFO (last in, first out) and Metal price lag, which were previously reported as separate line items, are now combined and reported in a new line item labeled Corporate inventory accounting (see footnote 3). Also, the impact of intersegment profit eliminations, which was previously reported within Other, is reported in the new Corporate inventory accounting line item. The applicable information for all prior periods presented was recast to reflect these changes.

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

The changes in the Transformation, Corporate inventory accounting, Corporate expenses, and Other reconciling items (see Results of Operations above for significant changes in the remaining reconciling items) for the 2018 second quarter and six-month period compared with the corresponding periods in 2017 (unless otherwise noted) consisted of:

•

a change in Transformation, largely attributable to the absence of (i) a loss on a power contract (terminated in October 2017) associated with the closed Rockdale (Texas) smelter (i.e. the cost of power under the contract exceeded the price of the surplus electricity sold into the energy market) and (ii) holding costs related to the Warrick smelter prior to the July 2017 decision to partially restart the facility;

•	a change in Corporate inventory accounting, the result of

•

an unfavorable impact related to intersegment profit eliminations, principally caused by an increase (from December 31, 2017 to June 30, 2018) in the cost of alumina compared to a decrease (from December 31, 2016 to June 30, 2017) in the cost of alumina held in inventory by the Aluminum segment at June 30, 2018 and 2017, respectively,

•

a higher benefit related to the impact of metal price lag, due to a higher increase in the price of aluminum at June 30, 2018 indexed to December 31, 2017 compared to the price of aluminum at June 30, 2017 indexed to December 31, 2016 (the increase in the price of aluminum in both periods was mostly driven by higher base metal prices (LME) and U.S. regional premiums), and

•	a lower charge related to the impact of LIFO, mostly due to

•	lower levels of on-hand aluminum inventory held by the rolling operations, principally related to targeted volumes defined in the tolling arrangement with Arconic, partially offset by

•

higher aluminum prices (both base metal prices (LME) and U.S. regional premiums) – a higher forecasted increase in the price of aluminum for full year 2018 at June 30, 2018 indexed to December 31, 2017 compared to the then-forecasted increase in the price of aluminum for full year 2017 at June 30, 2017 indexed to December 31, 2016;

•	a decline in Corporate expenses, primarily due to decreases across several corporate overhead costs; and

•	a change in Other, mainly driven by a loss on a contractor arbitration matter ($26-both periods) and costs related to the partial restart of the Warrick smelter ($2-second quarter and $18-six months).

Environmental Matters

See the Environmental Matters section of Note N to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Cash from Operations

Cash used for operations was $375 in the 2018 six-month period compared with cash provided from operations of $385 in the same period of 2017, resulting in an increase in cash used of $760.

In the 2018 six-month period, the use of cash was due to an unfavorable change in working capital of $731, pension contributions of $692 (see below), and a combined negative change in noncurrent assets and noncurrent liabilities of $79, partially offset by a positive add-back for non-cash transactions in earnings of $623 and net income of $504. The components of the unfavorable change in working capital were as follows:

•	a negative change of $209 in receivables, primarily due to higher pricing for alumina and aluminum product customer shipments;

•	an unfavorable change of $267 in inventories, mainly caused by increased costs for caustic soda and carbon materials and a build of inventory for the partial restart of the Warrick smelter;

•	a negative change of $8 in prepaid expenses and other current assets;

•

an unfavorable change of $105 in accounts payable, trade, largely attributable to the timing of payments and lower purchases at a smelter in Canada due to 207 kmt of capacity curtailed in January 2018;

•

a negative change of $243 in accrued expenses, principally driven by $93 in payments for restructuring-related actions (includes $62 under the provisions of the electricity supply agreement for the Wenatchee smelter – see Restructuring and other charges in Results of Operations above), $74 for the final payment related to a legacy legal matter with the U.S. government assumed by the Company in the Separation Transaction, $56 in payments under other postretirement employee benefit plans, $53 in payments for asset retirement obligations and environmental remediation, a $43 interest payment related to the Company’s outstanding notes due in 2024 and 2026, and an $18 payment for the settlement of a legal matter in Italy; and

•	a favorable change of $101 in taxes, including income taxes, mostly related to an increase in the income tax provision for the operations in Australia.

The pension contributions reflect $605 of unscheduled payments made in the 2018 second quarter, including a combined $500 to three of the Company’s U.S. defined benefit pension plans and a combined $105 to two of the Company’s Canadian defined benefit pension plans. The additional payments to the U.S. plans were discretionary in nature and were funded with $492 in net proceeds from a May 2018 debt issuance (see Financing Activities below) plus available cash on hand. The primary purpose of the U.S. discretionary funding was to reduce near-term pension funding risk with a fixed-rate, 10-year maturity instrument. Of the additional payments to the Canadian plans, $89 was made in April 2018 to facilitate the annuitization of a portion of the future obligations under these plans and maintain the funding level of the remaining plan obligations.

The source of cash in the 2017 six-month period was due to net income of $446 and a positive add-back for non-cash transactions in earnings of $405, partially offset by an unfavorable change in working capital of $372, a combined negative change in noncurrent assets and noncurrent liabilities of $47, and pension contributions of $47. The components of the unfavorable change in working capital were as follows:

•	a negative change of $75 in receivables, mostly related to higher sales;

•	an unfavorable change of $86 in inventories, primarily due to a seasonal build in flat-rolled aluminum products and an increased cost for caustic soda;

•	a positive change of $52 in prepaid expenses and other current assets, principally driven by a decline in prepayments for aluminum inventory from the joint venture in Saudi Arabia;

•	a favorable change of $19 in accounts payable, trade, mainly the result of timing of payments;

•

a negative change of $238 in accrued expenses, largely attributable to a $74 payment for a legacy legal matter with the U.S. government assumed by the Company in the Separation Transaction, $53 in payments under other postretirement employee benefit plans, $50 in payments for asset retirement obligations and environmental remediation, $45 in payments for restructuring-related actions, and a $43 interest payment related to the Company’s outstanding notes due in 2024 and 2026; and

•	an unfavorable change of $44 in taxes, including income taxes.

Financing Activities

Cash provided from financing activities was $286 in the 2018 six-month period, an increase of $624 compared with cash used for financing activities of $338 in the corresponding period of 2017.

The source of cash in the 2018 six-month period was primarily the result of $553 in additions to debt, virtually all of which was related to $492 in net proceeds from the issuance of new senior debt securities (see below) and $60 in borrowings under an existing term loan by AofA, partially offset by $276 in net cash paid to Alumina Limited (see Noncontrolling interest in Results of Operations above).

In the 2017 six-month period, the use of cash was principally driven by a cash payment of $247 to Arconic, mostly representing the net proceeds from the sale of certain energy operations in the United States (see Investing Activities below), in accordance with the Separation and Distribution Agreement, and $99 in net cash paid to Alumina Limited (see Noncontrolling interest in Results of Operations above).

In May 2018, Alcoa Nederland Holding B.V. (ANHBV), a wholly-owned subsidiary of Alcoa Corporation, completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt offering for $500 of 6.125% Senior Notes due 2028 (the “2028 Notes”). ANHBV received $492 in net proceeds from the debt offering reflecting a discount to the initial purchasers of the 2028 Notes. The net proceeds, along with available cash on hand, were used to make discretionary contributions to certain U.S. defined benefit pension plans (see Cash from Operations above). The discount to the initial purchasers, as well as costs to complete the financing, was deferred and is being amortized to interest expense over the term of the 2028 Notes. Interest on the 2028 Notes will be paid semi-annually in November and May, commencing on November 15, 2018.

ANHBV has the option to redeem the 2028 Notes on at least 30 days, but not more than 60 days, prior notice to the holders of the 2028 Notes under multiple scenarios, including, in whole or in part, at any time or from time to time after May 2023 at a redemption price specified in the indenture (up to 103.063% of the principal amount plus any accrued and unpaid interest in each case). Also, the 2028 Notes are subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the indenture) at a repurchase price in cash equal to 101% of the aggregate principal amount of the 2028 Notes repurchased, plus any accrued and unpaid interest on the 2028 Notes repurchased.

The 2028 Notes are senior unsecured obligations of ANHBV and do not entitle the holders to any registration rights pursuant to a registration rights agreement. ANHBV does not intend to file a registration statement with respect to resales of or an exchange offer for the 2028 Notes. The 2028 Notes are guaranteed on a senior unsecured basis by Alcoa Corporation and its subsidiaries that are guarantors under the Company’s Amended Revolving Credit Agreement (the “subsidiary guarantors” and, together with Alcoa Corporation, the “guarantors”) (see Financing Activities in Liquidity and Capital Resources included in Part II Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017). Each of the subsidiary guarantors will be released from their 2028 Notes guarantees upon the occurrence of certain events, including the release of such guarantor from its obligations as a guarantor under the Revolving Credit Agreement.

The 2028 Notes indenture includes several customary affirmative covenants. Additionally, the 2028 Notes indenture contains several negative covenants, that, subject to certain exceptions, include limitations on liens, limitations on sale and leaseback transactions, and a prohibition on a reduction in the ownership of AWAC entities below an agreed level. The negative covenants in the 2028 Notes indenture are less extensive than those in the 2024 Notes and 2026 Notes (see Financing Activities in Liquidity and Capital Resources included in Part II Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017) indenture and the Amended Revolving Credit Agreement. For example, the 2028 Notes indenture does not include a limitation on restricted payments, such as repurchases of common stock and shareholder dividends.

The 2028 Notes rank equally in right of payment with all of ANHBV’s existing and future senior indebtedness, including the 2024 Notes and 2026 Notes; rank senior in right of payment to any future subordinated obligations of ANHBV; and are effectively subordinated to ANHBV’s existing and future secured indebtedness, including under the Amended Revolving Credit Agreement, to the extent of the value of property and assets securing such indebtedness.

Alcoa Corporation’s cost of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short- and long-term debt ratings assigned to Alcoa Corporation’s debt by the major credit rating agencies.

On May 2, 2018, Fitch Ratings (Fitch) affirmed a BB+ rating for Alcoa Corporation’s long-term debt. Additionally, Fitch raised the current outlook to positive from stable.

On May 14, 2018, Moody’s Investor Service (Moody’s) upgraded its rating for Alcoa Corporation’s long-term debt to Ba1 from Ba2. Additionally, Moody’s affirmed the current outlook as stable.

On May 14, 2018, Standard and Poor’s Global Ratings (S&P) upgraded its rating for Alcoa Corporation’s long-term debt to BB+ from BB. Additionally, S&P assigned the current outlook as stable.

Investing Activities

Cash used for investing activities was $174 in the 2018 six-month period compared with cash provided from investing activities of $48 in the 2017 six-month period, resulting in an increase in cash used of $222.

In the 2018 six-month period, the use of cash was mainly due to $169 in capital expenditures, composed of $130 in sustaining and $39 in return-seeking.

The source of cash in the 2017 six-month period was largely attributable to $243 in net proceeds received (see Financing Activities above) from the sale of certain energy operations in the United States, mostly offset by $159 in capital expenditures ($113 in sustaining and $46 in return-seeking) and $36 in equity contributions related to the aluminum complex joint venture in Saudi Arabia.

Recently Adopted and Recently Issued Accounting Guidance

See Note B to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

See the Derivatives section of Note L to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Alcoa Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the U.S. Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective as of June 30, 2018.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the second quarter of 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The following represents certain matters previously reported in Alcoa Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017. Please reference said Form 10-K for a full description of each of the matters presented below.

Litigation

Other Matters

Tax

As previously reported, in July 2013, following a corporate income tax audit covering the 2006 through 2009 tax years, an assessment was received as a result of Spain’s tax authorities disallowing certain interest deductions claimed by a former Spanish consolidated tax group previously owned by ParentCo. The following month, ParentCo filed an appeal of this assessment in Spain’s Central Tax Administrative Court. In conjunction with this appeal, as required under Spanish tax law, ParentCo provided financial assurance in this matter in the form of both a bank guarantee (Arconic) and a lien secured with the San Ciprian smelter (Alcoa Corporation) to Spain’s tax authorities. In January 2015, Spain’s Central Tax Administrative Court denied ParentCo’s appeal of this assessment. Two months later, ParentCo filed an appeal of the assessment in Spain’s National Court (the “National Court”). The amount of this assessment, including interest, was $152 million (€131 million) as of June 30, 2018.

On July 6, 2018, the National Court denied ParentCo’s appeal of the assessment; however, the decision includes a requirement that Spain’s tax authorities issue a new assessment, which considers available net operating losses of the former Spanish consolidated tax group from prior tax years that can be utilized during the assessed tax years. Spain’s tax authorities will not issue a new assessment until this matter is resolved; however, based on estimated calculations completed by Arconic and Alcoa Corporation (collectively, the “Companies”), the amount of the new assessment, including applicable interest, is expected to be in the range of $25 million to $61 million (€21 million to €53 million) after consideration of available net operating losses and tax credits. Under the Tax Matters Agreement related to the Separation Transaction, Arconic and Alcoa Corporation are responsible for 51% and 49%, respectively, of the assessed amount in the event of an unfavorable outcome. On July 12, 2018, the Companies sent a letter to the National Court seeking clarification on one part of the decision. Once the National Court provides the clarification to the Companies, a 30-business day period to petition for appeal to Spain’s Supreme Court begins.

Based on a review of the bases on which the National Court decided this matter, Alcoa Corporation management no longer believes that the Companies are more likely than not (greater than 50%) to prevail in this matter if an appeal to Spain’s Supreme Court is pursued. Accordingly, in the 2018 third quarter, Alcoa Corporation expects to record a charge of $30 million (€26 million) to establish a liability for its 49% share of the estimated loss in this matter, representing management’s best estimate at this time. As indicated above, the Companies are awaiting clarification on a part of the National Court’s decision and, at a future point in time, will receive an updated assessment from Spain’s tax authorities, both of which may result in a change to management’s estimate following further analysis.

See the Tax section of Note N to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information.

Other Contingencies

As previously reported, on October 11, 2016, Sherwin Alumina Company, LLC (“Sherwin”) filed suit against Reynolds Metals Company (“Reynolds,” a subsidiary of Alcoa Corporation) related to responsibility for remediation of alleged environmental conditions at the Sherwin alumina refinery site and related bauxite residue waste disposal areas (known as the Copano facility). In March 2018, Reynolds and Sherwin reached a settlement agreement that assigns to Reynolds all environmental liabilities associated with the Copano facility and assigns to Sherwin all environmental liabilities associated with the Sherwin refinery site. Additionally, Reynolds and the Texas Commission on Environmental Quality (TCEQ) reached an agreement that defines the operating and environmental steps required for the Copano facility, which Reynolds intends to operate for the purpose of managing materials other than bauxite residue waste, including third-party dredge material. The effectiveness and enforceability of each of these two agreements are pre-conditioned on the other being accepted by the bankruptcy court. A public notice and comment period on these agreements expired on April 26, 2018 without material affect to the documents. On June 5, 2018, the bankruptcy court accepted and entered the agreements into the judicial record as submitted. This date serves as the “effective date” for both agreements.

On June 5, 2018, the transaction between Sherwin and Reynolds was completed. Under the agreement with Sherwin, in exchange for assuming full responsibility for the environmental-related liabilities (see below related to the Company’s existing reserve) associated with the Copano facility, Reynolds assumed ownership of the land that comprises the Copano facility, as well as land that serves as a buffer around the Copano facility and other related assets. A third-party appraisal estimated the fair value of the land and other assets to be $16 million. Under the agreement with TCEQ, a portion of the Copano facility must be closed within 10 years and the remaining portion must be closed within 30 years, both timeframes began on the effective date. Also, Reynolds is required to install upgrades to certain dust control systems and repair certain structures and drainage systems at the Copano facility, and prepare and submit to TCEQ a preliminary groundwater assessment report and a drinking water survey report related to the Copano facility within 180 days of the effective date. Accordingly, the Company recognized $16 million in properties, plants, and equipment, $9 million in environmental remediation liabilities, and $7 million in other related liabilities. Additionally, the Company paid $12 million into a trust managed by the state of Texas as financial assurance of the Company’s performance in completing the required obligations. This amount will be returned to the Company upon satisfactory completion of the future closure of the Copano facility in accordance with all applicable laws and regulations. On June 7, 2018, Sherwin filed a notice of dismissal in the suit against Reynolds; the dismissal was immediately effective as no court order was required.

At the time the agreements were signed by all parties, the Company had a reserve of $29 million for its proportionate share of environmental-related matters at both the Sherwin refinery site and the Copano facility based on the terms of the divestiture of the Sherwin refinery in 2000. While Reynolds no longer has any responsibility for environmental-related matters at the Sherwin refinery site, it assumed additional responsibility for environmental-related matters at the Copano facility ($9 million – see above). In management’s judgment, the $38 million reserve as of June 30, 2018 is sufficient to satisfy the Company’s revised responsibilities and obligations under the settlement agreements. Upon changes in facts or circumstances, a change to the reserve may be required.

See the Other section of Note N to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information.

Item 4. Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of U.S. Securities and Exchange Commission Regulation S-K (17 CFR 229.104) is included in Exhibit 95 of this report, which is incorporated herein by reference.

Item 6. Exhibits.

4.	Indenture, dated May 17, 2018, among Alcoa Nederland Holding B.V., Alcoa Corporation, certain subsidiaries of Alcoa Corporation, and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 17, 2018)

10.	Alcoa Corporation 2016 Stock Incentive Plan (as Amended and Restated), effective May 9, 2018 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 15, 2018)

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.	Mine Safety Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alcoa Corporation

August 2, 2018	By /s/ WILLIAM F. OPLINGER
Date	William F. Oplinger
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

August 2, 2018	By /s/ MOLLY S. BEERMAN
Date	Molly S. Beerman
Vice President and Controller
(Principal Accounting Officer)