Form 10-Q
period 2019-03-31
Alcoa Corp
filed 2019-05-09
CIK 1675149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-37816

ALCOA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	81-1789115 (I.R.S. Employer Identification No.)

201 Isabella Street, Suite 500, Pittsburgh, Pennsylvania (Address of principal executive offices)	15212-5858 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	AA	New York Stock Exchange

As of May 3, 2019, 185,534,704 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

Forward-Looking Statements

This report contains statements that relate to future events and expectations and, as such, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements by Alcoa Corporation that reflect expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, forecasts concerning global demand growth for bauxite, alumina, and aluminum, and supply/demand balances; statements, projections or forecasts of future financial results or operating performance; statements about strategies, outlook, and business and financial prospects; and statements about return of capital. These statements reflect beliefs and assumptions that are based on Alcoa Corporation’s perception of historical trends, current conditions, and expected future developments, as well as other factors that management believes are appropriate in the circumstances. Forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and changes in circumstances that are difficult to predict. Although Alcoa Corporation believes that the expectations reflected in any forward-looking statements are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, but are not limited to: (a) material adverse changes in aluminum industry conditions, including global supply and demand conditions and fluctuations in London Metal Exchange-based prices and premiums, as applicable, for primary aluminum and other products, and fluctuations in indexed-based and spot prices for alumina; (b) deterioration in global economic and financial market conditions generally and which may also affect Alcoa Corporation’s ability to obtain credit or financing under acceptable terms; (c) unfavorable changes in the markets served by Alcoa Corporation; (d) the impact of changes in foreign currency exchange and tax rates on costs and results; (e) increases in energy costs or uncertainty of energy supply; (f) declines in the discount rates used to measure pension liabilities or lower-than-expected investment returns on pension assets, or unfavorable changes in laws or regulations that govern pension plan funding; (g) the inability to achieve improvement in profitability and margins, cost savings, cash generation, revenue growth, fiscal discipline, or strengthening of competitiveness and operations anticipated from operational and productivity improvements, cash sustainability, technology advancements, and other initiatives; (h) the inability to realize expected benefits, in each case as planned and by targeted completion dates, from acquisitions, divestitures, facility closures, curtailments, restarts, expansions, or joint ventures; (i) political, economic, trade, legal, and regulatory risks in the countries in which Alcoa Corporation operates or sells products; (j) labor disputes and work stoppages; (k) the outcome of contingencies, including legal proceedings, government or regulatory investigations, and environmental remediation; (l) the impact of cyberattacks and potential information technology or data security breaches; and (m) the other risk factors described in Part I Item 1A of Alcoa Corporation’s Form 10-K for the year ended December 31, 2018 and in other reports filed by Alcoa Corporation with the U.S. Securities and Exchange Commission, including those described in this report. Alcoa Corporation disclaims any obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise, except as required by applicable law. Market projections are subject to the risks described above and other risks in the market.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	First quarter ended March 31,
	2019	2018
Sales (D)	$2,719	$3,090
Cost of goods sold (exclusive of expenses below) (H)	2,180	2,302
Selling, general administrative, and other expenses	84	67
Research and development expenses	7	8
Provision for depreciation, depletion, and amortization	172	194
Restructuring and other charges, net (C)	113	(19)
Interest expense	30	26
Other expenses, net (N)	41	21
Total costs and expenses	2,627	2,599
Income before income taxes	92	491
Provision for income taxes	150	151
Net (loss) income	(58)	340
Less: Net income attributable to noncontrolling interest	141	145
NET (LOSS) INCOME ATTRIBUTABLE TO ALCOA CORPORATION	$(199)	$195
EARNINGS PER SHARE ATTRIBUTABLE TO ALCOA CORPORATION COMMON SHAREHOLDERS (E):
Basic	$(1.07)	$1.05
Diluted	$(1.07)	$1.04

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income (unaudited)

(in millions)

	Alcoa Corporation		Noncontrolling interest		Total
	First quarter ended March 31,		First quarter ended March 31,		First quarter ended March 31,
	2019	2018	2019	2018	2019	2018
Net (loss) income (H)	$(199)	$195	$141	$145	$(58)	$340
Other comprehensive (loss) income, net of tax (F):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	41	101	1	1	42	102
Foreign currency translation adjustments	(22)	1	2	(14)	(20)	(13)
Net change in unrecognized gains/losses on cash flow hedges	(288)	550	6	(20)	(282)	530
Total Other comprehensive (loss) income, net of tax	(269)	652	9	(33)	(260)	619
Comprehensive (loss) income	$(468)	$847	$150	$112	$(318)	$959

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents (J)	$1,017	$1,113
Receivables from customers	758	830
Other receivables	184	173
Inventories (H)	1,799	1,819
Fair value of derivative instruments (J)	71	73
Prepaid expenses and other current assets (H)	285	320
Total current assets	4,114	4,328
Properties, plants, and equipment	22,015	21,807
Less: accumulated depreciation, depletion, and amortization	13,687	13,480
Properties, plants, and equipment, net	8,328	8,327
Investments (G & M)	1,362	1,360
Deferred income taxes	604	560
Fair value of derivative instruments (J)	68	82
Other noncurrent assets	1,480	1,475
Total assets	$15,956	$16,132
LIABILITIES
Current liabilities:
Accounts payable, trade	$1,503	$1,663
Accrued compensation and retirement costs	383	400
Taxes, including income taxes	395	426
Fair value of derivative instruments (J)	84	82
Other current liabilities	437	347
Long-term debt due within one year (J)	1	1
Total current liabilities	2,803	2,919
Long-term debt, less amount due within one year (J)	1,802	1,801
Accrued pension benefits (I)	1,387	1,407
Accrued other postretirement benefits (I)	851	868
Asset retirement obligations	543	529
Environmental remediation (M)	243	236
Fair value of derivative instruments (J)	580	261
Noncurrent income taxes	300	301
Other noncurrent liabilities and deferred credits	364	222
Total liabilities	8,873	8,544
CONTINGENCIES AND COMMITMENTS (M)
EQUITY
Alcoa Corporation shareholders’ equity:
Common stock	2	2
Additional capital	9,618	9,611
Retained earnings (H)	371	570
Accumulated other comprehensive loss (F)	(4,834)	(4,565)
Total Alcoa Corporation shareholders’ equity	5,157	5,618
Noncontrolling interest (H)	1,926	1,970
Total equity	7,083	7,588
Total liabilities and equity	$15,956	$16,132

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Three Months Ended March 31,
	2019	2018
CASH FROM OPERATIONS
Net (loss) income (H)	$(58)	$340
Adjustments to reconcile net (loss) income to cash from operations:
Depreciation, depletion, and amortization	172	194
Deferred income taxes (H)	33	2
Equity earnings, net of dividends	(3)	(6)
Restructuring and other charges, net (C)	113	(19)
Net gain from investing activities – asset sales (N)	(8)	(5)
Net periodic pension benefit cost (I)	30	40
Stock-based compensation	10	10
Provision for bad debt expense	20	—
Other	23	(14)
Changes in assets and liabilities, excluding effects of foreign currency translation adjustments:
Decrease in receivables	42	43
Decrease (Increase) in inventories (H)	17	(248)
Decrease in prepaid expenses and other current assets	13	2
(Decrease) in accounts payable, trade	(159)	(106)
(Decrease) in accrued expenses	(18)	(186)
(Decrease) Increase in taxes, including income taxes	(43)	84
Pension contributions (I)	(7)	(40)
(Increase) in noncurrent assets	(10)	(13)
Increase (Decrease) in noncurrent liabilities	1	(23)
CASH PROVIDED FROM OPERATIONS	168	55
FINANCING ACTIVITIES
Additions to debt (original maturities greater than three months)	—	61
Payments on debt (original maturities greater than three months)	—	(4)
Proceeds from the exercise of employee stock options	1	15
Contributions from noncontrolling interest	20	53
Distributions to noncontrolling interest	(214)	(267)
Other	(6)	(5)
CASH USED FOR FINANCING ACTIVITIES	(199)	(147)
INVESTING ACTIVITIES
Capital expenditures	(69)	(74)
Proceeds from the sale of assets	11	—
Additions to investments	(1)	—
CASH USED FOR INVESTING ACTIVITIES	(59)	(74)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(6)	4
Net change in cash and cash equivalents and restricted cash	(96)	(162)
Cash and cash equivalents and restricted cash at beginning of year	1,116	1,365
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$1,020	$1,203

The accompanying notes are an integral part of the consolidated financial statements.

 Alcoa Corporation and Subsidiaries

Statement of Changes in Consolidated Equity (unaudited)

(in millions)

	Alcoa Corporation shareholders
	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Non- controlling interest	Total equity
Balance at December 31, 2017	$2	$9,590	$318	$(5,182)	$2,240	$6,968
Net income	—	—	195	—	145	340
Other comprehensive income (loss) (F)	—	—	—	652	(33)	619
Stock-based compensation	—	10	—	—	—	10
Common stock issued: compensation plans	—	15	—	—	—	15
Contributions	—	—	—	—	53	53
Distributions	—	—	—	—	(267)	(267)
Other	—	18	—	—	(3)	15
Balance at March 31, 2018	$2	$9,633	$513	$(4,530)	$2,135	$7,753

Balance at December 31, 2018	$2	$9,611	$570	$(4,565)	$1,970	$7,588
Net (loss) income	—	—	(199)	—	141	(58)
Other comprehensive (loss) income (F)	—	—	—	(269)	9	(260)
Stock-based compensation	—	10	—	—	—	10
Common stock issued: compensation plans	—	1	—	—	—	1
Contributions	—	—	—	—	20	20
Distributions	—	—	—	—	(214)	(214)
Other	—	(4)	—	—	—	(4)
Balance at March 31, 2019	$2	$9,618	$371	$(4,834)	$1,926	$7,083

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Notes to the Consolidated Financial Statements (unaudited)

(dollars in millions, except per-share amounts; metric tons in thousands (kmt))

A. Basis of Presentation – The interim Consolidated Financial Statements of Alcoa Corporation and its subsidiaries (Alcoa Corporation or the Company) are unaudited. These Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The 2018 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which includes all disclosures required by GAAP.

References in these Notes to ParentCo refer to Alcoa Inc., a Pennsylvania corporation, and its consolidated subsidiaries (through October 31, 2016, at which time it was renamed Arconic Inc. (Arconic)). On November 1, 2016 (the Separation Date), ParentCo separated into two standalone, publicly-traded companies, Alcoa Corporation and Arconic (the Separation Transaction). In connection with the Separation Transaction, as of October 31, 2016, the Company and Arconic entered into several agreements to effect the Separation Transaction, including a Separation and Distribution Agreement and a Tax Matters Agreement. See Note A to the Consolidated Financial Statements in Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018 for additional information.

As of January 1, 2019, the Company changed its accounting method for valuing certain inventories from last-in, first-out (LIFO) to average cost. The effects of the change in accounting principle have been retrospectively applied to all prior periods presented. See Note H for more information regarding the change in inventory accounting method.

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

AWAC is an unincorporated global joint venture between Alcoa Corporation and Alumina Limited and consists of several affiliated operating entities, which own, or have an interest in, or operate the bauxite mines and alumina refineries within Alcoa Corporation’s Bauxite and Alumina segments (except for the Poços de Caldas mine and refinery and a portion of the São Luís refinery, all in Brazil) and the Portland smelter in Australia within Alcoa Corporation’s Aluminum segment. Alcoa Corporation owns 60% and Alumina Limited owns 40% of these individual entities, which are consolidated by the Company for financial reporting purposes and include Alcoa of Australia Limited, Alcoa World Alumina LLC (AWA), and Alcoa World Alumina Brasil Ltda. (AWAB). Alumina Limited’s interest in the equity of such entities is reflected as Noncontrolling interest on the accompanying Consolidated Balance Sheet.

B. Recently Adopted and Recently Issued Accounting Guidance

Adopted

On January 1, 2019 Alcoa Corporation adopted Accounting Standards Update (ASU) No. 2016-02, Leases, issued by the Financial Accounting Standards Board (FASB) regarding the accounting for leases, using the modified retrospective approach.  This ASU requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for operating and finance leases with a term of 12 months or more.  Additionally, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonably certain to exercise an option to extend the lease, exercise a purchase option, or not exercise an option to terminate the lease. A right-of-use asset represents an entity’s right to use the underlying asset for the lease term, and a lease liability represents an entity’s obligation to make lease payments. The Company has made a policy election not to record any non-lease components in the lease liability.  Previously, an asset and liability were only recorded for leases classified as capital leases (financing leases). The measurement, recognition, and presentation of expenses and cash flows arising from leases by a lessee remains the same. Additionally, in July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements, to provide for an alternative transition method to the new lease guidance, whereby an entity can choose to not reflect the impact of the new lease guidance in the prior periods included in its financial statements. The Company elected this alternative transition method upon adoption on January 1, 2019.  Management also elected the practical expedient related to land easements, allowing the Company to carry forward the current treatment on existing arrangements.

As a result of the adoption, management recorded a right-of-use asset and lease liability, each in the amount of $201, on Alcoa Corporation’s Consolidated Balance Sheet as of January 1, 2019 for several types of operating leases, including land and buildings, alumina refinery process control technology, plant equipment, vehicles, and computer equipment. See Note L for additional information related to the adoption of this standard.

Alcoa Corporation’s adoption of the following accounting guidance in 2019 did not have a material impact on the Company’s consolidated financial statements:

Accounting Standards Update

2018-01 Leases: Land Easement Practical Expedient for Transition

2018-02Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

2018-07Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting

Issued

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General.  This ASU makes changes to the disclosures of fair value measurements and defined benefit plans through several removals, modifications, additions, and/or clarifications of the existing requirements.  Certain disclosures associated with accumulated other comprehensive income, valuation of Level 3 assets, and sensitivities in assumed health care trend rates and interest rates have been eliminated.  New disclosures have been added to explain significant gains and losses related to changes in benefit obligations, changes included in other comprehensive income for recurring Level 3 fair value measurements, and information on significant unobservable inputs used to develop Level 3 fair value measurements. These changes become effective for Alcoa Corporation for its fiscal year ending December 31, 2020 and for interim periods therein with early adoption permitted and retrospective presentation for all periods presented required.  Other than updating the applicable disclosures, the adoption of this guidance will not have an impact on the Company’s Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software. This ASU aligns the accounting for cloud computing implementation costs with that of costs to develop or obtain internal-use software, meaning such costs that are part of the application development stage are capitalized as an asset and amortized over the term of the arrangement, otherwise, such costs are expensed as incurred. It also clarifies the classification of amounts related to capitalized implementation costs in the financial statements.  This guidance becomes effective for Alcoa Corporation on January 1, 2020, with early adoption permitted. Management is currently evaluating the potential impact of this guidance on the Consolidated Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses. This ASU added a new impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes an allowance for its estimate of expected credit losses and applies to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. These changes become effective for Alcoa Corporation on January 1, 2020. Management is currently evaluating the potential impact of these changes on the Consolidated Financial Statements.

C. Restructuring and Other Charges, Net – In the first quarter of 2019, Alcoa Corporation recorded Restructuring and other charges, net of $113, which were comprised of the following components: $103 for exit costs related to the curtailment of the Avilés and La Coruña smelters in Spain (see below); $7 for closure costs related to a coal mine; and a $3 net charge for various items.

On January 22, 2019, the workforce at the Company’s Avilés and La Coruña aluminum facilities in Spain ratified an agreement between Alcoa Corporation and the workers’ representatives related to the Company’s initiation of a collective dismissal process in October 2018. As part of the agreement, the two facilities’ smelters, with a combined remaining operating capacity of 124 kmt, were curtailed in February 2019 and are being maintained in restart condition through June 30, 2019, in the event that third parties have interest in acquiring the facilities. The casthouse at each facility and the paste plant at La Coruña remain in operation. Restructuring charges recorded in the first quarter related to this process included asset impairments of $80, employee-related costs of $15 and contract termination costs of $8. Additional charges recorded in the first quarter included a $15 write down of remaining inventories to their net realizable value, which was recorded in Cost of goods sold, and $2 in miscellaneous charges recorded in Selling, general administrative, and other expenses on the accompanying Statement of Consolidated Operations.

Alcoa Corporation expects to incur additional charges to fulfill the agreement’s social plan, which includes severance plans, early retirement benefits, and potential employee relocation to the Company’s San Ciprián (Spain) facility, or to execute a third-party acquisition of the facilities.  Such charges are expected to be recorded in the second quarter of 2019 and are estimated to range from $70 to $125 (pre- and after-tax), depending on the outcome of the collective dismissal process.  Approximately 75 percent would be cash outlays in 2019.

In the first quarter of 2018, Alcoa Corporation recorded a net benefit of $19 in Restructuring and other charges, net, which was comprised of a $23 net gain related to the curtailment of certain pension and other postretirement employee benefits and a $4 charge for additional contract costs related to the curtailed Wenatchee (Washington) smelter.

Alcoa Corporation does not include Restructuring and other charges, net in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

	First quarter ended March 31,
	2019	2018
Bauxite	$1	$—
Alumina	1	(1)
Aluminum	107	5
Segment total	109	4
Corporate	4	(23)
Total Restructuring and other charges, net	$113	$(19)

The activity related to layoff costs and other costs included within the restructuring reserve balances is as follows:

	Layoff costs	Other costs	Total
Balance at December 31, 2017	$11	$34	$45
Cash payments	(7)	(95)	(102)
Restructuring and other charges, net	2	117	119
Other(1)	(1)	(14)	(15)
Balance at December 31, 2018	5	42	47
Cash payments	(3)	(11)	(14)
Restructuring and other charges, net	2	28	30
Other(1)	—	(2)	(2)
Balance at March 31, 2019	$4	$57	$61

(1)

Other includes reversals of previously recorded restructuring charges, the effects of foreign currency translation, and reclassifications to other reserves, primarily asset retirement obligations and environmental remediation obligations.

The noncurrent portion of the reserve at March 31, 2019 is $11, of which $8 is expected to be paid in 2020 related to the Portovesme smelter.

D. Segment Information – The operating results of Alcoa Corporation’s reportable segments were as follows (differences between segment totals and consolidated amounts are in Corporate):

	Bauxite	Alumina	Aluminum	Total
First quarter ended March 31, 2019
Sales:
Third-party sales	$65	$897	$1,735	$2,697
Intersegment sales	236	417	3	656
Total sales	$301	$1,314	$1,738	$3,353
Segment Adjusted EBITDA	$126	$372	$(96)	$402
Supplemental information:
Depreciation, depletion, and amortization	$28	$48	$89	$165
Equity income (loss)	$—	$12	$(22)	$(10)
First quarter ended March 31, 2018
Sales:
Third-party sales	$47	$914	$2,111	$3,072
Intersegment sales	249	454	4	707
Total sales	$296	$1,368	$2,115	$3,779
Segment Adjusted EBITDA	$110	$392	$187	$689
Supplemental information:
Depreciation, depletion, and amortization	$29	$53	$106	$188
Equity loss	$—	$(1)	$—	$(1)

The following table reconciles total Segment Adjusted EBITDA to consolidated net (loss) income attributable to Alcoa Corporation:

	First quarter ended March 31,
	2019	2018
Total Segment Adjusted EBITDA(1)	$402	$689
Unallocated amounts:
Transformation(2)	2	(2)
Intersegment eliminations(1),(3)	86	76
Corporate expenses(4)	(24)	(27)
Provision for depreciation, depletion, and amortization	(172)	(194)
Restructuring and other charges, net (C)	(113)	19
Interest expense	(30)	(26)
Other expenses, net (N)	(41)	(21)
Other(5)	(18)	(23)
Consolidated income before income taxes	92	491
Provision for income taxes	(150)	(151)
Net income attributable to noncontrolling interest	(141)	(145)
Consolidated net (loss) income attributable to Alcoa Corporation	$(199)	$195

(1)

As of January 1, 2019, the Company changed its accounting method for valuing certain inventories from LIFO to average cost. The effects of the change in accounting principle have been retrospectively applied to all prior periods presented. As a result, Total Segment Adjusted EBITDA increased $34 and Intersegment eliminations increased $45 for the first quarter ended March 31, 2018.

(2)	Transformation includes, among other items, the Adjusted EBITDA of previously closed operations.
(3)

Concurrent with the change in inventory accounting method as of January 1, 2019, management elected to change the presentation of certain line items in the reconciliation of total Segment Adjusted EBITDA to Consolidated net (loss) income attributable to Alcoa Corporation.  Corporate inventory accounting previously included the impact of LIFO, metal price lag and intersegment eliminations.  The impact of LIFO has been eliminated with the change in inventory method.  Metal price lag attributable to the Company’s rolled operations business is now netted within the Aluminum segment to simplify presentation of an impact that nets to zero in consolidation. Only intersegment eliminations remain as a reconciling line item and are labeled as such.
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

The following table details Alcoa Corporation’s Sales by product division:

	First quarter ended March 31,
	2019	2018
Primary aluminum	$1,394	$1,647
Alumina	897	913
Flat-rolled aluminum	312	429
Energy	69	73
Bauxite	58	45
Other(1)	(11)	(17)
	$2,719	$3,090

(1)	Other includes realized gains and losses related to embedded derivative instruments designated as cash flow hedges of forward sales of aluminum.

E. Earnings Per Share – Basic earnings per share (EPS) amounts are computed by dividing earnings by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding.

The information used to compute basic and diluted EPS attributable to Alcoa Corporation common shareholders was as follows (shares in millions):

	First quarter ended March 31,
	2019	2018
Net (loss) income attributable to Alcoa Corporation	$(199)	$195
Average shares outstanding – basic	185	186
Effect of dilutive securities:
Stock options	—	1
Stock units	—	1
Average shares outstanding – diluted	185	188

In the first quarter of 2019, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive since Alcoa Corporation generated a net loss. As a result, five million stock units and stock options combined were not included in the computation of diluted EPS. Had Alcoa Corporation generated net income in the first quarter of 2019, one million common share equivalents related to stock units and stock options combined would have been included in diluted average shares outstanding.

F. Accumulated Other Comprehensive Loss

The following table details the activity of the three components that comprise Accumulated other comprehensive loss for both Alcoa Corporation’s shareholders and Noncontrolling interest:

	Alcoa Corporation		Noncontrolling interest
	First quarter ended March 31,		First quarter ended March 31,
	2019	2018	2019	2018
Pension and other postretirement benefits (I)
Balance at beginning of period	$(2,283)	$(2,786)	$(46)	$(47)
Other comprehensive income:
Unrecognized net actuarial (loss) gain and prior service cost/benefit	(4)	75	—	1
Tax benefit (expense)	1	(8)	—	(1)
Total Other comprehensive (loss) income before reclassifications, net of tax	(3)	67	—	—
Amortization of net actuarial loss and prior service cost/benefit(1)	45	36	1	1
Tax expense(2)	(1)	(2)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(6)	44	34	1	1
Total Other comprehensive income	41	101	1	1
Balance at end of period	(2,242)	(2,685)	(45)	(46)
Foreign currency translation
Balance at beginning of period	(2,071)	(1,467)	(810)	(581)
Other comprehensive (loss) income(3)	(22)	1	2	(14)
Balance at end of period	(2,093)	(1,466)	(808)	(595)
Cash flow hedges (J)
Balance at beginning of period	(211)	(929)	31	51
Other comprehensive (loss) income:
Net change from periodic revaluations	(352)	635	27	(20)
Tax benefit (expense)	66	(99)	(8)	6
Total Other comprehensive (loss) income before reclassifications, net of tax	(286)	536	19	(14)
Net amount reclassified to earnings:
Aluminum contracts(4)	13	27	—	—
Financial contracts(5)	(26)	(13)	(18)	(9)
Foreign exchange contracts(4)	4	(1)	—	—
Sub-total	(9)	13	(18)	(9)
Tax benefit(2)	7	1	5	3
Total amount reclassified from Accumulated other comprehensive (loss) income, net of tax(6)	(2)	14	(13)	(6)
Total Other comprehensive (loss) income	(288)	550	6	(20)
Balance at end of period	(499)	(379)	37	31
Total Accumulated other comprehensive loss	$(4,834)	$(4,530)	$(816)	$(610)

(1)	These amounts were included in the computation of net periodic benefit cost for pension and other postretirement benefits (see Note I).
(2)	These amounts were reported in Provision for income taxes on the accompanying Statement of Consolidated Operations.
(3)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.
(4)	These amounts were reported in Sales on the accompanying Statement of Consolidated Operations.
(5)	These amounts were reported in Cost of goods sold on the accompanying Statement of Consolidated Operations.

(6)

A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings. These amounts were reflected on the accompanying Statement of Consolidated Operations in the line items indicated in footnotes 1, 2 4, and 5.

G. Investments – A summary of unaudited financial information for Alcoa Corporation’s equity investments is as follows (amounts represent 100% of investee financial information):

	First quarter ended March 31,
	2019	2018
Sales	$1,263	$1,253
Cost of goods sold	1,045	960
Net (loss) income	(48)	65

H. Inventories

	March 31, 2019	December 31, 2018
Finished goods	$304	$346
Work-in-process	297	189
Bauxite and alumina	525	609
Purchased raw materials	528	529
Operating supplies	145	146
	$1,799	$1,819

As of January 1, 2019, the Company changed its method for valuing certain of its inventories held in the United States and Canada to the average cost method of accounting from the LIFO method. Inventories held by other subsidiaries of the parent company were previously, and continue to be, valued principally using the average cost method. Management believes that the change in accounting is preferable as it results in a consistent method to value inventory across all regions of the business, it improves comparability with industry peers, and it more closely resembles the physical flow of inventory.

The effects of the change in accounting principle from LIFO to average cost have been retrospectively applied to all periods presented. This change resulted in a favorable adjustment to Retained earnings of $205 and an unfavorable adjustment to Noncontrolling interest of $35 as of January 1, 2018.  In addition, certain financial statement line items in the Company’s Statement of Consolidated Operations, Statement of Consolidated Comprehensive Income, and Statement of Consolidated Cash Flows for the three months ended March 31, 2018 and Consolidated Balance Sheet as of December 31, 2018 were adjusted as follows:

	As Originally Reported	Effect of Change	As Adjusted
Statement of Consolidated Operations for the first quarter ended March 31, 2018:
Cost of goods sold	$2,381	$(79)	$2,302
Provision for income taxes	138	13	151
Net income	274	66	340
Net income attributable to noncontrolling interest	124	21	145
Net income attributable to Alcoa Corporation	150	45	195
Earnings per share attributable to Alcoa Corporation common shareholders:
Basic	$0.81	$0.24	$1.05
Diluted	0.80	0.24	1.04

Statement of Consolidated Comprehensive Income for the first quarter ended March 31, 2018:
Comprehensive income	$893	$66	$959
Comprehensive income attributable to Alcoa Corporation	802	45	847
Comprehensive income attributable to noncontrolling interest	91	21	112

Consolidated Balance Sheet as of December 31, 2018:
Inventories	$1,644	$175	$1,819
Prepaid expenses and other current assets	301	19	320
Retained earnings	341	229	570
Noncontrolling interest	2,005	(35)	1,970

Statement of Consolidated Cash Flows for the three months ended March 31, 2018:
Net income	$274	$66	$340
Deferred income taxes	(11)	13	2
(Increase) in inventories	(169)	(79)	(248)

The following table compares the amounts that would have been reported under LIFO with the amounts recorded under the average cost method in the Consolidated Financial Statements as of March 31, 2019 and for the three months then ended:

	As Computed under LIFO	As Reported under Average Cost	Effect of Change
Statement of Consolidated Operations for the first quarter ended March 31, 2019:
Cost of goods sold	$2,228	$2,180	$(48)
Provision for income taxes	137	150	13
Net loss	(93)	(58)	35
Net income attributable to noncontrolling interest	127	141	14
Net loss attributable to Alcoa Corporation	(220)	(199)	21
Earnings per share attributable to Alcoa Corporation common shareholders:
Basic	$(1.19)	$(1.07)	$0.12
Diluted	(1.19)	(1.07)	0.12

Statement of Consolidated Comprehensive Income for the first quarter ended March 31, 2019:
Comprehensive loss	$(353)	$(318)	$35
Comprehensive income attributed to noncontrolling interest	136	150	14
Comprehensive loss attributable to Alcoa Corporation	$(489)	$(468)	$21

Consolidated Balance Sheet as of March 31, 2019:
Inventories	$1,579	$1,799	$220
Prepaid expenses and other current assets	276	285	9
Retained earnings	121	371	250
Noncontrolling interest	1,947	1,926	(21)

Statement of Consolidated Cash Flows for the three months ended March 31, 2019:
Net loss	$(93)	$(58)	$35
Deferred income taxes	20	33	13
Decrease (Increase) in inventories	65	17	(48)

I. Pension and Other Postretirement Benefits – The components of net periodic benefit cost were as follows:

	Pension benefits		Other postretirement benefits
First quarter ended March 31,	2019	2018	2019	2018
Service cost	$12	$14	$1	$1
Interest cost(1)	56	59	8	9
Expected return on plan assets(1)	(81)	(90)	—	—
Recognized net actuarial loss(1)	42	55	3	3
Amortization of prior service cost(1)	1	2	—	—
Curtailments(2)	—	5	—	(28)
Net periodic benefit cost	$30	$45	$12	$(15)

(1)	These amounts were reported in Other expenses, net on the accompanying Statement of Consolidated Operations (see Note N).
(2)	These amounts were reported in Restructuring and other charges, net on the accompanying Statement of Consolidated Operations (see Note C).

J. Derivatives and Other Financial Instruments

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

Derivatives

Alcoa Corporation is exposed to certain risks relating to its ongoing business operations, including the risks of changing commodity prices and foreign currency exchange rates. Alcoa Corporation’s commodity and derivative activities include aluminum, energy, and foreign exchange contracts which are held for purposes other than trading. They are used primarily to mitigate uncertainty and volatility, and to cover underlying exposures. Alcoa Corporation is not involved in trading activities for energy, weather derivatives, or other nonexchange commodity trading activities.

Several of Alcoa Corporation’s aluminum, energy, and foreign exchange contracts are classified as Level 1 or Level 2 under the fair value hierarchy. The total fair value of these derivative contracts recorded as assets and liabilities was $2 and $49, respectively, at March 31, 2019 and $2 and $54, respectively, at December 31, 2018. Certain of these contracts are designated as either fair value or cash flow hedging instruments. For the contracts designated as cash flow hedges, Alcoa Corporation recognized an unrealized loss of $8 in the first quarter of 2019 and an unrealized gain of $68 in the first quarter of 2018 in Other comprehensive (loss) income. Additionally, Alcoa Corporation reclassified a realized loss of $4 and $1 in 2019 and 2018, respectively, from Accumulated other comprehensive (loss) income to Sales.

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

Alcoa Corporation had a power contract at one of its facilities which expired in March 2019 that indexed the price of power to the London Metal Exchange (LME) price of aluminum plus the Midwest premium.  Prior to its expiration, this embedded derivative was valued using the interrelationship of future metal prices (LME base plus Midwest premium) and the amount of megawatt hours of energy needed to produce the forecasted metric tons of aluminum at the smelter.  Management elected not to qualify the embedded derivative for hedge accounting treatment.

In March 2019, Alcoa and the counterparty to the power contract described above entered into a new power contract which also contains an embedded derivative that indexes the price of power to the LME price of aluminum plus the Midwest premium. The embedded aluminum derivative is valued using the interrelationship of future metal prices (LME base plus Midwest premium) and the amount of megawatt hours of energy needed to produce the forecasted metric tons of aluminum at the smelter. An overall increase in actual LME price and the Midwest premium will result in a higher cost of power and a corresponding decrease to the derivative asset or increase to the derivative liability. The embedded derivative has been designated as a cash flow hedge of forward sales of aluminum. Unrealized gains and losses will be included in Other comprehensive (loss) income on the accompanying Consolidated Balance Sheet while realized gains and losses will be included in Sales on the accompanying Statement of Consolidated Operations.

The following table presents quantitative information related to the significant unobservable inputs for Level 3 derivative instruments:

	Fair value at March 31, 2019	Unobservable input	Range ($ in full amounts)
Assets:

Financial contract	137	Interrelationship of forward energy price and the Consumer Price Index and price of electricity beyond forward curve	Electricity: $73.13 per megawatt hour in 2019 to $55.02 per megawatt hour in 2021

Liabilities:

Embedded aluminum derivative	267	Interrelationship of LME price to the amount of megawatt hours of energy needed to produce the forecasted metric tons of aluminum	Aluminum: $1,900 per metric ton in 2019 to $2,445 per metric ton in 2027 Electricity: rate of 4 million megawatt hours per year

Embedded aluminum derivatives	320	Price of aluminum beyond forward curve

Aluminum: $2,533 per metric ton in July 2029 to $2,553 per metric ton in December 2029 (two contracts) and $2,850 per metric ton in 2036 (one contract)

Midwest premium: $0.1900 per pound in 2019 to $0.1850 per pound in 2029 (two contracts) and 2036 (one contract)

Embedded aluminum derivative	-	Interrelationship of LME price to the amount of megawatt hours of energy needed to produce the forecasted metric tons of aluminum

Aluminum: $1,900 per metric ton in April 2019 to $1,911 per metric ton in June 2019

Midwest premium: $0.1900 per pound in April 2019 and June 2019

Electricity: rate of 2 million megawatt hours per year

Embedded aluminum derivative	7	Interrelationship of LME price to overall energy price	Aluminum: $1,857 per metric ton in April 2019 to $1,954 per metric ton in December 2019

Embedded credit derivative	21	Estimated spread between the respective 30-year debt yield of Alcoa Corporation and the counterparty	3.25% (30-year debt yields: Alcoa Corporation – 7.21% (estimated) and counterparty – 3.96%)

The fair values of Level 3 derivative instruments recorded as assets and liabilities in the accompanying Consolidated Balance Sheet were as follows:

	March 31, 2019	December 31, 2018
Asset Derivatives
Derivatives designated as hedging instruments:
Fair value of derivative instruments – current:
Financial contract	$69	$70
Fair value of derivative instruments – noncurrent:
Embedded aluminum derivatives	—	41
Financial contract	68	42
Total derivatives designated as hedging instruments	137	153
Total Asset Derivatives	$137	$153
Liability Derivatives
Derivatives designated as hedging instruments:
Fair value of derivative instruments – current:
Embedded aluminum derivatives	$59	$46
Fair value of derivative instruments – noncurrent:
Embedded aluminum derivatives	535	218
Total derivatives designated as hedging instruments	594	264
Derivatives not designated as hedging instruments:
Fair value of derivative instruments – current:
Embedded aluminum derivative	—	5
Embedded credit derivative	4	4
Fair value of derivative instruments – noncurrent:
Embedded credit derivative	17	16
Total derivatives not designated as hedging instruments	21	25
Total Liability Derivatives	$615	$289

The following tables present a reconciliation of activity for Level 3 derivative instruments:

	Assets		Liabilities
First quarter ended March 31, 2019	Embedded aluminum derivatives	Financial contracts	Embedded aluminum derivatives	Embedded credit derivative
Balance at January 1, 2019	$41	$112	$269	$20
Total gains or losses (realized and unrealized) included in:
Sales	—	—	(13)	—
Cost of goods sold	—	(42)	—	—
Other expenses, net	—	—	(2)	1
Other comprehensive (loss) income	(41)	68	344	—
Other		(1)	(4)	—
Balance at March 31, 2019	$—	$137	$594	$21
Change in unrealized gains or losses included in earnings for derivative instruments held at March 31, 2019:
Other expenses, net	$—	$—	$(2)	$1

 In the first quarter of 2019, there was an expiration of an existing and an issuance of a new embedded aluminum derivative (see above).  There were no purchases, sales or settlements of Level 3 derivative instruments. Additionally, there were no transfers of derivative instruments into or out of Level 3.

Derivatives Designated As Hedging Instruments – Cash Flow Hedges

Alcoa Corporation has six Level 3 embedded aluminum derivatives and one Level 3 financial contract that have been designated as cash flow hedges.

At March 31, 2019 and December 31, 2018, these embedded aluminum derivatives hedge forecasted aluminum sales of 2,496 kmt and 2,508 kmt, respectively.   Assuming market rates remain constant with the rates at March 31, 2019, a realized loss of $59 is expected to be recognized in Sales over the next 12 months. There was no ineffectiveness related to these six derivative instruments in the first quarter of 2019 and 2018.

At March 31, 2019 and December 31, 2018, the financial contract hedges forecasted electricity purchases of 5,742,396 and 6,348,276 megawatt hours, respectively. Assuming market rates remain consistent with the rates at March 31, 2019, a realized gain of $69 is expected to be recognized in Cost of goods sold over the next 12 months. There was no ineffectiveness related to this derivative instrument in the first quarter of 2019.  The amount of hedge ineffectiveness related to this derivative instrument was not material in the first quarter of 2018.

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

Other Financial Instruments

The carrying values and fair values of Alcoa Corporation’s other financial instruments were as follows:

	March 31, 2019		December 31, 2018
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$1,017	$1,017	$1,113	$1,113
Restricted cash	3	3	3	3
Long-term debt due within one year	1	1	1	1
Long-term debt, less amount due within one year	1,802	1,939	1,801	1,863

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

K. Income Taxes – The effective tax rate was 162.4% and 30.9% for the first quarter of 2019 and 2018, respectively.  Alcoa Corporation’s estimated annual effective tax rate for 2019 was 72.2% as of March 31, 2019.  This rate differs from the U.S. federal statutory rate of 21% primarily due to foreign income taxed in higher rate jurisdictions, as well as by domestic losses and foreign losses in countries with full valuation reserves resulting in no tax benefit.

For the first quarter of 2019, the Provision for income taxes of $150 included two components: (i) the application of the estimated annual tax rate of 72.2% to pre-tax income of $92 ($67), and (ii) an unfavorable tax impact related to the interim period treatment of operational losses in certain jurisdictions for which no tax benefit was recognized ($83).

For the first quarter of 2018, the Provision for income taxes of $151 included two components: (i) the application of the estimated annual tax rate of 30.5% to pre-tax income of $491 ($150), and (ii) an unfavorable tax impact related to the interim period treatment of operational losses in certain jurisdictions for which no tax benefit was recognized ($1).  The rate for the first quarter of 2018 differs from the U.S. federal statutory rate of 21% primarily due to foreign income taxed in higher rate jurisdictions, as well as by domestic losses and foreign losses in countries with full valuation reserves resulting in no tax benefit.

L. Leasing

As a result of adoption of ASU No. 2016-02, Leases, management recorded a right-of-use asset and lease liability, each in the amount of $201, on Alcoa Corporation’s Consolidated Balance Sheet as of January 1, 2019 for several types of operating leases, including land and buildings, alumina refinery process control technology, plant equipment, vehicles, and computer equipment.  These amounts are equivalent to the aggregate future lease payments on a discounted basis. The leases have remaining terms of one to 39 years.  The discount rate applied to these leases is the Company’s incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments, unless there is a rate implicit in the lease agreement. Lease expense for the three months ended March 31, 2019, includes costs from operating leases of $19, short-term rental expense of $3 and variable lease payments of $3.  New leases added during the three months ended March 31, 2019 were not material.  The Company does not have material financing leases.

The following represents the aggregate right-of use assets and related lease obligations as of March 31, 2019:

Amounts recognized in the Consolidated Balance Sheet at March 31, 2019:
Properties, plants and equipment, net	$185
Other current liabilities	66
Other noncurrent liabilities and deferred credits	119
Total operating lease liabilities	$185

The weighted average lease term and weighted average discount rate as of March 31, 2019 were as follows:

Weighted average lease term
Operating leases	4.2 years
Weighted average discount rate
Operating leases	6.1%

The future cash flows related to the operating lease obligations as of March 31, 2019 were as follows:

Year Ending December 31,	Operating leases
2019 (excluding the three months ended March 31)	$59
2020	64
2021	48
2022	17
2023	9
Thereafter	20
Total lease payments (undiscounted)	217
Less: discount to net present value	(32)
Total	$185

Disclosures related to periods presented prior to the adoption of ASU No. 2016-02

The Company adopted ASU No. 2016-02, Leases, on January 1, 2019 using the modified retrospective approach which requires the following disclosure for periods presented prior to adoption. The following table represents minimum annual lease commitments as of December 31, 2018 under long-term operating leases:

Year Ending December 31,	Operating leases
2019	$74
2020	56
2021	42
2022	11
2023	5
Thereafter	21
Total lease payments	$209

M. Contingencies and Commitments

Contingencies

Environmental Matters

Alcoa Corporation participates in environmental assessments and cleanups at several locations. These include currently or previously owned or operated facilities and adjoining properties, and waste sites, including Superfund (Comprehensive Environmental Response, Compensation and Liability Act (CERCLA)) sites.

A liability is recorded for environmental remediation when a cleanup program becomes probable and the costs can be reasonably estimated. As assessments and cleanups proceed, the liability is adjusted based on progress made in determining the extent of remedial actions and related costs. The liability can change substantially due to factors such as, among others, the nature and extent of contamination, changes in remedial requirements, and technology advancements.

Alcoa Corporation’s environmental remediation reserve balance reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated.  The following table details the changes in the carrying value of recorded environmental remediation reserves:

Balance at December 31, 2017	$294
Cash payments	(25)
Liabilities incurred	19
Reversals of previously recorded liabilities	(3)
Foreign currency translation and other	(5)
Balance at December 31, 2018	280
Cash payments	(3)
Liabilities incurred	1
Reversals of previously recorded liabilities	(1)
Foreign currency translation and other	(1)
Balance at March 31, 2019	$276

At March 31, 2019 and December 31, 2018, the current portion of Alcoa Corporation’s environmental remediation reserve balance was $33 and $44, respectively. In the first quarter of 2018, the remediation reserve was increased by an immaterial amount. The changes to the remediation reserve were recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations.

The estimated timing of cash outflows on the environmental remediation reserve at March 31, 2019 is as follows:

2019	$30
2020 - 2024	126
Thereafter	120
Total	$276

Reserve balances at March 31, 2019 and December 31, 2018 associated with significant sites with active remediation underway or for future remediation were $212 and $214, respectively. In management’s judgment, the Company’s reserves are sufficient to satisfy the provisions of the respective action plans. Upon changes in facts or circumstances, a change to the reserve may be required. The Company’s significant sites include:

Pocos de Caldas, Brazil—Associated with the 2015 closure of the Alcoa Alumínio S.A. smelter in Pocos de Caldas, Brazil, an environmental remediation reserve was established for remediation of historic spent potlining storage and disposal areas. The final remediation plan is currently under review; such review could require the reserve balance to be adjusted.

Fusina and Portovesme, Italy—Alcoa Corporation’s subsidiary Alcoa Trasformazioni S.r.l. (Trasformazioni) has remediation projects underway for its closed smelter sites at Fusina (Italy) and Portovesme (Italy).  Cleanup plans at both sites have been approved by the Italian Ministry of Environment and Protection of Land and Sea (MOE). For the Fusina site, Trasformazioni began work on a soil remediation project in October 2017 and expects to complete the project by the end of 2019.  Additionally, Trasformazioni agreed to make annual payments to MOE over a 10-year period, ending in 2024, for groundwater emergency containment and natural resource damages related to the Fusina site. For the Portovesme site, Trasformazioni began work on a soil remediation project in mid-2016 and expects it to be complete by the end of 2019. Additionally, Trasformazioni participates in a groundwater remediation project which will not have a final remedial design completed until mid-2019; such design conclusion may result in a change to the existing reserve for Portovesme.

Suriname—Associated with the 2017 closure of the Suralco refinery and bauxite mine, an environmental remediation reserve was established for treatment and disposal of refinery waste and soil remediation. The work began in 2017 and is expected to be completed at the end of 2025.

Hurricane Creek, Arkansas—The Company, through its subsidiaries, operated two mining areas and refineries near Hurricane Creek, Arkansas, before their closure in 1990. In accordance with regulations, the Company is responsible for ongoing monitoring and maintenance for water quality surrounding the mine areas and residue disposal areas.  In instances where the Company has ongoing monitoring and maintenance responsibilities, it is Alcoa’s policy is to maintain a reserve equal to five years of expected costs.

Massena, New York—Associated with the closure of the Massena East smelter by the Company’s subsidiary, Reynolds Metals Company, in 2015, an environmental remediation reserve was established for subsurface soil remediation to be performed after demolition of the structures. Remediation work is expected to commence in 2020 and will take four to eight years to complete.

Sherwin, Texas—In connection with the 2018 settlement of a dispute related to the previously-owned Sherwin alumina refinery, the Company’s subsidiary, Copano Enterprises LLC, accepted responsibility for the final closure of four bauxite residue waste disposal areas (known as the Copano facility).  Work commenced on the first residue bed in 2018 and will take eight to twelve years to complete, depending on the nature of its potential re-use.  Work on the next three beds has not commenced but is expected to be completed by 2048, depending on its potential re-use.  See Sherwin in the Other section below for a complete description of this matter.

Longview, Washington—In connection with a 2018 Consent Decree and Cleanup Action Plan with the State of Washington Department of Ecology, the Company’s subsidiary, Northwest Alloys, accepted certain responsibilities for future remediation of contaminated soil and sediments at the site located near Longview, Washington.

Other Sites—The Company is in the process of decommissioning various other plants in several countries. As a result, redeveloping these sites for reuse or returning the land to a natural state requires the performance of certain remediation activities. In aggregate, there are approximately 35 remediation projects planned or underway. These activities will be completed at various times in the future with the latest expected to be in 2026, after which ongoing monitoring and other activities may be required. At March 31, 2019 and December 31, 2018, the reserve balance associated with these activities was $64 and $66, respectively.

Tax

Spain—In July 2013, following a corporate income tax audit covering the 2006 through 2009 tax years, an assessment was received from Spain’s tax authorities disallowing certain interest deductions claimed by ParentCo’s Spanish consolidated tax group. ParentCo filed an appeal of this assessment and provided financial assurance in the form of both a bank guarantee (Arconic) and a lien secured with the San Ciprian smelter (Alcoa Corporation) to Spain’s tax authorities. In January 2015, Spain’s Central Tax Administrative Court denied ParentCo’s appeal of this assessment. Two months later, ParentCo filed an appeal of the assessment in Spain’s National Court (the National Court). The amount of this assessment, including interest, was $152 (€131) as of June 30, 2018.

On July 6, 2018, the National Court denied ParentCo’s appeal of the assessment; however, the decision includes a requirement that Spain’s tax authorities issue a new assessment, which considers available net operating losses of the former Spanish consolidated tax group from prior tax years that can be utilized during the assessed tax years. Spain’s tax authorities will not issue a new assessment until this matter is resolved; however, based on estimated calculations completed by Arconic and Alcoa Corporation (collectively, the Companies), the amount of the new assessment, including applicable interest, is expected to be in the range of $25 to $61 (€21 to €53) after consideration of available net operating losses and tax credits. Under the Tax Matters Agreement related to the Separation Transaction, Arconic and Alcoa Corporation are responsible for 51% and 49%, respectively, of the assessed amount in the event of an unfavorable outcome. On November 8, 2018, the Companies filed a petition for appeal to Spain’s Supreme Court, to which Spain’s tax authorities have filed their opposition.

In March 2019, the Spanish Supreme Court accepted the Companies’ petition for appeal which allowed the Companies to prepare and submit an appeal on May 6, 2019.

Notwithstanding the appeal process, based on a review of the basis on which the National Court decided this matter, Alcoa Corporation management no longer believed that the Companies were more likely than not (greater than 50%) to prevail in this matter. Accordingly, in the third quarter of 2018, Alcoa Corporation recorded a charge of $30 (€26) in Provision for income taxes to establish a liability for its 49% share of the estimated loss in this matter, representing management’s best estimate at the time. As the appeal progresses or when the Companies receive an updated assessment from Spain’s tax authorities, management may revise its estimated liability.

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

Other

Reynolds—In 2000, ParentCo acquired Reynolds Metals Company (Reynolds, a subsidiary of Alcoa Corporation), which included an alumina refinery in Gregory, Texas. As a condition of the Reynolds acquisition, ParentCo was required to divest this alumina refinery. Under the terms of the divestiture, ParentCo agreed to retain responsibility for certain environmental obligations and assigned to the buyer an Energy Services Agreement (ESA) with Gregory Power Partners (Gregory Power) for purchase of steam and electricity by the refinery.

In January 2016, Sherwin Alumina Company, LLC (Sherwin), a successor owner of the refinery previously owned by Reynolds, filed for bankruptcy due to its inability to continue its bauxite supply agreement. As a result of Sherwin’s bankruptcy filing, separate legal actions were initiated against Reynolds by Sherwin and Gregory Power.

Sherwin: This matter sought to determine responsibility for remediation of environmental conditions at the Sherwin refinery site and related bauxite residue waste disposal areas (known as the Copano facility). In May 2018, Reynolds and Sherwin concluded a settlement agreement, which was accepted by the bankruptcy court in June 2018, that assigned to Reynolds all environmental liabilities associated with the Copano facility and assigned to Sherwin all environmental liabilities associated with the Sherwin refinery site. At March 31, 2019, the Company had a reserve of $38 for its share of environmental-related matters at Copano facility. (See Sherwin, Texas in Environmental Matters above.)

Gregory Power: In January 2016, Gregory Power delivered notice to Reynolds that Sherwin’s bankruptcy filing constitutes a breach of the ESA.  Since that time, various responses, complaints and motions have been actioned, including the addition of Allied Alumina LLC (Allied) to an amended complaint. (Sherwin operated as a subsidiary of Allied.) In May 2019, a settlement agreement was reached between Gregory Power, Allied and Reynolds in which all claims pending against the parties will be voluntarily dismissed.  The settlement is conditioned on the execution of various commercial agreements, which are being finalized at this time. The settlement does not have an impact on the Consolidated Financial Statements.

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

Commitments

Investments

Alcoa Corporation has an investment in a joint venture related to the ownership and operation of an integrated aluminum complex (bauxite mine, alumina refinery, aluminum smelter, and rolling mill) in Saudi Arabia.  The joint venture is owned 74.9% by the Saudi Arabian Mining Company (known as Ma’aden) and 25.1% by Alcoa Corporation, and consists of three separate companies as follows: one each for the mine and refinery, the smelter, and the rolling mill.  Alcoa Corporation accounts for its investment in the joint venture under the equity method.  As of March 31, 2019 and December 31, 2018, the carrying value of Alcoa Corporation’s investment in this joint venture was $863 and $874, respectively.

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

The rolling mill company has project financing totaling $1,179 (reflects principal repayments made through March 31, 2019), of which $296 represents Alcoa Corporation’s 25.1% interest in the rolling mill company.  Alcoa Corporation has issued guarantees (see below) to the lenders in the event of default on the debt service requirements by the rolling mill company through 2018 and 2021 (Ma’aden issued similar guarantees related to its 74.9% interest).  Alcoa Corporation’s guarantees for the rolling mill cover total remaining debt service requirements of $50 in principal and up to a maximum of approximately $10 in interest per year (based on projected interest rates).  Previously, Alcoa Corporation issued similar guarantees related to the project financing of both the smelting company and the mining and refining company.  In December 2017 and July 2018, the smelting company and the mining and refining company, respectively, refinanced and/or amended all of their existing outstanding debt.  The guarantees that were previously required of the Company related to both the smelting company and the mining and refining company were effectively terminated.  At both March 31, 2019 and December 31, 2018, the combined fair value of the guarantees was $1, which was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet.

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

N. Other Expenses, Net

	First quarter ended March 31,
	2019	2018
Equity loss	$12	$2
Foreign currency losses, net	12	3
Net gain from asset sales	(8)	(5)
Net gain on mark-to-market derivative instruments (J)	—	(17)
Non-service costs – Pension & OPEB (I)	29	38
Other	(4)	—
	$41	$21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per-share amounts, average realized prices, and average cost amounts; dry metric tons in millions (mdmt); metric tons in thousands (kmt))

References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to ParentCo refer to Alcoa Inc., a Pennsylvania corporation, and its consolidated subsidiaries (through October 31, 2016, at which time it was renamed Arconic Inc. (Arconic)). On November 1, 2016 (the Separation Date), ParentCo separated into two standalone, publicly-traded companies, Alcoa Corporation and Arconic (the Separation Transaction). In connection with the Separation Transaction, as of October 31, 2016, the Company and Arconic entered into several agreements to effect the Separation Transaction, including a Separation and Distribution Agreement and a Tax Matters Agreement. See Overview in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II Item 7 of Alcoa Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018 for additional information.

As of January 1, 2019, the Company changed its accounting method for valuing certain inventories from last-in, first-out (LIFO) to average cost. The effects of the change in accounting principle have been retrospectively applied to all prior periods presented.

Results of Operations

Selected Financial Data:

	First quarter ended March 31,
	2019	2018
Sales	$2,719	$3,090
Net (loss) income attributable to Alcoa Corporation	$(199)	$195
Diluted (loss) earnings per share attributable to Alcoa Corporation common shareholders	$(1.07)	$1.04
Shipments of alumina (kmt)	2,329	2,376
Shipments of aluminum products (kmt)	709	794
Average realized price per metric ton of alumina	$385	$385
Average realized price per metric ton of primary aluminum	$2,219	$2,483

Net loss attributable to Alcoa Corporation was $199 in the first quarter of 2019 compared with net income of $195 in the first quarter of 2018. The decrease in results of $394 was principally related to lower metal prices, higher energy costs in the Aluminum segment, higher maintenance costs in the Alumina segment, and costs related to curtailing two smelters in Spain.

Sales—Sales declined $371, or 12%, in the first quarter of 2019 compared with the same period in 2018. The decrease was largely attributable to a lower metal price, lower shipments of alumina and primary aluminum, and lower revenue from flat-rolled aluminum products due to the end of the tolling arrangement with Arconic in December 2018.

Cost of goods sold—As a percentage of Sales, Cost of goods sold was 80.2% in the first quarter of 2019 compared with 74.5% in the first quarter of 2018. The 2019 percentage was negatively impacted by lower sales for aluminum products along with higher costs for carbon materials, energy and maintenance related expenses.

Selling, general administrative, and other expenses—Selling, general administrative, and other expenses increased by $17, or 25%, in the first quarter of 2019 compared with the corresponding period in 2018 primarily due to the recording of a bad debt reserve against a Canadian customer receivable caused by bankruptcy and higher costs to support the Spanish collective dismissal process, partially offset by favorable foreign currency impact from a strengthening U.S. dollar.

Provision for depreciation, depletion, and amortization—Provision for depreciation, depletion, and amortization decreased $22, or 11%, in the first quarter of 2019 compared with the corresponding period in 2018 primarily due to a group of assets related to ParentCo’s 1998 acquisition of Alumax reaching the end of their depreciable lives along with favorable foreign currency impacts primarily against the Brazilian real and the Australian dollar.

Restructuring and other charges, net—Restructuring and other charges, net in the first quarter of 2019 was a net charge of $113 which is primarily comprised of $103 for exit costs related to the curtailment of the Avilés and La Coruña aluminum facilities in Spain; $7 for closure costs related to a coal mine; and a $3 net charge for various items.

On January 22, 2019, the workforce at the Company’s Avilés and La Coruña aluminum facilities in Spain ratified an agreement between Alcoa Corporation and the workers’ representatives related to the Company’s initiation of a collective dismissal process in October 2018. As part of the agreement, the two facilities’ smelters, with a combined remaining operating capacity of 124 kmt, were curtailed in February 2019 and are being maintained in restart condition through June 30, 2019, in the event that third parties have interest in acquiring the facilities. The casthouse at each facility and the paste plant at La Coruña remain in operation. Restructuring charges recorded in the first quarter related to this process included asset impairments of $80, employee-related costs of $15 and contract termination costs of $8. Additional charges recorded in the first quarter included a $15 write down of remaining inventories to their net realizable value, which was recorded in Cost of goods sold, and $2 in miscellaneous charges recorded in Selling, general administrative, and other expenses on the accompanying Statement of Consolidated Operations.

Alcoa Corporation expects to incur additional charges to fulfill the agreement’s social plan, which includes severance plans, early retirement benefits and potential employee relocation to the Company’s San Ciprián (Spain) facility, or to execute a third-party acquisition of the facilities.  Such charges are expected to be recorded in the second quarter of 2019 and are estimated to range from $70 to $125 (pre- and after-tax), depending on the outcome of the collective dismissal process.  Approximately 75 percent would be cash outlays in 2019.

In the first quarter of 2018, Alcoa Corporation recorded a net benefit of $19 in Restructuring and other charges, net, which was comprised of a $23 net gain related to the curtailment of certain pension and other postretirement employee benefits and a $4 charge for additional contract costs related to the curtailed Wenatchee (Washington) smelter.

Alcoa Corporation does not include Restructuring and other charges, net in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

	First quarter ended March 31,
	2019	2018
Bauxite	$1	$-
Alumina	1	(1)
Aluminum	107	5
Segment total	109	4
Corporate	4	(23)
Total Restructuring and other charges, net	$113	$(19)

Other expenses, net— Other expenses, net was $41 in the first quarter of 2019 compared with $21 in the first quarter of 2018. The change of $20 was largely attributable to the unfavorable change in mark-to-market impacts on derivative instruments ($17), the unfavorable change in Alcoa Corporation’s share of the earnings from equity method investments ($10), and unfavorable foreign currency movements ($9), partially offset by lower non-service costs related to pension and other postretirement employee benefit plans ($9) and a higher gain on the sale of assets ($3).

Noncontrolling interest—Net income attributable to noncontrolling interest was $141 in the first quarter of 2019 compared with $145 in the first quarter of 2018. These amounts are entirely related to Alumina Limited’s 40% ownership interest in several affiliated operating entities, which own, have an interest in, or operate the bauxite mines and alumina refineries within Alcoa Corporation’s Bauxite and Alumina segments (except for the Poços de Caldas mine and refinery and a portion of the São Luís refinery, all in Brazil) and the Portland smelter (Aluminum segment) in Australia. These individual entities comprise an unincorporated global joint venture between Alcoa Corporation and Alumina Limited known as Alcoa World Alumina and Chemicals (AWAC). Alcoa Corporation owns 60% of these individual entities, which are consolidated by the Company for financial reporting purposes and include Alcoa of Australia Limited (AofA), Alcoa World Alumina LLC, and Alcoa World Alumina Brasil Ltda. Alumina Limited’s 40% interest in the earnings of such entities is reflected as Noncontrolling interest on Alcoa Corporation’s Statement of Consolidated Operations.

In the first quarter of 2019, these combined entities, particularly the Alumina segment entities, generated lower net income compared with the same period in 2018. The unfavorable change in earnings was mostly driven by higher costs (see Alumina under Segment Information below).

Segment Information

Bauxite

	First quarter ended March 31,
	2019	2018
Production(1) (mdmt)	11.9	11.2
Third-party shipments (mdmt)	1.2	1.1
Intersegment shipments (mdmt)	10.2	10.4
Total shipments (mdmt)	11.4	11.5
Third-party sales	$65	$47
Intersegment sales	236	249
Total sales	$301	$296
Segment Adjusted EBITDA	$126	$110
Operating costs(2)	$195	$206
Average cost per dry metric ton of bauxite	$17	$18

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

Bauxite production increased 6% in the first quarter of 2019 compared with the first quarter of 2018. The improvement was largely attributable to higher production at five of the segment’s seven mines, primarily at the Huntly (Australia) and Willowdale (Australia) mines, offset by slightly lower production at the Boké (Guinea) and Trombetas (Brazil) mining operations.

Third-party sales for the Bauxite segment increased 38% in the first quarter of 2019, compared with the first quarter of 2018. The increase was principally caused by an increase in the realized price, primarily due to freight, combined with a 9% increase in volume.

Intersegment sales decreased 5% in the first quarter of 2019 compared with the corresponding period in 2018, primarily driven by a reduction in volume.

Segment Adjusted EBITDA increased $16 in the first quarter of 2019 compared with the same period in 2018. The improvement was mainly the result of the increase in third-party realized price and favorable foreign currency movements due to a stronger U.S. dollar against the Australian dollar and Brazilian real, offset by lower average realized price and volume for intersegment sales.

For the 2019 second quarter in comparison with the 2018 second quarter, a production increase at the Juruti (Brazil) mine is planned to cover an expected decrease in production at the Trombetas (Brazil) mining operations. Additionally, higher production at the Huntly (Australia) mine is projected.

Alumina

	First quarter ended March 31,
	2019	2018
Production (kmt)	3,240	3,173
Third-party shipments (kmt)	2,329	2,376
Intersegment shipments (kmt)	972	1,097
Total shipments(1) (kmt)	3,301	3,473
Third-party sales	$897	$914
Intersegment sales	417	454
Total sales	$1,314	$1,368
Segment Adjusted EBITDA	$372	$392
Average realized third-party price per metric ton of alumina	$385	$385
Operating costs(2)	$923	$965
Average cost per metric ton of alumina	$279	$278

(1)

Total shipments include metric tons that were not produced by the Alumina segment. Such alumina was purchased by this segment to satisfy certain customer commitments. The Alumina segment bears the risk of loss of the purchased alumina until control of the product has been transferred to this segment’s customer.

(2)	Includes all production-related costs, including raw materials; conversion costs, such as labor, materials, and utilities; depreciation and amortization; and plant administrative expenses.

At March 31, 2019, the Alumina segment had 2,519 kmt of curtailed refining capacity on a base capacity of 15,064 kmt. Both curtailed capacity and base capacity were unchanged compared with March 31, 2018.

Alumina production increased by 2% in the first quarter of 2019 compared with the corresponding period in 2018, principally due to stabilization of operations across the refining system.

Third-party sales for the Alumina segment decreased 2% in the first quarter of 2019 compared with the same period in 2018, due primarily to decreased volume. In the first quarter of 2019, 93% of smelter-grade third-party shipments were based on the alumina index/spot price, compared with 96% in the first quarter of 2018.

Intersegment sales declined 8% in the first quarter of 2019 compared with the corresponding period in 2018. The decline was primarily due to a decreased demand from the Aluminum segment which was partially caused by the curtailments of the Avilés (Spain) and La Coruña (Spain) smelters (see Aluminum below).

Segment Adjusted EBITDA decreased $20 in the first quarter of 2019 compared with the same period in 2018. The decline was largely attributable to higher costs for direct materials including bauxite and energy, as well as increased maintenance expenses due to equipment and process issues in Australia and the São Luís (Brazil) refinery. These impacts were partially offset by net favorable foreign currency movements due to a stronger U.S. dollar, particularly against the Australian dollar.

For the 2019 second quarter in comparison with the 2018 second quarter, an increase in production is expected with lower unit costs for caustic soda but higher usage due to the anticipation of lower bauxite quality. In addition, the Alumina segment projects higher bauxite costs, along with an increase in maintenance expense due to planned outages.

Aluminum

	First quarter ended March 31,
	2019	2018
Third-party aluminum shipments(1) (kmt)	709	794
Third-party sales	$1,735	$2,111
Intersegment sales	3	4
Total sales	$1,738	$2,115
Segment Adjusted EBITDA(2)	$(96)	$187

Primary aluminum information(3)
Production (kmt)	537	554
Third-party shipments(4) (kmt)	628	663
Third-party sales	$1,394	$1,647
Average realized third-party price per metric ton(5)	$2,219	$2,483
Total shipments(4) (kmt)	639	698
Operating costs(6)	$1,568	$1,626
Average cost per metric ton(2)	$2,454	$2,328

(1)	Third-party aluminum shipments are composed of both primary aluminum and flat-rolled aluminum.
(2)

As of January 1, 2019, the Company changed its accounting method for valuing certain inventories from LIFO to average cost. The effects of the change in accounting principle have been retrospectively applied to all prior periods presented.  As a result, Segment Adjusted EBITDA for Aluminum increased $34 and the Average cost per metric ton of primary aluminum decreased $49 for the first quarter ended March 31, 2018.

(3)	The primary aluminum information presented does not include flat-rolled aluminum.
(4)

Third-party and Total primary aluminum shipments include metric tons that were not produced by the Aluminum segment. Such aluminum was purchased by this segment to satisfy certain customer commitments. The Aluminum segment bears the risk of loss of the purchased aluminum until control of the product has been transferred to this segment’s customer.

(5)

Average realized price per metric ton of primary aluminum includes three elements: a) the underlying base metal component, based on quoted prices from the LME; b) the regional premium, which represents the incremental price over the base LME component that is associated with the physical delivery of metal to a particular region (e.g., the Midwest premium for metal sold in the United States); and c) the product premium, which represents the incremental price for producing physical metal into a particular shape (e.g., billet, rod, slab, etc.) or alloy.
(6)	Includes all production-related costs, including raw materials; conversion costs, such as labor, materials, and utilities; depreciation and amortization; and plant administrative expenses.

In January 2018, a lockout of the bargained hourly employees commenced at the Bécancour (Canada) smelter, as labor negotiations reached an impasse. Accordingly, management initiated a curtailment of two (207 kmt (Alcoa’s share)) of the three potlines at the smelter. Additionally, in December 2018, half (52 kmt (Alcoa’s share)) of the remaining operating potline being operated by salaried employees was curtailed. This additional curtailment was deemed necessary to ensure continued safety and maintenance due to recent retirements and departures among the salaried workforce.

In accordance with the previously announced plan of restarting three (161 kmt) of the five potlines at the Warrick (Indiana) smelter, Alcoa completed the restart of two potlines (108 kmt) in June 2018 and one other (53 kmt) in December 2018. The smelter capacity restarted directly supplies the existing rolling mill at the location improving efficiency of the integrated site and providing additional source of metal to help meet an anticipated increase in production volumes.

In February 2019, the Company’s Avilés and La Coruña smelters, with a combined remaining operating capacity of 124 kmt, were curtailed and are being maintained in restart condition through June 30, 2019, in the event that third parties have interest in acquiring the facilities. The casthouse at each facility and the paste plant at La Coruña remain in operation.

At March 31, 2019, the Aluminum segment had 1,040 kmt of idle smelting capacity on a base smelting capacity of 3,173 kmt. In comparison with March 31, 2018, idle capacity increased 124 kmt due to the curtailments at the Spanish smelters, and increased 52 kmt due to the half potline curtailment at the Bécancour (Canada) smelter. The idle increases were offset by decreases of 161 kmt due to the partial restart of Warrick (Indiana) smelting capacity, and 38 kmt due to the removal of a permanently closed potline (one of four) at the Wenatchee (Washington) smelter in June 2018. Correspondingly, base smelting capacity also decreased 38 kmt due to the permanent closure of the one potline at the Wenatchee smelter.

Primary aluminum production decreased 3% in the first quarter of 2019 compared with the corresponding period in 2018 principally due to the production changes discussed above.

Third-party sales for the Aluminum segment decreased 18% in the first quarter of 2019 compared with the same period in 2018. The decrease was primarily attributable to a reduction in metal price and a decrease in overall aluminum volume. The change in average realized price of primary aluminum was mainly driven by a 14% lower average LME price (on 15-day lag) offset by increased regional premiums, particularly the Midwest premium (United States and Canada), which rose by an average of 37%. Since the first quarter of 2018, the Midwest premium has significantly increased as a result of the imposition of a 10% tariff on aluminum imports under the U.S. government’s Section 232 action. The lower overall volume was primarily the result of a decline in flat-rolled aluminum shipments caused by the end of the tolling arrangement with Arconic in December 2018. Additionally, primary aluminum shipments were lower in the first quarter due to the curtailments at the Spanish smelters (Avilés and La Coruña) and the half potline curtailment at the Bécancour (Canada) smelter.

Segment Adjusted EBITDA decreased $283 in the first quarter of 2019 compared with the corresponding period in 2018. The decline was largely related to the lower LME price, higher costs for alumina, carbon materials and energy, as well as Section 232 tariffs for Canadian metal imported to the U.S.  In addition, the lower results include a $20 charge to establish a bad debt reserve against a Canadian customer receivable due to bankruptcy.

In the second quarter of 2019, Alcoa expects lower alumina costs to the Aluminum segment and improved results related to the Spanish smelter curtailments.

Reconciliation of Certain Segment Information

Reconciliation of Total Segment Third-Party Sales to Consolidated Sales

	First quarter ended March 31,
	2019	2018
Bauxite	$65	$47
Alumina	897	914
Aluminum:
Primary aluminum	1,394	1,647
Other(1)	341	464
Total segment third-party sales	2,697	3,072
Other	22	18
Consolidated sales	$2,719	$3,090

(1)

Other includes third-party sales of flat-rolled aluminum and energy, as well as realized gains and losses related to embedded derivative instruments designated as cash flow hedges of forward sales of aluminum.

Reconciliation of Total Segment Operating Costs to Consolidated Cost of Goods Sold

	First quarter ended March 31,
	2019	2018
Bauxite	$195	$206
Alumina	923	965
Primary aluminum	1,568	1,626
Other(1)	365	433
Total segment operating costs	3,051	3,230
Eliminations(2)	(742)	(783)
Provision for depreciation, depletion, amortization(3)	(164)	(187)
Other(4)	35	42
Consolidated cost of goods sold	$2,180	$2,302

(1)	Other largely relates to the Aluminum segment’s flat-rolled aluminum product division.
(2)	This line item represents the elimination of cost of goods sold related to intersegment sales between Bauxite and Alumina and between Alumina and Aluminum.
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

(4)

Other includes costs related to Transformation and certain other items that impact Cost of goods sold on Alcoa Corporation’s Statement of Consolidated Operations that are not included in the operating costs of segments (see footnotes 2 and 5 in the Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net (Loss) Income Attributable to Alcoa Corporation below).

Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net (Loss) Income Attributable to Alcoa Corporation

	First quarter ended March 31,
	2019	2018
Total segment Adjusted EBITDA(1)	$402	$689
Unallocated amounts:
Transformation(2)	2	(2)
Intersegment eliminations(1),(3)	86	76
Corporate expenses(4)	(24)	(27)
Provision for depreciation, depletion, and amortization	(172)	(194)
Restructuring and other charges, net	(113)	19
Interest expense	(30)	(26)
Other expenses, net	(41)	(21)
Other(5)	(18)	(23)
Consolidated income before income taxes	92	491
Provision for income taxes	(150)	(151)
Net income attributable to noncontrolling interest	(141)	(145)
Consolidated net (loss) income attributable to Alcoa Corporation	$(199)	$195

(1)

As of January 1, 2019, the Company changed its accounting method for valuing certain inventories from LIFO to average cost. The effects of the change in accounting principle have been retrospectively applied to all prior periods presented. As a result, Total Segment Adjusted EBITDA increased $34 and Intersegment eliminations increased $45 for the first quarter ended March 31, 2018.

(2)	Transformation includes, among other items, the Adjusted EBITDA of previously closed operations.
(3)

Concurrent with the change in inventory accounting method as of January 1, 2019, management elected to change the presentation of certain line items in the reconciliation of total Segment Adjusted EBITDA to Consolidated net (loss) income attributable to Alcoa Corporation.  Corporate inventory accounting previously included the impact of LIFO, metal price lag and intersegment eliminations.  The impact of LIFO has been eliminated with the change in inventory method.  Metal price lag attributable to the Company’s rolled operations business is now netted within the Aluminum segment to simplify presentation of an impact that nets to zero in consolidation. Only Intersegment eliminations remain as a reconciling line item and are labeled as such.

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

Environmental Matters

See the Environmental Matters section of Note M to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Cash from Operations

Cash provided from operations was $168 in the 2019 three-month period compared with $55 in the same period of 2018, resulting in an increase in cash provided of $113. The increase in cash from operations was due to the following:

•	a favorable change of $211 in certain working capital accounts (receivables, inventories, and accounts payable, trade);
•

a positive change of $74 resulting from the non-recurrence of a payment made in the first quarter of 2018 related to a legacy legal matter with the U.S. government assumed by the Company in the Separation Transaction; and

•	a favorable change of $33 from lower pension contributions; offset by,
•

an unfavorable change of $210 from the reduction in net income ($398) net of the change in non-cash items ($188). The increase in non-cash items are primarily attributable to Restructuring and other charges, net for the curtailment of the two Spanish smelters and the provision for bad debt expense recorded as a result of a Canadian customer filing for bankruptcy during the first quarter of 2019.

In the second quarter of 2019, AofA expects to make the final true-up tax payment of approximately $310 related to the 2018 tax year. Annually, AofA elects the income tax installment plan which produces the best cash flow results. During periods of increasing profitability, large adjusting payments can result from the difference between elected monthly installment payments and the actual tax liability calculated for the full tax year.

Financing Activities

Cash used for financing activities was $199 in the 2019 three-month period, an increase in cash used of $52 compared with cash used of $147 in the corresponding period of 2018.

The use of cash in the 2019 three-month period was primarily the result of $194 in net cash paid to Alumina Limited (see Noncontrolling interest in Results of Operations above).

The use of cash in the 2018 three-month period was primarily the result of $214 in net cash paid to Alumina Limited (see Noncontrolling interest in Results of Operations above), somewhat offset by $60 in borrowings under an existing term loan by AofA.

Investing Activities

Cash used for investing activities was $59 in the 2019 three-month period compared with $74 in the 2018 three-month period, resulting in a decrease in cash used of $15.

In the 2019 three-month period, the use of cash was largely attributable to $69 in capital expenditures, composed of $51 in sustaining projects and $18 in return-seeking projects, partially offset by proceeds from the sale of assets of $11.

In the 2018 three-month period, the use of cash was all due to capital expenditures, composed of $56 in sustaining projects and $18 in return-seeking projects.

Recently Adopted and Recently Issued Accounting Guidance

See Note B to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

See the Derivatives and Other Financial Instruments section of Note J to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Alcoa Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the U.S. Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective as of March 31, 2019.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the first quarter of 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings.

The following represents certain matters previously reported in Alcoa Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018.  Please reference said Form 10-K for a full description of the matter presented below.

Gregory Power: In January 2016, Gregory Power Partners (Gregory Power) delivered notice to Reynolds Metals Company (Reynolds, a subsidiary of Alcoa Corporation) that Sherwin Alumina Company, LLC’s (Sherwin) bankruptcy filing constitutes a breach of the Energy Services Agreement (ESA).  Since that time, various responses, complaints and motions have been actioned, including the addition of Allied Alumina LLC (Allied) to an amended complaint. (Sherwin operated as a subsidiary of Allied.) In May 2019, a settlement agreement was reached between Gregory Power, Allied and Reynolds in which all claims pending against the parties will be voluntarily dismissed.  The settlement is conditioned on the execution of various commercial agreements, which are being finalized at this time. See the Other section of Note M to the Consolidated Financial Statements in Part I Item I of this Form 10-Q for additional information.

Item 4. Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of U.S. Securities and Exchange Commission Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this report.

Item 6. Exhibits.

18.1	Preferability Letter for Change in Accounting Principle

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.1	Mine Safety Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alcoa Corporation

May 9, 2019	By /s/ WILLIAM F. OPLINGER
Date	William F. Oplinger
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

May 9, 2019	By /s/ MOLLY S. BEERMAN
Date	Molly S. Beerman
Vice President and Controller
(Principal Accounting Officer)