Form 10-Q
period 2019-06-30
Alcoa Corp
filed 2019-07-31
CIK 1675149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

As of July 26, 2019, 185,557,343 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

Forward-Looking Statements

This report contains statements that relate to future events and expectations and, as such, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements by Alcoa Corporation that reflect expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, forecasts concerning global demand growth for bauxite, alumina, and aluminum, and supply/demand balances; statements, projections or forecasts of future financial results or operating performance; statements about strategies, outlook, and business and financial prospects; and statements about return of capital. These statements reflect beliefs and assumptions that are based on Alcoa Corporation’s perception of historical trends, current conditions, and expected future developments, as well as other factors that management believes are appropriate in the circumstances. Forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and changes in circumstances that are difficult to predict. Although Alcoa Corporation believes that the expectations reflected in any forward-looking statements are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, but are not limited to: (a) material adverse changes in aluminum industry conditions, including global supply and demand conditions and fluctuations in London Metal Exchange-based prices and premiums, as applicable, for primary aluminum and other products, and fluctuations in indexed-based and spot prices for alumina; (b) deterioration in global economic and financial market conditions generally and which may also affect Alcoa Corporation’s ability to obtain credit or financing upon acceptable terms; (c) unfavorable changes in the markets served by Alcoa Corporation; (d) the impact of changes in foreign currency exchange and tax rates on costs and results; (e) increases in energy costs or uncertainty of energy supply; (f) declines in the discount rates used to measure pension liabilities or lower-than-expected investment returns on pension assets, or unfavorable changes in laws or regulations that govern pension plan funding; (g) the inability to achieve improvement in profitability and margins, cost savings, cash generation, revenue growth, fiscal discipline, or strengthening of competitiveness and operations anticipated from operational and productivity improvements, cash sustainability, technology advancements, and other initiatives; (h) the inability to realize expected benefits, in each case as planned and by targeted completion dates, from acquisitions, divestitures, facility closures, curtailments, restarts, expansions, or joint ventures; (i) political, economic, trade, legal, and regulatory risks in the countries in which Alcoa Corporation operates or sells products; (j) labor disputes and/or work stoppages; (k) the outcome of contingencies, including legal proceedings, government or regulatory investigations, and environmental remediation; (l) the impact of cyberattacks and potential information technology or data security breaches; and (m) the other risk factors discussed in Item 1A of Alcoa Corporation’s Form 10-K for the fiscal year ended December 31, 2018 and other reports filed by Alcoa Corporation with the U.S. Securities and Exchange Commission, including those described in this report. Alcoa Corporation disclaims any obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise, except as required by applicable law. Market projections are subject to the risks described above and other risks in the market.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	Second quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Sales (D)	$2,711	$3,579	$5,430	$6,669
Cost of goods sold (exclusive of expenses below) (H)	2,189	2,753	4,369	5,055
Selling, general administrative, and other expenses	68	64	152	131
Research and development expenses	7	9	14	17
Provision for depreciation, depletion, and amortization	174	192	346	386
Restructuring and other charges, net (C)	370	231	483	212
Interest expense	30	32	60	58
Other expenses, net (N)	50	9	91	30
Total costs and expenses	2,888	3,290	5,515	5,889
(Loss) income before income taxes	(177)	289	(85)	780
Provision for income taxes	116	158	266	309
Net (loss) income	(293)	131	(351)	471
Less: Net income attributable to noncontrolling interest	109	121	250	266
NET (LOSS) INCOME ATTRIBUTABLE TO ALCOA CORPORATION	$(402)	$10	$(601)	$205
EARNINGS PER SHARE ATTRIBUTABLE TO ALCOA CORPORATION COMMON SHAREHOLDERS (E):
Basic	$(2.17)	$0.05	$(3.24)	$1.10
Diluted	$(2.17)	$0.05	$(3.24)	$1.09

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income (unaudited)

(in millions)

	Alcoa Corporation		Noncontrolling interest		Total
	Second quarter ended June 30,		Second quarter ended June 30,		Second quarter ended June 30,
	2019	2018	2019	2018	2019	2018
Net (loss) income (H)	$(402)	$10	$109	$121	$(293)	$131
Other comprehensive income (loss), net of tax (F):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	10	183	(2)	2	8	185
Foreign currency translation adjustments	40	(445)	4	(151)	44	(596)
Net change in unrecognized gains/losses on cash flow hedges	79	(175)	(1)	(10)	78	(185)
Total Other comprehensive income (loss), net of tax	129	(437)	1	(159)	130	(596)
Comprehensive (loss) income	$(273)	$(427)	$110	$(38)	$(163)	$(465)

	Alcoa Corporation		Noncontrolling interest		Total
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018	2019	2018
Net (loss) income (H)	$(601)	$205	$250	$266	$(351)	$471
Other comprehensive (loss) income, net of tax (F):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	51	284	(1)	3	50	287
Foreign currency translation adjustments	18	(444)	6	(165)	24	(609)
Net change in unrecognized gains/losses on cash flow hedges	(209)	375	5	(30)	(204)	345
Total Other comprehensive (loss) income, net of tax	(140)	215	10	(192)	(130)	23
Comprehensive (loss) income	$(741)	$420	$260	$74	$(481)	$494

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents (J)	$834	$1,113
Receivables from customers	684	830
Other receivables	203	173
Inventories (H)	1,767	1,819
Fair value of derivative instruments (J)	80	73
Prepaid expenses and other current assets (H)	250	320
Total current assets	3,818	4,328
Properties, plants, and equipment	22,126	21,807
Less: accumulated depreciation, depletion, and amortization	13,853	13,480
Properties, plants, and equipment, net	8,273	8,327
Investments (G & M)	1,141	1,360
Deferred income taxes	599	560
Fair value of derivative instruments (J)	55	82
Other noncurrent assets	1,463	1,475
Total assets	$15,349	$16,132
LIABILITIES
Current liabilities:
Accounts payable, trade	$1,523	$1,663
Accrued compensation and retirement costs	409	400
Taxes, including income taxes	100	426
Fair value of derivative instruments (J)	71	82
Other current liabilities	427	347
Long-term debt due within one year (J)	1	1
Total current liabilities	2,531	2,919
Long-term debt, less amount due within one year (J)	1,804	1,801
Accrued pension benefits (I)	1,388	1,407
Accrued other postretirement benefits (I)	835	868
Asset retirement obligations	529	529
Environmental remediation (M)	237	236
Fair value of derivative instruments (J)	506	261
Noncurrent income taxes	320	301
Other noncurrent liabilities and deferred credits	340	222
Total liabilities	8,490	8,544
CONTINGENCIES AND COMMITMENTS (M)
EQUITY
Alcoa Corporation shareholders’ equity:
Common stock	2	2
Additional capital	9,629	9,611
Retained (deficit) earnings (H)	(31)	570
Accumulated other comprehensive loss (F)	(4,705)	(4,565)
Total Alcoa Corporation shareholders’ equity	4,895	5,618
Noncontrolling interest (H)	1,964	1,970
Total equity	6,859	7,588
Total liabilities and equity	$15,349	$16,132

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Six Months Ended June 30,
	2019	2018
CASH FROM OPERATIONS
Net (loss) income (H)	$(351)	$471
Adjustments to reconcile net (loss) income to cash from operations:
Depreciation, depletion, and amortization	346	387
Deferred income taxes (H)	64	(40)
Equity earnings, net of dividends	14	(11)
Restructuring and other charges, net (C)	483	212
Net gain from investing activities – asset sales (N)	(1)	(3)
Net periodic pension benefit cost (I)	60	81
Stock-based compensation	21	20
Provision for bad debt expense	20	—
Other	24	(32)
Changes in assets and liabilities, excluding effects of foreign currency translation adjustments:
Decrease (Increase) in receivables	94	(209)
Decrease (Increase) in inventories (H)	53	(225)
Decrease (Increase) in prepaid expenses and other current assets	68	(8)
(Decrease) in accounts payable, trade	(144)	(105)
(Decrease) in accrued expenses	(51)	(243)
(Decrease) Increase in taxes, including income taxes	(342)	101
Pension contributions (I)	(55)	(692)
(Increase) in noncurrent assets	(32)	(49)
(Decrease) in noncurrent liabilities	(21)	(30)
CASH PROVIDED FROM (USED FOR) OPERATIONS	250	(375)
FINANCING ACTIVITIES
Additions to debt (original maturities greater than three months)	—	553
Payments on debt (original maturities greater than three months)	—	(7)
Proceeds from the exercise of employee stock options	1	22
Contributions from noncontrolling interest	21	109
Distributions to noncontrolling interest	(286)	(385)
Other	(6)	(6)
CASH (USED FOR) PROVIDED FROM FINANCING ACTIVITIES	(270)	286
INVESTING ACTIVITIES
Capital expenditures	(158)	(169)
Proceeds from the sale of assets	11	—
Additions to investments	(111)	(5)
CASH USED FOR INVESTING ACTIVITIES	(258)	(174)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(1)	(7)
Net change in cash and cash equivalents and restricted cash	(279)	(270)
Cash and cash equivalents and restricted cash at beginning of year	1,116	1,365
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$837	$1,095

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Changes in Consolidated Equity (unaudited)

(in millions)

	Alcoa Corporation shareholders
	Common stock	Additional capital	Retained earnings (deficit)	Accumulated other comprehensive loss	Non- controlling interest	Total equity
Second quarter ended June 30, 2018
Balance at March 31, 2018	$2	$9,633	$513	$(4,530)	$2,135	$7,753
Net income	—	—	10	—	121	131
Other comprehensive (loss) (F)	—	—	—	(437)	(159)	(596)
Stock-based compensation	—	10	—	—	—	10
Common stock issued: compensation plans	—	7	—	—	—	7
Contributions	—	—	—	—	56	56
Distributions	—	—	—	—	(118)	(118)
Other	—	—	1	—	1	2
Balance at June 30, 2018	$2	$9,650	$524	$(4,967)	$2,036	$7,245

Second quarter ended June 30, 2019
Balance at March 31, 2019	$2	$9,618	$371	$(4,834)	$1,926	$7,083
Net (loss) income	—	—	(402)	—	109	(293)
Other comprehensive income (F)	—	—	—	129	1	130
Stock-based compensation	—	11	—	—	—	11
Contributions	—	—	—	—	1	1
Distributions	—	—	—	—	(72)	(72)
Other	—	—	—	—	(1)	(1)
Balance at June 30, 2019	$2	$9,629	$(31)	$(4,705)	$1,964	$6,859

Six months ended June 30, 2018
Balance at December 31, 2017	$2	$9,590	$318	$(5,182)	$2,240	$6,968
Net income	—	—	205	—	266	471
Other comprehensive income (loss) (F)	—	—	—	215	(192)	23
Stock-based compensation	—	20	—	—	—	20
Common stock issued: compensation plans	—	22	—	—	—	22
Contributions	—	—	—	—	109	109
Distributions	—	—	—	—	(385)	(385)
Other	—	18	1	—	(2)	17
Balance at June 30, 2018	$2	$9,650	$524	$(4,967)	$2,036	$7,245

Six months ended June 30, 2019
Balance at December 31, 2018	$2	$9,611	$570	$(4,565)	$1,970	$7,588
Net (loss) income	—	—	(601)	—	250	(351)
Other comprehensive (loss) income (F)	—	—	—	(140)	10	(130)
Stock-based compensation	—	21	—	—	—	21
Common stock issued: compensation plans	—	1	—	—	—	1
Contributions	—	—	—	—	21	21
Distributions	—	—	—	—	(286)	(286)
Other	—	(4)	—	—	(1)	(5)
Balance at June 30, 2019	$2	$9,629	$(31)	$(4,705)	$1,964	$6,859

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

B. Recently Adopted and Recently Issued Accounting Guidance

Adopted

On January 1, 2019 Alcoa Corporation adopted Accounting Standards Update (ASU) No. 2016-02, Leases, issued by the Financial Accounting Standards Board (FASB) regarding the accounting for leases, using the modified retrospective approach.  This ASU requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for operating and finance leases with a term of 12 months or more.  Additionally, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonably certain to exercise an option to extend the lease, exercise a purchase option, or not exercise an option to terminate the lease. A right-of-use asset represents an entity’s right to use the underlying asset for the lease term, and a lease liability represents an entity’s obligation to make lease payments. The Company has made a policy election not to record any non-lease components in the lease liability.  Previously, an asset and liability were only recorded for leases classified as capital leases (financing leases). The measurement, recognition, and presentation of expenses and cash flows arising from leases by a lessee remains the same. Management elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed carry forward of historical lease classifications. Additionally, in July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements, to provide for an alternative transition method to the new lease guidance, whereby an entity can choose to not reflect the impact of the new lease guidance in the prior periods included in its financial statements. The Company elected this alternative transition method upon adoption on January 1, 2019.  Management also elected the practical expedient related to land easements, allowing the Company to carry forward the current treatment on existing arrangements.

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

C. Restructuring and Other Charges, Net – In the second quarter and six-month period of 2019, Alcoa Corporation recorded Restructuring and other charges, net of $370 and $483, respectively, which were comprised of the following components: $5 and $108, respectively, for exit costs related to the curtailment of the Avilés and La Coruña smelters in Spain (see below); $38 (both periods) related to the curtailment of certain pension benefits (see Note I); $319 (both periods) related to the divestiture of Alcoa Corporation’s interest in the Ma’aden Rolling Company (MRC) (see below); $1 and $8, respectively, for closure costs related to a coal mine; and $7 and $10, respectively, for net charges related to various items.

In January 2019, Alcoa Corporation reached an agreement with the workers’ representatives at the Avilés and La Coruña (Spain) aluminum facilities as part of the collective dismissal process announced in October 2018 and curtailed the smelters at these two locations, with a combined remaining operating capacity of 124 kmt, in February 2019. As part of the agreement, the Company agreed to maintain the smelters in restart condition and conduct a sale process to identify third parties with interest in acquiring the facilities through June 30, 2019. The casthouse at each facility and the paste plant at La Coruña have remained in operation. On June 30, 2019, the Company was in the process of negotiating a draft agreement with a potential buyer, PARTER Capital Group AG (PARTER). Alcoa Corporation agreed with the workers’ representatives to extend the June 30, 2019 timeline by one week for PARTER to meet the financial conditions of the draft share purchase agreement. On July 5, 2019, Alcoa Corporation signed a conditional share purchase agreement with PARTER for the purchase of the two facilities. The agreement was subject to PARTER meeting certain financial conditions prior to July 31, 2019 to support future operations. Prior to signing the conditional share purchase agreement with PARTER, Alcoa Corporation reached agreement with the workers’ representatives related to the potential transaction. See Note O for additional information.

Restructuring charges recorded in the first quarter of 2019 related to the collective dismissal process included asset impairments of $80, employee-related costs of $15 and contract termination costs of $8. Additional charges recorded in the first quarter included a $15 write down of remaining inventories to their net realizable value, which was recorded in Cost of goods sold, and $2 in miscellaneous charges recorded in Selling, general administrative, and other expenses on the accompanying Statement of Consolidated Operations. Restructuring charges recorded in the second quarter of 2019 related to this process are comprised of severance costs of $3 and other employee-related costs of $2.

In December 2009, Alcoa Corporation invested in a joint venture related to the ownership and operation of an integrated aluminum complex (bauxite mine, alumina refinery, aluminum smelter, and rolling mill) in the Kingdom of Saudi Arabia.  The joint venture is owned 74.9% by the Saudi Arabian Mining Company (known as Ma’aden) and 25.1% by Alcoa Corporation, and originally consisted of three separate companies as follows: the Ma’aden Bauxite and Alumina Company (MBAC; the bauxite mine and alumina refinery), the Ma’aden Aluminium Company (MAC; the aluminum smelter and casthouse), and MRC (the rolling mill). Alcoa Corporation accounts for its investment in the joint venture under the equity method as one integrated investment asset, consistent with the terms of the joint venture agreement. As of June 30, 2019 and December 31, 2018, the carrying value of Alcoa Corporation’s investment in this joint venture was $638 and $874, respectively.

In the second quarter of 2019, Alcoa Corporation and Ma’aden amended the joint venture agreement that governs the operations of each of the three companies that comprise the joint venture. Under the terms of the amended agreement:

•

Alcoa Corporation made a contribution to MRC in the amount of $100, along with Ma’aden’s earlier capital contribution of $100, to meet current MRC cash requirements, including paying certain amounts owed by MRC to MAC and Alcoa Corporation;

•	Alcoa Corporation and Ma’aden consented to the write-off of $235 of MRC’s delinquent payables to MAC;
•	Alcoa Corporation transferred its 25.1% interest in MRC to Ma’aden and, as a result, has no further direct or indirect equity interest in MRC;
•	Alcoa Corporation is released from all future MRC obligations, including Alcoa Corporation’s sponsor support of $296 of MRC debt (see Note M) and its share of any future MRC cash requirements; and,
•

Alcoa Corporation and Ma’aden further defined MBAC and MAC shareholder rights, including the timing and determination of the amount of dividend payments of excess cash to the joint venture partners following required distributions to the commercial lenders of MBAC and MAC; among other matters.

The amendment also defines October 1, 2021 as the date after which Alcoa Corporation is permitted to sell all of its shares in both MBAC and MAC collectively, for which Ma’aden has a right of first refusal. The agreement further outlines that Alcoa Corporation’s call option and Ma’aden’s put option, relating to additional interests in the joint venture, are exercisable for a period of six-months after October 1, 2021.

The parties will maintain their commercial relationship, which includes Alcoa Corporation providing sales, logistics and customer technical services support for MRC products for the North American can sheet market. The Company will retain its 25.1% minority interest in MBAC and MAC, and Ma’aden will continue to own a 74.9% interest.

The $319 restructuring charge resulting from the MRC divestiture includes the write-off of Alcoa Corporation’s investment in MRC of $161, the cash contributions described above of $100, and the write-off of Alcoa Corporation’s share of MRC’s delinquent payables due to MAC of $59 that were forgiven as part of this transaction, which were partially offset by a gain of $1 resulting from the write-off of the fair value of debt guarantee.

In the second quarter and six-month period of 2018, Alcoa Corporation recorded Restructuring and other charges, net of $231 and $212, respectively, which were comprised of the following components: $167 and $144 (net), respectively, related to settlements and/or curtailments of certain pension and other postretirement employee benefits; $80 and $84, respectively, for additional costs related to the curtailed Wenatchee (Washington) smelter; a $15 net benefit in both periods related to the Portovesme (Italy) smelter; and a $1 net benefit in both periods for various items.

Alcoa Corporation does not include Restructuring and other charges, net in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

	Second quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Bauxite	$(1)	$—	$—	$—
Alumina	—	3	1	2
Aluminum	353	79	460	84
Segment total	352	82	461	86
Corporate	18	149	22	126
Total Restructuring and other charges, net	$370	$231	$483	$212

The activity related to layoff costs and other costs included within the restructuring reserve balances is as follows:

	Layoff costs	Other costs	Total
Balance at December 31, 2017	$11	$34	$45
Cash payments	(7)	(95)	(102)
Restructuring and other charges, net	2	117	119
Other(1)	(1)	(14)	(15)
Balance at December 31, 2018	5	42	47
Cash payments	(3)	(39)	(42)
Restructuring and other charges, net	8	39	47
Other(1)	—	(2)	(2)
Balance at June 30, 2019	$10	$40	$50

(1)

Other includes reversals of previously recorded restructuring charges, the effects of foreign currency translation, and reclassifications to other reserves, primarily asset retirement obligations and environmental remediation obligations.

The noncurrent portion of the reserve at June 30, 2019 was $2.

D. Segment Information – The operating results of Alcoa Corporation’s reportable segments were as follows (differences between segment totals and consolidated amounts are in Corporate):

	Bauxite	Alumina	Aluminum	Total
Second quarter ended June 30, 2019
Sales:
Third-party sales	$67	$864	$1,757	$2,688
Intersegment sales	246	445	4	695
Total sales	$313	$1,309	$1,761	$3,383
Segment Adjusted EBITDA	$112	$369	$3	$484
Supplemental information:
Depreciation, depletion, and amortization	$27	$55	$85	$167
Equity income (loss)	$—	$3	$(17)	$(14)
Second quarter ended June 30, 2018
Sales:
Third-party sales	$77	$1,068	$2,413	$3,558
Intersegment sales	226	536	4	766
Total sales	$303	$1,604	$2,417	$4,324
Segment Adjusted EBITDA	$100	$638	$230	$968
Supplemental information:
Depreciation, depletion, and amortization	$27	$49	$108	$184
Equity income (loss)	$—	$14	$(8)	$6

	Bauxite	Alumina	Aluminum	Total
Six months ended June 30, 2019
Sales:
Third-party sales	$132	$1,761	$3,492	$5,385
Intersegment sales	482	862	7	1,351
Total sales	$614	$2,623	$3,499	$6,736
Segment Adjusted EBITDA	$238	$741	$(93)	$886
Supplemental information:
Depreciation, depletion, and amortization	$55	$103	$174	$332
Equity income (loss)	—	15	(39)	(24)
Six months ended June 30, 2018
Sales:
Third-party sales	$124	$1,982	$4,524	$6,630
Intersegment sales	475	990	8	1,473
Total sales	$599	$2,972	$4,532	$8,103
Segment Adjusted EBITDA	$210	$1,030	$417	$1,657
Supplemental information:
Depreciation, depletion, and amortization	$56	$102	$214	$372
Equity income (loss)	—	13	(8)	5

The following table reconciles total Segment Adjusted EBITDA to consolidated net (loss) income attributable to Alcoa Corporation:

	Second quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Total Segment Adjusted EBITDA(1)	$484	$968	$886	$1,657
Unallocated amounts:
Transformation(2)	3	(1)	5	(3)
Intersegment eliminations(1),(3)	(1)	(152)	85	(76)
Corporate expenses(4)	(28)	(26)	(52)	(53)
Provision for depreciation, depletion, and amortization	(174)	(192)	(346)	(386)
Restructuring and other charges, net (C)	(370)	(231)	(483)	(212)
Interest expense	(30)	(32)	(60)	(58)
Other expenses, net (N)	(50)	(9)	(91)	(30)
Other(5)	(11)	(36)	(29)	(59)
Consolidated income before income taxes	(177)	289	(85)	780
Provision for income taxes	(116)	(158)	(266)	(309)
Net income attributable to noncontrolling interest	(109)	(121)	(250)	(266)
Consolidated net (loss) income attributable to Alcoa Corporation	$(402)	$10	$(601)	$205

(1)

As of January 1, 2019, the Company changed its accounting method for valuing certain inventories from LIFO to average cost. The effects of the change in accounting principle have been retrospectively applied to all prior periods presented. As a result, in the second quarter and six-month period of 2018, Total Segment Adjusted EBITDA decreased $1 and increased $33, respectively, and Intersegment eliminations decreased $120 and $75, respectively.

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

The following table details Alcoa Corporation’s Sales by product division:

	Second quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Primary aluminum	$1,382	$1,871	$2,776	$3,518
Alumina	862	1,068	1,759	1,981
Flat-rolled aluminum	327	516	639	945
Energy	85	73	154	146
Bauxite	63	71	121	116
Other(1)	(8)	(20)	(19)	(37)
	$2,711	$3,579	$5,430	$6,669

(1)	Other includes realized gains and losses related to embedded derivative instruments designated as cash flow hedges of forward sales of aluminum.

E. Earnings Per Share – Basic earnings per share (EPS) amounts are computed by dividing earnings by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding.

The information used to compute basic and diluted EPS attributable to Alcoa Corporation common shareholders was as follows (shares in millions):

	Second quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net (loss) income attributable to Alcoa Corporation	$(402)	$10	$(601)	$205
Average shares outstanding – basic	186	186	185	186
Effect of dilutive securities:
Stock options	—	1	—	1
Stock units	—	2	—	2
Average shares outstanding – diluted	186	189	185	189

In the second quarter and six-month period of 2019, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive since Alcoa Corporation generated a net loss. As a result, five million stock units and stock options combined were not included in the computation of diluted EPS for both the second quarter and six-month period of 2019. Had Alcoa Corporation generated net income in the second quarter or six-month period of 2019, one million common share equivalents related to stock units and stock options combined would have been included in diluted average shares outstanding for the respective periods.

F. Accumulated Other Comprehensive Loss

The following table details the activity of the three components that comprise Accumulated other comprehensive loss for both Alcoa Corporation’s shareholders and Noncontrolling interest:

	Alcoa Corporation		Noncontrolling interest
	Second quarter ended June 30,		Second Quarter Ended June 30,
	2019	2018	2019	2018
Pension and other postretirement benefits (I)
Balance at beginning of period	$(2,242)	$(2,685)	$(45)	$(46)
Other comprehensive income:
Unrecognized net actuarial (loss) gain and prior service cost/benefit	(78)	1	(3)	2
Tax benefit	16	6	—	—
Total Other comprehensive (loss) income before reclassifications, net of tax	(62)	7	(3)	2
Amortization of net actuarial loss and prior service cost/benefit(1)	83	224	1	—
Tax expense(2)	(11)	(48)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(6)	72	176	1	—
Total Other comprehensive income (loss)	10	183	(2)	2
Balance at end of period	(2,232)	(2,502)	(47)	(44)

Foreign currency translation
Balance at beginning of period	(2,093)	(1,466)	(808)	(595)
Other comprehensive income (loss)(3)	40	(445)	4	(151)
Balance at end of period	(2,053)	(1,911)	(804)	(746)

Cash flow hedges (J)
Balance at beginning of period	(499)	(379)	37	31
Other comprehensive income (loss):
Net change from periodic revaluations	80	(231)	6	(10)
Tax (expense) benefit	(12)	31	(2)	3
Total Other comprehensive income (loss) before reclassifications, net of tax	68	(200)	4	(7)
Net amount reclassified to earnings:
Aluminum contracts(4)	12	34	—	—
Financial contracts(5)	(6)	(7)	(7)	(4)
Foreign exchange contracts(4)	4	—	—	—
Sub-total	10	27	(7)	(4)
Tax benefit (expense)(2)	1	(2)	2	1
Total amount reclassified from Accumulated other comprehensive loss, net of tax(6)	11	25	(5)	(3)
Total Other comprehensive income (loss)	79	(175)	(1)	(10)
Balance at end of period	(420)	(554)	36	21

Total Accumulated other comprehensive loss	$(4,705)	$(4,967)	$(815)	$(769)

	Alcoa Corporation		Noncontrolling interest
	Six months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Pension and other postretirement benefits (I)
Balance at beginning of period	$(2,283)	$(2,786)	$(46)	$(47)
Other comprehensive income:
Unrecognized net actuarial (loss) gain and prior service cost/benefit	(82)	76	(3)	3
Tax benefit (expense)	17	(2)	—	(1)
Total Other comprehensive (loss) income before reclassifications, net of tax	(65)	74	(3)	2
Amortization of net actuarial loss and prior service cost/benefit(1)	128	260	2	1
Tax expense(2)	(12)	(50)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(6)	116	210	2	1
Total Other comprehensive income (loss)	51	284	(1)	3
Balance at end of period	(2,232)	(2,502)	(47)	(44)

Foreign currency translation
Balance at beginning of period	(2,071)	(1,467)	(810)	(581)
Other comprehensive income (loss)(3)	18	(444)	6	(165)
Balance at end of period	(2,053)	(1,911)	(804)	(746)

Cash flow hedges (J)
Balance at beginning of period	(211)	(929)	31	51
Other comprehensive (loss) income:
Net change from periodic revaluations	(272)	404	33	(30)
Tax benefit (expense)	54	(68)	(10)	9
Total Other comprehensive (loss) income before reclassifications, net of tax	(218)	336	23	(21)
Net amount reclassified to earnings:
Aluminum contracts(4)	25	61	—	—
Financial contracts(5)	(32)	(20)	(25)	(13)
Foreign exchange contracts(4)	8	(1)	—	—
Sub-total	1	40	(25)	(13)
Tax benefit (expense)(2)	8	(1)	7	4
Total amount reclassified from Accumulated other comprehensive loss, net of tax(6)	9	39	(18)	(9)
Total Other comprehensive (loss) income	(209)	375	5	(30)
Balance at end of period	(420)	(554)	36	21

Total Accumulated other comprehensive loss	$(4,705)	$(4,967)	$(815)	$(769)

(1)	These amounts were included in the computation of net periodic benefit cost for pension and other postretirement benefits (see Note I).
(2)	These amounts were reported in Provision for income taxes on the accompanying Statement of Consolidated Operations.
(3)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.
(4)	These amounts were reported in Sales on the accompanying Statement of Consolidated Operations.
(5)	These amounts were reported in Cost of goods sold on the accompanying Statement of Consolidated Operations.
(6)

A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings. These amounts were reflected on the accompanying Statement of Consolidated Operations in the line items indicated in footnotes 1, 2, 4, and 5.

G. Investments – A summary of unaudited financial information for Alcoa Corporation’s equity investments is as follows (amounts represent 100% of investee financial information):

	Second quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Sales	$1,160	$1,367	$2,423	$2,620
Cost of goods sold	935	1,078	1,980	2,038
Net (loss) income	(29)	32	(77)	97

In December 2009, Alcoa Corporation invested in a joint venture related to the ownership and operation of an integrated aluminum complex (bauxite mine, alumina refinery, aluminum smelter, and rolling mill) in the Kingdom of Saudi Arabia.  The joint venture is owned 74.9% by Ma’aden and 25.1% by Alcoa Corporation, and originally consisted of three separate companies: MBAC, MAC, and MRC. Alcoa Corporation accounts for its investment in the joint venture under the equity method as one integrated investment asset, consistent with the terms of the joint venture agreement.

During the second quarter of 2019, Alcoa Corporation and Ma’aden amended the joint venture agreement that governs the operations of each of the three companies that comprise the joint venture. The amendment resulted in various changes (described in detail in Note C), effectively divesting the Company’s investment in MRC. The Company will retain its 25.1% minority interest in MBAC and MAC, and Ma’aden will continue to own a 74.9% interest.

H. Inventories

	June 30, 2019	December 31, 2018
Finished goods	$273	$346
Work-in-process	304	189
Bauxite and alumina	539	609
Purchased raw materials	501	529
Operating supplies	150	146
	$1,767	$1,819

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

The effects of the change in accounting principle from LIFO to average cost have been retrospectively applied to all periods presented. This change resulted in a favorable adjustment to Retained earnings of $205 and an unfavorable adjustment to Noncontrolling interest of $35 as of January 1, 2018.  In addition, certain financial statement line items in the Company’s Statement of Consolidated Operations, Statement of Consolidated Comprehensive Income, and Statement of Consolidated Cash Flows for the second quarter and the six months ended June 30, 2018 and Consolidated Balance Sheet as of December 31, 2018 were adjusted as follows:

	As Originally Reported	Effect of Change	As Adjusted
Statement of Consolidated Operations for the second quarter ended June 30, 2018:
Cost of goods sold	$2,632	$121	$2,753
Provision for income taxes	180	(22)	158
Net income	230	(99)	131
Net income attributable to noncontrolling interest	155	(34)	121
Net income attributable to Alcoa Corporation	75	(65)	10
Earnings per share attributable to Alcoa Corporation common shareholders:
Basic	$0.40	$(0.35)	$0.05
Diluted	0.39	(0.34)	0.05

Statement of Consolidated Comprehensive Income for the second quarter ended June 30, 2018:
Comprehensive loss	$(366)	$(99)	$(465)
Comprehensive loss attributable to noncontrolling interest	(4)	(34)	(38)
Comprehensive loss attributable to Alcoa Corporation	(362)	(65)	(427)

Statement of Consolidated Operations for the six months ended June 30, 2018:
Cost of goods sold	$5,013	$42	$5,055
Provision for income taxes	318	(9)	309
Net income	504	(33)	471
Net income attributable to noncontrolling interest	279	(13)	266
Net income attributable to Alcoa Corporation	225	(20)	205
Earnings per share attributable to Alcoa Corporation common shareholders:
Basic	$1.21	$(0.11)	$1.10
Diluted	1.19	(0.10)	1.09

Statement of Consolidated Comprehensive Income for the six months ended June 30, 2018:
Comprehensive income	$527	$(33)	$494
Comprehensive income attributable to noncontrolling interest	87	(13)	74
Comprehensive income attributable to Alcoa Corporation	440	(20)	420

Consolidated Balance Sheet as of December 31, 2018:
Inventories	$1,644	$175	$1,819
Prepaid expenses and other current assets	301	19	320
Retained earnings	341	229	570
Noncontrolling interest	2,005	(35)	1,970

Statement of Consolidated Cash Flows for the six months ended June 30, 2018:
Net income	$504	$(33)	$471
Deferred income taxes	(31)	(9)	(40)
(Increase) in inventories	(267)	42	(225)

The following table compares the amounts that would have been reported under LIFO with the amounts recorded under the average cost method in the Consolidated Financial Statements as of June 30, 2019 and for the six months then ended:

	As Computed under LIFO	As Reported under Average Cost	Effect of Change
Statement of Consolidated Operations for the second quarter ended June 30, 2019:
Cost of goods sold	$2,163	$2,189	$26
Provision for income taxes	119	116	(3)
Net loss	(270)	(293)	(23)
Net income attributable to noncontrolling interest	108	109	1
Net loss attributable to Alcoa Corporation	(378)	(402)	(24)
Earnings per share attributable to Alcoa Corporation common shareholders:
Basic	$(2.04)	$(2.17)	$(0.13)
Diluted	(2.04)	(2.17)	(0.13)

Statement of Consolidated Comprehensive Income for the second quarter ended June 30, 2019:
Comprehensive loss	$(140)	$(163)	$(23)
Comprehensive income attributed to noncontrolling interest	109	110	1
Comprehensive loss attributable to Alcoa Corporation	(249)	(273)	(24)

Statement of Consolidated Operations for the six months ended June 30, 2019:
Cost of goods sold	$4,391	$4,369	$(22)
Provision for income taxes	256	266	10
Net loss	(363)	(351)	12
Net income attributable to noncontrolling interest	235	250	15
Net loss attributable to Alcoa Corporation	(598)	(601)	(3)
Earnings per share attributable to Alcoa Corporation common shareholders:
Basic	$(3.22)	$(3.24)	$(0.02)
Diluted	(3.22)	(3.24)	(0.02)

Statement of Consolidated Comprehensive Income for the six months ended June 30, 2019:
Comprehensive loss	$(493)	$(481)	$12
Comprehensive income attributable to noncontrolling interest	245	260	15
Comprehensive loss attributable to Alcoa Corporation	(738)	(741)	(3)

Consolidated Balance Sheet as of June 30, 2019:
Inventories	$1,573	$1,767	$194
Prepaid expenses and other current assets	238	250	12
Retained deficit	(257)	(31)	226
Noncontrolling interest	1,984	1,964	(20)

Statement of Consolidated Cash Flows for the six months ended June 30, 2019:
Net loss	$(363)	$(351)	$12
Deferred income taxes	54	64	10
Decrease in inventories	75	53	(22)

I. Pension and Other Postretirement Benefits – The components of net periodic benefit cost were as follows:

	Second quarter ended June 30,		Six months ended June 30,
Pension benefits	2019	2018	2019	2018
Service cost	$12	$14	$24	$28
Interest cost(1)	56	55	112	114
Expected return on plan assets(1)	(82)	(82)	(163)	(172)
Recognized net actuarial loss(1)	42	52	84	107
Amortization of prior service cost(1)	2	2	3	4
Settlements(2)	—	167	—	167
Curtailments(2)	38	—	38	5
Net periodic benefit cost	$68	$208	$98	$253

	Second quarter ended June 30,		Six months ended June 30,
Other postretirement benefits	2019	2018	2019	2018
Service cost	$1	$1	$2	$2
Interest cost(1)	10	9	18	18
Recognized net actuarial loss(1)	2	4	5	7
Amortization of prior service benefit(1)	—	(1)	—	(1)
Curtailments(2)	—	—	—	(28)
Net periodic benefit cost	$13	$13	$25	$(2)

(1)	These amounts were reported in Other expenses, net on the accompanying Statement of Consolidated Operations (see Note N).
(2)	These amounts were reported in Restructuring and other charges, net on the accompanying Statements of Consolidated Operations (see Note C) and of Cash Flows.

In June 2019, the Company entered into a new, six-year collective bargaining agreement with the National Union of Aluminum Employees of Baie-Comeau. Under the agreement, all Canadian union employees that are participants in one of the Company’s defined benefit pension plans will cease accruing retirement benefits for future service effective January 1, 2021. This change will affect approximately 700 employees, who are targeted to be transitioned to a target benefit plan, where the funding risk is assumed by the employees. The Company will contribute approximately 12% of these participants’ eligible earnings on an annual basis. The Company will also contribute additional contributions of approximately $2 over a three-year period to improve the financial position of the newly established target benefit plan.  Participants already collecting benefits or who terminated with a vested benefit under the defined benefit pension plan are not affected by these changes.

This action resulted in the curtailment of benefits thereby requiring remeasurement, including an update to the discount rate used to determine benefit obligations, of the affected plan. The following table presents certain information and the financial impacts of this action on the accompanying Consolidated Financial Statements:

Number of affected plan participants	Weighted average discount rate as of December 31, 2018	Plan remeasurement date	Weighted average discount rate as of plan remeasurement date	Increase to accrued pension benefits liability	Curtailment charge(1)
~700	3.85%	May 31, 2019	3.15%	$52	$38

(1)

This amount represents the accelerated amortization of a portion of the existing prior service cost and was reclassified from Accumulated other comprehensive loss to Restructuring and other charges, net (see Note C) on the accompanying Statement of Consolidated Operations.

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

Several of Alcoa Corporation’s aluminum, energy, and foreign exchange contracts are classified as Level 1 or Level 2 under the fair value hierarchy. The total fair value of these derivative contracts recorded as assets and liabilities was $3 and $41, respectively, at June 30, 2019 and $2 and $54, respectively, at December 31, 2018. Certain of these contracts are designated as either fair value or cash flow hedging instruments. For the contracts designated as cash flow hedges, Alcoa Corporation recognized an unrealized gain of $5 and an unrealized loss of $3 in the 2019 second quarter and six-month period, respectively, and an unrealized loss of $55 and an unrealized gain of $13 in the 2018 second quarter and six-month period, respectively, in Other comprehensive (loss) income. Additionally, Alcoa Corporation reclassified a realized loss of $8 and $12 in the 2019 second quarter and six-month period, respectively, and $6 and $7 in the 2018 second quarter and six-month period, respectively, from Accumulated other comprehensive (loss) income to Sales.

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

In March 2019, Alcoa Corporation and the counterparty to the power contract described above entered into a new power contract which also contains an embedded derivative that indexes the price of power to the LME price of aluminum plus the Midwest premium. The embedded aluminum derivative is valued using the interrelationship of future metal prices (LME base plus Midwest premium) and the amount of megawatt hours of energy needed to produce the forecasted metric tons of aluminum at the smelter. An overall increase in actual LME price and the Midwest premium will result in a higher cost of power and a corresponding decrease to the derivative asset or increase to the derivative liability. The embedded derivative has been designated as a cash flow hedge of forward sales of aluminum. Unrealized gains and losses will be included in Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheet while realized gains and losses will be included in Sales on the accompanying Statement of Consolidated Operations.

The following table presents quantitative information related to the significant unobservable inputs for Level 3 derivative instruments:

	Fair value at June 30, 2019	Unobservable input	Range ($ in full amounts)
Assets:

Financial contract	132	Interrelationship of forward energy price and the Consumer Price Index and price of electricity beyond forward curve	Electricity: $73.85 per megawatt hour in 2019 to $53.33 per megawatt hour in 2021

Liabilities:

Embedded aluminum derivative	236	Interrelationship of LME price to the amount of megawatt hours of energy needed to produce the forecasted metric tons of aluminum	Aluminum: $1,782 per metric ton in 2019 to $2,373 per metric ton in 2027 Electricity: rate of 4 million megawatt hours per year

Embedded aluminum derivatives	275	Price of aluminum beyond forward curve

Aluminum: $2,473 per metric ton in October 2029 to $2,481 per metric ton in December 2029 (two contracts) and $2,772 per metric ton in 2036 (one contract)

Midwest premium: $0.1850 per pound in 2019, 2029 (two contracts) and 2036 (one contract)

Embedded aluminum derivative	-	Interrelationship of LME price to the amount of megawatt hours of energy needed to produce the forecasted metric tons of aluminum

Aluminum: $1,782 per metric ton in July 2019 to $1,800 per metric ton in September 2019

Midwest premium: $0.1850 per pound in July 2019 and to $0.1900 per pound in September 2019

Electricity: rate of 2 million megawatt hours per year

Embedded aluminum derivative	4	Interrelationship of LME price to overall energy price	Aluminum: $1,824 per metric ton in July 2019 to $1,847 per metric ton in December 2019

Embedded credit derivative	20	Estimated spread between the respective 30-year debt yield of Alcoa Corporation and the counterparty	3.19% (30-year debt yields: Alcoa Corporation – 6.94% (estimated) and counterparty – 3.75%)

The fair values of Level 3 derivative instruments recorded as assets and liabilities in the accompanying Consolidated Balance Sheet were as follows:

	June 30, 2019	December 31, 2018
Asset Derivatives
Derivatives designated as hedging instruments:
Fair value of derivative instruments – current:
Financial contract	$77	$70
Fair value of derivative instruments – noncurrent:
Embedded aluminum derivatives	—	41
Financial contract	55	42
Total derivatives designated as hedging instruments	132	153
Total Asset Derivatives	$132	$153
Liability Derivatives
Derivatives designated as hedging instruments:
Fair value of derivative instruments – current:
Embedded aluminum derivatives	$43	$46
Fair value of derivative instruments – noncurrent:
Embedded aluminum derivatives	472	218
Total derivatives designated as hedging instruments	515	264
Derivatives not designated as hedging instruments:
Fair value of derivative instruments – current:
Embedded aluminum derivative	—	5
Embedded credit derivative	4	4
Fair value of derivative instruments – noncurrent:
Embedded credit derivative	16	16
Total derivatives not designated as hedging instruments	20	25
Total Liability Derivatives	$535	$289

The following tables present a reconciliation of activity for Level 3 derivative instruments:

	Assets	Liabilities
Second quarter ended June 30, 2019	Financial contracts	Embedded aluminum derivatives	Embedded credit derivative
Balance at April 1, 2019	$137	$594	$21
Total gains or losses (realized and unrealized) included in:
Sales	—	(12)	—
Cost of goods sold	(17)	—	(2)
Other expenses, net	—	—	1
Other comprehensive income (loss)	14	(66)	—
Other	(2)	(1)	—
Balance at June 30, 2019	$132	$515	$20
Change in unrealized gains or losses included in earnings for derivative instruments held at June 30, 2019:
Other expenses, net	$—	$—	$1

	Assets		Liabilities
Six months ended June 30, 2019	Embedded aluminum derivatives	Financial contracts	Embedded aluminum derivatives	Embedded credit derivative
Opening balance – January 1, 2019	$41	$112	$269	$20
Total gains or losses (realized and unrealized) included in:
Sales	—	—	(25)	—
Cost of goods sold	—	(59)	—	(2)
Other expenses, net	—	—	(2)	2
Other comprehensive (loss) income	(41)	82	278	—
Other	—	(3)	(5)	—
Closing balance – June 30, 2019	$—	$132	$515	$20
Change in unrealized gains or losses included in earnings for derivative instruments held at June 30, 2019:
Other expenses, net	$—	$—	$(2)	$2

 In the first quarter of 2019, there was an expiration of an existing and an issuance of a new embedded aluminum derivative (see above). In the 2019 six-month period, there were no purchases, sales or settlements of Level 3 derivative instruments. Additionally, there were no transfers of derivative instruments into or out of Level 3.

Derivatives Designated As Hedging Instruments – Cash Flow Hedges

Alcoa Corporation has six Level 3 embedded aluminum derivatives and one Level 3 financial contract that have been designated as cash flow hedges.

At June 30, 2019 and December 31, 2018, these embedded aluminum derivatives hedge forecasted aluminum sales of 2,450 kmt and 2,508 kmt, respectively. Assuming market rates remain constant with the rates at June 30, 2019, a realized loss of $43 is expected to be recognized in Sales over the next 12 months. There was no ineffectiveness related to these six derivative instruments in the 2019 and 2018 second quarter and six-month periods.

At June 30, 2019 and December 31, 2018, the financial contract hedges forecasted electricity purchases of 5,129,784 and 6,348,276 megawatt hours, respectively. Assuming market rates remain consistent with the rates at June 30, 2019, a realized gain of $77 is expected to be recognized in Cost of goods sold over the next 12 months. There was no ineffectiveness related to this derivative instrument in the second quarter and six-month period of 2019.  The amount of hedge ineffectiveness related to this derivative instrument was not material in the 2018 second quarter and six-month period.

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

Other Financial Instruments

The carrying values and fair values of Alcoa Corporation’s other financial instruments were as follows:

	June 30, 2019		December 31, 2018
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$834	$834	$1,113	$1,113
Restricted cash	3	3	3	3
Long-term debt due within one year	1	1	1	1
Long-term debt, less amount due within one year	1,804	1,944	1,801	1,863

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

K. Income Taxes – Alcoa Corporation’s estimated annualized effective tax rate (AETR) for 2019 was 137.1% as of June 30, 2019.  This rate differs from the U.S. federal statutory rate of 21% primarily due to foreign income taxed in higher rate jurisdictions, as well as losses in countries with full valuation reserves resulting in no tax benefit.

	Six-months ended June 30,
	2019	2018
(Loss) income before income taxes	$(85)	$780
Estimated annualized effective tax rate	137.1%	40.1%
Income tax (benefit) expense	$(116)	$313
Unfavorable (favorable) tax impact related to losses in jurisdictions with no tax benefit	381	(4)
Discrete tax charge	1	—
Provision for income taxes	$266	$309

The Provision for income taxes for the 2019 six-month period includes a $60 charge resulting from the change in estimated AETR from 72.2% in the first quarter of 2019 to 137.1% in the second quarter of 2019. The change in estimated AETR is due primarily to fluctuating alumina and aluminum market prices that result in changes to the distribution of the (Loss) income before income taxes in the Company’s various tax jurisdictions, inclusive of those which receive no tax benefit from generated losses.

L. Leasing

As a result of adoption of ASU No. 2016-02, Leases, management recorded a right-of-use asset and lease liability, each in the amount of $201, on Alcoa Corporation’s Consolidated Balance Sheet as of January 1, 2019 for several types of operating leases, including land and buildings, alumina refinery process control technology, plant equipment, vehicles, and computer equipment.  These amounts are equivalent to the aggregate future lease payments on a discounted basis. The leases have remaining terms of one to 39 years.  The discount rate applied to these leases is the Company’s incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments, unless there is a rate implicit in the lease agreement. Lease expense for the three-months ended June 30, 2019, includes costs from operating leases of $20, short-term rental expense of $1 and variable lease payments of $5.  Lease expense for the six-months ended June 30, 2019, includes costs from operating leases of $39, short-term rental expense of $4 and variable lease payments of $8.  New leases of $7 were added during the three and six-months ended June 30, 2019.  The Company does not have material financing leases.

The following represents the aggregate right-of use assets and related lease obligations as of June 30, 2019:

Amounts recognized in the Consolidated Balance Sheet at June 30, 2019:
Properties, plants and equipment, net	$175
Other current liabilities	66
Other noncurrent liabilities and deferred credits	109
Total operating lease liabilities	$175

The weighted average lease term and weighted average discount rate as of June 30, 2019 were as follows:

Weighted average lease term
Operating leases	4.1 years
Weighted average discount rate
Operating leases	5.3%

The future cash flows related to the operating lease obligations as of June 30, 2019 were as follows:

Year Ending December 31,	Operating leases
2019 (excluding the six months ended June 30)	$41
2020	68
2021	51
2022	18
2023	10
Thereafter	22
Total lease payments (undiscounted)	210
Less: discount to net present value	(35)
Total	$175

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

Alcoa Corporation’s environmental remediation reserve balance reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated.  The following table details the changes in the carrying value of recorded environmental remediation reserves:

Balance at December 31, 2017	$294
Cash payments	(25)
Liabilities incurred	19
Reversals of previously recorded liabilities	(3)
Foreign currency translation and other	(5)
Balance at December 31, 2018	280
Cash payments	(10)
Liabilities incurred	2
Reversals of previously recorded liabilities	(1)
Balance at June 30, 2019	$271

At June 30, 2019 and December 31, 2018, the current portion of Alcoa Corporation’s environmental remediation reserve balance was $34 and $44, respectively. In the second quarter and six-month period of 2019, the Company incurred liabilities of $1 and $2, respectively, due to charges related to increases for ongoing monitoring and maintenance. These charges are recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations.

In the second quarter and six-month period of 2018 the remediation reserve was increased by $15 due to a charge of $9 related to the former Sherwin location (see below), a reversal of $2 related to the Portovesme location (unrelated to the Italy matter below), and a charge of $8 associated with several sites. Of the changes to the reserve in the second quarter and six-month period of 2018, a charge of $15 was recorded in Cost of goods sold and both a charge of $2 and a reversal of $2 were recorded in Restructuring and other charges, net on the accompanying Statement of Consolidated Operations.

The estimated timing of cash outflows on the environmental remediation reserve at June 30, 2019 is as follows:

2019	$21
2020 - 2024	130
Thereafter	120
Total	$271

Reserve balances at June 30, 2019 and December 31, 2018, associated with significant sites with active remediation underway or for future remediation were $208 and $214, respectively. In management’s judgment, the Company’s reserves are sufficient to satisfy the provisions of the respective action plans. Upon changes in facts or circumstances, a change to the reserve may be required. The Company’s significant sites include:

Pocos de Caldas, Brazil—Associated with the 2015 closure of the Alcoa Alumínio S.A. smelter in Pocos de Caldas, Brazil, an environmental remediation reserve was established for remediation of historic spent potlining storage and disposal areas. The final remediation plan is currently under review; such review could require the reserve balance to be adjusted.

Fusina and Portovesme, Italy—Alcoa Corporation’s subsidiary Alcoa Trasformazioni S.r.l. (Trasformazioni) has remediation projects underway for its closed smelter sites at Fusina (Italy) and Portovesme (Italy).  Cleanup plans at both sites have been approved by the Italian Ministry of Environment and Protection of Land and Sea (MOE). For the Fusina site, Trasformazioni began work on a soil remediation project in October 2017 and expects to complete the project in 2020.  Additionally, Trasformazioni agreed to make annual payments to MOE over a 10-year period, ending in 2022, for groundwater emergency containment and natural resource damages related to the Fusina site. For the Portovesme site, Trasformazioni began work on a soil remediation project in mid-2016 and expects it to be complete by the end of 2019. Additionally, Trasformazioni participates in a groundwater remediation project which will not have a final remedial design completed until mid-2020; such design conclusion may result in a change to the existing reserve for Portovesme.

Suriname—Associated with the 2017 closure of the Suralco refinery and bauxite mine, an environmental remediation reserve was established for treatment and disposal of refinery waste and soil remediation. The work began in 2017 and is expected to be completed at the end of 2025.

Hurricane Creek, Arkansas—The Company, through its subsidiaries, operated two mining areas and refineries near Hurricane Creek, Arkansas, before their closure in 1990. In accordance with regulations, the Company is responsible for ongoing monitoring and maintenance for water quality surrounding the mine areas and residue disposal areas.  In instances where the Company has ongoing monitoring and maintenance responsibilities, it is Alcoa Corporation’s policy is to maintain a reserve equal to five years of expected costs.

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

Other Sites—The Company is in the process of decommissioning various other plants in several countries. As a result, redeveloping these sites for reuse or returning the land to a natural state requires the performance of certain remediation activities. In aggregate, there are approximately 35 remediation projects planned or underway. These activities will be completed at various times in the future with the latest expected to be in 2026, after which ongoing monitoring and other activities may be required. At June 30, 2019 and December 31, 2018, the reserve balance associated with these activities was $63 and $66, respectively.

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

Brazil (AWAB)—In March 2013, AWAB was notified by the Brazilian Federal Revenue Office (RFB) that approximately $110 (R$220) of value added tax credits previously claimed are being disallowed and a penalty of 50% assessed. Of this amount, AWAB received $41 (R$82) in cash in May 2012. The value-added tax credits were claimed by AWAB for both fixed assets and export sales related to the Juruti bauxite mine and São Luís refinery expansion. The RFB has disallowed credits they allege belong to the consortium in which AWAB owns an interest and should not have been claimed by AWAB. Credits have also been disallowed as a result of challenges to apportionment methods used, questions about the use of the credits, and an alleged lack of documented proof. AWAB presented defense of its claim to the RFB on April 8, 2013. If AWAB is successful in this administrative process, the RFB would have no further recourse. If unsuccessful in this process, AWAB has the option to litigate at a judicial level. Separately from AWAB’s administrative appeal, in June 2015, new tax law was enacted repealing the provisions in the tax code that were the basis for the RFB assessing a 50% penalty in this matter. As such, the estimated range of reasonably possible loss for these matters is $0 to $57. It is management’s opinion that the allegations have no basis; however, at this time, the Company is unable to reasonably predict an outcome for this matter.

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

Sherwin: This matter sought to determine responsibility for remediation of environmental conditions at the Sherwin refinery site and related bauxite residue waste disposal areas (known as the Copano facility). In May 2018, Reynolds and Sherwin concluded a settlement agreement, which was accepted by the bankruptcy court in June 2018, that assigned to Reynolds all environmental liabilities associated with the Copano facility and assigned to Sherwin all environmental liabilities associated with the Sherwin refinery site. At June 30, 2019, the Company had a reserve of $38 for its share of environmental-related matters at Copano facility. (See Sherwin, Texas in Environmental Matters above.)

Gregory Power: In January 2016, Gregory Power delivered notice to Reynolds that Sherwin’s bankruptcy filing constitutes a breach of the ESA.  Since that time, various responses, complaints and motions have been actioned, including the addition of Allied Alumina LLC (Allied) to an amended complaint. (Sherwin operated as a subsidiary of Allied.) In May 2019, a settlement agreement was reached between Gregory Power, Allied and Reynolds in which all claims pending against the parties will be voluntarily dismissed.  The settlement is conditioned on the execution of various commercial agreements, which have been executed by the parties. On June 2, 2019, the Court entered a Stipulation of Dismissal, formally concluding the litigation. The settlement does not have an impact on the Consolidated Financial Statements.

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

Commitments

Investments

In December 2009, Alcoa Corporation invested in a joint venture related to the ownership and operation of an integrated aluminum complex (bauxite mine, alumina refinery, aluminum smelter, and rolling mill) in Saudi Arabia.  The joint venture is owned 74.9% by Ma’aden and 25.1% by Alcoa Corporation, and originally consisted of three separate companies: the MBAC, MAC, and MRC. Alcoa Corporation divested its ownership interest in MRC in the second quarter of 2019 as described in Note C. Alcoa Corporation accounts for its investment in the joint venture under the equity method as one integrated investment asset, consistent with the terms of the joint venture agreement. As of June 30, 2019 and December 31, 2018, the carrying value of Alcoa Corporation’s investment in this joint venture was $638 and $874, respectively.

         At the time of closing, MRC had project financing totaling $1,179, of which $296 represented Alcoa Corporation’s 25.1% interest in the rolling mill company prior to the divestiture.  Alcoa Corporation had issued guarantees (see below) to the lenders in the event of default on the debt service requirements by MRC through 2018 and 2021 (Ma’aden issued similar guarantees related to its 74.9% interest).  Alcoa Corporation’s guarantees for MRC covered total remaining debt service requirements of $50 in principal and up to a maximum of approximately $10 in interest per year (based on projected interest rates).  Previously, Alcoa Corporation issued similar guarantees related to the project financing of both MAC and MBAC.  In December 2017 and July 2018, MAC and MBAC, respectively, refinanced and/or amended all of their existing outstanding debt. The guarantees that were previously required of the Company related to both MAC and MBAC were effectively terminated.  At December 31, 2018, the combined fair value of the guarantees was $1, which was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. As part of Alcoa Corporation’s divestiture of MRC, the guarantee related to MRC was effectively terminated.

N. Other Expenses, Net

	Second quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Equity loss (income)	$15	$(3)	$27	$(1)
Foreign currency losses (gains), net	5	(30)	17	(27)
Net loss (gain) from asset sales	7	2	(1)	(3)
Net loss (gain) on mark-to-market derivative instruments (J)	—	6	—	(11)
Non-service costs – Pension & OPEB (I)	30	39	59	77
Other	(7)	(5)	(11)	(5)
	$50	$9	$91	$30

O. Subsequent Events

On June 26, 2019, management of the Aluminerie de Bécancour Inc. (ABI) smelter in Québec, Canada presented a final offer to the United Steelworkers for a new six-year labor agreement. The smelter, which is owned by Alcoa Corporation (74.95%) and Rio Tinto Alcan Inc. (25.05%), had been operating at reduced capacity since January 11, 2018 after union members rejected a proposed labor contract for hourly employees. On July 2, 2019, members of the United Steelworkers union in Québec approved the agreement and ABI announced a plan to begin the restart process on July 26, 2019. A recall of the approximately 900 unionized employees who had been on lockout will be completed in accordance with a specific back-to-work protocol, with those on lockout generally being recalled within eight months of the July 26, 2019 restart process commencement. The restart process is expected to be completed within the second quarter of 2020. The Company expects to record charges associated with the restart of approximately $40 to $50 (approximately $30 to $35 after-tax), each in the second half of 2019 and in the first half of 2020.

In January 2019, Alcoa Corporation reached an agreement with the workers’ representatives at the Avilés and La Coruña (Spain) aluminum facilities as part of the collective dismissal process announced in October 2018 and curtailed the smelters at these two locations in February 2019. As part of the agreement, the Company agreed to conduct a sale process to identify third parties with interest in acquiring the facilities and maintain the smelters in restart condition up to June 30, 2019. Through the sale process, PARTER, a private equity investment firm, was identified as a potential buyer for both of the Spanish facilities, inclusive of the smelters and casthouses at both facilities and the paste plant at La Coruña. Prior to the June 30, 2019 deadline, Alcoa Corporation agreed with the workers’ representatives to extend the timeline for the potential buyer to meet the financial conditions of a draft share purchase agreement by one week. On July 5, 2019, Alcoa Corporation signed a conditional share purchase agreement with PARTER for the purchase of these two facilities. The agreement was subject to PARTER meeting certain financial conditions prior to July 31, 2019 to support future operations. Prior to signing the conditional share purchase agreement with PARTER, Alcoa Corporation reached agreement with the workers’ representatives related to the potential transaction. If PARTER was not able to meet the financial conditions prior to July 31, 2019, the Company would have proceeded with the collective dismissal and social plan as of August 1, 2019.

As of July 31, 2019, PARTER was able to meet the financial conditions and the transaction has closed. Alcoa Corporation will record restructuring-related charges of approximately $135 in the third quarter of 2019 resulting from a cash contribution of $95 to PARTER per the agreement and a charge of approximately $40 to meet a working capital commitment and write-off of the remaining net book value of plants’ assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per-share amounts, average realized prices, and average cost amounts; dry metric tons in millions (mdmt); metric tons in thousands (kmt))

References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to ParentCo refer to Alcoa Inc., a Pennsylvania corporation, and its consolidated subsidiaries (through October 31, 2016, at which time it was renamed Arconic Inc. (Arconic)). On November 1, 2016 (the Separation Date), ParentCo separated into two standalone, publicly-traded companies, Alcoa Corporation and Arconic (the Separation Transaction). In connection with the Separation Transaction, as of October 31, 2016, the Company and Arconic entered into several agreements to affect the Separation Transaction, including a Separation and Distribution Agreement and a Tax Matters Agreement. See Overview in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II Item 7 of Alcoa Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018 for additional information.

As of January 1, 2019, the Company changed its accounting method for valuing certain inventories from last-in, first-out (LIFO) to average cost. The effects of the change in accounting principle have been retrospectively applied to all prior periods presented.

Results of Operations

Selected Financial Data:

	Second quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Sales	$2,711	$3,579	$5,430	$6,669
Net (loss) income attributable to Alcoa Corporation	$(402)	$10	$(601)	$205
Diluted (loss) earnings per share attributable to Alcoa Corporation common shareholders	$(2.17)	$0.05	$(3.24)	$1.09
Shipments of alumina (kmt)	3,369	3,316	6,670	6,789
Shipments of aluminum products (kmt)	724	853	1,433	1,647
Average realized price per metric ton of alumina	$376	$467	$381	$425
Average realized price per metric ton of primary aluminum	$2,167	$2,623	$2,193	$2,556

Net loss attributable to Alcoa Corporation was $402 in the second quarter of 2019 compared with net income of $10 in the second quarter of 2018. The decrease in results of $412 was principally related to lower alumina and metal prices, higher maintenance costs in the Alumina segment, and higher total Restructuring and other charges, net (see below). The unfavorable changes were partially offset by favorable product pricing and mix in the Alumina and Aluminum segments, higher volumes in the Alumina segment, favorable currency impacts of the Australian dollar and euro, and a lower Provision for income taxes.

Net loss attributable to Alcoa Corporation was $601 in the 2019 six-month period compared with net income attributable to Alcoa Corporation of $205 in the 2018 six-month period. The decrease in results of $806 was due to declining metal and alumina prices, unfavorable energy and higher Restructuring and other charges, net. These unfavorable changes were partially offset by favorable currency impacts of the Australian dollar and euro against the U.S. dollar, favorable product mix in the Alumina segment, and higher volumes, primarily in the Alumina segment.

Sales— Sales declined $868, or 24%, and $1,239, or 19%, in the second quarter and six-month period of 2019, respectively, compared with the same periods in 2018. The decrease for both periods was largely attributable to lower metal and alumina prices and lower metal trading volume. Compared with the 2018 periods, flat-rolled aluminum product sales were also lower due to the end of the tolling arrangement with Arconic in December 2018.

Cost of goods sold— As a percentage of Sales, Cost of goods sold was 80.7% in the second quarter of 2019 and 80.5% in the 2019 six-month period compared with 76.9% in the second quarter of 2018 and 75.8% in the 2018 six-month period. The 2019 percentages were negatively impacted by lower prices for alumina and aluminum products along with unfavorable energy and maintenance related expenses.

Selling, general administrative, and other expenses— Selling, general administrative, and other expenses increased by $4, or 6%, and $21, or 16%, in the second quarter and six-month period of 2019, respectively, compared with the corresponding periods in 2018 primarily due to higher consulting and information technology costs combined with costs to support the Spanish collective dismissal process. The 2019 six-month period also includes the unfavorable impact of the recording of a bad debt reserve against a Canadian customer receivable due to bankruptcy.

Provision for depreciation, depletion, and amortization— Provision for depreciation, depletion, and amortization decreased $18, or 9%, and $40, or 10%, in the second quarter and six-month period of 2019, respectively, compared with the corresponding periods in 2018. The decreases are primarily due to a group of assets related to ParentCo’s 1998 acquisition of Alumax reaching the end of their depreciable lives along with favorable foreign currency impacts on the US dollar, primarily against the Brazilian real and the Australian dollar.

Restructuring and other charges, net— In the second quarter and six-month period of 2019, Alcoa Corporation recorded Restructuring and other charges, net of $370 and $483, respectively, which were comprised of the following components: $5 and $108, respectively, for exit costs related to the curtailment of the Avilés and La Coruña smelters in Spain (see below); $38 (both periods) related to the curtailment of certain pension benefits (see Note I); $319 (both periods) related to the divestiture of Alcoa Corporation’s interest in the Ma’aden Rolling Company (MRC) (see below); $1 and $8, respectively, for closure costs related to a coal mine; and $7 and $10, respectively, for net charges related to various items.

In January 2019, Alcoa Corporation reached an agreement with the workers’ representatives at the Avilés and La Coruña (Spain) aluminum facilities as part of the collective dismissal process announced in October 2018 and curtailed the smelters at these two locations, with a combined remaining operating capacity of 124 kmt, in February 2019. As part of the agreement, the Company agreed to maintain the smelters in restart condition and conduct a sale process to identify third parties with interest in acquiring the facilities through June 30, 2019. The casthouse at each facility and the paste plant at La Coruña have remained in operation. On June 30, 2019, the Company was in the process of negotiating a draft agreement with a potential buyer, PARTER. Alcoa Corporation agreed with the workers’ representatives to extend the June 30, 2019 timeline by one week for PARTER to meet the financial conditions of the draft share purchase agreement. On July 5, 2019, Alcoa Corporation signed a conditional share purchase agreement with PARTER for the purchase of the two facilities. The agreement was subject to PARTER meeting certain financial conditions prior to July 31, 2019 to support future operations. Prior to signing the agreement with PARTER, Alcoa Corporation reached agreement with the workers’ representatives related to the potential transaction. See Note O to the Consolidated Financial Statements in Part I of this Form 10-Q for additional information.

Restructuring charges recorded in the first quarter of 2019 related to the collective dismissal process included asset impairments of $80, employee-related costs of $15 and contract termination costs of $8. Additional charges recorded in the first quarter included a $15 write down of remaining inventories to their net realizable value, which was recorded in Cost of goods sold, and $2 in miscellaneous charges recorded in Selling, general administrative, and other expenses on the Statement of Consolidated Operations in Part I Item 1 of this Form 10-Q. Restructuring charges recorded in the second quarter of 2019 related to this process are comprised of severance costs of $3 and other employee-related costs of $2.

In December 2009, Alcoa Corporation invested in a joint venture related to the ownership and operation of an integrated aluminum complex (bauxite mine, alumina refinery, aluminum smelter, and rolling mill) in the Kingdom of Saudi Arabia.  The joint venture is owned 74.9% by the Saudi Arabian Mining Company (known as Ma’aden) and 25.1% by Alcoa Corporation, and originally consisted of three separate companies as follows: the Ma’aden Bauxite and Alumina Company (MBAC; the bauxite mine and alumina refinery), the Ma’aden Aluminium Company (MAC; the aluminum smelter and casthouse), and MRC (the rolling mill). Alcoa Corporation accounts for its investment in the joint venture under the equity method as one integrated investment asset, consistent with the terms of the joint venture agreement. As of June 30, 2019 and December 31, 2018, the carrying value of Alcoa Corporation’s investment in this joint venture was $638 and $874, respectively.

In the second quarter of 2019, Alcoa Corporation and Ma’aden amended the joint venture agreement that governs the operations of each of the three companies that comprise the joint venture. Under the terms of the amended agreement:

•

Alcoa Corporation made a contribution to MRC in the amount of $100, along with Ma’aden’s earlier capital contribution of $100, to meet current MRC cash requirements, including paying certain amounts owed by MRC to MAC and Alcoa Corporation;

•	Alcoa Corporation and Ma’aden consented to the write-off of $235 of MRC’s delinquent payables to MAC;
•	Alcoa Corporation transferred its 25.1% interest in MRC to Ma’aden and, as a result, has no further direct or indirect equity interest in MRC;
•

Alcoa Corporation is released from all future MRC obligations, including Alcoa Corporation’s sponsor support of $296 of MRC debt (see Note M to the Consolidated Financial Statements in Part 1 Item 1 of this Form 10-Q) and its share of any future MRC cash requirements; and,

•

Alcoa Corporation and Ma’aden further defined MBAC and MAC shareholder rights, including the timing and determination of the amount of dividend payments of excess cash to the joint venture partners following required distributions to the commercial lenders of MBAC and MAC; among other matters.

The amendment also defines October 1, 2021 as the date after which Alcoa Corporation is permitted to sell all of its shares in both MBAC and MAC collectively, for which Ma’aden has a right of first refusal. The agreement further outlines that Alcoa Corporation’s call option and Ma’aden’s put option, relating to additional interests in the joint venture, are exercisable for a period of six-months after October 1, 2021.

The parties will maintain their commercial relationship, which includes Alcoa Corporation providing sales, logistics and customer technical services support for MRC products for the North American can sheet market. The Company will retain its 25.1% minority interest in MBAC and MAC, and Ma’aden will continue to own a 74.9% interest.

The $319 restructuring charge resulting from the MRC divestiture includes the write-off of Alcoa Corporation’s investment in MRC of $161, the cash contributions described above of $100, and the write-off of Alcoa Corporation’s share of MRC’s delinquent payables due to MAC of $59 that were forgiven as part of this transaction, which were partially offset by a gain of $1 resulting from the write-off of the fair value of debt guarantee.

In the second quarter and six-month period of 2018, Alcoa Corporation recorded Restructuring and other charges, net of $231 and $212, respectively, which were comprised of the following components: $167 and $144 (net), respectively, related to settlements and/or curtailments of certain pension and other postretirement employee benefits; $80 and $84, respectively, for additional costs related to the curtailed Wenatchee (Washington) smelter; a $15 net benefit in both periods related to the Portovesme (Italy) smelter; and a $1 net benefit in both periods for various items.

Alcoa Corporation does not include Restructuring and other charges, net in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

	Second quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Bauxite	$(1)	$—	$—	$—
Alumina	—	3	1	2
Aluminum	353	79	460	84
Segment total	352	82	461	86
Corporate	18	149	22	126
Total Restructuring and other charges, net	$370	$231	$483	$212

Other expenses, net— Other expenses, net was $50 in the second quarter of 2019 compared with $9 in the second quarter of 2018, and $91 in the 2019 six-month period compared with $30 in the 2018 six-month period. The unfavorable change of $41 in the second quarter of 2019 was largely attributable to the unfavorable change in foreign currency movements and an unfavorable change in Alcoa Corporation’s share of equity method investment earnings. The unfavorable impacts were partially offset by lower non-service costs related to pension and other postretirement employee benefit plans and a favorable change in mark-to-market impacts on derivative instruments.

The unfavorable change of $61 in the comparable six-month periods was largely attributed to the unfavorable change in foreign currency movements, an unfavorable change in Alcoa Corporation’s share of equity method investment earnings, and the absence of favorable changes in mark-to-market impacts on derivative instruments. The unfavorable impacts were partially offset by lower non-service costs related to pension and other postretirement employee benefits.

Provision for income taxes— Alcoa Corporation’s estimated AETR for 2019 was 137.1% as of June 30, 2019. This rate differs from the U.S. federal statutory rate of 21% primarily due to foreign income taxed in higher rate jurisdictions, as well as losses in countries with full valuation reserves resulting in no tax benefit. The Provision for income taxes generated for the 2019 six-month period includes a $60 charge resulting from the change in estimated AETR from 72.2% in the first quarter of 2019 to 137.1% in the second quarter of 2019. The change in estimated AETR is due primarily to fluctuating alumina and aluminum market prices that result in changes to the distribution of the (Loss) income before income taxes in the Company’s various tax jurisdictions, inclusive of those which receive no tax benefit from generated losses. In the third quarter of 2019, the Provision for income taxes is expected to reflect further impacts of fluctuating alumina and aluminum market prices on the estimated AETR.

Noncontrolling interest— Net income attributable to noncontrolling interest was $109 and $250, in the second quarter and six-month period of 2019, respectively, compared with $121 and $266, in the second quarter and six-month period of 2018, respectively. These amounts are entirely related to Alumina Limited’s 40% ownership interest in several affiliated operating entities, which own, have an interest in, or operate the bauxite mines and alumina refineries within Alcoa Corporation’s Bauxite and Alumina segments (except for the Poços de Caldas mine and refinery and a portion of the São Luís refinery, all in Brazil) and the Portland smelter (Aluminum segment) in Australia. These individual entities comprise an unincorporated global joint venture between Alcoa

Corporation and Alumina Limited known as Alcoa World Alumina and Chemicals (AWAC). Alcoa Corporation owns 60% of these individual entities, which are consolidated by the Company for financial reporting purposes and include Alcoa of Australia Limited (AofA), Alcoa World Alumina LLC, and Alcoa World Alumina Brasil Ltda. Alumina Limited’s 40% interest in the earnings of such entities is reflected as Noncontrolling interest on Alcoa Corporation’s Statement of Consolidated Operations.

In the second quarter and six-months ended 2019, these combined entities, particularly the Alumina segment entities, generated lower net income compared with the same periods in 2018. The unfavorable change in earnings was mostly driven by lower alumina prices (see Alumina under Segment Information below).

Segment Information

Bauxite

	Second quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Production(1) (mdmt)	11.3	11.3	23.2	22.5
Third-party shipments (mdmt)	1.5	1.6	2.7	2.7
Intersegment shipments (mdmt)	10.3	10.0	20.5	20.4
Total shipments (mdmt)	11.8	11.6	23.2	23.1
Third-party sales	$67	$77	$132	$124
Intersegment sales	246	226	482	475
Total sales	$313	$303	$614	$599
Segment Adjusted EBITDA	$112	$100	$238	$210
Operating costs(2)	$220	$223	$415	$429
Average cost per dry metric ton of bauxite	$19	$19	$18	$19

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

Bauxite production was flat in the second quarter of 2019 compared with the second quarter of 2018, and increased 3% for the six-month period of 2019 compared with the six-month period in 2018. Compared with the second quarter of 2018, the second quarter of 2019 had higher production at four of the segment’s seven mines, primarily at the Huntly (Australia) mine, offset by lower production, primarily at the Trombetas (Brazil) mine. The improvement from the 2018 six-month period to the 2019 six-month period is primarily attributable to the increase in production at the Huntly (Australia) mine due to planned production increases.

Third-party sales for the Bauxite segment decreased 13% and increased 6% in the second quarter and six-month period of 2019, respectively, compared with the corresponding periods in 2018. In the second quarter of 2019, the decrease was due to a decrease in volume combined with a lower realized price, primarily due to freight. The increase in the six-month period of 2019 was principally caused by an increase in the realized third-party price.

Intersegment sales increased 9% and 1% in the second quarter and six-month period of 2019, respectively, compared with the corresponding periods in 2018. The increase in the second quarter of 2019 was primarily driven by a higher realized price and higher volumes. The increase in the 2019 six-month period is primarily driven by higher volume and a slightly higher realized price.

Segment Adjusted EBITDA increased $12 and $28 in second quarter and six-month period of 2019, respectively, compared with the corresponding periods in 2018. The improvements in both periods were mainly the result of favorable foreign currency movements due to a stronger U.S. dollar against the Australian dollar and Brazilian real, combined with a higher average realized price for intersegment sales.

For the third quarter of 2019 in comparison with the third quarter of 2018, higher production at the Huntly (Australia) and Boké (Guinea) mines is projected, in addition to a higher intersegment realized price.

Alumina

	Second quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Production (kmt)	3,309	3,227	6,549	6,400
Third-party shipments (kmt)	2,299	2,285	4,628	4,661
Intersegment shipments (kmt)	1,070	1,031	2,042	2,128
Total shipments(1) (kmt)	3,369	3,316	6,670	6,789
Third-party sales	$864	$1,068	$1,761	$1,982
Intersegment sales	445	536	862	990
Total sales	$1,309	$1,604	$2,623	$2,972
Segment Adjusted EBITDA	$369	$638	$741	$1,030
Average realized third-party price per metric ton of alumina	$376	$467	$381	$425
Operating costs(2)	$925	$962	$1,848	$1,927
Average cost per metric ton of alumina	$275	$290	$277	$284

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

At June 30, 2019, the Alumina segment had 2,519 kmt of curtailed refining capacity on a base capacity of 15,064 kmt. Both curtailed capacity and base capacity were unchanged compared with June 30, 2018.

Alumina production increased by 3% in the second quarter of 2019 and 2% in the 2019 six-month period compared with the corresponding periods in 2018, principally due to stabilization of operations across the refining system.

Third-party sales for the Alumina segment decreased 19% in the second quarter of 2019 and 11% in the 2019 six-month period compared with the same periods in 2018. The decrease in both periods was mostly related to a 20% (second quarter) and 10% (six months) decline in average realized price. In the second quarter of 2019 the decline in average realized price was partially offset by a 2% increase in volume.  In the 2019 six-month period, a volume decreased 2% contributed to the decline in third-party sales. In both periods, the change in average realized price was principally driven by a 24% (second quarter) and 13% (six months) lower average alumina index price (on 30-day lag).

Intersegment sales declined 17% and 13% in the second quarter and six-month period of 2019, respectively, compared with the corresponding periods in 2018, primarily due to a lower average realized price and decreased demand from the Aluminum segment.  The decreased demand was partially caused by the curtailments of the Avilés (Spain), La Coruña (Spain) and Bécancour (Canada) smelters (see Aluminum below).

Segment Adjusted EBITDA decreased $269 and $289 in the second quarter and six-month period of 2019, respectively, compared with the same periods in 2018. The decline in both periods was largely attributable to the decline in average realized price, increased maintenance expenses due to equipment and process issues in Australia and the São Luís (Brazil) refinery and higher bauxite costs.  These impacts were partially offset by net favorable foreign currency movements due to a stronger U.S. dollar, particularly against the Australian dollar and lower unit costs for caustic soda.

For the third quarter of 2019 in comparison with the third quarter of 2018, an increase in production is expected with lower unit costs for caustic soda and an improvement in raw material consumption and maintenance activities. Higher bauxite costs are expected to reduce the impact of these favorable changes.

Aluminum

	Second quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Third-party aluminum shipments(1) (kmt)	724	853	1,433	1,647
Third-party sales	$1,757	$2,413	$3,492	$4,524
Intersegment sales	4	4	7	8
Total sales	$1,761	$2,417	$3,499	$4,532
Segment Adjusted EBITDA(2)	$3	$230	$(93)	$417

Primary aluminum information(3)
Production (kmt)	533	565	1,070	1,119
Third-party shipments(4) (kmt)	638	713	1,266	1,376
Third-party sales	$1,382	$1,870	$2,776	$3,517
Average realized third-party price per metric ton(5)	$2,167	$2,623	$2,193	$2,556
Total shipments(4) (kmt)	656	743	1,295	1,441
Operating costs(6)	$1,512	$1,789	$3,080	$3,415
Average cost per metric ton(2)	$2,305	$2,408	$2,378	$2,370

(1)	Third-party aluminum shipments are composed of both primary aluminum and flat-rolled aluminum.
(2)

As of January 1, 2019, the Company changed its accounting method for valuing certain inventories from LIFO to average cost. The effects of the change in accounting principle have been retrospectively applied to all prior periods presented.  As a result, Segment Adjusted EBITDA for Aluminum decreased $1 and increased $33 for the second quarter and six-month period of 2019, respectively, with the Average cost per metric ton of primary aluminum decreasing by $1 and $24 for the second quarter and six-month period of 2019, respectively, compared with the corresponding periods in 2018.

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

In January 2018, a lockout of the bargained hourly employees commenced at the Bécancour (Canada) smelter, as labor negotiations reached an impasse. Accordingly, management initiated a curtailment of two (207 kmt (Alcoa’s share)) of the three potlines at the smelter. Additionally, in December 2018, half (52 kmt (Alcoa Corporation’s share)) of the remaining operating potline being operated by salaried employees was curtailed. This additional curtailment was deemed necessary to ensure continued safety and maintenance due to recent retirements and departures among the salaried workforce. In July 2019, the final offer presented to the United Steelworkers was accepted and the plant plans to begin the restart process on July 26, 2019 (see Note O to the Consolidated Financial Statements in Part 1 Item 1 of this Form 10-Q).

In accordance with the previously announced plan of restarting three (161 kmt) of the five potlines at the Warrick (Indiana) smelter, Alcoa completed the restart of two potlines (108 kmt) in June 2018 and one other (53 kmt) in December 2018. The smelter capacity restarted directly supplies the existing rolling mill at the location improving efficiency of the integrated site and providing an additional source of metal to help meet an anticipated increase in production volumes.

In February 2019, the Company’s Avilés and La Coruña smelters, with a combined remaining operating capacity of 124 kmt, were curtailed and maintained in restart condition in the event that third parties had interest in acquiring the facilities. The casthouse at each facility and the paste plant at La Coruña have remained in operation since the announcement of the collective dismissal process in October 2018. As of July 31, 2019, PARTER acquired the facilities at these two locations, inclusive of the smelters and casthouse at each facility and the paste plant at La Coruña (see Note O to the Consolidated Financial Statements in Part 1 Item 1 of this Form 10-Q).

At June 30, 2019, the Aluminum segment had 1,040 kmt of idle smelting capacity on a base smelting capacity of 3,173 kmt. In comparison with June 30, 2018, idle capacity increased 124 kmt due to the full curtailments at the Spanish smelters and 52 kmt due to the half potline curtailment at the Bécancour (Canada) smelter. The idle capacity increases were offset by a decrease of 53 kmt due to the partial restart of Warrick (Indiana) smelting capacity.

Primary aluminum production decreased 6% and 4% in the second quarter and six-month period of 2019, respectively, compared with the corresponding periods in 2018, principally due to the capacity changes discussed above.

Third-party sales for the Aluminum segment decreased 27% and 23% in the second quarter and six-month period of 2019, respectively, compared with the corresponding periods in 2018. The decrease was primarily attributable to a reduction in metal price and a decrease in overall aluminum volume. The change in average realized price of primary aluminum was mainly driven by a 19% (second quarter) 17% (six months) lower average LME price (on 15-day lag) combined with a decrease in the Europe regional premium in the six-month period ended June 30, 2019.

The lower overall volume was primarily the result of a decline in flat-rolled aluminum shipments caused by the end of the tolling arrangement with Arconic in December 2018, the curtailments at the Spanish smelters (Avilés and La Coruña), and the half potline curtailment at the Bécancour (Canada) smelter.

Segment Adjusted EBITDA decreased $227 and $510 in the second quarter and six-month period of 2019, respectively, compared with the corresponding periods in 2018. The decline in the second quarter of 2019 was mainly related to lower metal prices which were partially offset by favorable foreign currency movements due to a stronger U.S. dollar, mainly against the euro, higher energy sales prices in Brazil, and slightly lower costs for alumina and carbon materials. The decline in the 2019 six-month period was mainly related to lower metal prices, a lower regional premium in Europe, higher raw material and energy costs, and Section 232 tariffs, further impacted by the establishment of a bad debt reserve against a Canadian customer receivable in the first quarter of 2019.

In the third quarter of 2019 compared with the third quarter of 2018, lower alumina costs, lower costs related aluminum imported from Canada resulting from the exemption of Section 232 tariffs, and improved results related to the Spanish smelter curtailments are expected. Additionally, lower Brazil hydro prices are expected to be partially offset by an increase in performance in the rolling business.

Reconciliation of Certain Segment Information

Reconciliation of Total Segment Third-Party Sales to Consolidated Sales

	Second quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Bauxite	$67	$77	$132	$124
Alumina	864	1,068	1,761	1,982
Aluminum:
Primary aluminum	1,382	1,870	2,776	3,517
Other(1)	375	543	716	1,007
Total segment third-party sales	2,688	3,558	5,385	6,630
Other	23	21	45	39
Consolidated sales	$2,711	$3,579	$5,430	$6,669

(1)

Other includes third-party sales of flat-rolled aluminum and energy, as well as realized gains and losses related to embedded derivative instruments designated as cash flow hedges of forward sales of aluminum.

Reconciliation of Total Segment Operating Costs to Consolidated Cost of Goods Sold

	Second quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Bauxite	$220	$223	$415	$429
Alumina	925	962	1,848	1,927
Primary aluminum	1,512	1,789	3,080	3,415
Other(1)	362	520	727	953
Total segment operating costs	3,019	3,494	6,070	6,724
Eliminations(2)	(694)	(614)	(1,436)	(1,397)
Provision for depreciation, depletion, amortization(3)	(166)	(184)	(330)	(371)
Other(4)	30	57	65	99
Consolidated cost of goods sold	$2,189	$2,753	$4,369	$5,055

(1)	Other largely relates to the Aluminum segment’s flat-rolled aluminum product division.
(2)	This line item represents the elimination of cost of goods sold related to intersegment sales between Bauxite and Alumina and between Alumina and Aluminum.
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

Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net (Loss) Income Attributable to Alcoa Corporation

	Second quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Total segment Adjusted EBITDA(1)	$484	$968	$886	$1,657
Unallocated amounts:
Transformation(2)	3	(1)	5	(3)
Intersegment eliminations(1),(3)	(1)	(152)	85	(76)
Corporate expenses(4)	(28)	(26)	(52)	(53)
Provision for depreciation, depletion, and amortization	(174)	(192)	(346)	(386)
Restructuring and other charges, net	(370)	(231)	(483)	(212)
Interest expense	(30)	(32)	(60)	(58)
Other expenses, net	(50)	(9)	(91)	(30)
Other(5)	(11)	(36)	(29)	(59)
Consolidated income before income taxes	(177)	289	(85)	780
Provision for income taxes	(116)	(158)	(266)	(309)
Net income attributable to noncontrolling interest	(109)	(121)	(250)	(266)
Consolidated net (loss) income attributable to Alcoa Corporation	$(402)	$10	$(601)	$205

(1)

As of January 1, 2019, the Company changed its accounting method for valuing certain inventories from LIFO to average cost. The effects of the change in accounting principle have been retrospectively applied to all prior periods presented. As a result, in the second quarter and six-month period of 2018, Total Segment Adjusted EBITDA decreased $1 and increased $33, respectively, and Intersegment eliminations decreased $120 and $75, respectively.

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

Environmental Matters

See the Environmental Matters section of Note M to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Cash from Operations

Cash provided from operations was $250 in the 2019 six-month period compared with cash used for operations of $375 in the same period of 2018, resulting in an increase in cash provided of $625. The increase in cash from operations was mainly due to the following:

•	a favorable change of $542 in certain working capital accounts (receivables, inventories, and accounts payable, trade);
•

a favorable change of $637 from lower pension contributions, including the absence of $605 in unscheduled, discretionary payments made in the second quarter of 2018 which were primarily funded with net proceeds from the May 2018 debt issuance discussed below;

•

a positive change of $74 resulting from the non-recurrence of a payment made in the first quarter of 2018 related to a legacy legal matter with the U.S. government assumed by the Company in the Separation Transaction;

•	a positive change of $62 resulting from the non-recurrence of a payment made in the second quarter of 2018 related to a provision of the electricity supply agreement for the Wenatchee smelter;
•	a positive change of $85 related to the monetization of value-added tax at foreign locations;
•	a positive change of $18 resulting from the non-recurrence of payment made in the second quarter of 2018 for the settlement of a legal matter in Italy; and,
•	a favorable change of $18 related to asset retirement obligations; offset by,
•

an unfavorable change of $405 from the reduction in net income ($822) net of the change in non-cash items ($417). The increase in non-cash items are primarily attributable to Restructuring and other charges, net for the divestiture of investment in MRC, and the curtailment in February of the two Spanish smelters, in addition to the provision for bad debt expense due to a Canadian customer bankruptcy during the first quarter of 2019; and,

•

an unfavorable change in taxes, including income taxes, of $443. The decrease includes $285 related to higher tax payments made in the 2019 six-month period compared with the 2018 six-month period, inclusive of a large payment made by AofA in the second quarter of 2019 related to the 2018 tax year. The remaining unfavorable change is due to the consumption of taxes and deferred tax balances.

Financing Activities

Cash used for financing activities was $270 in the 2019 six-month period, a decrease of $556 compared with cash provided from financing activities of $286 in the corresponding period of 2018.

The use of cash in the 2019 six-month period was primarily the result of $286 in net distributions paid to Alumina Limited (see Noncontrolling interest in Results of Operations above).

The source of cash in the 2018 six-month period was primarily the result of $553 in additions to debt, virtually all of which was related to $492 in net proceeds from the issuance of new senior debt securities (see below) and $60 in borrowings under an existing term loan by AofA, partially offset by $276 in net distributions paid to Alumina Limited (see Noncontrolling interest in Results of Operations above).

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

On May 1, 2019, Fitch Ratings (Fitch) reaffirmed a BB+ rating for Alcoa Corporation’s long-term debt. Additionally, Fitch revised the current outlook to stable from positive.

Investing Activities

Cash used for investing activities was $258 in the 2019 six-month period compared with $174 in the 2018 six-month period, resulting in a decrease in cash used of $84.

In the 2019 six-month period, the use of cash was largely attributable to $158 in capital expenditures, composed of $112 in sustaining projects and $46 in return-seeking projects, and additions to investments of $111, partially offset by proceeds from the sale of assets of $11.

In the 2018 six-month period, the use of cash was mainly due to $169 in capital expenditures, composed of $130 in sustaining and $39 in return-seeking projects.

Recently Adopted and Recently Issued Accounting Guidance

See Note B to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Dissemination of Company Information

Alcoa Corporation intends to make future announcements regarding company developments and financial performance through the website, www.alcoa.com.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

See the Derivatives and Other Financial Instruments section of Note J to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Alcoa Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the U.S. Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective as of June 30, 2019.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the second quarter of 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Gregory Power: In January 2016, Gregory Power Partners (Gregory Power) delivered notice to Reynolds Metals Company (Reynolds, a subsidiary of Alcoa Corporation) that Sherwin Alumina Company, LLC’s (Sherwin) bankruptcy filing constitutes a breach of the Energy Services Agreement (ESA).  Since that time, various responses, complaints and motions have been actioned, including the addition of Allied Alumina LLC (Allied) to an amended complaint. (Sherwin operated as a subsidiary of Allied.) In May 2019, a settlement agreement was reached between Gregory Power, Allied and Reynolds in which all claims pending against the parties will be voluntarily dismissed. The settlement is conditioned on the execution of various commercial agreements, which have been executed by the parties. On June 2, 2019, the Court entered a Stipulation of Dismissal, formally concluding the litigation.

For additional information on legal proceedings, see Legal Proceedings in Part 1 Item 3 of Alcoa Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018 and Note M to the Consolidated Financial Statements in Part 1 Item 1 of this Form 10-Q.

Item 4. Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of U.S. Securities and Exchange Commission Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this report.

Item 6. Exhibits.

10.1	Framework Agreement, dated June 26, 2019, between Saudi Arabian Mining Company (Ma’aden) and Alcoa Corporation(1)

10.2

Amendment and Restatement Deed dated June 26, 2019 relating to the Aluminium Project Framework Shareholders’ Agreement originally dated December 20, 2009, between Saudi Arabian Mining Company (Ma’aden) and Alcoa Corporation(1)

10.3	Amendment and Restatement of the Aluminium Project Framework Shareholders’ Agreement, dated on or about October 2016, between Saudi Arabian Mining Company (Ma’aden) and Alcoa Inc.(1)

10.4	Novation Agreement relating to Framework Shareholders Agreement, dated December 24, 2016, between Saudi Arabian Mining Company (Ma’aden) and Arconic Inc. and Alcoa Corporation

10.5	Letter Agreement, dated July 3, 2019, between Tómas M. Sigurðsson and Alcoa Corporation

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.1	Mine Safety Disclosure

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Certain schedules and appendices have been omitted pursuant to Item 601(a)(5) of Regulation S-K promulgated by the SEC. The Company agrees to furnish a supplemental copy of any omitted schedule or appendix to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alcoa Corporation

July 31, 2019	By /s/ WILLIAM F. OPLINGER
Date	William F. Oplinger
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

July 31, 2019	By /s/ MOLLY S. BEERMAN
Date	Molly S. Beerman
Vice President and Controller
(Principal Accounting Officer)