Form 10-Q
period 2019-09-30
Alcoa Corp
filed 2019-10-31
CIK 1675149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

As of October 29, 2019, 185,572,917 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

000

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	Third quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Sales (D)	$2,567	$3,390	$7,997	$10,059
Cost of goods sold (exclusive of expenses below) (H)	2,120	2,485	6,489	7,540
Selling, general administrative, and other expenses	66	58	218	189
Research and development expenses	7	7	21	24
Provision for depreciation, depletion, and amortization	184	173	530	559
Restructuring and other charges, net (C)	185	177	668	389
Interest expense	30	33	90	91
Other expenses, net (N)	27	2	118	32
Total costs and expenses	2,619	2,935	8,134	8,824
(Loss) income before income taxes	(52)	455	(137)	1,235
Provision for income taxes	95	260	361	569
Net (loss) income	(147)	195	(498)	666
Less: Net income attributable to noncontrolling interest	74	201	324	467
NET (LOSS) INCOME ATTRIBUTABLE TO ALCOA CORPORATION	$(221)	$(6)	$(822)	$199
EARNINGS PER SHARE ATTRIBUTABLE TO ALCOA CORPORATION COMMON SHAREHOLDERS (E):
Basic	$(1.19)	$(0.03)	$(4.43)	$1.07
Diluted	$(1.19)	$(0.03)	$(4.43)	$1.06

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income (unaudited)

(in millions)

	Alcoa Corporation		Noncontrolling interest		Total
	Third quarter ended September 30,		Third quarter ended September 30,		Third quarter ended September 30,
	2019	2018	2019	2018	2019	2018
Net (loss) income (H)	$(221)	$(6)	$74	$201	$(147)	$195
Other comprehensive (loss) income, net of tax (F):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	19	398	(6)	4	13	402
Foreign currency translation adjustments	(224)	(142)	(75)	(54)	(299)	(196)
Net change in unrecognized gains/losses on cash flow hedges	61	(29)	(3)	5	58	(24)
Total Other comprehensive (loss) income, net of tax	(144)	227	(84)	(45)	(228)	182
Comprehensive (loss) income	$(365)	$221	$(10)	$156	$(375)	$377

	Alcoa Corporation		Noncontrolling interest		Total
	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018	2019	2018
Net (loss) income (H)	$(822)	$199	$324	$467	$(498)	$666
Other comprehensive (loss) income, net of tax (F):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	70	682	(7)	7	63	689
Foreign currency translation adjustments	(206)	(586)	(69)	(219)	(275)	(805)
Net change in unrecognized gains/losses on cash flow hedges	(148)	346	2	(25)	(146)	321
Total Other comprehensive (loss) income, net of tax	(284)	442	(74)	(237)	(358)	205
Comprehensive (loss) income	$(1,106)	$641	$250	$230	$(856)	$871

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents (J)	$841	$1,113
Receivables from customers	596	830
Other receivables	228	173
Inventories (H)	1,649	1,819
Fair value of derivative instruments (J)	84	73
Prepaid expenses and other current assets (H)	245	320
Total current assets	3,643	4,328
Properties, plants, and equipment	21,456	21,807
Less: accumulated depreciation, depletion, and amortization	13,527	13,480
Properties, plants, and equipment, net	7,929	8,327
Investments (G & M)	1,114	1,360
Deferred income taxes	560	560
Fair value of derivative instruments (J)	47	82
Other noncurrent assets	1,377	1,475
Total assets	$14,670	$16,132
LIABILITIES
Current liabilities:
Accounts payable, trade	$1,418	$1,663
Accrued compensation and retirement costs	404	400
Taxes, including income taxes	81	426
Fair value of derivative instruments (J)	67	82
Other current liabilities	484	347
Long-term debt due within one year (J)	1	1
Total current liabilities	2,455	2,919
Long-term debt, less amount due within one year (J)	1,805	1,801
Accrued pension benefits (I)	1,389	1,407
Accrued other postretirement benefits (I)	820	868
Asset retirement obligations	491	529
Environmental remediation (M)	238	236
Fair value of derivative instruments (J)	425	261
Noncurrent income taxes	299	301
Other noncurrent liabilities and deferred credits	338	222
Total liabilities	8,260	8,544
CONTINGENCIES AND COMMITMENTS (M)
EQUITY
Alcoa Corporation shareholders’ equity:
Common stock	2	2
Additional capital	9,638	9,611
Retained (deficit) earnings (H)	(252)	570
Accumulated other comprehensive loss (F)	(4,849)	(4,565)
Total Alcoa Corporation shareholders’ equity	4,539	5,618
Noncontrolling interest (H)	1,871	1,970
Total equity	6,410	7,588
Total liabilities and equity	$14,670	$16,132

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Nine Months Ended September 30,
	2019	2018
CASH FROM OPERATIONS
Net (loss) income (H)	$(498)	$666
Adjustments to reconcile net (loss) income to cash from operations:
Depreciation, depletion, and amortization	530	559
Deferred income taxes (H)	59	(16)
Equity earnings, net of dividends	12	(11)
Restructuring and other charges, net (C)	668	389
Net gain from investing activities – asset sales (N)	(6)	—
Net periodic pension benefit cost (I)	90	115
Stock-based compensation	29	29
Provision for bad debt expense	21	—
Other	19	(64)
Changes in assets and liabilities, excluding effects of divestitures and foreign currency translation adjustments:
Decrease (Increase) in receivables	127	(209)
Decrease (Increase) in inventories (H)	111	(286)
Decrease in prepaid expenses and other current assets	70	3
(Decrease) in accounts payable, trade	(199)	(135)
(Decrease) in accrued expenses	(147)	(288)
(Decrease) Increase in taxes, including income taxes	(344)	248
Pension contributions (I)	(67)	(940)
(Increase) in noncurrent assets	(24)	(89)
(Decrease) in noncurrent liabilities	(27)	(58)
CASH PROVIDED FROM (USED FOR) OPERATIONS	424	(87)
FINANCING ACTIVITIES
Additions to debt (original maturities greater than three months)	—	553
Payments on debt (original maturities greater than three months)	—	(105)
Proceeds from the exercise of employee stock options	2	23
Contributions from noncontrolling interest	41	109
Distributions to noncontrolling interest	(388)	(566)
Other	(6)	(8)
CASH (USED FOR) PROVIDED FROM FINANCING ACTIVITIES	(351)	6
INVESTING ACTIVITIES
Capital expenditures	(245)	(251)
Proceeds from the sale of assets	23	—
Additions to investments	(112)	(6)
CASH USED FOR INVESTING ACTIVITIES	(334)	(257)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(11)	(1)
Net change in cash and cash equivalents and restricted cash	(272)	(339)
Cash and cash equivalents and restricted cash at beginning of year	1,116	1,365
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$844	$1,026

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Changes in Consolidated Equity (unaudited)

(in millions)

	Alcoa Corporation shareholders
	Common stock	Additional capital	Retained earnings (deficit)	Accumulated other comprehensive loss	Non- controlling interest	Total equity
Third quarter ended September 30, 2018
Balance at June 30, 2018	$2	$9,650	$524	$(4,967)	$2,036	$7,245
Net (loss) income	—	—	(6)	—	201	195
Other comprehensive income (loss) (F)	—	—	—	227	(45)	182
Stock-based compensation	—	9	—	—	—	9
Common stock issued: compensation plans	—	1	—	—	—	1
Distributions	—	—	—	—	(181)	(181)
Other	—	(4)	—	—	15	11
Balance at September 30, 2018	$2	$9,656	$518	$(4,740)	$2,026	$7,462

Third quarter ended September 30, 2019
Balance at June 30, 2019	$2	$9,629	$(31)	$(4,705)	$1,964	$6,859
Net (loss) income	—	—	(221)	—	74	(147)
Other comprehensive loss (F)	—	—	—	(144)	(84)	(228)
Stock-based compensation	—	8	—	—	—	8
Common stock issued: compensation plans	—	1	—	—	—	1
Contributions	—	—	—	—	20	20
Distributions	—	—	—	—	(102)	(102)
Other	—	—	—	—	(1)	(1)
Balance at September 30, 2019	$2	$9,638	$(252)	$(4,849)	$1,871	$6,410

Nine months ended September 30, 2018
Balance at December 31, 2017	$2	$9,590	$318	$(5,182)	$2,240	$6,968
Net income	—	—	199	—	467	666
Other comprehensive income (loss) (F)	—	—	—	442	(237)	205
Stock-based compensation	—	29	—	—	—	29
Common stock issued: compensation plans	—	23	—	—	—	23
Contributions	—	—	—	—	109	109
Distributions	—	—	—	—	(566)	(566)
Other	—	14	1	—	13	28
Balance at September 30, 2018	$2	$9,656	$518	$(4,740)	$2,026	$7,462

Nine months ended September 30, 2019
Balance at December 31, 2018	$2	$9,611	$570	$(4,565)	$1,970	$7,588
Net (loss) income	—	—	(822)	—	324	(498)
Other comprehensive loss (F)	—	—	—	(284)	(74)	(358)
Stock-based compensation	—	29	—	—	—	29
Common stock issued: compensation plans	—	2	—	—	—	2
Contributions	—	—	—	—	41	41
Distributions	—	—	—	—	(388)	(388)
Other	—	(4)	—	—	(2)	(6)
Balance at September 30, 2019	$2	$9,638	$(252)	$(4,849)	$1,871	$6,410

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

References in these Notes to ParentCo refer to Alcoa Inc., a Pennsylvania corporation, and its consolidated subsidiaries through October 31, 2016, at which time it was renamed Arconic Inc. (Arconic). On November 1, 2016 (the Separation Date), ParentCo separated into two standalone, publicly-traded companies, Alcoa Corporation and Arconic (the Separation Transaction). In connection with the Separation Transaction, as of October 31, 2016, the Company and Arconic entered into several agreements to effect the Separation Transaction, including a Separation and Distribution Agreement and a Tax Matters Agreement. See Note A to the Consolidated Financial Statements in Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018 for additional information.

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

Alcoa Corporation’s adoption of the following accounting guidance in 2019 did not have a material impact on the Company’s Consolidated Financial Statements:

Accounting Standards Update

2018-01 Leases: Land Easement Practical Expedient for Transition

2018-02 Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

2018-07 Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software. This ASU aligns the accounting for cloud computing implementation costs with that of costs to develop or obtain internal-use software, meaning such costs that are part of the application development stage are capitalized as an asset and amortized over the term of the arrangement, otherwise, such costs are expensed as incurred. It also clarifies the classification of amounts related to capitalized implementation costs in the financial statements.  This guidance becomes effective for Alcoa Corporation on January 1, 2020, with early adoption permitted. Management has completed our assessment of the impact related to this guidance and concluded that the adoption of this guidance will not have a material impact on the Company’s Consolidated Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses. This ASU added a new impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes an allowance for its estimate of expected credit losses and applies to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. These changes become effective for Alcoa Corporation on January 1, 2020. Management is finalizing our assessment of the impact of these changes on the Company’s Consolidated Financial Statements but does not expect a material impact from the adoption of this guidance, as our current loss models incorporate both historic and forward-looking information.

C. Restructuring and Other Charges, Net – In the third quarter and nine-month period of 2019, Alcoa Corporation recorded Restructuring and other charges, net, of $185 and $668, respectively, which were comprised of the following components: $134 and $242, respectively, for exit costs related to the smelter curtailment and subsequent divestiture of the Avilés and La Coruña facilities in Spain (see below); $37 (both periods) for employee termination and severance costs related to the implementation of the new operating model (see below); $5 (both periods) related to settlements of certain pension benefits (Note I); $38 (nine-month period only) related to the curtailment of certain pension benefits (see Note I); $319 (nine-month period only) related to the divestiture of Alcoa Corporation’s interest in the Ma’aden Rolling Company (MRC) (see below); $1 and $9, respectively, for closure costs related to a coal mine; and $8 and $18, respectively, for net charges related to various other items.

In September 2019, Alcoa Corporation announced the implementation of a new operating model that will result in a leaner, more integrated, operator-centric organization. Effective November 1, 2019, the new operating model eliminates the business unit structure, consolidates sales, procurement and other commercial capabilities at an enterprise level, and streamlines the Executive Team from 12 to seven direct reports to the Chief Executive Officer. The new structure will reduce overhead with the intention of promoting operational and commercial excellence, and increasing connectivity between the Company’s plants and leadership. As a result of the new operating model, Alcoa Corporation recorded a charge of $37 related to employee termination and severance costs for approximately 260 employees company-wide. The restructuring actions are anticipated to be complete by the end of the first quarter 2020, with cash outlays estimated through March 31, 2020.

In January 2019, Alcoa Corporation reached an agreement with the workers’ representatives at the Avilés and La Coruña (Spain) aluminum facilities as part of the collective dismissal process announced in October 2018 and curtailed the smelters at these two locations, with a combined remaining operating capacity of 124 kmt, in February 2019. As part of the agreement, the Company agreed to conduct a sale process to identify third parties with interest in acquiring the facilities and to maintain the smelters in restart condition up to June 30, 2019. Through the sale process, PARTER Capital Group AG (PARTER), a private equity investment firm, was identified as a potential buyer for both of the Spanish facilities, inclusive of the smelters and casthouses at both facilities and the paste plant at La Coruña. Prior to the June 30, 2019 deadline, Alcoa Corporation agreed with the workers’ representatives to extend the timeline for the potential buyer to meet the financial conditions of a draft share purchase agreement by one week. On July 5, 2019, Alcoa Corporation signed a conditional share purchase agreement with PARTER for the purchase of these two facilities, which was subject to PARTER meeting certain financial conditions prior to July 31, 2019 to support the facilities future operations. Prior to signing the conditional share purchase agreement with PARTER, Alcoa Corporation reached agreement with the workers’ representatives related to the potential transaction. If PARTER was not able to meet the financial conditions prior to July 31, 2019, the Company would have proceeded with the collective dismissal and social plan as of August 1, 2019.

As of July 31, 2019, PARTER met the financial conditions and the transaction has closed. Alcoa Corporation recorded Restructuring and other charges, net, of $134 in the third quarter of 2019 resulting from financial contributions of up to $95 to PARTER per the agreement and a charge of $39 to meet a working capital commitment and write-off the remaining net book value of the plants’ assets. Cash outflows at the close of the transaction were $37 with the remaining financial contributions of $80 to be paid in quarterly installments through the second quarter of 2021.

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

The parties will maintain their commercial relationship, which includes Alcoa Corporation providing sales, logistics and customer technical services support for MRC products for the North American can sheet market. The Company will retain its 25.1% minority interest in MBAC and MAC, and Ma’aden will continue to own a 74.9% interest. As of September 30, 2019 and December 31, 2018, the carrying value of Alcoa Corporation’s investment in this joint venture was $615 and $874, respectively.

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

In the third quarter and nine-month period of 2018, Alcoa Corporation recorded Restructuring and other charges, net of $177 and $389, respectively, which were comprised of the following components: $174 and $318, respectively, related to settlements and/or curtailments of certain pension and other postretirement employee benefits; $2 and $86, respectively, for costs related to the energy supply agreement at the curtailed Wenatchee (Washington) smelter, including $73 (nine-month period only) associated with management’s decision not to restart the fully curtailed Wenatchee smelter within the term provided in the energy supply agreement; a $15 net benefit (nine-month period only) for settlement of matters related to the Portovesme (Italy) smelter; and a $1 net charge (third quarter only) for miscellaneous items.

Alcoa Corporation does not include Restructuring and other charges, net in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

	Third quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Bauxite	$5	$1	$5	$1
Alumina	15	1	16	3
Aluminum	147	2	607	86
Segment total	167	4	628	90
Corporate	18	173	40	299
Total Restructuring and other charges, net	$185	$177	$668	$389

The activity related to layoff costs and other costs included within the restructuring reserve balances is as follows:

	Layoff costs	Other costs	Total
Balance at December 31, 2017	$11	$34	$45
Restructuring and other charges, net	2	117	119
Cash payments	(7)	(95)	(102)
Other(1)	(1)	(14)	(15)
Balance at December 31, 2018	5	42	47
Restructuring and other charges, net	52	160	212
Cash payments	(9)	(84)	(93)
Other(1)	(6)	(5)	(11)
Balance at September 30, 2019	$42	$113	$155

(1)

Other includes reversals of previously recorded restructuring charges, the effects of foreign currency translation, and reclassifications to other reserves, primarily asset retirement obligations, environmental remediation obligations and pension and/or other postretirement benefit costs.

The noncurrent portion of the reserve at September 30, 2019 was $19, of which $18 relates to financial contributions to PARTER.

D. Segment Information – The operating results of Alcoa Corporation’s reportable segments were as follows (differences between segment totals and consolidated amounts are in Corporate):

	Bauxite	Alumina	Aluminum	Total
Third quarter ended September 30, 2019
Sales:
Third-party sales	$100	$771	$1,677	$2,548
Intersegment sales	251	369	4	624
Total sales	$351	$1,140	$1,681	$3,172
Segment Adjusted EBITDA	$134	$223	$43	$400
Supplemental information:
Depreciation, depletion, and amortization	$35	$54	$88	$177
Equity loss	$—	$—	$(5)	$(5)
Third quarter ended September 30, 2018
Sales:
Third-party sales	$67	$1,101	$2,198	$3,366
Intersegment sales	224	544	6	774
Total sales	$291	$1,645	$2,204	$4,140
Segment Adjusted EBITDA	$106	$660	$84	$850
Supplemental information:
Depreciation, depletion, and amortization	$27	$48	$91	$166
Equity income (loss)	$—	$10	$(5)	$5

	Bauxite	Alumina	Aluminum	Total
Nine months ended September 30, 2019
Sales:
Third-party sales	$232	$2,532	$5,169	$7,933
Intersegment sales	733	1,231	11	1,975
Total sales	$965	$3,763	$5,180	$9,908
Segment Adjusted EBITDA	$372	$964	$(50)	$1,286
Supplemental information:
Depreciation, depletion, and amortization	$90	$157	$262	$509
Equity income (loss)	—	15	(44)	(29)
Nine months ended September 30, 2018
Sales:
Third-party sales	$191	$3,083	$6,722	$9,996
Intersegment sales	699	1,534	14	2,247
Total sales	$890	$4,617	$6,736	$12,243
Segment Adjusted EBITDA	$316	$1,690	$501	$2,507
Supplemental information:
Depreciation, depletion, and amortization	$83	$150	$305	$538
Equity income (loss)	—	23	(13)	10

The following table reconciles total Segment Adjusted EBITDA to consolidated net (loss) income attributable to Alcoa Corporation:

	Third quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Total Segment Adjusted EBITDA(1)	$400	$850	$1,286	$2,507
Unallocated amounts:
Transformation(2)	(6)	1	(1)	(2)
Intersegment eliminations(1),(3)	25	21	110	(55)
Corporate expenses(4)	(27)	(22)	(79)	(75)
Provision for depreciation, depletion, and amortization	(184)	(173)	(530)	(559)
Restructuring and other charges, net (C)	(185)	(177)	(668)	(389)
Interest expense	(30)	(33)	(90)	(91)
Other expenses, net (N)	(27)	(2)	(118)	(32)
Other(5)	(18)	(10)	(47)	(69)
Consolidated (loss) income before income taxes	(52)	455	(137)	1,235
Provision for income taxes	(95)	(260)	(361)	(569)
Net income attributable to noncontrolling interest	(74)	(201)	(324)	(467)
Consolidated net (loss) income attributable to Alcoa Corporation	$(221)	$(6)	$(822)	$199

(1)

As of January 1, 2019, the Company changed its accounting method for valuing certain inventories from LIFO to average cost. The effects of the change in accounting principle have been retrospectively applied to all prior periods presented. As a result, in the third quarter and nine-month period of 2018, Total Segment Adjusted EBITDA increased $11 and $44, respectively, and Intersegment eliminations increased $38 and decreased $37, respectively.

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

The following table details Alcoa Corporation’s Sales by product division:

	Third quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Primary aluminum	$1,341	$1,658	$4,117	$5,176
Alumina	770	1,098	2,529	3,079
Flat-rolled aluminum	294	472	933	1,417
Energy	71	115	225	261
Bauxite	95	63	216	179
Other(1)	(4)	(16)	(23)	(53)
	$2,567	$3,390	$7,997	$10,059

(1)	Other includes realized gains and losses related to embedded derivative instruments designated as cash flow hedges of forward sales of aluminum.

E. Earnings Per Share – Basic earnings per share (EPS) amounts are computed by dividing earnings by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding.

The information used to compute basic and diluted EPS attributable to Alcoa Corporation common shareholders was as follows (shares in millions):

	Third quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net (loss) income attributable to Alcoa Corporation	$(221)	$(6)	$(822)	$199
Average shares outstanding – basic	186	186	185	186
Effect of dilutive securities:
Stock options	—	—	—	1
Stock units	—	—	—	2
Average shares outstanding – diluted	186	186	185	189

In the third quarter and nine-month period of 2019, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive since Alcoa Corporation generated a net loss. As a result, five million stock units and stock options combined were not included in the computation of diluted EPS for both the third quarter and nine-month period of 2019. Had Alcoa Corporation generated net income in the third quarter or nine-month period of 2019, one million common share equivalents related to stock units and stock options combined would have been included in diluted average shares outstanding for the respective periods.

In the third quarter of 2018, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive since Alcoa Corporation generated a net loss. As a result, four million stock awards and stock options combined were not included in the computation of diluted EPS. Had Alcoa Corporation generated net income in the third quarter of 2018, two million potential shares of common stock related to stock awards and stock options combined would have been included in diluted average shares outstanding.

F. Accumulated Other Comprehensive Loss

The following table details the activity of the three components that comprise Accumulated other comprehensive loss for both Alcoa Corporation’s shareholders and Noncontrolling interest:

	Alcoa Corporation		Noncontrolling interest
	Third quarter ended September 30,		Third Quarter Ended September 30,
	2019	2018	2019	2018
Pension and other postretirement benefits (I)
Balance at beginning of period	$(2,232)	$(2,502)	$(47)	$(44)
Other comprehensive income:
Unrecognized net actuarial (loss) gain and prior service cost/benefit	(38)	174	(11)	4
Tax benefit (expense)	11	(1)	4	(1)
Total Other comprehensive (loss) income before reclassifications, net of tax	(27)	173	(7)	3
Amortization of net actuarial loss and prior service cost/benefit(1)	49	227	2	1
Tax expense(2)	(3)	(2)	(1)	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	46	225	1	1
Total Other comprehensive income (loss)	19	398	(6)	4
Balance at end of period	(2,213)	(2,104)	(53)	(40)

Foreign currency translation
Balance at beginning of period	(2,053)	(1,911)	(804)	(746)
Other comprehensive loss(3)	(224)	(142)	(75)	(54)
Balance at end of period	(2,277)	(2,053)	(879)	(800)

Cash flow hedges (J)
Balance at beginning of period	(420)	(554)	36	21
Other comprehensive income (loss):
Net change from periodic revaluations	60	(60)	2	12
Tax (expense) benefit	(15)	10	(1)	(4)
Total Other comprehensive income (loss) before reclassifications, net of tax	45	(50)	1	8
Net amount reclassified to earnings:
Aluminum contracts(4)	9	26	—	—
Financial contracts(5)	(4)	(6)	(6)	(4)
Interest rate contracts(6)	4	—	—	—
Foreign exchange contracts(4)	4	3	—	—
Sub-total	13	23	(6)	(4)
Tax benefit (expense)(2)	3	(2)	2	1
Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	16	21	(4)	(3)
Total Other comprehensive income (loss)	61	(29)	(3)	5
Balance at end of period	(359)	(583)	33	26

Total Accumulated other comprehensive loss	$(4,849)	$(4,740)	$(899)	$(814)

	Alcoa Corporation		Noncontrolling interest
	Nine months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Pension and other postretirement benefits (I)
Balance at beginning of period	$(2,283)	$(2,786)	$(46)	$(47)
Other comprehensive income:
Unrecognized net actuarial (loss) gain and prior service cost/benefit	(120)	250	(14)	7
Tax benefit (expense)	28	(3)	4	(2)
Total Other comprehensive (loss) income before reclassifications, net of tax	(92)	247	(10)	5
Amortization of net actuarial loss and prior service cost/benefit(1)	177	487	4	2
Tax expense(2)	(15)	(52)	(1)	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	162	435	3	2
Total Other comprehensive income (loss)	70	682	(7)	7
Balance at end of period	(2,213)	(2,104)	(53)	(40)

Foreign currency translation
Balance at beginning of period	(2,071)	(1,467)	(810)	(581)
Other comprehensive loss(3)	(206)	(586)	(69)	(219)
Balance at end of period	(2,277)	(2,053)	(879)	(800)

Cash flow hedges (J)
Balance at beginning of period	(211)	(929)	31	51
Other comprehensive (loss) income:
Net change from periodic revaluations	(212)	344	35	(18)
Tax benefit (expense)	39	(58)	(11)	5
Total Other comprehensive (loss) income before reclassifications, net of tax	(173)	286	24	(13)
Net amount reclassified to earnings:
Aluminum contracts(4)	34	87	—	—
Financial contracts(5)	(36)	(26)	(31)	(17)
Interest rate contracts(6)	4	—	—	—
Foreign exchange contracts(4)	12	2	—	—
Sub-total	14	63	(31)	(17)
Tax benefit (expense)(2)	11	(3)	9	5
Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	25	60	(22)	(12)
Total Other comprehensive (loss) income	(148)	346	2	(25)
Balance at end of period	(359)	(583)	33	26

Total Accumulated other comprehensive loss	$(4,849)	$(4,740)	$(899)	$(814)

(1)	These amounts were included in the computation of net periodic benefit cost for pension and other postretirement benefits (see Note I).
(2)	These amounts were reported in Provision for income taxes on the accompanying Statement of Consolidated Operations.
(3)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.
(4)	These amounts were reported in Sales on the accompanying Statement of Consolidated Operations.
(5)	These amounts were reported in Cost of goods sold on the accompanying Statement of Consolidated Operations.
(6)	These amounts were reported in Other expenses, net of the accompanying Statement of Consolidated Operations.
(7)	A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings.

G. Investments – A summary of unaudited financial information for Alcoa Corporation’s equity investments is as follows (amounts represent 100% of investee financial information):

	Third quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Sales	$1,051	$1,343	$3,474	$3,963
Cost of goods sold	809	1,062	2,789	3,100
Net income (loss)	4	46	(73)	143

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

During the second quarter of 2019, Alcoa Corporation and Ma’aden amended the joint venture agreement that governs the operations of each of the three companies that comprise the joint venture. The amendment resulted in various changes (described in detail in Note C), effectively divesting the Company’s investment in MRC. The Company retained its 25.1% minority interest in MBAC and MAC, and Ma’aden will continue to own a 74.9% interest.

H. Inventories

	September 30, 2019	December 31, 2018
Finished goods	$282	$346
Work-in-process	276	189
Bauxite and alumina	493	609
Purchased raw materials	447	529
Operating supplies	151	146
	$1,649	$1,819

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

The effects of the change in accounting principle from LIFO to average cost have been retrospectively applied to all periods presented. This change resulted in a favorable adjustment to Retained earnings of $205 and an unfavorable adjustment to Noncontrolling interest of $35 as of January 1, 2018.  In addition, certain financial statement line items in the Company’s Statement of Consolidated Operations, Statement of Consolidated Comprehensive Income, and Statement of Consolidated Cash Flows for the third quarter and the nine months ended September 30, 2018 and Consolidated Balance Sheet as of December 31, 2018 were adjusted as follows:

	As Originally Reported	Effect of Change	As Adjusted
Statement of Consolidated Operations for the third quarter ended September 30, 2018:
Cost of goods sold	$2,534	$(49)	$2,485
Provision for income taxes	251	9	260
Net income	155	40	195
Net income attributable to noncontrolling interest	196	5	201
Net loss attributable to Alcoa Corporation	(41)	35	(6)
Earnings per share attributable to Alcoa Corporation common shareholders:
Basic	$(0.22)	$0.19	$(0.03)
Diluted	(0.22)	0.19	(0.03)

Statement of Consolidated Comprehensive Income for the third quarter ended September 30, 2018:
Comprehensive income	$337	$40	$377
Comprehensive income attributable to noncontrolling interest	151	5	156
Comprehensive income attributable to Alcoa Corporation	186	35	221

Statement of Consolidated Operations for the nine months ended September 30, 2018:
Cost of goods sold	$7,547	$(7)	$7,540
Provision for income taxes	569	—	569
Net income	659	7	666
Net income attributable to noncontrolling interest	475	(8)	467
Net income attributable to Alcoa Corporation	184	15	199
Earnings per share attributable to Alcoa Corporation common shareholders:
Basic	$0.99	$0.08	$1.07
Diluted	0.97	0.09	1.06

Statement of Consolidated Comprehensive Income for the nine months ended September 30, 2018:
Comprehensive income	$864	$7	$871
Comprehensive income attributable to noncontrolling interest	238	(8)	230
Comprehensive income attributable to Alcoa Corporation	626	15	641

Consolidated Balance Sheet as of December 31, 2018:
Inventories	$1,644	$175	$1,819
Prepaid expenses and other current assets	301	19	320
Retained earnings	341	229	570
Noncontrolling interest	2,005	(35)	1,970

Statement of Consolidated Cash Flows for the nine months ended September 30, 2018:
Net income	$659	$7	$666
Deferred income taxes	(16)	—	(16)
(Increase) in inventories	(279)	(7)	(286)

The following table compares the amounts that would have been reported under LIFO with the amounts recorded under the average cost method in the Consolidated Financial Statements as of September 30, 2019 and for the third quarter and nine months then ended:

	As Computed under LIFO	As Reported under Average Cost	Effect of Change
Statement of Consolidated Operations for the third quarter ended September 30, 2019:
Cost of goods sold	$2,104	$2,120	$16
Provision for income taxes	92	95	3
Net loss	(128)	(147)	(19)
Net income attributable to noncontrolling interest	70	74	4
Net loss attributable to Alcoa Corporation	(198)	(221)	(23)
Earnings per share attributable to Alcoa Corporation common shareholders:
Basic	$(1.07)	$(1.19)	$(0.12)
Diluted	(1.07)	(1.19)	(0.12)

Statement of Consolidated Comprehensive Income for the third quarter ended September 30, 2019:
Comprehensive loss	$(356)	$(375)	$(19)
Comprehensive loss attributable to noncontrolling interest	(14)	(10)	4
Comprehensive loss attributable to Alcoa Corporation	(342)	(365)	(23)

Statement of Consolidated Operations for the nine months ended September 30, 2019:
Cost of goods sold	$6,495	$6,489	$(6)
Provision for income taxes	348	361	13
Net loss	(491)	(498)	(7)
Net income attributable to noncontrolling interest	305	324	19
Net loss attributable to Alcoa Corporation	(796)	(822)	(26)
Earnings per share attributable to Alcoa Corporation common shareholders:
Basic	$(4.29)	$(4.43)	$(0.14)
Diluted	(4.29)	(4.43)	(0.14)

Statement of Consolidated Comprehensive Income for the nine months ended September 30, 2019:
Comprehensive loss	$(849)	$(856)	$(7)
Comprehensive income attributable to noncontrolling interest	231	250	19
Comprehensive loss attributable to Alcoa Corporation	(1,080)	(1,106)	(26)

Consolidated Balance Sheet as of September 30, 2019:
Inventories	$1,471	$1,649	$178
Prepaid expenses and other current assets	236	245	9
Retained deficit	(455)	(252)	203
Noncontrolling interest	1,887	1,871	(16)

Statement of Consolidated Cash Flows for the nine months ended September 30, 2019:
Net loss	$(491)	$(498)	$(7)
Deferred income taxes	46	59	13
Decrease in inventories	117	111	(6)

I. Pension and Other Postretirement Benefits – The components of net periodic benefit cost were as follows:

	Third quarter ended September 30,		Nine months ended September 30,
Pension benefits	2019	2018	2019	2018
Service cost	$12	$13	$36	$41
Interest cost(1)	55	56	167	170
Expected return on plan assets(1)	(81)	(84)	(244)	(256)
Recognized net actuarial loss(1)	43	47	127	154
Amortization of prior service cost(1)	1	2	4	6
Settlements(2)	5	232	5	399
Curtailments(2)	—	—	38	5
Net periodic benefit cost	$35	$266	$133	$519

	Third quarter ended September 30,		Nine months ended September 30,
Other postretirement benefits	2019	2018	2019	2018
Service cost	$1	$2	$3	$4
Interest cost(1)	10	8	28	26
Recognized net actuarial loss(1)	2	3	7	10
Amortization of prior service benefit(1)	—	—	—	(1)
Settlements(2)	—	(56)	—	(56)
Curtailments(2)	—	—	—	(28)
Net periodic benefit cost	$13	$(43)	$38	$(45)

(1)	These amounts were reported in Other expenses, net on the accompanying Statement of Consolidated Operations (see Note N).
(2)	These amounts were reported in Restructuring and other charges, net on the accompanying Statements of Consolidated Operations (see Note C) and of Cash Flows.

Plan Actions. In 2019, management initiated the following actions to certain pension plans:

Action# 1 – In June 2019, the Company entered into a new, six-year collective bargaining agreement with the National Union of Aluminum Employees of Baie-Comeau. Under the agreement, all Canadian union employees that are participants in one of the Company’s defined benefit pension plans will cease accruing retirement benefits for future service effective January 1, 2021. This change will affect approximately 700 employees, who are targeted to be transitioned to a target benefit plan, where the funding risk is assumed by the employees. The Company will contribute approximately 12% of these participants’ eligible earnings on an annual basis. The Company will also contribute additional contributions of approximately $2 spread over a three-year period to improve the financial position of the newly established target benefit plan. Participants already collecting benefits or who terminated with a vested benefit under the defined benefit pension plan are not affected by these changes.

Action# 2 – In July 2019, the Company entered into a new, six-year collective bargaining agreement with the United Steelworkers representing the employees of Aluminerie de Bécancour Inc. Under the agreement, all Canadian union employees that are participants in one of the Company’s defined benefit pension plans ceased accruing retirement benefits for future service effective July 21, 2019. This change affected approximately 900 employees, who were transitioned to a member-funded pension plan, where the funding risk is assumed by the employees. The Company will contribute approximately 12% of these participants’ eligible earnings on an annual basis. To improve the financial positions of both the existing defined benefit pension plan and newly established member-funded pension plan, the Company will contribute approximately $5 in 2020 to the existing defined benefit pension plan and approximately $2 spread over a five-year period to the newly established member-funded pension plan. Participants already collecting benefits or who terminated with a vested benefit under the defined benefit pension plan are not affected by these changes.

The above actions caused the respective plans to be remeasured, including an update to the discount rates used to determine the benefit obligations of the affected plans. The following table presents certain information and the financial impacts of these actions on the accompanying Consolidated Financial Statements:

Action#	Number of affected plan participants	Weighted average discount rate as of December 31, 2018	Plan remeasurement date	Weighted average discount rate as of plan remeasurement date	Increase to accrued pension benefits liability	Curtailment charge(1)
1	~700	3.85%	May 31, 2019	3.15%	$52	$38
2	~900	3.80%	June 30, 2019	3.00%	$23	$—

(1)

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

Derivatives

Alcoa Corporation is exposed to certain risks relating to its ongoing business operations, including the risks of changing commodity prices, foreign currency exchange rates and interest rates. Alcoa Corporation’s commodity and derivative activities include aluminum, energy, foreign exchange and interest rate contracts which are held for purposes other than trading. They are used primarily to mitigate uncertainty and volatility, and to cover underlying exposures. Alcoa Corporation is not involved in trading activities for energy, weather derivatives, or other nonexchange commodity trading activities.

Several of Alcoa Corporation’s aluminum, energy, foreign exchange and interest rate contracts are classified as Level 1 or Level 2 under the fair value hierarchy. The total fair value of these derivative contracts recorded as assets and liabilities was $12 and $65, respectively, at September 30, 2019 and $2 and $54, respectively, at December 31, 2018. Certain of these contracts are designated as either fair value or cash flow hedging instruments. For the contracts designated as cash flow hedges, Alcoa Corporation recognized an unrealized loss of $40 and $43 in the 2019 third quarter and nine-month period, respectively, and an unrealized loss of $7 and an unrealized gain of $6 in the 2018 third quarter and nine-month period, respectively, in Other comprehensive (loss) income. Additionally, Alcoa Corporation reclassified a realized loss of $16 and $28 in the 2019 third quarter and nine-month period, respectively, and $3 and $10 in the 2018 third quarter and nine-month period, respectively, from Accumulated other comprehensive loss to Sales.

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

The following table presents quantitative information related to the significant unobservable inputs for Level 3 derivative instruments:

	Fair value at September 30, 2019	Unobservable input	Range ($ in full amounts)
Assets:

Financial contract	$119	Interrelationship of forward energy price and the Consumer Price Index and price of electricity beyond forward curve	Electricity: $70.04 per megawatt hour in 2019 to $55.30 per megawatt hour in 2021
Embedded aluminum derivative	-	Interrelationship of LME price to the amount of megawatt hours of energy needed to produce the forecasted metric tons of aluminum

Aluminum: $1,708 per metric ton in October 2019 to $1,728 per metric ton in December 2019

Midwest premium: $0.1800 per pound in October 2019 and to $0.1900 per pound in December 2019

Electricity: rate of 2 million megawatt hours per year

Liabilities:

Embedded aluminum derivative	201	Interrelationship of LME price to the amount of megawatt hours of energy needed to produce the forecasted metric tons of aluminum	Aluminum: $1,708 per metric ton in 2019 to $2,257 per metric ton in 2027 Electricity: rate of 4 million megawatt hours per year

Embedded aluminum derivatives	206	Interrelationship of LME and Midwest premium price to the amount of megawatt hours of energy needed to produce the forecasted metric tons of aluminum

Aluminum: $1,708 per metric ton in 2019 to $2,365 per metric ton in December 2029 (two contracts) and $2,660 per metric ton in 2036 (one contract)

Midwest premium: $0.1800 per pound in 2019 to $0.1900 per pound in 2029 (two contracts) and 2036 (one contract)

Electricity: rate of 11 million megawatt hours per year

Embedded aluminum derivative	2	Interrelationship of LME price to overall energy price	Aluminum: $1,847 per metric ton in October 2019 to December 2019

Embedded credit derivative	18	Estimated spread between the respective 30-year debt yield of Alcoa Corporation and the counterparty	3.08% (30-year debt yields: Alcoa Corporation – 6.44% (estimated) and counterparty – 3.36%)

The fair values of Level 3 derivative instruments recorded as assets and liabilities in the accompanying Consolidated Balance Sheet were as follows:

	September 30, 2019	December 31, 2018
Asset Derivatives
Derivatives designated as hedging instruments:
Fair value of derivative instruments – current:
Financial contract	$77	$70
Fair value of derivative instruments – noncurrent:
Embedded aluminum derivatives	—	41
Financial contract	42	42
Total derivatives designated as hedging instruments	119	153
Total Asset Derivatives	$119	$153
Liability Derivatives
Derivatives designated as hedging instruments:
Fair value of derivative instruments – current:
Embedded aluminum derivatives	$29	$46
Fair value of derivative instruments – noncurrent:
Embedded aluminum derivatives	380	218
Total derivatives designated as hedging instruments	409	264
Derivatives not designated as hedging instruments:
Fair value of derivative instruments – current:
Embedded aluminum derivative	—	5
Embedded credit derivative	4	4
Fair value of derivative instruments – noncurrent:
Embedded credit derivative	14	16
Total derivatives not designated as hedging instruments	18	25
Total Liability Derivatives	$427	$289

The following tables present a reconciliation of activity for Level 3 derivative instruments:

	Assets	Liabilities
Third quarter ended September 30, 2019	Financial contracts	Embedded aluminum derivatives	Embedded credit derivative
Balance at July 1, 2019	$132	$515	$20
Total gains or losses (realized and unrealized) included in:
Sales	—	(9)	—
Cost of goods sold	(19)	—	(1)
Other expenses, net	—	—	(1)
Other comprehensive income (loss)	7	(97)	—
Other	(1)	—	—
Balance at September 30, 2019	$119	$409	$18
Change in unrealized gains or losses included in earnings for derivative instruments held at September 30, 2019:
Other expenses, net	$—	$—	$(1)

	Assets		Liabilities
Nine months ended September 30, 2019	Embedded aluminum derivatives	Financial contracts	Embedded aluminum derivatives	Embedded credit derivative
Opening balance – January 1, 2019	$41	$112	$269	$20
Total gains or losses (realized and unrealized) included in:
Sales	—	—	(34)	—
Cost of goods sold	—	(78)	—	(3)
Other expenses, net	—	—	(2)	1
Other comprehensive (loss) income	(41)	89	181	—
Other	—	(4)	(5)	—
Closing balance – September 30, 2019	$—	$119	$409	$18
Change in unrealized gains or losses included in earnings for derivative instruments held at September 30, 2019:
Other expenses, net	$—	$—	$(2)	$1

 In the first quarter of 2019, there was an expiration of an existing and an issuance of a new embedded aluminum derivative (see above). In the 2019 nine-month period, there were no purchases, sales or settlements of Level 3 derivative instruments. Additionally, there were no transfers of derivative instruments into or out of Level 3.

Derivatives Designated As Hedging Instruments – Cash Flow Hedges

Alcoa Corporation has six Level 3 embedded aluminum derivatives and one Level 3 financial contract that have been designated as cash flow hedges.

At September 30, 2019 and December 31, 2018, these embedded aluminum derivatives hedged forecasted aluminum sales of 2,397 kmt and 2,508 kmt, respectively. Assuming market rates remain constant with the rates at September 30, 2019, a realized loss of $29 is expected to be recognized in Sales over the next 12 months. There was no ineffectiveness related to these six derivative instruments in the 2019 and 2018 third quarter and nine-month periods.

At September 30, 2019 and December 31, 2018, the financial contract hedges forecasted electricity purchases of 4,510,440 and 6,348,276 megawatt hours, respectively. Assuming market rates remain consistent with the rates at September 30, 2019, a realized gain of $76 is expected to be recognized in Cost of goods sold over the next 12 months. There was no ineffectiveness related to this derivative instrument in the third quarter and nine-month period of 2019.  The amount of hedge ineffectiveness related to this derivative instrument was not material in the 2018 third quarter and nine-month period.

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

Other Financial Instruments

The carrying values and fair values of Alcoa Corporation’s other financial instruments were as follows:

	September 30, 2019		December 31, 2018
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$841	$841	$1,113	$1,113
Restricted cash	3	3	3	3
Long-term debt due within one year	1	1	1	1
Long-term debt, less amount due within one year	1,805	1,955	1,801	1,863

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

K. Income Taxes – Alcoa Corporation’s estimated annualized effective tax rate (AETR) for 2019 as of September 30, 2019 differs from the U.S. federal statutory rate of 21% primarily due to losses in countries with full valuation reserves resulting in no tax benefit, as well as foreign income taxed in higher rate jurisdictions.

	Nine-months ended September 30,
	2019	2018
(Loss) income before income taxes	$(137)	$1,235
Estimated annualized effective tax rate	(686.2)%	43.6%
Income tax expense	$942	$538
(Favorable) unfavorable tax impact related to losses in jurisdictions with no tax benefit	(590)	5
Discrete tax charge	9	26
Provision for income taxes	$361	$569

The Provision for income taxes for the 2019 nine-month period includes the change in estimated AETR from the second quarter of 2019. The change in estimated AETR is primarily due to fluctuating alumina and aluminum market prices as well as restructuring charges incurred in the 2019 nine-month period that resulted in changes to the distribution of the (Loss) income before income taxes in the Company’s various jurisdictions, inclusive of those which receive no tax benefit from generated losses.

L. Leasing

As a result of the adoption of ASU No. 2016-02, Leases, management recorded a right-of-use asset and lease liability, each in the amount of $201, on Alcoa Corporation’s Consolidated Balance Sheet as of January 1, 2019 for several types of operating leases, including land and buildings, alumina refinery process control technology, plant equipment, vehicles, and computer equipment.  These amounts are equivalent to the aggregate future lease payments on a discounted basis. The leases have remaining terms of one to 38 years.  The discount rate applied to these leases is the Company’s incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments, unless there is a rate implicit in the lease agreement. Lease expense for the third quarter ended September 30, 2019, includes costs from operating leases of $21, variable lease payments of $4 and immaterial short-term rental expense. Lease expense for the nine-months ended September 30, 2019, includes costs from operating leases of $60, variable lease payments of $12 and short-term rental expense of $4. New leases of $4 and $11 were added during the three and nine-months ended September 30, 2019, respectively.  The Company does not have material financing leases.

The following represents the aggregate right-of use assets and related lease obligations as of September 30, 2019:

Amounts recognized in the Consolidated Balance Sheet at September 30, 2019:
Properties, plants and equipment, net	$158
Other current liabilities	62
Other noncurrent liabilities and deferred credits	96
Total operating lease liabilities	$158

The weighted average lease term and weighted average discount rate as of September 30, 2019 were as follows:

Weighted average lease term
Operating leases	4.1 years
Weighted average discount rate
Operating leases	5.3%

The future cash flows related to the operating lease obligations as of September 30, 2019 were as follows:

Year Ending December 31,	Operating leases
2019 (excluding the nine months ended September 30)	$21
2020	68
2021	51
2022	19
2023	10
Thereafter	21
Total lease payments (undiscounted)	190
Less: discount to net present value	(32)
Total	$158

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

Alcoa Corporation’s environmental remediation reserve balance reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated.  The following table details the changes in the carrying value of recorded environmental remediation reserves:

Balance at December 31, 2017	$294
Liabilities incurred	19
Cash payments	(25)
Reversals of previously recorded liabilities	(3)
Foreign currency translation and other	(5)
Balance at December 31, 2018	280
Liabilities incurred	4
Cash payments	(12)
Reversals of previously recorded liabilities	(1)
Foreign currency translation and other	(2)
Balance at September 30, 2019	$269

At September 30, 2019 and December 31, 2018, the current portion of Alcoa Corporation’s environmental remediation reserve balance was $31 and $44, respectively. In the third quarter and nine-month period of 2019, the Company incurred liabilities of $2 and $4, respectively. These charges are primarily recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations.

Payments related to remediation expenses applied against the reserve were $2 and $12 in the 2019 third quarter and nine-month period, respectively. These amounts include mandated expenditures as well as those not required by any regulatory authority or third party. The reserve also reflects a decrease of $2 in both the third quarter and nine-month period of 2019, due to the effects of foreign currency translation.

In the nine-month period of 2018, the remediation reserve was increased by $15 due to a charge of $9 related to the former Sherwin location (see below), a reversal of $2 related to the Portovesme location, and a net charge of $8 associated with several sites. Of the changes to the reserve in the nine-month period of 2018, a charge of $15 was recorded in Cost of goods sold and both a charge of $2 and a reversal of $2 were recorded in Restructuring and other charges, net on the accompanying Statement of Consolidated Operations.

Payments related to remediation expenses applied against the reserve were $5 and $19 in the 2018 third quarter and nine-month period, respectively. These amounts include mandated expenditures as well as those not required by any regulatory authority or third party. The reserve also reflects both a decrease of $1 and $6 in the 2018 third quarter and nine-month period, respectively, due to the effects of foreign currency translation and an increase of $1 in the 2018 nine-month period for reclassifications made between this reserve and the Company’s liability for asset retirement obligations.

The estimated timing of cash outflows on the environmental remediation reserve at September 30, 2019 is as follows:

2019 (excluding the nine months ended September 30, 2019)	$8
2020 - 2024	146
Thereafter	115
Total	$269

Reserve balances at September 30, 2019 and December 31, 2018, associated with significant sites with active remediation underway or for future remediation were $207 and $214, respectively. In management’s judgment, the Company’s reserves are sufficient to satisfy the provisions of the respective action plans. Upon changes in facts or circumstances, a change to the reserve may be required. The Company’s significant sites include:

Pocos de Caldas, Brazil—Associated with the 2015 closure of the Alcoa Alumínio S.A. smelter in Pocos de Caldas, Brazil, an environmental remediation reserve was established for remediation of historic spent potlining storage and disposal areas. The final remediation plan is currently under review; such review could require the reserve balance to be adjusted.

Fusina and Portovesme, Italy—Alcoa Corporation’s subsidiary Alcoa Trasformazioni S.r.l. (Trasformazioni) has remediation projects underway for its closed smelter sites at Fusina and Portovesme.  Cleanup plans at both sites have been approved by the Italian Ministry of Environment and Protection of Land and Sea (MOE). For the Fusina site, Trasformazioni began work on a soil remediation project in October 2017 and expects to complete the project in 2020.  Additionally, Trasformazioni agreed to make annual payments to MOE over a 10-year period, ending in 2022, for groundwater emergency containment and natural resource damages related to the Fusina site. For the Portovesme site, Trasformazioni began work on a soil remediation project in mid-2016 and expects it to be complete by the end of 2020.  Additionally, Trasformazioni participates in a groundwater remediation project which will not have a final remedial design completed until mid-2020; such design conclusion may result in a change to the existing reserve for Portovesme.

Suriname—Associated with the 2017 closure of the Suralco refinery and bauxite mine, an environmental remediation reserve was established for treatment and disposal of refinery waste and soil remediation. The work began in 2017 and is expected to be completed at the end of 2025.

Hurricane Creek, Arkansas—The Company, through its subsidiaries, operated two mining areas and refineries near Hurricane Creek, Arkansas, before their closure in 1990. In accordance with regulations, the Company is responsible for ongoing monitoring and maintenance for water quality surrounding the mine areas and residue disposal areas.  In instances where the Company has ongoing monitoring and maintenance responsibilities, it is Alcoa Corporation’s policy to maintain a reserve equal to five years of expected costs.

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

Other Sites—The Company is in the process of decommissioning various other plants in several countries. As a result, redeveloping these sites for reuse or returning the land to a natural state requires the performance of certain remediation activities. In aggregate, there are approximately 35 remediation projects at these other sites that are planned or underway. These activities will be completed at various times in the future with the latest expected to be in 2026, after which ongoing monitoring and other activities may be required. At September 30, 2019 and December 31, 2018, the reserve balance associated with these activities was $62 and $66, respectively.

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

On July 6, 2018, the National Court denied ParentCo’s appeal of the assessment; however, the decision includes a requirement that Spain’s tax authorities issue a new assessment, which considers available net operating losses of the former Spanish consolidated tax group from prior tax years that can be utilized during the assessed tax years. Spain’s tax authorities will not issue a new assessment until this matter is resolved; however, based on estimated calculations completed by Arconic and Alcoa Corporation (collectively, the Companies) as of July 6, 2018, the amount of the new assessment, including applicable interest, was expected to be in the range of $25 to $61 (€21 to €53) after consideration of available net operating losses and tax credits. Under the Tax Matters Agreement related to the Separation Transaction, Arconic and Alcoa Corporation are responsible for 51% and 49%, respectively, of the assessed amount in the event of an unfavorable outcome. On November 8, 2018, the Companies filed a petition for appeal to Spain’s Supreme Court, to which Spain’s tax authorities have filed their opposition.

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

Brazil (AWAB)—In March 2013, AWAB was notified by the Brazilian Federal Revenue Office (RFB) that approximately $110 (R$220) of value added tax credits previously claimed are being disallowed and a penalty of 50% assessed. Of this amount, AWAB received $41 (R$82) in cash in May 2012. The value-added tax credits were claimed by AWAB for both fixed assets and export sales related to the Juruti bauxite mine and São Luís refinery expansion. The RFB has disallowed credits they allege belong to the consortium in which AWAB owns an interest and should not have been claimed by AWAB. Credits have also been disallowed as a result of challenges to apportionment methods used, questions about the use of the credits, and an alleged lack of documented proof. AWAB presented defense of its claim to the RFB on April 8, 2013. If AWAB is successful in this administrative process, the RFB would have no further recourse. If unsuccessful in this process, AWAB has the option to litigate at a judicial level. Separately from AWAB’s administrative appeal, in June 2015, new tax law was enacted repealing the provisions in the tax code that were the basis for the RFB assessing a 50% penalty in this matter. As such, the estimated range of reasonably possible loss for these matters is $0 to $53. It is management’s opinion that the allegations have no basis; however, at this time, the Company is unable to reasonably predict an outcome for this matter.

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

Sherwin: This matter sought to determine responsibility for remediation of environmental conditions at the Sherwin refinery site and related bauxite residue waste disposal areas (known as the Copano facility). In May 2018, Reynolds and Sherwin concluded a settlement agreement, which was accepted by the bankruptcy court in June 2018, that assigned to Reynolds all environmental liabilities associated with the Copano facility and assigned to Sherwin all environmental liabilities associated with the Sherwin refinery site. At September 30, 2019 and December 31, 2018, the Company had a reserve of $38 for its share of environmental-related matters at Copano facility. (See Sherwin, Texas in Environmental Matters above.)

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

Commitments

Investments

In December 2009, Alcoa Corporation invested in a joint venture related to the ownership and operation of an integrated aluminum complex (bauxite mine, alumina refinery, aluminum smelter, and rolling mill) in Saudi Arabia.  The joint venture is owned 74.9% by Ma’aden and 25.1% by Alcoa Corporation, and originally consisted of three separate companies: the MBAC, MAC, and MRC. Alcoa Corporation divested its ownership interest in MRC in the second quarter of 2019 as described in Note C. Alcoa Corporation accounts for its investment in the joint venture under the equity method as one integrated investment asset, consistent with the terms of the joint venture agreement. As of September 30, 2019 and December 31, 2018, the carrying value of Alcoa Corporation’s investment in this joint venture was $615 and $874, respectively.

At the time of closing, MRC had project financing totaling $1,179, of which $296 represented Alcoa Corporation’s 25.1% interest in the rolling mill company prior to the divestiture.  Alcoa Corporation had issued guarantees to the lenders in the event of default on the debt service requirements by MRC through 2018 and 2021 (Ma’aden issued similar guarantees related to its 74.9% interest).  Alcoa Corporation’s guarantees for MRC covered total remaining debt service requirements of $50 in principal and up to a maximum of approximately $10 in interest per year (based on projected interest rates).  Previously, Alcoa Corporation issued similar guarantees related to the project financing of both MAC and MBAC.  In December 2017 and July 2018, MAC and MBAC, respectively, refinanced and/or amended all of their existing outstanding debt. The guarantees that were previously required of the Company related to both MAC and MBAC were effectively terminated.  At December 31, 2018, the combined fair value of the guarantees was $1, which was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. As part of Alcoa Corporation’s divestiture of MRC, the guarantee related to MRC was effectively terminated.
N. Other Expenses, Net

	Third quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Equity loss (income)	$7	$(1)	$34	$(2)
Foreign currency (gains) losses, net	(1)	(22)	16	(49)
Net (gain) loss from asset sales	(5)	3	(6)	—
Net gain on mark-to-market derivative instruments (J)	—	(8)	—	(19)
Non-service costs – Pension & OPEB (I)	30	32	89	109
Other	(4)	(2)	(15)	(7)
	$27	$2	$118	$32

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per-share amounts, average realized prices, and average cost amounts; dry metric tons in millions (mdmt); metric tons in thousands (kmt))

References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to ParentCo refer to Alcoa Inc., a Pennsylvania corporation, and its consolidated subsidiaries through October 31, 2016, at which time it was renamed Arconic Inc. (Arconic). On November 1, 2016 (the Separation Date), ParentCo separated into two standalone, publicly-traded companies, Alcoa Corporation and Arconic (the Separation Transaction). In connection with the Separation Transaction, as of October 31, 2016, the Company and Arconic entered into several agreements to affect the Separation Transaction, including a Separation and Distribution Agreement and a Tax Matters Agreement. See Overview in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II Item 7 of Alcoa Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018 for additional information.

As of January 1, 2019, the Company changed its accounting method for valuing certain inventories from last-in, first-out (LIFO) to average cost. The effects of the change in accounting principle have been retrospectively applied to all prior periods presented.

Business Update

In October 2019, the Company announced initiatives aimed at driving lower costs and sustainable profitability. Planned initiatives include (i) over the next 12 to 18 months, Alcoa Corporation intends to pursue non-core asset sales in support of its updated strategic priorities and (ii) over the next five years, Alcoa Corporation plans to realign its operating portfolio and has placed 1.5 million metric tons of smelting capacity and 4 million metric tons of alumina refining capacity under review. The review will consider opportunities for significant improvement, potential curtailments, closures, or divestitures.

Additionally, in September 2019, Alcoa Corporation announced the implementation of a new operating model that will result in a leaner, more integrated, operator-centric organization. Effective November 1, 2019, the new operating model eliminates the business unit structure, consolidates sales, procurement and other commercial capabilities at an enterprise level, and streamlines the Executive Team from 12 to seven direct reports to the Chief Executive Officer. The new structure will reduce overhead with the intention of promoting operational and commercial excellence and increasing connectivity between the Company’s plants and leadership. Annual operating cost savings of approximately $60 related to the new operating model are expected beginning in the second quarter of 2020.

Results of Operations

Selected Financial Data:

	Third quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Sales	$2,567	$3,390	$7,997	$10,059
Net (loss) income attributable to Alcoa Corporation	$(221)	$(6)	$(822)	$199
Diluted (loss) earnings per share attributable to Alcoa Corporation common shareholders	$(1.19)	$(0.03)	$(4.43)	$1.06
Third-party shipments of alumina (kmt)	2,381	2,233	7,009	6,894
Third-party shipments of aluminum products (kmt)	708	806	2,141	2,453
Average realized price per metric ton of alumina	$324	$493	$361	$447
Average realized price per metric ton of primary aluminum	$2,138	$2,465	$2,175	$2,526

Overview—Net loss attributable to Alcoa Corporation was $221 in the third quarter of 2019 compared with a Net loss attributable to Alcoa Corporation of $6 in the third quarter of 2018. The decrease in results of $215 was principally related to:

•	Lower alumina and aluminum prices;

Partially offset by:

•	Lower Provision for income taxes due primarily to lower income; and,
•	Higher volumes in the Alumina segment.

Net loss attributable to Alcoa Corporation was $822 in the 2019 nine-month period compared with Net income attributable to Alcoa Corporation of $199 in the 2018 nine-month period. The decrease in results of $1,021 was principally related to:

•	Lower alumina and aluminum prices; and,
•	Higher Restructuring and other charges, net.

Partially offset by:

•	Lower Provision for income taxes due primarily to lower income;
•	Favorable currency impacts of the Australian dollar, the Brazilian real and euro against the US dollar; and,
•	Higher volumes, primarily in the Alumina segment.

Sales—Sales were $2,567 in the third quarter of 2019 compared with sales of $3,390 in the third quarter of 2018. The decline of $823, or 24%, was principally related to:

•	Lower alumina and aluminum prices;
•	Lower revenue from flat-rolled aluminum products due to the end of the tolling arrangement with Arconic in December 2018; and,
•	The divestiture of two Spanish facilities.

Partially offset by:

•	Higher volumes in the Alumina segment.

Sales were $7,997 in the nine-month period of 2019 compared with sales of $10,059 in the nine-month period of 2018. The decline of $2,062, or 21%, was principally related to:

•	Lower alumina and aluminum prices;
•	The divestiture of two Spanish facilities; and,
•	Lower revenue from flat-rolled aluminum products due to the end of the tolling arrangement with Arconic in December 2018.

Partially offset by:

•	Higher volumes in the Alumina segment.

Cost of goods sold— As a percentage of Sales, Cost of goods sold was 83% in the third quarter of 2019 and 81% in the 2019 nine-month period compared with 73% in the third quarter of 2018 and 75% in the 2018 nine-month period. The third quarter percentage was negatively impacted by a lower average realized price for both alumina and aluminum and higher aluminum production costs, partially offset by lower raw material costs, particularly petroleum coke and caustic soda.  The 2019 nine-month percentage was negatively impacted by a lower average realized price for both alumina and aluminum along with unfavorable energy costs and higher maintenance-related expenses in the Alumina segment. These negative impacts were partially offset by lower raw material costs, particularly caustic soda.

Selling, general administrative, and other expenses— Selling, general administrative, and other expenses increased by $8, or 14%, and increased by $29, or 15%, in the third quarter and nine-month period of 2019, respectively. Both 2019 periods are higher compared with the corresponding periods of 2018 due primarily to higher consulting costs. Additionally, the nine-month period of 2019 includes the unfavorable impact of a bad debt reserve recorded against a Canadian customer receivable due to a 2019 bankruptcy filing.

Provision for depreciation, depletion, and amortization— Provision for depreciation, depletion, and amortization increased $11, or 6%, and decreased $29, or 5%, in the third quarter and nine-month period of 2019, respectively, compared with the corresponding periods in 2018. The increase in the third quarter of 2019 is primarily attributable to the write-offs of costs for capital projects no longer being pursued. The decrease in the nine-month period of 2019 is primarily due to a group of assets, which were acquired in a former ParentCo transaction, reaching the end of their depreciable lives, the disposition of two Spanish facilities and favorable foreign currency impacts on the US dollar, primarily against the Brazilian real and the Australian dollar.

Restructuring and other charges, net— In the third quarter and nine-month period of 2019, Alcoa Corporation recorded Restructuring and other charges, net, of $185 and $668, respectively, which were comprised of the following components:

•	$134 and $242, respectively, for exit costs related to the Avilés and La Coruña Spanish facilities;
•	$37 (both periods) related to employee termination and severance costs related to the new operating model;
•	$38 (nine-month period only) related to the curtailment of certain pension benefits; and,
•	$319 (nine-month period only) related to the divestiture of Alcoa Corporation’s interest in MRC.

In the third quarter and nine-month period of 2018, Alcoa Corporation recorded Restructuring and other charges, net, of $177 and $389, respectively, which were comprised of the following components:

•	$174 and $318, respectively, related to settlements and/or curtailments of certain pension and other postretirement employee benefits;
•	$2 and $86, respectively, for energy supply agreement costs related to the curtailed Wenatchee (Washington) smelter; and,
•	$15 net benefit (nine-month period only) for settlement of matters related to the Portovesme (Italy) smelter.

See Note C to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional detail on the above net charges.

Other expenses, net— Other expenses, net was $27 in the third quarter of 2019 compared with $2 in the third quarter of 2018, and $118 in the 2019 nine-month period compared with $32 in the 2018 nine-month period. The unfavorable change of $25 in the third quarter of 2019 was largely attributable to the absence of favorable changes in foreign currency movements, mark-to-market gains on derivative instruments, and an unfavorable change in equity earnings, primarily related to the aluminum complex joint venture in Saudi Arabia as a result of lower alumina and aluminum prices. These unfavorable impacts were partially offset by a gain on disposition of surplus property and lower non-service costs related to pension and other postretirement employee benefits.

The unfavorable change of $86 in the comparable nine-month periods was largely attributable to the unfavorable change in foreign currency movements, an unfavorable change in equity earnings, primarily related to the aluminum complex joint venture in Saudi Arabia as a result lower alumina and aluminum prices, and the absence of favorable changes in mark-to-market impacts on derivative instruments. The unfavorable impacts were partially offset by lower non-service costs related to pension and other postretirement employee benefits and a gain on disposition of surplus property.

Provision for income taxes— Alcoa Corporation’s estimated AETR for 2019 as of September 30, 2019 differs from the U.S. federal statutory rate of 21% primarily due to losses in countries with full valuation reserves resulting in no tax benefit, as well as foreign income taxed in higher rate jurisdictions. The Provision for income taxes for the 2019 nine-month period includes the change in estimated AETR from the second quarter of 2019. The change in estimated AETR is primarily due to fluctuating alumina and aluminum market prices as well as restructuring charges incurred in the 2019 nine-month period that resulted in changes to the distribution of the (Loss) income before income taxes in the Company’s various jurisdictions, inclusive of those which receive no tax benefit from generated losses. In the fourth quarter of 2019, the Provision for income taxes is expected to reflect further impacts of fluctuating alumina and aluminum market prices on the estimated AETR.

Noncontrolling interest— Net income attributable to noncontrolling interest was $74 and $324, in the third quarter and nine-month period of 2019, respectively, compared with $201 and $467, in the third quarter and nine-month period of 2018, respectively. These amounts are entirely related to Alumina Limited’s 40% ownership interest in several affiliated operating entities, which own, have an interest in, or operate certain bauxite mines and alumina refineries within Alcoa Corporation’s Bauxite and Alumina segments and a portion (55%) of the Portland smelter (Australia) within the Company’s Aluminum segment. See Note A to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

In the third quarter and nine-months ended 2019, these combined entities, particularly the Alumina segment entities, generated lower net income compared with the same periods in 2018. The unfavorable change in earnings was mostly driven by lower alumina prices (see Alumina under Segment Information below).

Segment Information

Bauxite

	Third quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Production(1) (mdmt)	12.1	11.5	35.3	34.0
Third-party shipments (mdmt)	2.0	1.4	4.7	4.1
Intersegment shipments (mdmt)	10.6	10.1	31.1	30.5
Total shipments (mdmt)	12.6	11.5	35.8	34.6
Third-party sales	$100	$67	$232	$191
Intersegment sales	251	224	733	699
Total sales	$351	$291	$965	$890
Segment Adjusted EBITDA	$134	$106	$372	$316
Operating costs(2)	$242	$206	$657	$635
Average cost per dry metric ton of bauxite	$19	$18	$18	$18

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

In October 2019, the Company and representatives of the Australian Workers’ Union (AWU) reached agreement on the terms of a proposed new AWU Enterprise Agreement (EA) for employees at Alcoa’s Western Australian Operations.  The proposed EA will be subject to an employee vote in November 2019.

Bauxite production increased 5% in the third quarter of 2019 compared with the third quarter of 2018, a quarterly production record for the Bauxite segment. Compared with the third quarter of 2018, the third quarter of 2019 had higher production at the Australian mines and the Boké (Guinea) mine. Bauxite production increased 4% for the nine-month period of 2019 compared with the nine-month period in 2018, primarily due to the increase in production at the Huntly (Australia) mine due to planned production increases. For both periods, the increased stability in the Alumina segment has contributed to the increase in bauxite production from increased demand.

Third-party sales for the Bauxite segment increased 49% and 21% in the third quarter and nine-month period of 2019, respectively, compared with the corresponding periods in 2018. The increase in both periods was primarily due to the increase in volume driven by higher production in addition to a higher realized price, primarily due to freight.

Intersegment sales increased 12% and 5% in the third quarter and nine-month period of 2019, respectively, compared with the corresponding periods in 2018. The increase in both periods of 2019 was primarily driven by a higher average realized price in addition to higher volumes driven by higher production.

Segment Adjusted EBITDA increased $28 and $56 in third quarter and nine-month period of 2019, respectively, compared with the corresponding periods in 2018. The improvements in the third quarter of 2019 compared with the third quarter of 2018 is primarily the result of higher average realized price on intercompany sales and higher sales volume. The increase in the nine-month period of 2019 compared with the nine-month period of 2018 is mainly the result of a higher average realized price for intersegment sales combined with favorable foreign currency movements due to a stronger U.S. dollar against the Australian dollar and Brazilian real.

For the fourth quarter of 2019 in comparison with the fourth quarter of 2018, higher production at the Boké (Guinea) mine is projected, in addition to a higher average realized price for intersegment sales, partially offset by higher planned maintenance costs.

Alumina

	Third quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Production (kmt)	3,380	3,160	9,929	9,560
Third-party shipments (kmt)	2,381	2,233	7,009	6,894
Intersegment shipments (kmt)	1,049	1,083	3,091	3,211
Total shipments(1) (kmt)	3,430	3,316	10,100	10,105
Third-party sales	$771	$1,101	$2,532	$3,083
Intersegment sales	369	544	1,231	1,534
Total sales	$1,140	$1,645	$3,763	$4,617
Segment Adjusted EBITDA	$223	$660	$964	$1,690
Average realized third-party price per metric ton of alumina	$324	$493	$361	$447
Operating costs(2)	$902	$969	$2,750	$2,896
Average cost per metric ton of alumina	$263	$292	$272	$287

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

In October 2019, the Company and representatives of the AWU reached agreement on the terms of a proposed new AWU Enterprise Agreement for employees at Alcoa’s Western Australian Operations. The proposed EA will be subject to an employee vote in November 2019.

At September 30, 2019, the Alumina segment had 2,519 kmt of curtailed refining capacity on a base capacity of 15,064 kmt. Both curtailed capacity and base capacity were unchanged compared with September 30, 2018.

Alumina production increased by 7% in the third quarter of 2019 compared with the third quarter of 2018, a quarterly production record for the Alumina segment, and increased 4% in the 2019 nine-month period compared with the 2018 nine-month period. Both increases were principally due to stabilization of operations across the refining system.

Third-party sales for the Alumina segment decreased 30% in the third quarter of 2019 and 18% in the 2019 nine-month period compared with the corresponding periods in 2018. The decrease in both periods was primarily related to a decline in average realized price which was principally driven by a lower average alumina index price (on 30-day lag). In third quarter of 2019, the decline in average realized price was partially offset by a 7% increase in volume.

Intersegment sales declined 32% and 20% in the third quarter and nine-month period of 2019, respectively, compared with the corresponding periods in 2018, primarily due to a lower average realized price and decreased demand from the Aluminum segment.  The decreased demand from the Aluminum segment was partially caused by the smelter curtailments and subsequent divestiture of the Avilés (Spain) and La Coruña (Spain) facilities and the curtailment at the Bécancour (Canada) smelter (see Aluminum below).

Segment Adjusted EBITDA decreased $437 and $726 in the third quarter and nine-month period of 2019, respectively, compared with the same periods in 2018. The decline in the third quarter period of 2019 was largely attributed to the decline in average realized price of alumina and higher bauxite costs. These impacts were partially offset by increased volume, lower unit costs for caustic soda and net favorable foreign currency movements due to a stronger U.S. dollar (particularly against the Australian dollar). The decline in the nine-month period of 2019 was primarily due to the decline in average realized price, increased maintenance expenses to support the stabilization of operations across the refining system, primarily in Australia, and higher bauxite costs.  These unfavorable impacts were partially offset by net favorable foreign currency movements due to a stronger U.S. dollar, particularly against the Australian dollar, and lower unit costs for caustic soda.

In the fourth quarter of 2019 in comparison with the fourth quarter of 2018, an increase in production is expected with lower unit costs for caustic soda and an improvement in raw material consumption and maintenance activities. Higher bauxite costs are expected to slightly reduce the impact of these favorable changes.

Aluminum

	Third quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Third-party aluminum shipments(1) (kmt)	708	806	2,141	2,453
Third-party sales	$1,677	$2,198	$5,169	$6,722
Intersegment sales	4	6	11	14
Total sales	$1,681	$2,204	$5,180	$6,736
Segment Adjusted EBITDA(2)	$43	$84	$(50)	$501

Primary aluminum information(3)
Production (kmt)	530	567	1,600	1,686
Third-party shipments(4) (kmt)	627	673	1,893	2,049
Third-party sales	$1,341	$1,658	$4,117	$5,176
Average realized third-party price per metric ton(5)	$2,138	$2,465	$2,175	$2,526
Total shipments(4) (kmt)	651	696	1,946	2,137
Operating costs(6)	$1,425	$1,754	$4,505	$5,169
Average cost per metric ton(2)	$2,189	$2,520	$2,315	$2,419

(1)	Third-party aluminum shipments are composed of both primary aluminum and flat-rolled aluminum.
(2)

As of January 1, 2019, the Company changed its accounting method for valuing certain inventories from LIFO to average cost. The effects of the change in accounting principle have been retrospectively applied to all prior periods presented.  As a result, Segment Adjusted EBITDA for Aluminum increased $11 and $44 for the third quarter and nine-month period of 2018, respectively, with the Average cost per metric ton of primary aluminum decreasing by $20 and $22 for the third quarter and nine-month period of 2018, respectively.

(3)	The primary aluminum information presented does not include flat-rolled aluminum.
(4)

Third-party and Total primary aluminum shipments include metric tons that were not produced by the Aluminum segment. Such aluminum was purchased by this segment to satisfy certain customer commitments. The Aluminum segment bears the risk of loss of the purchased aluminum until control of the product has been transferred to this segment’s customers.

(5)

Average realized price per metric ton of primary aluminum includes three elements: a) the underlying base metal component, based on quoted prices from the LME; b) the regional premium, which represents the incremental price over the base LME component that is associated with the physical delivery of metal to a particular region (e.g., the Midwest premium for metal sold in the United States); and c) the product premium, which represents the incremental price for producing physical metal into a particular shape (e.g., billet, rod, slab, etc.) or adding an alloy.
(6)	Includes all production-related costs, including raw materials; conversion costs, such as labor, materials, and utilities; depreciation and amortization; and plant administrative expenses.

The following table provides annual consolidated base and idle capacity (each in kmt) for each smelter owned by Alcoa Corporation:

		September 30, 2019		September 30, 2018
Facility	Country	Base Capacity	Idle Capacity	Base Capacity	Idle Capacity	Base Change	Idle Change
Portland (1)	Australia	197	30	197	30	—	—
São Luís (Alumar) (1)	Brazil	268	268	268	268	—	—
Baie Comeau	Canada	280	—	280	—	—	—
Bécancour (1)	Canada	310	259	310	207	—	52
Deschambault	Canada	260	—	260	—	—	—
Fjarðaál	Iceland	344	—	344	—	—	—
Lista	Norway	94	—	94	—	—	—
Mosjøen	Norway	188	—	188	—	—	—
San Ciprián	Spain	228	—	228	—	—	—
Avilés	Spain	—	—	93	32	(93)	(32)
La Coruña	Spain	—	—	87	24	(87)	(24)
Intalco	U.S.	279	49	279	49	—	—
Massena West	U.S.	130	—	130	—	—	—
Warrick	U.S.	269	108	269	161	—	(53)
Wenatchee	U.S.	146	146	146	146	—	—
		2,993	860	3,173	917	(180)	(57)

(1)	These figures represent Alcoa Corporation’s share of the facility capacity based on its ownership interest in the respective smelter.

Idle capacity at the Bécancour smelter increased by 52 kmt from the third quarter 2018 to the third quarter 2019 as a result of an additional curtailment in December 2018. This half potline curtailment was deemed necessary to ensure continued safety and maintenance due to retirements and departures among the salaried workforce from January 2018 to December 2018. Due to the lockout of bargained hourly employees, which commenced in January 2018, the salaried workforce at Bécancour had been operating the remaining potline. In July 2019, the United Steelworkers approved a new six-year labor contract and the plant began the restart process on July 26, 2019. A recall of the approximately 900 unionized employees who had been on lockout is being completed in accordance with a specific back-to-work protocol, with those on lockout generally being recalled within eight months of the restart process commencement. The restart process is expected to be completed within the second quarter of 2020.

Base and idle capacity at the Avilés and La Coruña facilities decreased from the third quarter of 2018 to the third quarter of 2019 as a result of the curtailment (February 2019) and subsequent divestiture (July 2019) of these smelters. In addition to the smelters at these locations, the casthouse at each facility and the paste plant at La Coruña were also divested. See Note C to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information related to the curtailment and divestiture of these facilities.

Idle capacity at the Warrick smelter decreased by 53 kmt from the third quarter of 2018 to the third quarter of 2019. The Company completed the planned restart of the third potline in December 2018, finalizing the previously announced restart plan for the Warrick smelter. The smelter capacity restarted directly supplies the existing rolling mill at the location, improving efficiency of the integrated site and providing an additional source of metal to help meet production volume needs.

In September 2019, members of the United Steelworkers (USW) ratified a new labor agreement, covering approximately 1,700 active employees, primarily from the Aluminum segment. The new agreement, which is now in effect, covers employees represented by the USW at Warrick Operations in Indiana, Massena Operations in New York, Wenatchee Works in Washington, Gum Springs in Arkansas, and Point Comfort in Texas.

Primary aluminum production decreased 7% and 5% in the third quarter and nine-month period of 2019, respectively, compared with the corresponding periods in 2018, principally due to the capacity changes discussed above.

Third-party sales for the Aluminum segment decreased 24% and 23% in the third quarter and nine-month period of 2019, respectively, compared with the corresponding periods in 2018. The decrease was primarily attributable to a reduction in metal price and a decrease in overall aluminum volume. The change in average realized price of primary aluminum was mainly driven by a 14% lower average LME price (on 15-day lag) for both the third quarter and nine-month period combined with a decrease in regional premiums in the nine-month period ended September 30, 2019.

The lower overall volume was primarily the result of a decline in flat-rolled aluminum shipments caused by the end of the tolling arrangement with Arconic in December 2018, the curtailments and subsequent divestiture of the Avilés and La Coruña facilities, and the half potline curtailment at the Bécancour (Canada) smelter.

Segment Adjusted EBITDA decreased $41 and $551 in the third quarter and nine-month period of 2019, respectively, compared with the corresponding periods in 2018. The decline in the third quarter of 2019 was mainly related to lower metal prices in addition to lower energy sales prices in Brazil which were partially offset by the absence of Section 232 tariffs on aluminum imported from Canada to the United States in the third quarter of 2019 and lower costs for alumina and carbon materials. The decline in the 2019 nine-month period was mainly related to lower metal prices and regional premiums, lower energy sales prices in Brazil, higher energy production costs and the establishment of a bad debt reserve against a Canadian customer receivable in the first quarter of 2019. The 2019 nine-month period decline was partially offset by lower costs for alumina and favorable foreign currency movements due to a stronger U.S. dollar mainly against the Australian dollar and Brazilian real.

In the fourth quarter of 2019 compared with the fourth quarter of 2018, lower production costs are anticipated, mainly driven by lower alumina and carbon prices, partially offset by lower metal prices. Additionally, a positive impact resulting from the elimination of Section 232 tariffs on Canadian imports is expected.

Reconciliation of Certain Segment Information

Reconciliation of Total Segment Third-Party Sales to Consolidated Sales

	Third quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Bauxite	$100	$67	$232	$191
Alumina	771	1,101	2,532	3,083
Aluminum:
Primary aluminum	1,341	1,658	4,117	5,176
Other(1)	336	540	1,052	1,546
Total segment third-party sales	2,548	3,366	7,933	9,996
Other	19	24	64	63
Consolidated sales	$2,567	$3,390	$7,997	$10,059

(1)

Other includes third-party sales of flat-rolled aluminum and energy, as well as realized gains and losses related to embedded derivative instruments designated as cash flow hedges of forward sales of aluminum.

Reconciliation of Total Segment Operating Costs to Consolidated Cost of Goods Sold

	Third quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Bauxite	$242	$206	$657	$635
Alumina	902	969	2,750	2,896
Primary aluminum	1,425	1,754	4,505	5,169
Other(1)	333	485	1,060	1,438
Total segment operating costs	2,902	3,414	8,972	10,138
Eliminations(2)	(649)	(795)	(2,035)	(2,192)
Provision for depreciation, depletion, amortization(3)	(177)	(165)	(507)	(536)
Other(4)	44	31	59	130
Consolidated cost of goods sold	$2,120	$2,485	$6,489	$7,540

(1)	Other largely relates to the Aluminum segment’s flat-rolled aluminum product division.
(2)	This line item represents the elimination of cost of goods sold related to intersegment sales between Bauxite and Alumina and between Alumina and Aluminum.

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

Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net (Loss) Income Attributable to Alcoa Corporation

	Third quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Total segment Adjusted EBITDA(1)	$400	$850	$1,286	$2,507
Unallocated amounts:
Transformation(2)	(6)	1	(1)	(2)
Intersegment eliminations(1),(3)	25	21	110	(55)
Corporate expenses(4)	(27)	(22)	(79)	(75)
Provision for depreciation, depletion, and amortization	(184)	(173)	(530)	(559)
Restructuring and other charges, net	(185)	(177)	(668)	(389)
Interest expense	(30)	(33)	(90)	(91)
Other expenses, net	(27)	(2)	(118)	(32)
Other(5)	(18)	(10)	(47)	(69)
Consolidated (loss) income before income taxes	(52)	455	(137)	1,235
Provision for income taxes	(95)	(260)	(361)	(569)
Net income attributable to noncontrolling interest	(74)	(201)	(324)	(467)
Consolidated net (loss) income attributable to Alcoa Corporation	$(221)	$(6)	$(822)	$199

(1)

As of January 1, 2019, the Company changed its accounting method for valuing certain inventories from LIFO to average cost. The effects of the change in accounting principle have been retrospectively applied to all prior periods presented. As a result, in the third quarter and nine-month period of 2018, Total Segment Adjusted EBITDA increased $11 and increased $44, respectively, and Intersegment eliminations increased $38 and decreased $37, respectively.

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

Environmental Matters

See the Environmental Matters section of Note M to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Cash from Operations

Cash provided from operations was $424 in the 2019 nine-month period compared with cash used for operations of $87 in the same period of 2018, resulting in an increase in cash provided of $511. Notable changes to sources and (uses) of cash include:

•	$669 in certain working capital accounts (receivables, inventories, and accounts payable, trade);

•

$873 from lower pension contributions, including the absence of $705 in unscheduled, discretionary payments made in the nine-month period 2018 which were primarily funded with a combination of net proceeds from the May 2018 debt issuance discussed below and cash on hand;

•	$93 related to current value-added tax at foreign locations;
•	$74 resulting from the non-recurrence of a payment made in the first quarter of 2018 related to a legacy legal matter with the U.S. government assumed by the Company in the Separation Transaction;
•	$62 resulting from the non-recurrence of a payment made in the second quarter of 2018 related to the energy supply agreement for the Wenatchee (Washington) smelter;
•	$28 resulting from the decrease in other postretirement benefit payments in the 2019 nine-month period compared with the 2018 nine-month period;
•	$18 resulting from the non-recurrence of a payment made in the second quarter of 2018 for the settlement of a legal matter in Italy; and,
•

($592) relating to changes in taxes, including income taxes. The use of cash includes changes related to higher tax payments made in the 2019 nine-month period compared with the 2018 nine-month period, primarily payments on income taxes, and changes in the underlying tax accounts.

Financing Activities

Cash used for financing activities was $351 in the 2019 nine-month period compared with cash provided from financing activities of $6 in the corresponding period of 2018, resulting in an unfavorable change of $357.

The use of cash in the 2019 nine-month period was primarily the result of $347 in net distributions to Alumina Limited (see Noncontrolling interest in Results of Operations above).

The source of cash in the 2018 nine-month period was primarily the result of $553 in additions to debt, virtually all of which was related to $492 in net proceeds from the issuance of new senior debt securities (see below) and $60 in borrowings under an existing term loan by Alcoa of Australia, and $23 in proceeds from employee exercises of 0.9 million legacy stock options at a weighted average exercise price of $25.06 per share. These items were largely offset by $457 in net distributions to Alumina Limited (see Noncontrolling interest in Results of Operations above) and $105 in payments on debt, mostly related to the early repayment ($94) of a majority of the remaining outstanding loans from Brazil’s National Bank for Economic and Social Development associated with the construction of the Estreito hydroelectric power project.

In October 2019, Alcoa Norway ANS, a wholly-owned subsidiary of Alcoa Corporation, entered into a one-year, multicurrency revolving credit facility agreement for NOK 1.3 billion (approximately $143) which is guaranteed on an unsecured basis by Alcoa Corporation. Additionally, in October 2019, a wholly-owned subsidiary of the Company entered into a $120 three-year revolving credit facility agreement secured by certain customer receivables. Alcoa Corporation guarantees the performance obligations of the wholly-owned subsidiaries under the facility. These two facilities, along with our existing Revolving Credit Facility, provide the Company with additional liquidity options to utilize in the ordinary course of business.

In May 2018, Alcoa Nederland Holding B.V. (ANHBV), a wholly-owned subsidiary of Alcoa Corporation, completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt offering for $500 of 6.125% Senior Notes due 2028 (the “2028 Notes”). ANHBV received $492 in net proceeds from the debt offering reflecting a discount to the initial purchasers of the 2028 Notes. The net proceeds, along with available cash on hand, were used to make discretionary contributions to certain U.S. defined benefit pension plans (see Cash from Operations above). The discount to the initial purchasers, as well as costs to complete the financing, was deferred and is being amortized to interest expense over the term of the 2028 Notes. Interest on the 2028 Notes is paid semi-annually in November and May. Additionally, the 2028 Notes are guaranteed on a senior unsecured basis by Alcoa Corporation and its subsidiaries that are guarantors under the Company’s Amended Revolving Credit Agreement.

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

Investing Activities

Cash used for investing activities was $334 in the 2019 nine-month period compared with $257 in the 2018 nine-month period, resulting in an increase in cash used of $77.

In the 2019 nine-month period, the use of cash was largely attributable to $245 in capital expenditures, composed of $181 in sustaining projects and $64 in return-seeking projects, and additions to investments of $112, partially offset by proceeds from the sale of assets of $23.

In the 2018 nine-month period, the use of cash was mainly due to $251 in capital expenditures, composed of $200 in sustaining and $51 in return-seeking projects.

Recently Adopted and Recently Issued Accounting Guidance

See Note B to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Dissemination of Company Information

Alcoa Corporation intends to make future announcements regarding company developments and financial performance through its website, www.alcoa.com, as well as through press releases, filings with the Securities and Exchange Commission, conference calls, and webcasts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See the Derivatives and Other Financial Instruments section of Note J to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Alcoa Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the U.S. Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective as of September 30, 2019.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the third quarter of 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4. Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of U.S. Securities and Exchange Commission Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this report.

Item 6. Exhibits.

10.1

Amendment No. 1 dated as of August 16, 2019 to the Revolving Credit Agreement dated as of September 16, 2016, as amended as of October 26, 2016, as amended and restated as of November 14, 2017 and as amended and restated as of November 21, 2018, among Alcoa Corporation, Alcoa Nederland Holding B.V., the lenders and issuers from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders and issuers (filed herewith)(1)

10.2	Terms and Conditions for Employee Restricted Share Units, effective October 1, 2019 (filed herewith)(1)

10.3	Terms and Conditions for Employee Stock Option Awards, effective October 1, 2019 (filed herewith)(1)

10.4	Terms and Conditions for Employee Special Retention Awards, effective October 1, 2019 (filed herewith)(1)

10.5	Amended and Restated Change in Control Severance Plan dated July 30, 2019 (filed herewith)(1)

10.6	Form of Amended and Restated Executive Severance Agreement for the Chief Executive Officer and the Chief Financial Officer, effective as of July 30, 2019 (filed herewith)(1)

10.7	Form of Amended and Restated Executive Severance Agreement for Corporate Officers, effective as of July 30, 2019 (filed herewith)(1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.1	Mine Safety Disclosure

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1) Certain appendices have been omitted pursuant to Item 601(a)(5) of Regulation S-K promulgated by the Securities and Exchange Commission (SEC). The Company agrees to furnish a supplemental copy of any omitted appendix to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alcoa Corporation

October 31, 2019	By /s/ WILLIAM F. OPLINGER
Date	William F. Oplinger
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

October 31, 2019	By /s/ MOLLY S. BEERMAN
Date	Molly S. Beerman
Vice President and Controller
(Principal Accounting Officer)