Form 10-Q
period 2020-03-31
Alcoa Corp
filed 2020-04-29
CIK 1675149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

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

As of April 24, 2020, 185,918,829 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

Forward-Looking Statements

This report contains statements that relate to future events and expectations and, as such, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements by Alcoa Corporation that reflect expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, forecasts concerning global demand growth for bauxite, alumina, and aluminum, and supply/demand balances; statements, projections or forecasts of future or targeted financial results or operating performance; statements about strategies, outlook, and business and financial prospects; and statements about return of capital.  These statements reflect beliefs and assumptions that are based on Alcoa Corporation’s perception of historical trends, current conditions, and expected future developments, as well as other factors that management believes are appropriate in the circumstances.  Forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and changes in circumstances that are difficult to predict. Although Alcoa Corporation believes that the expectations reflected in any forward-looking statements are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, but are not limited to: (a) current and potential future impacts of the coronavirus (COVID-19) pandemic on the global economy and our business, financial condition, results of operations, or cash flows and judgments and assumptions used in our estimates; (b) material adverse changes in aluminum industry conditions, including global supply and demand conditions and fluctuations in London Metal Exchange-based prices and premiums, as applicable, for primary aluminum and other products, and fluctuations in indexed-based and spot prices for alumina; (c) deterioration in global economic and financial market conditions generally and which may also affect Alcoa Corporation’s ability to obtain credit or financing upon acceptable terms or at all; (d) unfavorable changes in the markets served by Alcoa Corporation; (e) the impact of changes in foreign currency exchange and tax rates on costs and results; (f) increases in energy costs or uncertainty of energy supply; (g) declines in the discount rates used to measure pension liabilities or lower-than-expected investment returns on pension assets, or unfavorable changes in laws or regulations that govern pension plan funding; (h) the inability to achieve improvement in profitability and margins, cost savings, cash generation, revenue growth, fiscal discipline, or strengthening of competitiveness and operations anticipated from asset portfolio actions, operational and productivity improvements, cash sustainability, technology advancements, and other initiatives; (i) the inability to realize expected benefits, in each case as planned and by targeted completion dates, from acquisitions, divestitures, restructuring activities, facility closures, curtailments, restarts, expansions, or joint ventures; (j) political, economic, trade, legal, public health and safety, and regulatory risks in the countries in which Alcoa Corporation operates or sells products; (k) labor disputes and/or and work stoppages; (l) the outcome of contingencies, including legal and tax proceedings, government or regulatory investigations, and environmental remediation; (m) the impact of cyberattacks and potential information technology or data security breaches; and (n) the other risk factors discussed in Item 1A of Alcoa Corporation’s Form 10-K for the fiscal year ended December 31, 2019 and in this Quarterly Report on Form 10-Q, and other reports filed by Alcoa Corporation with the U.S. Securities and Exchange Commission (SEC). Alcoa Corporation disclaims any obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise, except as required by applicable law. Market projections are subject to the risks described above and other risks in the market.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	First quarter ended March 31,
	2020	2019
Sales (E)	$2,381	$2,719
Cost of goods sold (exclusive of expenses below)	2,025	2,180
Selling, general administrative, and other expenses	60	84
Research and development expenses	7	7
Provision for depreciation, depletion, and amortization	170	172
Restructuring and other charges, net (D)	2	113
Interest expense	30	30
Other (income) expenses, net (O)	(132)	41
Total costs and expenses	2,162	2,627
Income before income taxes	219	92
Provision for income taxes	80	150
Net income (loss)	139	(58)
Less: Net income attributable to noncontrolling interest	59	141
NET INCOME (LOSS) ATTRIBUTABLE TO ALCOA CORPORATION	$80	$(199)
EARNINGS PER SHARE ATTRIBUTABLE TO ALCOA CORPORATION COMMON SHAREHOLDERS (F):
Basic	$0.43	$(1.07)
Diluted	$0.43	$(1.07)

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income (unaudited)

(in millions)

	Alcoa Corporation		Noncontrolling interest		Total
	First quarter ended March 31,		First quarter ended March 31,		First quarter ended March 31,
	2020	2019	2020	2019	2020	2019
Net income (loss)	$80	$(199)	$59	$141	$139	$(58)
Other comprehensive income (loss), net of tax (G):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	38	41	—	1	38	42
Foreign currency translation adjustments	(663)	(22)	(245)	2	(908)	(20)
Net change in unrecognized gains/losses on cash flow hedges	701	(288)	(20)	6	681	(282)
Total Other comprehensive income (loss), net of tax	76	(269)	(265)	9	(189)	(260)
Comprehensive income (loss)	$156	$(468)	$(206)	$150	$(50)	$(318)

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents (K)	$829	$879
Receivables from customers	570	546
Other receivables	95	114
Inventories (I)	1,509	1,644
Fair value of derivative instruments (K)	53	59
Prepaid expenses and other current assets	277	288
Total current assets	3,333	3,530
Properties, plants, and equipment	20,181	21,715
Less: accumulated depreciation, depletion, and amortization	13,021	13,799
Properties, plants, and equipment, net	7,160	7,916
Investments (H)	1,059	1,113
Deferred income taxes (L)	425	642
Fair value of derivative instruments (K)	446	18
Other noncurrent assets	1,228	1,412
Total assets	$13,651	$14,631
LIABILITIES
Current liabilities:
Accounts payable, trade	$1,276	$1,484
Accrued compensation and retirement costs	353	413
Taxes, including income taxes	78	104
Fair value of derivative instruments (K)	80	67
Other current liabilities	435	494
Long-term debt due within one year (K)	1	1
Total current liabilities	2,223	2,563
Long-term debt, less amount due within one year (K)	1,801	1,799
Accrued pension benefits (J)	1,455	1,505
Accrued other postretirement benefits (J)	729	749
Asset retirement obligations	548	606
Environmental remediation (N)	289	296
Fair value of derivative instruments (K)	164	581
Noncurrent income taxes (L)	299	276
Other noncurrent liabilities and deferred credits	332	370
Total liabilities	7,840	8,745
CONTINGENCIES AND COMMITMENTS (N)
EQUITY
Alcoa Corporation shareholders’ equity:
Common stock	2	2
Additional capital	9,647	9,639
Accumulated deficit	(476)	(555)
Accumulated other comprehensive loss (G)	(4,898)	(4,974)
Total Alcoa Corporation shareholders’ equity	4,275	4,112
Noncontrolling interest	1,536	1,774
Total equity	5,811	5,886
Total liabilities and equity	$13,651	$14,631

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Three months ended March 31,
	2020	2019
CASH FROM OPERATIONS
Net income (loss)	$139	$(58)
Adjustments to reconcile net income (loss) to cash from operations:
Depreciation, depletion, and amortization	170	172
Deferred income taxes	23	33
Equity earnings, net of dividends	—	(3)
Restructuring and other charges, net (D)	2	113
Net gain from investing activities – asset sales (O)	(177)	(8)
Net periodic pension benefit cost (J)	33	30
Stock-based compensation	8	10
Provision for bad debt expense	2	20
Other	4	23
Changes in assets and liabilities, excluding effects of divestitures and foreign currency translation adjustments:
(Increase) Decrease in receivables	(70)	42
Decrease in inventories	41	17
Decrease in prepaid expenses and other current assets	11	13
(Decrease) in accounts payable, trade	(121)	(159)
(Decrease) in accrued expenses	(85)	(18)
(Decrease) in taxes, including income taxes	(11)	(43)
Pension contributions (J)	(48)	(7)
Decrease (Increase) in noncurrent assets	32	(10)
(Decrease) Increase in noncurrent liabilities	(43)	1
CASH (USED FOR) PROVIDED FROM OPERATIONS	(90)	168
FINANCING ACTIVITIES
Proceeds from the exercise of employee stock options	—	1
Financial contributions for the divestiture of businesses	(12)	—
Contributions from noncontrolling interest	—	20
Distributions to noncontrolling interest	(31)	(214)
Other	(1)	(6)
CASH USED FOR FINANCING ACTIVITIES	(44)	(199)
INVESTING ACTIVITIES
Capital expenditures	(91)	(69)
Proceeds from the sale of assets	199	11
Additions to investments	(1)	(1)
CASH PROVIDED FROM (USED FOR) INVESTING ACTIVITIES	107	(59)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(24)	(6)
Net change in cash and cash equivalents and restricted cash	(51)	(96)
Cash and cash equivalents and restricted cash at beginning of year	883	1,116
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$832	$1,020

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Changes in Consolidated Equity (unaudited)

(in millions)

	Alcoa Corporation shareholders
First quarter ended March 31, 2019	Common stock	Additional capital	Retained earnings (deficit)	Accumulated other comprehensive loss	Non- controlling interest	Total equity
Balance at December 31, 2018	$2	$9,611	$570	$(4,565)	$1,970	$7,588
Net (loss) income	—	—	(199)	—	141	(58)
Other comprehensive (loss) income (G)	—	—	—	(269)	9	(260)
Stock-based compensation	—	10	—	—	—	10
Common stock issued: compensation plans	—	1	—	—	—	1
Contributions	—	—	—	—	20	20
Distributions	—	—	—	—	(214)	(214)
Other	—	(4)	—	—	—	(4)
Balance at March 31, 2019	$2	$9,618	$371	$(4,834)	$1,926	$7,083

First quarter ended March 31, 2020
Balance at December 31, 2019	$2	$9,639	$(555)	$(4,974)	$1,774	$5,886
Net income	—	—	80	—	59	139
Other comprehensive income (loss) (G)	—	—	—	76	(265)	(189)
Stock-based compensation	—	8	—	—	—	8
Distributions	—	—	—	—	(31)	(31)
Other	—	—	(1)	—	(1)	(2)
Balance at March 31, 2020	$2	$9,647	$(476)	$(4,898)	$1,536	$5,811

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Notes to the Consolidated Financial Statements (unaudited)

(dollars in millions, except per-share amounts; metric tons in thousands (kmt))

A. Basis of Presentation – The interim Consolidated Financial Statements of Alcoa Corporation and its subsidiaries (Alcoa Corporation, Alcoa, or the Company) are unaudited. These Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The 2019 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which includes all disclosures required by GAAP.

In accordance with GAAP, certain situations require management to make estimates based on judgments and assumptions, which may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They also may affect the reported amounts of revenues and expenses during the reporting periods. Management uses historical experience and all available information to make these estimates, including considerations for the impact of the coronavirus (COVID-19) pandemic on the macroeconomic environment. The extent and duration of the pandemic is unknown, causing uncertainty of the future impact on the Company’s business, financial condition, operating results, cash flows, and market capitalization and could adversely impact future results, including estimates, such as the recoverability of goodwill and long-lived assets and the realizability of deferred tax assets, made at March 31, 2020. Despite these inherent limitations, management believes that the amounts recorded in the financial statements related to these items are based on its best estimates and judgments using all relevant information available at the time. Management regularly evaluates the judgments and assumptions used in its estimates, and results could differ from those estimates upon future events and their effects or new information.

References in these Notes to ParentCo refer to Alcoa Inc., a Pennsylvania corporation, and its consolidated subsidiaries through October 31, 2016, at which time it was renamed Arconic Inc. (and since has been subsequently renamed Howmet Aerospace Inc.). On November 1, 2016 (the Separation Date), ParentCo separated into two standalone, publicly-traded companies, Alcoa Corporation and Arconic Inc. (the Separation Transaction). In connection with the Separation Transaction, as of October 31, 2016, the Company and Arconic Inc. entered into several agreements to effect the Separation Transaction, including a Separation and Distribution Agreement and a Tax Matters Agreement. See Note A to the Consolidated Financial Statements in Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019 for additional information.

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

AWAC is an unincorporated global joint venture between Alcoa Corporation and Alumina Limited and consists of several affiliated operating entities, which own, or have an interest in, or operate the bauxite mines and alumina refineries within Alcoa Corporation’s Bauxite and Alumina segments (except for the Poços de Caldas mine and refinery and portions of the São Luís refinery and investment in Mineração Rio do Norte S.A., all in Brazil) and the Portland smelter in Australia within Alcoa Corporation’s Aluminum segment. Alcoa Corporation owns 60% and Alumina Limited owns 40% of these individual entities, which are consolidated by the Company for financial reporting purposes and include Alcoa of Australia Limited (AofA), Alcoa World Alumina LLC (AWA), and Alcoa World Alumina Brasil Ltda. (AWAB). Alumina Limited’s interest in the equity of such entities is reflected as Noncontrolling interest on the accompanying Consolidated Balance Sheet.

B. Recently Adopted and Recently Issued Accounting Guidance

Adopted

On January 1, 2020, the Company adopted the following Accounting Standard Updates (ASU) issued by the Financial Accounting Standard Board (FASB), none of which had a material impact on the Company’s Consolidated Financial Statements:

•	ASU No. 2019-08, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606);
•	ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software;
•	ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20);
•	ASU No. 2018-13, Fair Value Measurement (Topic 820); and,

•	ASU No. 2016-13, Financial Instruments – Credit Losses.

Issued

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) which is intended to simplify the accounting for income taxes by eliminating certain exceptions and simplifying certain requirements under Topic 740. Updates are related to intraperiod tax allocation, deferred tax liabilities for equity method investments, interim period tax calculations, tax laws or rate changes in interim periods, and income taxes related to employee stock ownership plans. The guidance for ASU No. 2019-12 becomes effective for Alcoa on January 1, 2021. Management is currently evaluating the impact of these changes on the Consolidated Financial Statements.

In March 2020, the FASB issued ASU No. 2020-04 to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Management is currently evaluating the impact from the replacement of the London Interbank Offered Rate (LIBOR) and whether the Company will elect the adoption of the optional guidance.

C. Divestitures – During the first quarter of 2020, the Company sold Elemental Environmental Solutions LLC (EES), a wholly-owned Alcoa subsidiary that operated the waste processing facility in Gum Springs, Arkansas, to a global environmental firm in a transaction valued at $250. At the close of the transaction the Company recorded a gain of $180 (pre- and after-tax; see Note O) and received $200 with another $50 held in escrow to be paid to Alcoa if certain post-closing conditions are satisfied.

D. Restructuring and Other Charges, Net – In the first quarter of 2020, Alcoa Corporation recorded Restructuring and other charges, net, of $2 which was comprised of several insignificant items including $3 related to pension curtailments (see Note J).

In the first quarter of 2019, Alcoa Corporation recorded Restructuring and other charges, net of $113, which were comprised of the following components: $103 for exit costs related to the collective dismissal process and curtailment of the Avilés and La Coruña smelters in Spain (see below); $7 for closure costs related to a coal mine; and a $3 net charge for various items.

Restructuring charges recorded in the first quarter of 2019 related to the collective dismissal process and smelter curtailments in Spain included asset impairments of $80, employee-related costs of $15 and contract termination costs of $8. Additional charges recorded in the first quarter included a $15 write down of remaining inventories to their net realizable value, which was recorded in Cost of goods sold, and $2 in miscellaneous charges recorded in Selling, general administrative, and other expenses on the accompanying Statement of Consolidated Operations.

Alcoa Corporation does not include Restructuring and other charges, net in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

	First quarter ended March 31,
	2020	2019
Bauxite	$—	$1
Alumina	2	1
Aluminum	2	107
Segment total	4	109
Corporate	(2)	4
Total Restructuring and other charges, net	$2	$113

During 2019, Alcoa Corporation announced and implemented a new operating model that resulted in a leaner, more integrated, operator-centric organization. As a result of the restructuring, a Severance and other employee termination cost reserve of $27 remained at December 31, 2019. During the first quarter of 2020, changes to the reserve included additional net charges of $1, a reduction of $2 caused by foreign currency impacts, and a reduction from cash payments of $13. As of March 31, 2020, approximately 210 of the 260 employees were separated. In addition to the employees separated under the program, the Company eliminated 60 positions as open roles or retirements were not replaced.

In December 2019, Alcoa Corporation announced the closure of its Point Comfort (Texas) alumina refinery. As a result of the restructuring, a Severance and other employee termination cost reserve of $4 remained at December 31, 2019. During the first quarter of 2020, payments of $1 were made against the reserve. At March 31, 2020, approximately 20 of the 40 employees were separated.

Also during 2019, Alcoa Corporation curtailed and subsequently divested the aluminum facilities at Avilés and La Coruña (Spain). As a result of the divestiture, a restructuring reserve of $68 remained at December 31, 2019 relating to financial contributions to the investment firm that acquired the facilities. In the first quarter of 2020, cash payments of $12 were made against the reserve. The remaining reserve of $56 will be paid through the second quarter of 2021.

Activity and reserve balances for restructuring charges were as follows:

	Severance and employee termination costs	Other costs	Total
Balance at December 31, 2018	$5	$42	$47
Restructuring and other charges, net	51	161	212
Cash payments	(19)	(99)	(118)
Reversals and other	(2)	(2)	(4)
Balance at December 31, 2019	35	102	137
Restructuring and other charges, net	1	3	4
Cash payments	(17)	(20)	(37)
Reversals and other	(2)	(2)	(4)
Balance at March 31, 2020	$17	$83	$100

The activity and reserve balances include only Restructuring and other charges, net that impact the reserves for Severance and employee termination costs and Other costs. Restructuring and other charges, net that affected other liability accounts such as environmental obligations (see Note N), asset retirement obligations, and pension and other postretirement reserves (see Note J) are excluded from the above activity and balances. Reversals and other includes reversals of previously recorded liabilities and foreign currency translation impacts.

The noncurrent portion of the reserve was $7 and $13 at March 31, 2020 and December 31, 2019, respectively, of which $6 and $12, respectively, relate to financial contributions to the investment firm that acquired the Avilés and La Coruña aluminum facilities.

E. Segment Information – The operating results of Alcoa Corporation’s reportable segments were as follows (differences between segment totals and consolidated amounts are in Corporate):

	Bauxite	Alumina	Aluminum	Total
First quarter ended March 31, 2020
Sales:
Third-party sales	$71	$707	$1,598	$2,376
Intersegment sales	235	336	3	574
Total sales	$306	$1,043	$1,601	$2,950
Segment Adjusted EBITDA	$120	$193	$62	$375
Supplemental information:
Depreciation, depletion, and amortization	$34	$49	$81	$164
Equity (loss) income	$—	$(9)	$5	$(4)
First quarter ended March 31, 2019
Sales:
Third-party sales	$65	$897	$1,735	$2,697
Intersegment sales	236	417	3	656
Total sales	$301	$1,314	$1,738	$3,353
Segment Adjusted EBITDA	$126	$372	$(96)	$402
Supplemental information:
Depreciation, depletion, and amortization	$28	$48	$89	$165
Equity income (loss)	$—	$12	$(22)	$(10)

The following table reconciles total Segment Adjusted EBITDA to consolidated net income (loss) attributable to Alcoa Corporation:

	First quarter ended March 31,
	2020	2019
Total Segment Adjusted EBITDA	$375	$402
Unallocated amounts:
Transformation(1)	(16)	2
Intersegment eliminations	(8)	86
Corporate expenses(2)	(27)	(24)
Provision for depreciation, depletion, and amortization	(170)	(172)
Restructuring and other charges, net (D)	(2)	(113)
Interest expense	(30)	(30)
Other income (expenses), net (O)	132	(41)
Other(3)	(35)	(18)
Consolidated income before income taxes	219	92
Provision for income taxes	(80)	(150)
Net income attributable to noncontrolling interest	(59)	(141)
Consolidated net income (loss) attributable to Alcoa Corporation	$80	$(199)

(1)	Transformation includes, among other items, the Adjusted EBITDA of previously closed operations.
(2)

Corporate expenses are composed of general administrative and other expenses of operating the corporate headquarters and other global administrative facilities, as well as research and development expenses of the corporate technical center.

(3)

Other includes certain items that impact Cost of goods sold and Selling, general administrative, and other expenses on Alcoa Corporation’s Statement of Consolidated Operations that are not included in the Adjusted EBITDA of the reportable segments.

The following table details Alcoa Corporation’s Sales by product division:

	First quarter ended March 31,
	2020	2019
Primary aluminum	$1,297	$1,394
Alumina	707	897
Flat-rolled aluminum	272	312
Bauxite	59	58
Energy	52	69
Other	(6)	(11)
	$2,381	$2,719

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

The information used to compute basic and diluted EPS attributable to Alcoa Corporation common shareholders was as follows (shares in millions):

	First quarter ended March 31,
	2020	2019
Net income (loss) attributable to Alcoa Corporation	$80	$(199)
Average shares outstanding – basic	186	185
Effect of dilutive securities:
Stock options	—	—
Stock units	1	—
Average shares outstanding – diluted	187	185

Options to purchase two million shares of common stock outstanding at March 31, 2020 were excluded because they had a weighted average exercise price of $26.55 per share which was greater than the average market price of Alcoa Corporation’s common stock.

In the first quarter of 2019, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive. Had Alcoa generated net income in the first quarter of 2019, one million common share equivalents related to five million outstanding stock units and stock options combined would have been included in diluted average shares outstanding for the period. Options to purchase one million shares of common stock outstanding at March 31, 2019 would have also been excluded had Alcoa generated net income because they had a weighted average exercise price of $38.49 per share which was greater than the average market price of Alcoa Corporation’s common stock.

G. Accumulated Other Comprehensive Loss

The following table details the activity of the three components that comprise Accumulated other comprehensive loss for both Alcoa Corporation’s shareholders and Noncontrolling interest:

	Alcoa Corporation		Noncontrolling interest
	First quarter ended March 31,		First quarter ended March 31,
	2020	2019	2020	2019
Pension and other postretirement benefits (J)
Balance at beginning of period	$(2,282)	$(2,283)	$(56)	$(46)
Other comprehensive income:
Unrecognized net actuarial loss and prior service cost/benefit	(20)	(4)	(1)	—
Tax benefit	6	1	—	—
Total Other comprehensive loss before reclassifications, net of tax	(14)	(3)	(1)	—
Amortization of net actuarial loss and prior service cost/benefit(1)	54	45	1	1
Tax expense(2)	(2)	(1)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	52	44	1	1
Total Other comprehensive income	38	41	—	1
Balance at end of period	(2,244)	(2,242)	(56)	(45)

Foreign currency translation
Balance at beginning of period	(2,160)	(2,071)	(834)	(810)
Other comprehensive (loss) income(3)	(663)	(22)	(245)	2
Balance at end of period	(2,823)	(2,093)	(1,079)	(808)

Cash flow hedges (K)
Balance at beginning of period	(532)	(211)	20	31
Other comprehensive income (loss):
Net change from periodic revaluations	852	(352)	(26)	27
Tax (expense) benefit	(175)	66	7	(8)
Total Other comprehensive income (loss) before reclassifications, net of tax	677	(286)	(19)	19
Net amount reclassified to earnings:
Aluminum contracts(4)	13	13	—	—
Financial contracts(5)	3	(26)	(2)	(18)
Interest rate contracts(6)	1	—	—	—
Foreign exchange contracts(4)	8	4	—	—
Sub-total	25	(9)	(2)	(18)
Tax (expense) benefit(2)	(1)	7	1	5
Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	24	(2)	(1)	(13)
Total Other comprehensive income (loss)	701	(288)	(20)	6
Balance at end of period	169	(499)	—	37

Total Accumulated other comprehensive loss	$(4,898)	$(4,834)	$(1,135)	$(816)

(1)	These amounts were included in the computation of net periodic benefit cost for pension and other postretirement benefits (see Note J).
(2)	These amounts were reported in Provision for income taxes on the accompanying Statement of Consolidated Operations.
(3)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.
(4)	These amounts were primarily reported in Sales on the accompanying Statement of Consolidated Operations.
(5)	These amounts were reported in Cost of goods sold on the accompanying Statement of Consolidated Operations.
(6)	These amounts were reported in Other (income) expenses, net of the accompanying Statement of Consolidated Operations.

(7)	A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings.

H. Investments – A summary of unaudited financial information for Alcoa Corporation’s equity investments is as follows (amounts represent 100% of investee financial information):

First quarter ended March 31, 2020	Saudi Arabia Joint Venture	Mining	Energy	Other
Sales	$585	$218	$59	$73
Cost of goods sold	462	148	26	67
Net (loss) income	(13)	9	27	(9)
Equity in net (loss) income of affiliated companies, before reconciling adjustments	(3)	6	11	(4)
Other	(3)	(3)	(2)	5
Alcoa Corporation’s equity in net (loss) income of affiliated companies	(6)	3	9	1
First quarter ended March 31, 2019
Sales	958	228	63	14
Cost of goods sold	852	149	29	15
Net (loss) income	(68)	(2)	28	(6)
Equity in net (loss) income of affiliated companies, before reconciling adjustments	(17)	5	11	(3)
Other	6	8	—	2
Alcoa Corporation’s equity in net (loss) income of affiliated companies	(11)	13	11	(1)

During the second quarter of 2019, Alcoa Corporation and the Saudi Arabian Mining Company (Ma’aden) amended the joint venture agreement that governed the operations of each of the three companies that comprised the joint venture at that time. The amendment resulted in various changes including the divestiture of the Company’s investment in Ma’aden Rolling Company (MRC). As a result, Saudi Arabia Joint Venture only includes MRC’s results for the first quarter ended March 31, 2019.

The Company’s basis in the ElysisTM Limited Partnership, included in Other in the table above, has been reduced to zero for its share of losses incurred to date. As a result, the Company has $21 in unrecognized losses as of March 31, 2020 that will be recognized upon additional contributions into the partnership.

I. Inventories

	March 31, 2020	December 31, 2019
Finished goods	$300	$305
Work-in-process	242	282
Bauxite and alumina	427	446
Purchased raw materials	399	453
Operating supplies	141	158
	$1,509	$1,644

J. Pension and Other Postretirement Benefits – The components of net periodic benefit cost were as follows:

	Pension benefits		Other postretirement benefits
First quarter ended March 31,	2020	2019	2020	2019
Service cost	$14	$12	$1	$1
Interest cost(1)	42	56	5	8
Expected return on plan assets(1)	(74)	(81)	—	—
Recognized net actuarial loss(1)	51	42	4	3
Amortization of prior service cost(1)	—	1	(3)	—
Curtailments(2)	3	—	—	—
Net periodic benefit cost	$36	$30	$7	$12

(1)	These amounts were reported in Other (income) expenses, net on the accompanying Statement of Consolidated Operations (see Note O).
(2)	These amounts were reported in Restructuring and other charges, net on the accompanying Statements of Consolidated Operations (see Note D) and of Cash Flows.

Plan Actions. In 2020, management initiated the following actions to certain pension plans:

Action #1 – In February 2020, the Company entered into a new, six-year collective bargaining agreement with the Union of Professional and Office Workers of the Alcoa Smelter of Baie-Comeau in Canada. Under the agreement, all unionized office employees that are participants in one of the Company’s defined benefit pension plans will cease accruing retirement benefits for future service effective January 1, 2021. This change will affect approximately 20 employees, who are targeted to be transitioned to a target benefit plan, where the funding risk is assumed by the employees. The Company will contribute approximately 12% of these participants’ eligible earnings to the new plan on an annual basis. Participants already collecting benefits or who terminated with a vested benefit under the defined benefit pension plan are not affected by these changes.

Action #2 – In February 2020, the Company notified all non-unionized hourly employees of Aluminerie de Deschambault, who are participants in one of the Company’s defined benefit pension plans, that they will cease accruing retirement benefits for future service effective January 1, 2021. This change will affect approximately 430 employees, who will be transitioned to a replacement plan yet to be determined, where the funding risk is assumed by the employees. The Company will contribute a certain percentage of these participants’ eligible earnings to the new plan on an annual basis. Participants already collecting benefits or who terminated with a vested benefit under the defined benefit pension plan are not affected by these changes.

The above actions caused the respective plans to be remeasured, including an update to the discount rates used to determine the benefit obligations of the affected plans. The following table presents certain information and the financial impacts of these actions on the accompanying Consolidated Financial Statements:

Action #	Number of affected plan participants	Weighted average discount rate as of December 31, 2019	Plan remeasurement date	Weighted average discount rate as of plan remeasurement date	Increase to accrued pension benefits liability	Curtailment charge(1)
1	~20	3.15%	January 31, 2020	2.75%	$18	$1
2	~430	3.20%	January 31, 2020	2.75%	28	2
	~450				$46	$3

(1)

These amounts represent the accelerated amortization of a portion of the existing prior service cost and was reclassified from Accumulated other comprehensive loss to Restructuring and other charges, net (see Note D) on the accompanying Statement of Consolidated Operations.

Funding and Cash Flows. As permitted under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, the Company is planning on deferring approximately $220 of pension contributions, primarily for the U.S. plans, from 2020 to January 1, 2021. As a result, as of March 31, 2020, Alcoa’s minimum required contribution to defined benefit pension plans in 2020 is now estimated to be approximately $75, of which approximately $40 is primarily for U.S. plans.

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

The following tables present the detail for Level 1, 2 and 3 derivatives (see additional Level 3 information in further tables below):

	March 31, 2020		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
Level 1 and 2 derivative instruments	$32	$101	$3	$33
Level 3 derivative instruments	467	143	74	615
Total	$499	$244	$77	$648
Less: Current	53	80	59	67
Noncurrent	$446	$164	$18	$581

	Unrealized gain (loss) recognized in Other comprehensive income (loss)		Realized (loss) gain reclassed from Other comprehensive income (loss) to earnings
First quarter ended March 31,	2020	2019	2020	2019
Level 1 and 2 derivative instruments	$(29)	$(8)	$(14)	$(4)
Level 3 derivative instruments	867	(317)	(8)	31
Noncontrolling and equity interest	14	(27)	(3)	(18)
Total	$852	$(352)	$(25)	$9

For the quarter ended March 31, 2020, the realized loss of $14 on Level 1 and 2 cash flow hedges was comprised of a $7 loss recognized in Sales and a $7 loss recognized in Cost of goods sold. For the quarter ended March 31, 2019, the realized loss of $4 on Level 1 and 2 cash flow hedges was recognized in Sales.

Additional Level 3 Disclosures

The following table presents quantitative information related to the significant unobservable inputs described above for Level 3 derivative instruments (megawatt hours in MWh):

	March 31, 2020	Unobservable Input	Unobservable Input Range
Asset Derivatives
Financial contract	$4	Interrelationship of	Electricity (per MWh)	2020: $31.87
		forward energy price and the Consumer Price Index		2021: $34.16
Power contracts	458	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2020: $1,502 2029: $2,173 2036: $2,470
			Midwest premium (per pound)	2020: $0.1175 2029: $0.1300 2036: $0.1300
			Electricity	Rate of 11 million MWh per year
Power contract	3	MWh of energy needed to produce the forecasted metric	LME (per mt)	2020: $1,502 2020: $1,523
		tons of aluminum	Midwest premium (per pound)	2020: $0.1175 2020: $0.1250
			Electricity	Rate of 2 million MWh per year
Total Asset Derivatives	$465
Liability Derivatives
Power contract	$113	MWh of energy needed	LME (per mt)	2020: $1,502
		to produce the forecasted		2027: $2,065
		mt of aluminum	Electricity	Rate of 4 million MWh per year
Power contract (undesignated)	28	Estimated spread between the 30-year debt yield of Alcoa and the counterparty	Credit spread	4.48%: 30-year debt yield spread 8.98%: Alcoa (estimated) 4.50%: counterparty
Total Liability Derivatives	$141

The Total Asset Derivatives and Total Liability Derivatives in the table above are lower by $2 compared to the respective amount reflected in the Level 3 tables presented below. This is due to the fact that the Financial contract is in an asset position for the current portion and is in a liability position for the noncurrent portion and is reflected as such on the accompanying Consolidated Balance Sheet. However, this derivative is reflected as a net asset in the above table for purposes of presenting the assumptions utilized to measure the fair value of the derivative instrument in its entirety.

The fair values of Level 3 derivative instruments recorded in the accompanying Consolidated Balance Sheet were as follows:

Asset Derivatives	March 31, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Current—power contracts	$25	$—
Current—financial contract	6	57
Noncurrent—power contracts	436	—
Noncurrent—financial contract	—	17
Total derivatives designated as hedging instruments	$467	$74
Total Asset Derivatives	$467	$74
Liability Derivatives
Derivatives designated as hedging instruments:
Current—power contracts	$9	$47
Noncurrent—power contracts	104	551
Noncurrent—financial contract	2	—
Total derivatives designated as hedging instruments	$115	$598
Derivatives not designated as hedging instruments:
Current—power contract	$4	$3
Noncurrent—power contract	24	14
Total derivatives not designated as hedging instruments	$28	$17
Total Liability Derivatives	$143	$615

Assuming market rates remain constant with the rates at March 31, 2020, a realized gain of $16 related to power contracts and $6 related to the financial contract are expected to be recognized in Sales and Cost of goods sold, respectively, over the next 12 months.

At March 31, 2020 and December 31, 2019, the power contracts with embedded derivatives designated as cash flow hedges hedge forecasted aluminum sales of 2,298 kmt and 2,347 kmt, respectively. At March 31, 2020 and December 31, 2019, the financial contract hedges forecasted electricity purchases of 3,278,484 and 3,891,096 megawatt hours, respectively.

The following table presents a reconciliation of activity for Level 3 derivative instruments:

	Assets		Liabilities
	Power contract	Financial contract	Power contract	Financial contract	Embedded credit derivative
January 1, 2020	$—	$74	$598	$—	$17
Total gains or losses included in:
Sales (realized)	(1)	—	(17)	—	—
Cost of goods sold (realized)	—	(4)	—	—	—
Other (income) expenses, net (unrealized/realized)	—	—	—	—	11
Other comprehensive (loss) income (unrealized)	462	(61)	(468)	2	—
Other	—	(3)	—	—	—
March 31, 2020	$461	$6	$113	$2	$28
Change in unrealized gains or losses included in earnings for derivative instruments held at March 31, 2020:
Other (income) expenses, net	$—	$—	$—	$—	$11

There were no purchases, sales or settlements of Level 3 derivative instruments in the periods presented.

Other Financial Instruments

The carrying values and fair values of Alcoa Corporation’s other financial instruments were as follows:

	March 31, 2020		December 31, 2019
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$829	$829	$879	$879
Restricted cash	3	3	4	4
Long-term debt due within one year	1	1	1	1
Long-term debt, less amount due within one year	1,801	1,668	1,799	1,961

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

L. Income Taxes – Alcoa Corporation’s estimated annualized effective tax rate (AETR) for 2020 as of March 31, 2020 differs from the U.S. federal statutory rate of 21% primarily due to losses in countries with full valuation reserves resulting in no tax benefit, as well as foreign income taxed in higher rate jurisdictions.

	Three-months ended March 31,
	2020	2019
Income before income taxes	$219	$92
Estimated annualized effective tax rate	57.1%	72.2%
Income tax expense	$125	$67
(Favorable) unfavorable tax impact related to losses in jurisdictions with no tax benefit	(46)	83
Discrete tax charge	1	—
Provision for income taxes	$80	$150

Deferred taxes are recorded for future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. These future tax consequences result from differences between the financial and tax bases of Alcoa’s assets and liabilities and are adjusted for changes in tax rates and tax laws when enacted.

The future realization of net deferred tax assets is reviewed quarterly, or more frequently if there are changes in the positive and negative evidence used in management’s assessments, and is based on projections of the respective future taxable income (defined as the sum of pretax income, other comprehensive income, and permanent tax differences), exclusive of reversing temporary differences and carryforwards.

Management’s forecasted taxable income is based on macroeconomic indicators and involves assumptions related to, among others: commodity prices; volume levels; and key inputs and raw materials, such as bauxite, alumina, caustic soda, calcined petroleum coke, liquid pitch, energy, labor, and transportation costs. These are the same assumptions utilized by management to develop the financial and operating plan that is used to manage the Company and measure performance against actual results. Additionally, uncertainty and changes in the macroeconomic environment and the economy in Alcoa’s operating locations may arise as a result of the COVID-19 pandemic. Adverse effects from these changes may impact the assumptions utilized to develop the forecasted taxable income and may result in the need for a valuation allowance on certain deferred tax assets.

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

At December 31, 2019, Alcoa Canada Company was in a three-year cumulative loss position without a valuation allowance where, in management’s judgment, the weight of the positive evidence more than offset the negative evidence of the cumulative losses. At March 31, 2020, in management’s judgment, the positive evidence continued to more than offset the negative evidence of the cumulative losses. Upon changes in facts and circumstances, management may conclude that Alcoa Canada Company’s deferred tax assets may not be realized, resulting in a future charge to establish a valuation allowance. Alcoa Canada Company’s net deferred tax assets were $46 and $137 at March 31, 2020 and December 31, 2019, respectively. The majority of the Alcoa Canada Company net deferred tax assets relate to pension obligations and derivatives.

M. Leasing

Managements records a right-of-use asset and lease liability for several types of operating leases, including land and buildings, alumina refinery process control technology, plant equipment, vehicles, and computer equipment. The leases have remaining terms of one to 38 years. The discount rate applied to these leases is the Company’s incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments, unless there is a rate implicit in the lease agreement. The Company does not have material financing leases.

Lease expense and operating cash flows include:

	First quarter ended March 31,
	2020	2019
Costs from operating leases	$18	$19
Variable lease payments	$4	$3
Short-term rental expense	$1	$3

The weighted average lease term and weighted average discount rate as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
Weighted average lease term for operating leases (years)	4.5	4.6
Weighted average discount rate for operating leases	5.4%	5.4%

The following represents the aggregate right-of use assets and related lease obligations recognized in the Consolidated Balance Sheet at:

	March 31, 2020	December 31, 2019
Properties, plants and equipment, net	$141	$154
Other current liabilities	$56	$61
Other noncurrent liabilities and deferred credits	90	100
Total operating lease liabilities	$146	$161

New leases of $7 were added during the three months ended March 31, 2020.

The future cash flows related to the operating lease obligations as of March 31, 2020 were as follows:

2020 (excluding the three months ended March 31)	$49
2021	53
2022	21
2023	13
2024	7
Thereafter	26
Total lease payments (undiscounted)	169
Less: discount to net present value	(23)
Total	$146

N. Contingencies

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

Alcoa Corporation’s environmental remediation reserve balance reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. The following table details the changes in the carrying value of recorded environmental remediation reserves:

Balance at December 31, 2018	$280
Liabilities incurred	73
Cash payments	(17)
Reversals of previously recorded liabilities	(1)
Balance at December 31, 2019	335
Liabilities incurred	2
Cash payments	(3)
Foreign currency translation and other	(7)
Balance at March 31, 2020	$327

At March 31, 2020 and December 31, 2019, the current portion of Alcoa Corporation’s environmental remediation reserve balance was $38 and $39, respectively. The Company incurred liabilities of $2 and $1 for the quarter ended March 31, 2020 and 2019, respectively, which were primarily recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations.

Payments related to remediation expenses applied against the reserve were $3 for the quarters ended March 31, 2020 and 2019. These amounts include mandated expenditures as well as those not required by any regulatory authority or third party. The reserve also reflects a decrease of $6 in the first quarter of 2020, and $1 in the first quarter of 2019 due to the effects of foreign currency translation. The first quarter of 2019 also included a $1 reversal of previously recorded liabilities.

The estimated timing of cash outflows on the environmental remediation reserve at March 31, 2020 is as follows:

2020 (excluding the three months ended March 31, 2020)	$24
2021 - 2025	194
Thereafter	109
Total	$327

Reserve balances at March 31, 2020 and December 31, 2019, associated with significant sites with active remediation underway or for future remediation were $268 and $274, respectively. In management’s judgment, the Company’s reserves are sufficient to satisfy the provisions of the respective action plans. Upon changes in facts or circumstances, a change to the reserve may be required. The Company’s significant sites include:

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

Massena, New York—The reserve associated with the 2015 closure of the Massena East smelter by the Company’s subsidiary, Reynolds Metals Company, is for subsurface soil remediation to be performed after demolition of the structures.  Remediation work is expected to commence in 2021 and will take four to eight years to complete.

Point Comfort, Texas—The reserve associated with the 2019 closure of the Point Comfort alumina refinery is for disposal of industrial wastes contained at the site, subsurface remediation, and post-closure monitoring and maintenance. The final remediation plan is currently under review, which may result in a change to the existing reserve.

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

Longview, Washington—In connection with a 2018 Consent Decree and Cleanup Action Plan with the Washington State Department of Ecology, the Company’s subsidiary, Northwest Alloys, accepted certain responsibilities for future remediation of contaminated soil and sediments at the site located near Longview, Washington.

Other Sites—The Company is in the process of decommissioning various other plants and remediating sites in several countries for potential redevelopment or to return the land to a natural state. In aggregate, there are approximately 35 remediation projects at these other sites that are planned or underway. These activities will be completed at various times in the future with the latest expected to be in 2026, after which ongoing monitoring and other activities may be required. At March 31, 2020 and December 31, 2019, the reserve balance associated with these activities was $59 and $61, respectively.

Tax

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

In July 2018, the National Court denied ParentCo’s appeal of the assessment; however, it required Spain’s tax authorities to issue a new assessment, which considers available net operating losses of the former Spanish consolidated tax group from prior tax years that can be utilized during the assessed tax years. Subsequently, Arconic Inc. and Alcoa Corporation (collectively, the Companies) estimated the amount of the new assessment, including applicable interest, to be in the range of $25 to $61 (€21 to €53) after consideration of available net operating losses and tax credits. Under the Tax Matters Agreement related to the Separation Transaction, unfavorable tax outcomes are split by Arconic Inc. and Alcoa Corporation 51% and 49%, respectively. Based on a review of the basis on which the National Court decided this matter, Alcoa Corporation management no longer believed that the Companies were more likely than not (greater than 50%) to prevail in this matter. Accordingly, in the third quarter of 2018, Alcoa Corporation recorded a charge of $30 (€26) in Provision for income taxes to establish a liability for its 49% share of the estimated loss in this matter, representing management’s best estimate at the time.

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

Brazil (AWAB)— In March 2013, AWAB was notified by the Brazilian Federal Revenue Office (RFB) that approximately $110 (R$220) of value added tax credits previously claimed are being disallowed and a penalty of 50% assessed. Of this amount, AWAB received $41 (R$82) in cash in May 2012. The value-added tax credits were claimed by AWAB for both fixed assets and export sales related to the Juruti bauxite mine and São Luís refinery expansion. The RFB has disallowed credits they allege belong to the consortium in which AWAB owns an interest and should not have been claimed by AWAB. Credits have also been disallowed as a result of challenges to apportionment methods used, questions about the use of the credits, and an alleged lack of documented proof. AWAB presented defense of its claim to the RFB on April 8, 2013. If AWAB is successful in this administrative process, the RFB would have no further recourse. If unsuccessful in this process, AWAB has the option to litigate at a judicial level. Separately from AWAB’s administrative appeal, in June 2015, new tax law was enacted repealing the provisions in the tax code that were the basis for the RFB assessing a 50% penalty in this matter. As such, the estimated range of reasonably possible loss for these matters is $0 to $43 (R$220). It is management’s opinion that the allegations have no basis; however, at this time, the Company is unable to reasonably predict an outcome for this matter.

Australia (AofA)— In December 2019, AofA received a statement of audit position (SOAP) from the Australian Taxation Office (ATO) related to the pricing of certain historic third-party alumina sales. The SOAP proposed adjustments that would result in additional income tax payable by AofA of approximately $129 (A$212), exclusive of interest and penalties.

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

O. Other (Income) Expenses, Net

	First quarter ended March 31,
	2020	2019
Equity loss	$7	$12
Foreign currency losses, net	11	12
Net gain from asset sales	(177)	(8)
Net loss on mark-to-market derivative instruments (K)	11	—
Non-service costs – Pension & OPEB (J)	25	29
Other	(9)	(4)
	$(132)	$41

Net gain from asset sales for the first quarter of 2020 includes a net gain of $180 related to the sale of EES (see Note C).

P. Subsequent Events

On April 22, 2020, as part of the Company’s portfolio review, Alcoa announced that it will curtail the remaining 230,000 metric tons of uncompetitive smelting capacity at its Intalco smelter in Ferndale, Washington amid declining market conditions. The full curtailment of 279,000 metric tons, which includes 49,000 metric tons of earlier-curtailed capacity, is expected to be complete by the end of July 2020. The smelter recorded a net loss of $24 in the first quarter of 2020. This action will bring Alcoa’s total curtailed smelting capacity to 880,000 metric tons, or approximately 30 percent of its total global smelting capacity.

The Company will record estimated restructuring charges of approximately $25 (pre- and after-tax) in the second quarter of 2020 associated with the curtailment, for employee-related costs and contract termination costs, which are all cash-based charges expected to be paid primarily in the third quarter of 2020. Intalco employs approximately 700 people, and the workforce will be significantly reduced due to the curtailment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per-share amounts, average realized prices, and average cost amounts; dry metric tons in millions (mdmt); metric tons in thousands (kmt))

References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to ParentCo refer to Alcoa Inc., a Pennsylvania corporation, and its consolidated subsidiaries through October 31, 2016, at which time it was renamed Arconic Inc. (and has since been subsequently renamed Howmet Aerospace Inc.). On November 1, 2016 (the Separation Date), ParentCo separated into two standalone, publicly-traded companies, Alcoa Corporation and Arconic Inc. (the Separation Transaction). In connection with the Separation Transaction, as of October 31, 2016, the Company and Arconic Inc. entered into several agreements to affect the Separation Transaction, including a Separation and Distribution Agreement and a Tax Matters Agreement. See Overview in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II Item 7 of Alcoa Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019 for additional information regarding the Separation Transaction.

Business Update

Coronavirus

In response to the threat of coronavirus (COVID-19), Alcoa has implemented swift measures to protect the health of the Company’s workforce, prevent infection in our locations, and mitigate impacts from the global pandemic. Currently, all of Alcoa’s bauxite mines, alumina refineries, and aluminum manufacturing facilities remain in operation with comprehensive measures in place for health and business continuity. Each location has implemented extensive preparedness and response plans which include social distancing protocols and other protective actions aligned with guidance from the U.S. Centers for Disease Control and Prevention, the World Health Organization, and all other relevant government agencies in countries where we operate. Additional actions include:

•	Adjusted shift schedules and other work patterns to create separation for the workforce and ensure redundancy for critical resources;
•	Developed and implemented additional hygiene protocols and cleaning routines at each location;
•	Deployed communications to our suppliers, vendors, customers, and delivery personnel on our comprehensive actions;
•	Issued global communications to educate and update employees on public health practices to mitigate the potential spread of the virus in our communities;
•	Implemented access restrictions to anyone who has visited or transited through high-risk countries. Everyone must be free of the signs and symptoms of COVID-19 before entering Alcoa sites;
•	Implemented remote work procedures where practical; and,
•	Eliminated non-essential travel.

Due to the economic impacts of the COVID-19 pandemic and to comply with restrictions in the Canadian province, the previously announced restart at the Bécancour (Canada) smelter has been slowed, leaving the operating capacity at approximately 85 percent of total nameplate capacity at March 31, 2020. The restart, which was originally expected to be complete by the end of the second quarter of 2020, may be extended past such date. Additionally, COVID-19 has negatively impacted customer demand of value-added aluminum products, resulting in lower margins on aluminum product sales from a shift to commodity-grade products from value-add products.

As the impact of COVID-19 on the global economy continues to evolve, the Company is constantly evaluating the broad impact of the pandemic on the macroeconomic environment, including specific regions and end markets in which the Company operates. As a result of the pandemic’s impact on the macroeconomic environment, management evaluated the future recoverability of the Company’s assets, including goodwill and long-lived assets, and the realizability of deferred tax assets while considering the Company’s current market capitalization. Management concluded that no asset impairments existed and no additional valuation allowances were required in the first quarter of 2020. Additionally, the pandemic did not have a significant impact on the 2020 first quarter financial and operating results of Alcoa Corporation.

The extent and duration of the COVID-19 pandemic is unknown. The pandemic could have adverse future impacts on the Company’s business, financial condition, operating results, and cash flows. Specifically, if the global health threat persists, it could adversely affect:

•	Global demand for aluminum, negatively impacting our ability to generate cash flows from operations;
•	Global financial and credit markets and our ability to obtain credit or financing upon acceptable terms or at all, which could negatively affect our liquidity and financial condition;
•	The liquidity of customers, which could negatively impact the collectability of outstanding receivables and our cash flows;

•	Commercial sustainability of key vendors within our supply chain which could result in higher inventory costs and/or inability to fulfill customer orders;
•	Alcoa’s ability to fund capital expenditures and required maintenance at our facilities, which could negatively impact our ability to operate, results of operations, and profitability;
•	The Company’s ability to meet covenants in our outstanding debt and credit facility agreements;
•	The financial condition of equity method investments and key joint venture partners, negatively impacting the results of operations, cash flows, and recoverability of investment balances;
•	Alcoa’s ability to generate income in certain jurisdictions, negatively impacting the realizability of our deferred tax assets;
•	Investment return on pension assets and declining interest rates, resulting in increased required Company contributions, negatively impacting future cash flows;
•	The effectiveness of hedging instruments;
•	The recoverability of certain long-lived and intangible assets, including goodwill;
•	Legal obligations resulting from employee claims related to health and safety; and,
•	The efficiency of production at our operating locations, negatively impacting the results of operations.

The preceding list of potential adverse effects of the coronavirus COVID-19 pandemic is not all-inclusive or necessarily in order of importance or magnitude. The potential impact(s) of the pandemic on the Company’s business, financial condition, operating results, cash flows and/or market capitalization is difficult to predict and will continue to be monitored in subsequent periods. Further or prolonged deterioration of adverse conditions could negatively impact our financial condition and result in asset impairment charges, including long-lived assets or goodwill, or affect the realizability of deferred tax assets.

In addition to utilizing all preventative and mitigation options available to ensure continuity of operations, the Company has implemented various cash preservation initiatives. These measures include:

•	Reducing non-critical capital expenditures planned for 2020 by $100;
•	Deferring non-regulated environmental and asset retirement obligations payments of $25;
•	Deferring approximately $220 in pension contributions from 2020 to January 1, 2021 in the U.S., as permitted under the Coronavirus Aid, Relief, and Economic Security (CARES) Act; and,
•

Implementing hiring restrictions outside of critical production roles, implementing and extending travel restrictions throughout the organization, and utilizing other appropriate government support programs to save or defer approximately $35.

Through a combination of these initiatives, the previously announced strategic actions, and the 2020 programs discussed below, the Company is targeting approximately $900 in cash actions during 2020.

Additionally, during April 2020, management took measures to improve Alcoa’s liquidity levers. These include amending the Second Amended Revolving Credit Facility to temporarily provide a more favorable leverage ratio calculation and amending the three-year revolving credit facility secured by certain receivables, converting it to a Receivables Purchase Agreement which provides the option for faster liquidation of certain customer receivables. On April 8, 2020, the Company’s wholly-owned subsidiary, Alcoa Norway ANS, drew $100 against its one-year, multicurrency revolving credit facility, and may do so from time to time in the future, in the ordinary course of business. Interest on the drawn $100 will be accrued at 2.93%. See Credit Facilities under the Liquidity and Capital Resources section of Management’s Discussion and Analysis for additional detail on the amendments.

Strategic Actions

Alcoa continues to progress with its strategic actions to drive lower costs and sustainable profitability, however, the global effects of COVID-19 may impact the timing of the previously announced strategic actions. During 2019, Alcoa Corporation announced the following strategic actions:

•	The implementation of a new operating model that results in a leaner, more integrated, operator-centric organization with reduced overhead costs;
•	The pursuit of non-core asset sales by early 2021 expected to generate an estimated $500 to $1,000 in net proceeds in support of its updated strategic priorities; and,
•

The realignment of its operating portfolio over the next five years, placing 1.5 million metric tons of smelting capacity and 4 million metric tons of alumina refining capacity under review. The review will consider opportunities for significant improvement, potential curtailments, closures, or divestitures.

The new operating model has been implemented and the Company is substantially complete with the transition of eliminated roles. At March 31, 2020, approximately 210 of the 260 employees were separated. In addition to the employees separated under severance programs, the Company eliminated 60 positions as open roles or retirements were not replaced.

In January 2020, the Company announced the sale of Elemental Environmental Solutions LLC (EES), a wholly-owned Alcoa subsidiary that operated the waste processing facility in Gum Springs, Arkansas, to a global environmental firm in a transaction valued at $250. The transaction closed as of January 31, 2020 whereby the Company received $200 with another $50 held in escrow to be paid to Alcoa if certain post-closing conditions are satisfied. As a result of the transaction, the Company recognized a gain of $180 (pre- and after-tax) in the first quarter of 2020 and anticipates annual net income improvement of approximately $10.

On April 22, 2020, Alcoa announced that it will curtail the remaining 230,000 metric tons of uncompetitive smelting capacity at its Intalco smelter in Ferndale, Washington amid declining market conditions. The full curtailment of 279,000 metric tons, which includes 49,000 metric tons of earlier-curtailed capacity, is expected to be complete by the end of July 2020. The smelter recorded a net loss of $24 in the first quarter of 2020. This action will bring Alcoa’s total curtailed smelting capacity to 880,000 metric tons, or approximately 30 percent of its total global smelting capacity.

The Company will record estimated restructuring charges of approximately $25 (pre- and after-tax) in the second quarter of 2020 associated with the curtailment, for employee-related costs and contract termination costs, which are all cash-based charges expected to be paid primarily in the third quarter of 2020. Intalco employs approximately 700 people, and the workforce will be significantly reduced due to the curtailment.

In December 2019, the Company announced the permanent closure of its alumina refinery in Point Comfort, Texas as its first action of the multi-year portfolio review. The site’s 2.3 million metric tons of refining capacity had been fully curtailed since 2016. As a result of the decision to close the refinery, a $274 charge was recorded to Restructuring and other charges, net (see Note D to the Consolidated Financial Statements in Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019). Beginning in 2020, the closure is expected to result in annual net income improvement of approximately $15 (after-tax and noncontrolling interest) and cash savings of approximately $10 (Alcoa’s share) when compared to the ongoing spend for curtailment, exclusive of closure costs.

2020 Programs

In February 2020, Alcoa announced 2020 programs to drive leaner working capital and improved productivity. First, by utilizing a holistic solution for managing the supply chain across procurement, operations, and the commercial team, the Company is targeting a working capital benefit between $75 to $100 during 2020 to improve its operating cash flows. Secondly, the Company is expecting greater productivity and lower costs of approximately $100 which will be achieved through efficiency programs and specific initiatives taken throughout 2020.

Results of Operations

Selected Financial Data:

	First quarter ended March 31,
	2020	2019
Sales	$2,381	$2,719
Net income (loss) attributable to Alcoa Corporation	$80	$(199)
Diluted earnings (loss) per share attributable to Alcoa Corporation common shareholders	$0.43	$(1.07)
Third-party shipments of alumina (kmt)	2,365	2,329
Third-party shipments of aluminum products (kmt)	725	709
Average realized price per metric ton of alumina	$299	$385
Average realized price per metric ton of primary aluminum	$1,988	$2,219

Overview—Net income attributable to Alcoa Corporation was $80 in the first quarter of 2020 compared with a Net loss attributable to Alcoa Corporation of $199 in the first quarter of 2019. The improvement in results of $279 was principally related to:

•	A gain on the divestiture of a waste processing facility in Gum Springs, Arkansas;
•	Favorable currency impacts, mainly due to changes in the Australian dollar and Brazilian real;
•	Lower raw material and energy costs;
•	Lower Net income attributable to non-controlling interest; and,

•	Lower Provision for income taxes.

Partially offset by:

•	Lower alumina and aluminum prices.

Sales—Sales were $2,381 in the first quarter of 2020 compared with sales of $2,719 in the first quarter of 2019. The decline of $338, or 12%, was principally related to:

•	Lower alumina and aluminum prices;
•	Lower revenue from flat-rolled aluminum products due to lower shipments; and,
•	Lower revenue resulting from the divestiture of two Spanish facilities in July 2019.

Partially offset by:

•	Higher sales resulting from the restart of the Aluminerie De Bécancour (Bécancour) smelter in Quebec; and,
•	Higher shipments in Bauxite and Alumina.

Cost of goods sold— As a percentage of Sales, Cost of goods sold was 85% in the first quarter of 2020 compared with 80% in the first quarter of 2019. The first quarter of 2020 percentage was negatively impacted by a lower average realized price for both alumina and primary aluminum partially offset by lower raw material costs, particularly petroleum coke and caustic soda, and lower alumina prices.

Selling, general administrative, and other expenses— Selling, general administrative, and other expenses decreased by $24, or 29% in the first quarter of 2020 compared with the first quarter of 2019, due primarily to the absence of a $20 charge to bad debt expense in the first quarter of 2019, the absence of Spain collective dismissal costs, cost savings from the new operating model, and favorable foreign currency impacts.

Provision for depreciation, depletion, and amortization— Provision for depreciation, depletion, and amortization decreased $2, or 1%, in the first quarter of 2020 compared with the first quarter of 2019 primarily due to currency impacts of the Australian dollar and Brazil real.

Restructuring and other charges, net— In the first quarter of 2020, Alcoa Corporation recorded Restructuring and other charges, net, of $2 which was comprised of several insignificant items, including pension curtailment charges of $3 as discussed in Note J to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

In the first quarter of 2019, Alcoa Corporation recorded Restructuring and other charges, net, of $113, which were comprised primarily of $103 for exit costs related to the collective dismissal process and curtailment of the Avilés and La Coruña Spanish smelters and $7 for closure costs related to a coal mine.

See Note D to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional detail on the above net charges.

Other (income) expenses, net— Other (income) expenses, net was ($132) in the first quarter of 2020 compared with $41 in the first quarter of 2019. The favorable change of $173 in the first quarter of 2020 was largely attributable to the gain on the divestiture of a waste processing facility in Gum Springs, Arkansas, partially offset by mark-to-market losses on derivative instruments.

Noncontrolling interest— Net income attributable to noncontrolling interest was $59 in the first quarter of 2020, compared with $141 in the first quarter of 2019. These amounts are entirely related to Alumina Limited’s 40% ownership interest in several affiliated operating entities. See Note A to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

In the first quarter of 2020 these combined entities, particularly the Alumina segment entities, generated lower net income compared with the first quarter of 2019. The unfavorable change in earnings was mostly driven by lower alumina prices (see Alumina under Segment Information below).

Segment Information

Bauxite

	First quarter ended March 31,
	2020	2019
Production (mdmt)	11.6	11.9
Third-party shipments (mdmt)	1.4	1.2
Intersegment shipments (mdmt)	10.5	10.2
Total shipments (mdmt)	11.9	11.4
Third-party sales	$71	$65
Intersegment sales	235	236
Total sales	$306	$301
Segment Adjusted EBITDA	$120	$126
Operating costs	$213	$195
Average cost per dry metric ton of bauxite	$18	$17

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

Bauxite production decreased 3% in the first quarter of 2020 compared with the first quarter of 2019, primarily due to lower production at the Australian mines. Third-party sales for the Bauxite segment increased 9% in the first quarter of 2020 compared with the first quarter of 2019, caused primarily by the increase in shipments. Intersegment sales were flat for the first quarter of 2020 compared with the first quarter of 2019 as a result of increased intersegment shipments offsetting the lower average realized price on intersegment sales.

Segment Adjusted EBITDA decreased $6 in first quarter of 2020 compared with the first quarter of 2019, primarily due to the previously mentioned lower average realized price on intersegment sales.

For the second quarter of 2020 in comparison with the second quarter of 2019, a lower average realized price for intersegment sales is expected.

Alumina

	First quarter ended March 31,
	2020	2019
Production (kmt)	3,298	3,240
Third-party shipments (kmt)	2,365	2,329
Intersegment shipments (kmt)	1,075	972
Total shipments (kmt)	3,440	3,301
Third-party sales	707	$897
Intersegment sales	336	417
Total sales	$1,043	$1,314
Segment Adjusted EBITDA	$193	$372
Average realized third-party price per metric ton of alumina	$299	$385
Operating costs	$844	$923
Average cost per metric ton of alumina	$245	$279

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

At March 31, 2020, the Alumina segment had base capacity of 12,759 kmt with 214 kmt of curtailed refining capacity compared with a base capacity of 15,064 kmt and curtailed refining capacity of 2,519 kmt of at March 31, 2019. The decrease in base and curtailed was due to the permanent closure of the previously curtailed Point Comfort alumina refinery.

Alumina production increased by 2% in the first quarter of 2020 compared with the first quarter of 2019, principally due to continued stabilization of operations across the refining system. Third-party sales for the Alumina segment decreased 21% in the first quarter of 2020 compared with the first quarter of 2019, primarily due to a decline in average realized price which was principally driven by a lower average alumina index price (on 30-day lag), partially offset by a 2% increase in shipments.

Intersegment sales declined 19% in the first quarter of 2020 compared with the first quarter of 2019, primarily due to a lower average realized price partially offset by increased demand from the Aluminum segment. The increased demand from the Aluminum segment was primarily driven by the restart at the Bécancour (Canada) smelter (see Aluminum below).

Segment Adjusted EBITDA decreased $179 in the first quarter of 2020 compared with the first quarter of 2019. The decline is largely attributed to the decline in average realized price of alumina. This decrease was partially offset by net favorable foreign currency movements due to a stronger U.S. dollar (particularly against the Australian dollar and Brazilian real), lower unit costs for bauxite and caustic soda, and increased shipments.

For the second quarter of 2020 in comparison with the second quarter of 2019, lower unit costs for bauxite and caustic soda and an improvement in maintenance activities are expected.

Aluminum

	First quarter ended March 31,
Total Aluminum information	2020	2019
Third-party aluminum shipments (kmt)	725	709
Third-party sales	$1,598	$1,735
Intersegment sales	3	3
Total sales	$1,601	$1,738
Segment Adjusted EBITDA	$62	$(96)

Primary aluminum information	2020	2019
Production (kmt)	564	537
Third-party shipments (kmt)	652	628
Third-party sales	$1,297	$1,394
Average realized third-party price per metric ton	$1,988	$2,219
Total shipments (kmt)	663	639
Operating costs	$1,327	$1,568
Average cost per metric ton	$2,002	$2,454

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

The following table provides annual consolidated base and idle capacity (each in kmt) for each smelter owned by Alcoa Corporation:

		March 31, 2020		March 31, 2019
Facility	Country	Base Capacity	Idle Capacity	Base Capacity	Idle Capacity	Base Change	Idle Change
Portland (1)	Australia	197	30	197	30	—	—
São Luís (Alumar) (1)	Brazil	268	268	268	268	—	—
Baie Comeau	Canada	280	—	280	—	—	—
Bécancour (1)	Canada	310	49	310	259	—	(210)
Deschambault	Canada	260	—	260	—	—	—
Fjarðaál	Iceland	344	—	344	—	—	—
Lista	Norway	94	—	94	—	—	—
Mosjøen	Norway	188	—	188	—	—	—
San Ciprián	Spain	228	—	228	—	—	—
Avilés	Spain	—	—	93	93	(93)	(93)
La Coruña	Spain	—	—	87	87	(87)	(87)
Intalco (2)	U.S.	279	49	279	49	—	—
Massena West	U.S.	130	—	130	—	—	—
Warrick	U.S.	269	108	269	108	—	—
Wenatchee	U.S.	146	146	146	146	—	—
		2,993	650	3,173	1,040	(180)	(390)

(1)	These figures represent Alcoa Corporation’s share of the facility capacity based on its ownership interest in the respective smelter.
(2)

On April 22, 2020, Alcoa announced the curtailment of the remaining 230,000 metric tons of smelting capacity at the Intalco smelter. The full curtailment of 279,000 metric tons, which includes 49,000 metric tons of earlier-curtailed capacity, is expected to be complete by the end of July 2020.

Idle capacity at the Bécancour smelter decreased by 210 kmt from the first quarter 2019 to the first quarter 2020 as a result of the restart process. Due to the economic impacts of the COVID-19 pandemic, the restart at the Bécancour (Canada) smelter has been slowed, leaving the operating capacity at approximately 85 percent of total nameplate capacity at March 31, 2020. The restart, which was originally expected to be complete by the end of the second quarter of 2020, may be extended past such date.

Base and idle capacity at the Avilés and La Coruña facilities decreased from the first quarter of 2019 to the first quarter of 2020 as a result of the curtailment (February 2019) and subsequent divestiture (July 2019) of these smelters. In addition to the smelters at these locations, the casthouse at each facility and the paste plant at La Coruña were also divested.

Primary aluminum production increased 5% in the first quarter of 2020 compared with the first quarter of 2019, principally due to the capacity changes discussed above.

Third-party sales for the Aluminum segment decreased 8% in the first quarter of 2020 compared with the first quarter of 2019, primarily due to a reduction in metal price. The change in average realized price of primary aluminum was mainly driven by a 7% lower average LME price (on 15-day lag) combined with a decrease in regional premiums. Additionally, higher overall shipments were primarily the result of the Bécancour smelter restart process, partially offset by lower trading activity.

Segment Adjusted EBITDA increased $158 in the first quarter of 2020 compared with the first quarter of 2019. The increase is mainly the result of lower costs for alumina and carbon materials, favorable impacts from the divestiture of the Avilés and La Coruña facilities, and state grant revenue recognized at the Portland (Australia) facility. These favorable impacts were partially offset by lower metal prices, an unfavorable mix of value-added products, and unfavorable production costs related to rolling operations.

For the second quarter of 2020 compared with the second quarter of 2019, favorable impacts from the Bécancour smelter restart process and lower raw materials costs are expected to be partially offset by lower margins from decreased demand of value-added products (as discussed in the Business Update).

Reconciliation of Certain Segment Information

Reconciliation of Total Segment Third-Party Sales to Consolidated Sales

	First quarter ended March 31,
	2020	2019
Bauxite	$71	$65
Alumina	707	897
Aluminum:
Primary aluminum	1,297	1,394
Other(1)	301	341
Total segment third-party sales	2,376	2,697
Other	5	22
Consolidated sales	$2,381	$2,719

(1)

Other includes third-party sales of flat-rolled aluminum and energy, as well as realized gains and losses related to embedded derivative instruments designated as cash flow hedges of forward sales of aluminum.

Reconciliation of Total Segment Operating Costs to Consolidated Cost of Goods Sold

	First quarter ended March 31,
	2020	2019
Bauxite	$213	$195
Alumina	844	923
Primary aluminum	1,327	1,568
Other(1)	314	365
Total segment operating costs	2,698	3,051
Eliminations(2)	(566)	(742)
Provision for depreciation, depletion, amortization(3)	(163)	(164)
Other(4)	56	35
Consolidated cost of goods sold	$2,025	$2,180

(1)	Other largely relates to the Aluminum segment’s flat-rolled aluminum product division.
(2)	This line item represents the elimination of cost of goods sold related to intersegment sales between Bauxite and Alumina and between Alumina and Aluminum.
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

(4)

Other includes costs related to Transformation and certain other items that impact Cost of goods sold on Alcoa Corporation’s Statement of Consolidated Operations that are not included in the operating costs of segments (see footnotes 1 and 3 in the Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net Income (Loss) Attributable to Alcoa Corporation below).

Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net Income (Loss) Attributable to Alcoa Corporation

	First quarter ended March 31,
	2020	2019
Total segment Adjusted EBITDA	$375	$402
Unallocated amounts:
Transformation(1)	(16)	2
Intersegment eliminations	(8)	86
Corporate expenses(2)	(27)	(24)
Provision for depreciation, depletion, and amortization	(170)	(172)
Restructuring and other charges, net	(2)	(113)
Interest expense	(30)	(30)
Other income (expenses), net	132	(41)
Other(3)	(35)	(18)
Consolidated income before income taxes	219	92
Provision for income taxes	(80)	(150)
Net income attributable to noncontrolling interest	(59)	(141)
Consolidated net income (loss) attributable to Alcoa Corporation	$80	$(199)

(1)	Transformation includes, among other items, the Adjusted EBITDA of previously closed operations.
(2)

Corporate expenses are composed of general administrative and other expenses of operating the corporate headquarters and other global administrative facilities, as well as research and development expenses of the corporate technical center.

(3)

Other includes certain items that impact Cost of goods sold and Selling, general administrative, and other expenses on Alcoa Corporation’s Statement of Consolidated Operations that are not included in the Adjusted EBITDA of the reportable segments.

Environmental Matters

See the Environmental Matters section of Note N to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Changes in market conditions caused by the COVID-19 pandemic could have adverse effects on Alcoa’s cost of borrowing and ability to access capital markets. Inability to generate sufficient earnings could impact the Company’s ability to meet the financial covenants in our outstanding debt and revolving credit facility agreements and limit our ability to access these sources of liquidity. Additionally, the impact on market conditions from COVID-19 could adversely affect the liquidity of Alcoa’s customers, suppliers, and joint venture partners and equity method investments, which could negatively impact the collectability of outstanding receivables and our cash flows. In response to the impacts caused by the COVID-19 pandemic, the Company has implemented various cash preservation initiatives. These measures include:

•	Reducing non-critical capital expenditures planned for 2020 by $100;
•	Deferring non-regulated environmental and asset retirement obligations payments of $25;
•	Deferring approximately $220 in pension contributions from 2020 to January 1, 2021 in the U.S., as permitted under the CARES Act; and,
•

Implementing hiring restrictions outside of critical production roles, implementing and extending travel restrictions throughout the organization, and utilizing other appropriate government support programs to save or defer approximately $35.

Alcoa Corporation’s cost of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short- and long-term debt ratings assigned to Alcoa Corporation’s debt by the major credit rating agencies.

On April 9, 2020, Moody’s Investor Service (Moody’s) affirmed a Ba1 rating of Alcoa’s long-term debt. Additionally, Moody’s affirmed the current outlook as stable.

On April 29, 2020, Fitch Ratings (Fitch) affirmed a BB+ rating for Alcoa Corporation’s long-term debt. Additionally, Fitch affirmed the current outlook as stable.

Cash from Operations

Cash used for operations was $90 in the 2020 three-month period compared with cash provided from operations of $168 for the same period of 2019, resulting in an increase in cash used of $258. Notable changes to (uses) and sources of cash include:

•	($50) in certain working capital accounts (receivables, inventories, and accounts payable, trade);
•	($44) due to timing of interest payments;
•	($41) from higher pension contributions; and,
•

$32 relating to changes in taxes, including income taxes. The source of cash includes changes related to lower tax payments made in the 2020 three-month period compared with the 2019 three-month period, primarily payments on income taxes, and changes in the underlying tax accounts.

The remaining change in Cash used for operations is primarily attributable to the changes in related Statement of Consolidated Operations amounts.

Financing Activities

Cash used for financing activities was $44 in the 2020 three-month period compared with $199 in the 2019 three-month period, resulting in a favorable change of $155.

The use of cash in the 2020 three-month period was primarily the result of $31 in net cash paid to Alumina Limited (see Noncontrolling interest in Results of Operations above) and $12 in financial contributions related to the divested Spanish facilities.

The use of cash in the 2019 three-month period was primarily the result of $194 in net cash paid to Alumina Limited (see Noncontrolling interest in Results of Operations above).

Credit Facilities

The Second Amended Revolving Credit Facility (the Revolving Credit Facility) provides a $1,500 senior secured revolving credit facility to be used for working capital and/or other general corporate purposes of Alcoa Corporation and its subsidiaries. The Revolving Credit Agreement includes a number of covenants, including financial covenants, that require maintenance of a specified interest expense coverage ratio and a leverage ratio. The leverage ratio compares total indebtedness to a calculated earnings metric as defined in the credit facility agreement to determine compliance with the financial covenant. The leverage ratio calculation also determines the maximum indebtedness the Company can have based on the defined earnings metric.

On April 21 2020, the Company completed an amendment to the Revolving Credit Facility agreement that temporarily revises the leverage ratio requirement to 3.00 to 1.00 from 2.50 to 1.00 for the next four consecutive fiscal quarters, beginning in the second quarter of 2020 (Amendment Period). The leverage ratio requirement will return to 2.50 to 1.00 starting in the second quarter of 2021. The temporary revision positively impacts the maximum indebtedness calculation for the Company during the Amendment Period. Additionally, during the Amendment Period, the Company, the Borrower and any restricted subsidiaries will be restricted from making certain restricted payments or incurring incremental secured loans under the Amended Revolving Credit Agreement.

At March 31, 2020, the maximum additional borrowing capacity available to the Company to remain in compliance with the covenant was approximately $1,430. The Company still has the ability to access the full $1,500 of the Revolving Credit Facility through a combination of the maximum additional borrowing capacity and the issuances of letters of credit at March 31, 2020. As of March 31, 2020 and December 31, 2019, Alcoa Corporation was in compliance with all covenants.

On October 2, 2019, Alcoa Norway ANS, a wholly-owned subsidiary of Alcoa Corporation, entered into a one-year, multicurrency revolving credit facility agreement for NOK 1.3 billion (approximately $123) which is guaranteed on an unsecured basis by Alcoa Corporation. On April 8, 2020, the Company drew $100 against this facility, and may do so from time to time in the future, in the ordinary course of business. Interest on the drawn $100 will be accrued at 2.93%.

On October 25, 2019, a wholly-owned subsidiary of the Company entered into a $120 three-year revolving credit facility agreement secured by certain customer receivables. On April 20, 2020, the Company amended this agreement converting it to a Receivables Purchase Agreement to sell up to $120 of the receivables previously secured by the credit facility. The unsold portion of specified receivable pool will be pledged as collateral to the purchasing bank to secure the sold receivables.

Alcoa’s combined additional borrowing capacity can be drawn through Alcoa’s two credit facilities. The Company may draw on these facilities periodically to ensure working capital needs are met. See Note L to the Consolidated Financial Statements in Part II Item 8 of the 2019 Annual Report on Form 10-K for additional information related to Alcoa’s credit facilities.

The Company’s liquidity options, including the credit facilities and the Receivables Purchase Agreement, provide for flexibility in managing cash flows. Management believes that the Company’s cash on hand, future operating cash flows, and liquidity options, combined with its strategic actions and cash preservation initiatives, are adequate to fund its near term operating and investing needs.

Investing Activities

Cash provided from investing activities was $107 in the 2020 three-month period compared with cash used for investing activities of $59 in the 2019 three-month period, resulting in a favorable change of $166.

In the 2020 three-month period, the source of cash was primarily attributable to proceeds from the sale of assets of $199, primarily the Gum Springs waste treatment facility, partially offset by $91 in capital expenditures, composed of $70 in sustaining projects and $21 in return-seeking projects.

In the 2019 three-month period, the use of cash was largely attributable $69 in capital expenditures, composed of $51 in sustaining projects and $18 in return-seeking projects, partially offset by proceeds from the sale of assets of $11.

Contractual Obligations

As permitted under the CARES Act, the Company is planning on deferring approximately $220 of pension contributions, primarily for the U.S. plans, from 2020 to January 1, 2021. As a result, as of March 31, 2020, Alcoa’s minimum required contribution to defined benefit pension plans in 2020 is now estimated to be approximately $75, of which approximately $40 is primarily for U.S. plans.

Recently Adopted and Recently Issued Accounting Guidance

See Note B to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Dissemination of Company Information

Alcoa Corporation intends to make future announcements regarding company developments and financial performance through its website, http://www.alcoa.com, as well as through press releases, filings with the Securities and Exchange Commission, conference calls, and webcasts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See the Derivatives and Other Financial Instruments section of Note K to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Alcoa Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the U.S. Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective as of March 31, 2020.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the first quarter of 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

We face a number of risks that could materially and adversely affect our business, results of operations, cash flow, liquidity, or financial condition. A discussion of our risk factors can be found in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The information below includes additional risks relating to the coronavirus (COVID-19) pandemic. The impact of COVID-19 may also exacerbate other risks discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, any of which could have a material adverse effect on us. This situation is changing rapidly and additional impacts may arise of which we are not currently aware.

A global public health crisis, such as the current coronavirus (COVID-19) pandemic, could adversely affect the Company’s business, financial condition, operating results, and cash flows.

In December 2019, there was an outbreak of a novel strain of coronavirus (COVID-19) in China that has since spread to nearly all regions of the world. The outbreak was subsequently declared a pandemic by the World Health Organization in March 2020. To date, the COVID-19 pandemic and preventative measures taken to contain or mitigate the outbreak have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas and significant disruption in the financial markets both globally and in the United States.

Having global operations exposes the Company to the effects of a global public health crisis, such as the current COVID-19 pandemic. Uncertainty around the extent and duration of a global public health crisis can cause instability in the global markets and economies, affecting our business in a multitude of ways and in varying magnitudes. Although we are unable to predict the ultimate impact of the COVID-19 pandemic on our business, financial condition, sales, results of operations, cash flows, and market capitalization, if this global health threat persists, it could adversely affect:

•	Global demand for aluminum, negatively impacting our ability to generate cash flows from operations;
•

Our operations, including causing interruptions, reductions, or closures of our operations, due to decreased demand for our products, government regulations and/or fewer workers in the facilities due to illness or public health restrictions;

•	Global financial and credit markets and our ability to obtain credit or financing upon acceptable terms or at all, which could negatively affect our liquidity and financial condition;
•

Commercial sustainability of key vendors or transportation disruptions within our supply chain, which could result in higher inventory costs and/or inability to obtain key raw materials or fulfill customer orders;

•	The liquidity of customers, which could negatively impact the collectability of outstanding receivables and our cash flows;
•	Alcoa’s ability to fund capital expenditures and required maintenance at our facilities, which could negatively impact our results of operations and profitability;
•	The Company’s ability to meet covenants in our outstanding debt and credit facility agreements;
•	Investment return on pension assets and declining interest rates, resulting in increased required Company contributions, negatively impacting future cash flows;
•	Alcoa’s ability to generate income in certain jurisdictions, negatively impacting the realizability of our deferred tax assets;
•	The recoverability of certain long-lived and intangible assets, including goodwill;
•	The financial condition of our investments and key joint venture partners, negatively impacting the results of operations, cash flows, and recoverability of investment balances;
•	The effectiveness of hedging instruments;
•	Legal obligations resulting from employee claims related to health and safety; and,
•	Our ability to efficiently manage certain corporate functions and other activities as a result of employees working remotely.

For example, due to the economic impacts of the COVID-19 pandemic and to comply with restrictions in the Canadian province, the previously announced restart at the Bécancour (Canada) smelter has been slowed, leaving the operating capacity at approximately 85 percent of total nameplate capacity at March 31, 2020. The restart, which was originally expected to be complete by the end of the second quarter of 2020, may be extended past such date. Additionally, COVID-19 has negatively impacted customer demand of value-added aluminum products, resulting in lower margins on aluminum product sales from a shift to commodity-grade products from value-add products.

Further or prolonged deterioration of adverse conditions could negatively impact our business, financial condition, sales, results of operations, cash flows, and/or market capitalization, and result in asset impairment charges, including long-lived assets or goodwill, or affect the realizability of deferred tax assets. The situation surrounding COVID-19 remains fluid, and given its inherent uncertainty, we expect the pandemic will continue to cause instability in the global markets and economies in the near term. The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, suppliers, joint venture partners, and equity method investments. Should these conditions persist for a prolonged period, the COVID-19 pandemic, including any of the above factors and others that are currently unknown, is expected to have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

First Quarter 2020	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1 to January 31	-	$-	-	$150,000,000
February 1 to February 29	-	-	-	150,000,000
March 1 to March 31	-	-	-	150,000,000
Total	-	-	-

Item 4. Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of U.S. Securities and Exchange Commission Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this report.

Item 6. Exhibits.

10.1

Amendment No. 2 dated as of April 21, 2020 to the Revolving Credit Agreement dated as of September 16, 2016, as amended as of October 26, 2016, as amended and restated as of November 14, 2017 and as amended and restated as of November 21, 2018 and as amended on August 26, 2019, among Alcoa Corporation, Alcoa Nederland Holding B.V., the lenders and issuers from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders and issuers (filed herewith)

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

Alcoa Corporation

April 29, 2020	/s/ William F. Oplinger
Date	William F. Oplinger
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

April 29, 2020	/s/ Molly S. Beerman
Date	Molly S. Beerman
Senior Vice President and Controller
(Principal Accounting Officer)