Form 10-Q
period 2020-06-30
Alcoa Corp
filed 2020-07-29
CIK 1675149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

As of July 24, 2020, 185,924,291 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

Forward-Looking Statements

This report contains statements that relate to future events and expectations and, as such, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements by Alcoa Corporation that reflect expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, forecasts concerning global demand growth for bauxite, alumina, and aluminum, and supply/demand balances; statements, projections or forecasts of future or targeted financial results or operating performance; statements about strategies, outlook, and business and financial prospects; and statements about return of capital.  These statements reflect beliefs and assumptions that are based on Alcoa Corporation’s perception of historical trends, current conditions, and expected future developments, as well as other factors that management believes are appropriate in the circumstances.  Forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and changes in circumstances that are difficult to predict. Although Alcoa Corporation believes that the expectations reflected in any forward-looking statements are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, but are not limited to: (a) current and potential future impacts of the coronavirus (COVID-19) pandemic on the global economy and our business, financial condition, results of operations, or cash flows and judgments and assumptions used in our estimates; (b) material adverse changes in aluminum industry conditions, including global supply and demand conditions and fluctuations in London Metal Exchange-based prices and premiums, as applicable, for primary aluminum and other products, and fluctuations in indexed-based and spot prices for alumina; (c) deterioration in global economic and financial market conditions generally and which may also affect Alcoa Corporation’s ability to obtain credit or financing upon acceptable terms or at all; (d) unfavorable changes in the markets served by Alcoa Corporation; (e) the impact of changes in foreign currency exchange and tax rates on costs and results; (f) increases in energy costs or uncertainty of energy supply; (g) declines in the discount rates used to measure pension liabilities or lower-than-expected investment returns on pension assets, or unfavorable changes in laws or regulations that govern pension plan funding; (h) the inability to achieve improvement in profitability and margins, cost savings, cash generation, revenue growth, fiscal discipline, or strengthening of competitiveness and operations anticipated from portfolio actions, operational and productivity improvements, cash sustainability, technology advancements, and other initiatives; (i) the inability to realize expected benefits, in each case as planned and by targeted completion dates, from acquisitions, divestitures, restructuring activities, facility closures, curtailments, restarts, expansions, or joint ventures; (j) political, economic, trade, legal, public health and safety, and regulatory risks in the countries in which Alcoa Corporation operates or sells products; (k) labor disputes and/or and work stoppages; (l) the outcome of contingencies, including legal and tax proceedings (including the Australian Taxation Office Matter), government or regulatory investigations, and environmental remediation; (m) the impact of cyberattacks and potential information technology or data security breaches; and (n) the other risk factors discussed in Item 1A of Alcoa Corporation’s Form 10-K for the fiscal year ended December 31, 2019, Form 10-Q for the quarter ended March 31, 2020, and this Quarterly Report on Form 10-Q, and other reports filed by Alcoa Corporation with the U.S. Securities and Exchange Commission (SEC). Alcoa Corporation disclaims any obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise, except as required by applicable law. Market projections are subject to the risks described above and other risks in the market.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	Second quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Sales (E)	$2,148	$2,711	$4,529	$5,430
Cost of goods sold (exclusive of expenses below)	1,932	2,189	3,957	4,369
Selling, general administrative, and other expenses	44	68	104	152
Research and development expenses	5	7	12	14
Provision for depreciation, depletion, and amortization	152	174	322	346
Restructuring and other charges, net (D)	37	370	39	483
Interest expense	32	30	62	60
Other expenses (income), net (Q)	51	50	(81)	91
Total costs and expenses	2,253	2,888	4,415	5,515
(Loss) income before income taxes	(105)	(177)	114	(85)
Provision for income taxes	45	116	125	266
Net loss	(150)	(293)	(11)	(351)
Less: Net income attributable to noncontrolling interest	47	109	106	250
NET LOSS ATTRIBUTABLE TO ALCOA CORPORATION	$(197)	$(402)	$(117)	$(601)
EARNINGS PER SHARE ATTRIBUTABLE TO ALCOA CORPORATION COMMON SHAREHOLDERS (F):
Basic	$(1.06)	$(2.17)	$(0.63)	$(3.24)
Diluted	$(1.06)	$(2.17)	$(0.63)	$(3.24)

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income (unaudited)

(in millions)

	Alcoa Corporation		Noncontrolling interest		Total
	Second quarter ended June 30,		Second quarter ended June 30,		Second quarter ended June 30,
	2020	2019	2020	2019	2020	2019
Net (loss) income	$(197)	$(402)	$47	$109	$(150)	$(293)
Other comprehensive (loss) income, net of tax (G):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	(127)	10	2	(2)	(125)	8
Foreign currency translation adjustments	135	40	94	4	229	44
Net change in unrecognized gains/losses on cash flow hedges	(390)	79	(1)	(1)	(391)	78
Total Other comprehensive (loss) income, net of tax	(382)	129	95	1	(287)	130
Comprehensive (loss) income	$(579)	$(273)	$142	$110	$(437)	$(163)

	Alcoa Corporation		Noncontrolling interest		Total
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019	2020	2019
Net (loss) income	$(117)	$(601)	$106	$250	$(11)	$(351)
Other comprehensive (loss) income, net of tax (G):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	(89)	51	2	(1)	(87)	50
Foreign currency translation adjustments	(528)	18	(151)	6	(679)	24
Net change in unrecognized gains/losses on cash flow hedges	311	(209)	(21)	5	290	(204)
Total Other comprehensive (loss) income, net of tax	(306)	(140)	(170)	10	(476)	(130)
Comprehensive (loss) income	$(423)	$(741)	$(64)	$260	$(487)	$(481)

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents (M)	$965	$879
Receivables from customers (I)	402	546
Other receivables	105	114
Inventories (J)	1,419	1,644
Fair value of derivative instruments (M)	24	59
Prepaid expenses and other current assets	264	288
Total current assets	3,179	3,530
Properties, plants, and equipment	20,877	21,715
Less: accumulated depreciation, depletion, and amortization	13,588	13,799
Properties, plants, and equipment, net	7,289	7,916
Investments (H)	1,037	1,113
Deferred income taxes	482	642
Fair value of derivative instruments (M)	5	18
Other noncurrent assets	1,308	1,412
Total assets	$13,300	$14,631
LIABILITIES
Current liabilities:
Accounts payable, trade	$1,253	$1,484
Accrued compensation and retirement costs	393	413
Taxes, including income taxes	96	104
Fair value of derivative instruments (M)	47	67
Other current liabilities	451	494
Long-term debt due within one year (K & M)	1	1
Total current liabilities	2,241	2,563
Long-term debt, less amount due within one year (K & M)	1,800	1,799
Accrued pension benefits (L)	1,602	1,505
Accrued other postretirement benefits (L)	711	749
Asset retirement obligations	565	606
Environmental remediation (P)	277	296
Fair value of derivative instruments (M)	203	581
Noncurrent income taxes	245	276
Other noncurrent liabilities and deferred credits	332	370
Total liabilities	7,976	8,745
CONTINGENCIES AND COMMITMENTS (P)
EQUITY
Alcoa Corporation shareholders’ equity:
Common stock	2	2
Additional capital	9,655	9,639
Accumulated deficit	(672)	(555)
Accumulated other comprehensive loss (G)	(5,280)	(4,974)
Total Alcoa Corporation shareholders’ equity	3,705	4,112
Noncontrolling interest	1,619	1,774
Total equity	5,324	5,886
Total liabilities and equity	$13,300	$14,631

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Six months ended June 30,
	2020	2019
CASH FROM OPERATIONS
Net loss	$(11)	$(351)
Adjustments to reconcile net loss to cash from operations:
Depreciation, depletion, and amortization	322	346
Deferred income taxes	(6)	64
Equity earnings, net of dividends	15	14
Restructuring and other charges, net (D)	39	483
Net gain from investing activities – asset sales (Q)	(176)	(1)
Net periodic pension benefit cost (L)	67	60
Stock-based compensation	17	21
Provision for bad debt expense	2	20
Other	5	24
Changes in assets and liabilities, excluding effects of divestitures and foreign currency translation adjustments:
Decrease in receivables	124	94
Decrease in inventories	184	53
Decrease in prepaid expenses and other current assets	13	68
(Decrease) in accounts payable, trade	(183)	(144)
(Decrease) in accrued expenses	(120)	(51)
Increase (Decrease) in taxes, including income taxes	7	(342)
Pension contributions (L)	(59)	(55)
Decrease (Increase) in noncurrent assets	19	(32)
(Decrease) in noncurrent liabilities	(61)	(21)
CASH PROVIDED FROM OPERATIONS	198	250
FINANCING ACTIVITIES
Proceeds from the exercise of employee stock options	—	1
Financial contributions for the divestiture of businesses (D)	(24)	—
Contributions from noncontrolling interest	16	21
Distributions to noncontrolling interest	(106)	(286)
Other	(1)	(6)
CASH USED FOR FINANCING ACTIVITIES	(115)	(270)
INVESTING ACTIVITIES
Capital expenditures	(168)	(158)
Proceeds from the sale of assets	199	11
Additions to investments	(3)	(111)
CASH PROVIDED FROM (USED FOR) INVESTING ACTIVITIES	28	(258)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(26)	(1)
Net change in cash and cash equivalents and restricted cash	85	(279)
Cash and cash equivalents and restricted cash at beginning of year	883	1,116
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$968	$837

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Changes in Consolidated Equity (unaudited)

(in millions)

	Alcoa Corporation shareholders
Second quarter ended June 30, 2019	Common stock	Additional capital	Retained earnings (deficit)	Accumulated other comprehensive loss	Non- controlling interest	Total equity
Balance at March 31, 2019	$2	$9,618	$371	$(4,834)	$1,926	$7,083
Net (loss) income	—	—	(402)	—	109	(293)
Other comprehensive income (G)	—	—	—	129	1	130
Stock-based compensation	—	11	—	—	—	11
Contributions	—	—	—	—	1	1
Distributions	—	—	—	—	(72)	(72)
Other	—	—	—	—	(1)	(1)
Balance at June 30, 2019	$2	$9,629	$(31)	$(4,705)	$1,964	$6,859

Second quarter ended June 30, 2020
Balance at March 31, 2020	$2	$9,647	$(476)	$(4,898)	$1,536	$5,811
Net (loss) income	—	—	(197)	—	47	(150)
Other comprehensive (loss) income (G)	—	—	—	(382)	95	(287)
Stock-based compensation	—	9	—	—	—	9
Contributions	—	—	—	—	16	16
Distributions	—	—	—	—	(75)	(75)
Other	—	(1)	1	—	—	—
Balance at June 30, 2020	$2	$9,655	$(672)	$(5,280)	$1,619	$5,324

Six months ended June 30, 2019
Balance at December 31, 2018	$2	$9,611	$570	$(4,565)	$1,970	$7,588
Net (loss) income	—	—	(601)	—	250	(351)
Other comprehensive (loss) income (G)	—	—	—	(140)	10	(130)
Stock-based compensation	—	21	—	—	—	21
Common stock issued: compensation plans	—	1	—	—	—	1
Contributions	—	—	—	—	21	21
Distributions	—	—	—	—	(286)	(286)
Other	—	(4)	—	—	(1)	(5)
Balance at June 30, 2019	$2	$9,629	$(31)	$(4,705)	$1,964	$6,859

Six months ended June 30, 2020
Balance at December 31, 2019	$2	$9,639	$(555)	$(4,974)	$1,774	$5,886
Net (loss) income	—	—	(117)	—	106	(11)
Other comprehensive loss (G)	—	—	—	(306)	(170)	(476)
Stock-based compensation	—	17	—	—	—	17
Contributions	—	—	—	—	16	16
Distributions	—	—	—	—	(106)	(106)
Other	—	(1)	—	—	(1)	(2)
Balance at June 30, 2020	$2	$9,655	$(672)	$(5,280)	$1,619	$5,324

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

In accordance with GAAP, certain situations require management to make estimates based on judgments and assumptions, which may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They also may affect the reported amounts of revenues and expenses during the reporting periods. Management uses historical experience and all available information to make these estimates, including considerations for the impact of the coronavirus (COVID-19) pandemic on the macroeconomic environment. The Company has experienced certain negative impacts as a result of the COVID-19 pandemic to date, however, the magnitude and duration of the COVID-19 pandemic remains unknown, and the pandemic’s ultimate future impact on the Company’s business, financial condition, operating results, cash flows, and market capitalization is uncertain. In addition, the COVID-19 pandemic could adversely impact estimates made as of June 30, 2020 regarding future results, such as the recoverability of goodwill and long-lived assets and the realizability of deferred tax assets. Despite these inherent limitations, management believes that the amounts recorded in the financial statements related to these items are based on its best estimates and judgments using all relevant information available at the time. Management regularly evaluates the judgments and assumptions used in its estimates, and results could differ from those estimates upon future events and their effects or new information.

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

Issued

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) which is intended to simplify the accounting for income taxes by eliminating certain exceptions and simplifying certain requirements under Topic 740. Updates are related to intraperiod tax allocation, deferred tax liabilities for equity method investments, interim period tax calculations, tax laws or rate changes in interim periods, and income taxes related to employee stock ownership plans. The guidance for ASU No. 2019-12 becomes effective for Alcoa on January 1, 2021. The primary provision expected to impact the Company is related to intraperiod tax allocations, which have historically not had a significant impact on the Company. Upon adoption of this provision there will be no impact to the Consolidated Financial Statements. Once adopted, the provision will eliminate the requirement to make an intraperiod allocation if there is a loss in continuing operations and income outside of continuing operations. Management is currently evaluating the remaining provisions but does not expect a material impact to the Consolidated Financial Statements.

In March 2020, the FASB issued ASU No. 2020-04 to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Management is currently evaluating the impact of the replacement of the London Interbank Offered Rate (LIBOR) as well as the impact that the expected adoption of the applicable provisions within the optional guidance will have on the Consolidated Financial Statements. The adoption of the applicable provisions will coincide with the modifications of the affected contracts.

C. Divestitures – During the first quarter of 2020, the Company sold Elemental Environmental Solutions LLC (EES), a wholly-owned Alcoa subsidiary that operated the waste processing facility in Gum Springs, Arkansas, to a global environmental firm in a transaction valued at $250. At the close of the transaction the Company recorded a gain of $180 (pre- and after-tax; see Note Q) and received $200 with another $50 held in escrow to be paid to Alcoa if certain post-closing conditions are satisfied, which would result in additional gain being recorded. During the second quarter of 2020, an additional $1 gain was recorded as a result of certain post-closing adjustments based on the terms of the agreement. Further post-closing adjustments may occur related to this transaction and are not expected to be significant.

D. Restructuring and Other Charges, Net – In the second quarter and six-month period of 2020, Alcoa Corporation recorded Restructuring and other charges, net, of $37 and $39, respectively, which were primarily comprised of costs related to the curtailment of the Intalco (Washington) smelter of $27 (both periods), and $11 and $13, respectively, for additional contract costs related to the curtailed Wenatchee (Washington) smelter, in addition to several insignificant items including impacts related to pension curtailments (see Note L).

In April 2020, as part of the Company’s portfolio review, Alcoa Corporation announced the curtailment of the remaining 230 kmt of uncompetitive smelting capacity at the Intalco (Washington) smelter amid declining market conditions. The full curtailment, which includes 49 kmt of earlier-curtailed capacity is expected to be completed during the third quarter of 2020. The $27 net restructuring charge recorded in the second quarter of 2020 was comprised of $17 for severance and employee termination costs from the separation of approximately 685 employees, $11 for contract termination costs, and a net curtailment gain of $1 related to the U.S. hourly defined benefit pension and retiree life plans (see Note L). The severance costs and contract termination costs are expected to be paid primarily in the third quarter of 2020. At June 30, 2020, approximately 250 of the 685 employees had been terminated with approximately $2 of payments made against the severance and employee termination cost reserve.

In the second quarter and six-month period of 2019, Alcoa Corporation recorded Restructuring and other charges, net of $370 and $483, respectively, which were comprised of the following components: $5 and $108, respectively, for exit costs related to the curtailment of the Avilés and La Coruña smelters in Spain (see below); $38 (both periods) related to the curtailment of certain pension benefits; $319 (both periods) related to the divestiture of Alcoa Corporation’s interest in the Ma’aden Rolling Company (MRC) (see below); $1 and $8, respectively, for closure costs related to a coal mine; and $7 and $10, respectively, for net charges related to various items.

Restructuring charges recorded in the first quarter of 2019 related to the smelter curtailments in Spain included asset impairments of $80, employee-related costs of $15 and contract termination costs of $8. Additional charges recorded in the first quarter of 2019 included a $15 write down of remaining inventories to their net realizable value, which was recorded in Cost of goods sold, and $2 in miscellaneous charges recorded in Selling, general administrative, and other expenses on the accompanying Statement of Consolidated Operations. Restructuring charges recorded in the second quarter of 2019 related to this process were comprised of severance costs of $3 and other employee-related costs of $2.

The $319 restructuring charge resulting from the MRC divestiture includes the write-off of Alcoa Corporation’s investment in MRC of $161, cash contributions of $100, and the write-off of Alcoa Corporation’s share of MRC’s delinquent payables due to Ma’aden Aluminum Company of $59 that were forgiven as part of this transaction, which were partially offset by a gain of $1 resulting from the write-off of the fair value of debt guarantee.

Alcoa Corporation does not include Restructuring and other charges, net in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

	Second quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Bauxite	$—	$(1)	$—	$—
Alumina	—	—	2	1
Aluminum	37	353	39	460
Segment total	37	352	41	461
Corporate	—	18	(2)	22
Total Restructuring and other charges, net	$37	$370	$39	$483

During 2019, Alcoa Corporation announced and implemented a new operating model that resulted in a leaner, more integrated, operator-centric organization. As a result of the restructuring, a Severance and other employee termination cost reserve of $27 remained at December 31, 2019. During the second quarter and six-month period of 2020, changes to the reserve included additional net charges of $1 and $2, respectively, an increase of $1 and a reduction of $1, respectively, caused by foreign currency impacts, and a reduction from cash payments of $9 and $22, respectively. As of June 30, 2020, approximately 225 of the 260 employees expected to be terminated in connection with the implementation of the new operating model were separated. In addition to the employees separated under the program, the Company eliminated 60 positions as open roles or retirements were not replaced.

In December 2019, Alcoa Corporation announced the closure of its Point Comfort (Texas) alumina refinery. As a result of the restructuring, a Severance and other employee termination cost reserve of $4 remained at December 31, 2019. During the second quarter and six-month period of 2020, payments of $1 and $2, respectively, were made against the reserve. At June 30, 2020, approximately 30 of the 40 employees were separated.

Also during 2019, Alcoa Corporation curtailed and subsequently divested the aluminum facilities at Avilés and La Coruña (Spain). As a result of the divestiture, a restructuring reserve of $68 remained at December 31, 2019 relating to financial contributions to the investment firm that acquired the facilities. In the second quarter and six-month period of 2020, cash payments of $12 and $24, respectively, were made against the reserve. The remaining reserve of $44 is scheduled to be paid through the second quarter of 2021.

Activity and reserve balances for restructuring charges were as follows:

	Severance and employee termination costs	Other costs	Total
Balance at December 31, 2018	$5	$42	$47
Restructuring and other charges, net	51	161	212
Cash payments	(19)	(99)	(118)
Reversals and other	(2)	(2)	(4)
Balance at December 31, 2019	35	102	137
Restructuring and other charges, net	19	24	43
Cash payments	(28)	(43)	(71)
Reversals and other	(1)	(3)	(4)
Balance at June 30, 2020	$25	$80	$105

The activity and reserve balances include only Restructuring and other charges, net that impact the reserves for Severance and employee termination costs and Other costs. Restructuring and other charges, net that affected other liability accounts such as environmental obligations (see Note P), asset retirement obligations, and pension and other postretirement reserves (see Note L) are excluded from the above activity and balances. Reversals and other includes reversals of previously recorded liabilities and foreign currency translation impacts.

The noncurrent portion of the reserve was $1 and $13 at June 30, 2020 and December 31, 2019, respectively.  At December 31, 2019, $12 related to financial contributions to the investment firm that acquired the Avilés and La Coruña aluminum facilities.

E. Segment Information – The operating results of Alcoa Corporation’s reportable segments were as follows (differences between segment totals and consolidated amounts are in Corporate):

	Bauxite	Alumina	Aluminum	Total
Second quarter ended June 30, 2020
Sales:
Third-party sales	$66	$603	$1,475	$2,144
Intersegment sales	245	289	2	536
Total sales	$311	$892	$1,477	$2,680
Segment Adjusted EBITDA	$131	$88	$(34)	$185
Supplemental information:
Depreciation, depletion, and amortization	$30	$37	$79	$146
Equity loss	$—	$(8)	$(12)	$(20)
Second quarter ended June 30, 2019
Sales:
Third-party sales	$67	$864	$1,757	$2,688
Intersegment sales	246	445	4	695
Total sales	$313	$1,309	$1,761	$3,383
Segment Adjusted EBITDA	$112	$369	$3	$484
Supplemental information:
Depreciation, depletion, and amortization	$27	$55	$85	$167
Equity income (loss)	$—	$3	$(17)	$(14)

	Bauxite	Alumina	Aluminum	Total
Six months ended June 30, 2020
Sales:
Third-party sales	$137	$1,310	$3,073	$4,520
Intersegment sales	480	625	5	1,110
Total sales	$617	$1,935	$3,078	$5,630
Segment Adjusted EBITDA	$251	$281	$28	$560
Supplemental information:
Depreciation, depletion, and amortization	$64	$86	$160	$310
Equity loss	—	(17)	(7)	(24)
Six months ended June 30, 2019
Sales:
Third-party sales	$132	$1,761	$3,492	$5,385
Intersegment sales	482	862	7	1,351
Total sales	$614	$2,623	$3,499	$6,736
Segment Adjusted EBITDA	$238	$741	$(93)	$886
Supplemental information:
Depreciation, depletion, and amortization	$55	$103	$174	$332
Equity income (loss)	—	15	(39)	(24)

The following table reconciles total Segment Adjusted EBITDA to consolidated net loss attributable to Alcoa Corporation:

	Second quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Total Segment Adjusted EBITDA	$185	$484	$560	$886
Unallocated amounts:
Transformation(1)	(10)	3	(26)	5
Intersegment eliminations	30	(1)	22	85
Corporate expenses(2)	(21)	(28)	(48)	(52)
Provision for depreciation, depletion, and amortization	(152)	(174)	(322)	(346)
Restructuring and other charges, net (D)	(37)	(370)	(39)	(483)
Interest expense	(32)	(30)	(62)	(60)
Other (expenses) income, net (Q)	(51)	(50)	81	(91)
Other(3)	(17)	(11)	(52)	(29)
Consolidated (loss) income before income taxes	(105)	(177)	114	(85)
Provision for income taxes	(45)	(116)	(125)	(266)
Net income attributable to noncontrolling interest	(47)	(109)	(106)	(250)
Consolidated net loss attributable to Alcoa Corporation	$(197)	$(402)	$(117)	$(601)

(1)	Transformation includes, among other items, the Adjusted EBITDA of previously closed operations.
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

The following table details Alcoa Corporation’s Sales by product division:

	Second quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Primary aluminum	$1,202	$1,382	$2,499	$2,776
Alumina	600	862	1,307	1,759
Flat-rolled aluminum	271	327	543	639
Bauxite	61	63	120	121
Energy	22	85	74	154
Other	(8)	(8)	(14)	(19)
	$2,148	$2,711	$4,529	$5,430

Other primarily includes realized gains and losses related to embedded derivative instruments designated as cash flow hedges of forward sales of aluminum.

F. Earnings Per Share – Basic earnings per share (EPS) amounts are computed by dividing earnings by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding.

The information used to compute basic and diluted EPS attributable to Alcoa Corporation common shareholders was as follows (shares in millions):

	Second quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net loss attributable to Alcoa Corporation	$(197)	$(402)	$(117)	$(601)
Average shares outstanding – basic	186	186	186	185
Effect of dilutive securities:
Stock options	—	—	—	—
Stock units	—	—	—	—
Average shares outstanding – diluted	186	186	186	185

In the second quarter and six-month period of 2020, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive. Had Alcoa generated net income in the second quarter or six-month period of 2020, one million common share equivalents related to six million outstanding stock units and stock options combined would have been included in diluted average shares outstanding for the periods. Options to purchase two million shares of common stock outstanding at June 30, 2020 were excluded because they had a weighted average exercise price of $26.45 per share which was greater than the average market price of Alcoa Corporation’s common stock.

In the second quarter and six-month period of 2019, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive. Had Alcoa generated net income in the second quarter or the six-month period of 2019, one million common share equivalents related to five million outstanding stock units and stock options combined would have been included in diluted average shares outstanding for the periods. Options to purchase two million shares of common stock outstanding at June 30, 2019 were excluded because they had a weighted average exercise price of $33.77 per share which was greater than the average market price of Alcoa Corporation’s common stock.

G. Accumulated Other Comprehensive Loss

The following table details the activity of the three components that comprise Accumulated other comprehensive loss for both Alcoa Corporation’s shareholders and Noncontrolling interest:

	Alcoa Corporation		Noncontrolling interest
	Second quarter ended June 30,		Second quarter ended June 30,
	2020	2019	2020	2019
Pension and other postretirement benefits (L)
Balance at beginning of period	$(2,244)	$(2,242)	$(56)	$(45)
Other comprehensive (loss) income:
Unrecognized net actuarial loss and prior service cost/benefit	(181)	(78)	1	(3)
Tax benefit	4	16	—	—
Total Other comprehensive loss before reclassifications, net of tax	(177)	(62)	1	(3)
Amortization of net actuarial loss and prior service cost/benefit(1)	52	83	1	1
Tax expense(2)	(2)	(11)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	50	72	1	1
Total Other comprehensive (loss) income	(127)	10	2	(2)
Balance at end of period	$(2,371)	$(2,232)	$(54)	$(47)

Foreign currency translation
Balance at beginning of period	$(2,823)	$(2,093)	$(1,079)	$(808)
Other comprehensive income(3)	135	40	94	4
Balance at end of period	$(2,688)	$(2,053)	$(985)	$(804)

Cash flow hedges (M)
Balance at beginning of period	$169	$(499)	$—	$37
Other comprehensive (loss) income:
Net change from periodic revaluations	(513)	80	(4)	6
Tax benefit (expense)	112	(12)	1	(2)
Total Other comprehensive (loss) income before reclassifications, net of tax	(401)	68	(3)	4
Net amount reclassified to earnings:
Aluminum contracts(4)	1	12	—	—
Financial contracts(5)	4	(6)	3	(7)
Interest rate contracts(6)	1	—	—	—
Foreign exchange contracts(4)	7	4	—	—
Sub-total	13	10	3	(7)
Tax (expense) benefit(2)	(2)	1	(1)	2
Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	11	11	2	(5)
Total Other comprehensive (loss) income	(390)	79	(1)	(1)
Balance at end of period	$(221)	$(420)	$(1)	$36

Total Accumulated other comprehensive loss	$(5,280)	$(4,705)	$(1,040)	$(815)

	Alcoa Corporation		Noncontrolling interest
	Six months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Pension and other postretirement benefits (L)
Balance at beginning of period	$(2,282)	$(2,283)	$(56)	$(46)
Other comprehensive (loss) income:
Unrecognized net actuarial loss and prior service cost/benefit	(201)	(82)	—	(3)
Tax benefit	10	17	—	—
Total Other comprehensive loss before reclassifications, net of tax	(191)	(65)	—	(3)
Amortization of net actuarial loss and prior service cost/benefit(1)	106	128	2	2
Tax expense(2)	(4)	(12)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	102	116	2	2
Total Other comprehensive (loss) income	(89)	51	2	(1)
Balance at end of period	$(2,371)	$(2,232)	$(54)	$(47)

Foreign currency translation
Balance at beginning of period	$(2,160)	$(2,071)	$(834)	$(810)
Other comprehensive (loss) income(3)	(528)	18	(151)	6
Balance at end of period	$(2,688)	$(2,053)	$(985)	$(804)

Cash flow hedges (M)
Balance at beginning of period	$(532)	$(211)	$20	$31
Other comprehensive income (loss):
Net change from periodic revaluations	339	(272)	(30)	33
Tax (expense) benefit	(63)	54	8	(10)
Total Other comprehensive income (loss) before reclassifications, net of tax	276	(218)	(22)	23
Net amount reclassified to earnings:
Aluminum contracts(4)	14	25	—	—
Financial contracts(5)	7	(32)	1	(25)
Interest rate contracts(6)	2	—	—	—
Foreign exchange contracts(4)	15	8	—	—
Sub-total	38	1	1	(25)
Tax (expense) benefit(2)	(3)	8	—	7
Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	35	9	1	(18)
Total Other comprehensive income (loss)	311	(209)	(21)	5
Balance at end of period	$(221)	$(420)	$(1)	$36

Total Accumulated other comprehensive loss	$(5,280)	$(4,705)	$(1,040)	$(815)

(1)	These amounts were included in the computation of net periodic benefit cost for pension and other postretirement benefits (see Note L).
(2)	These amounts were reported in Provision for income taxes on the accompanying Statement of Consolidated Operations.
(3)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.
(4)	These amounts were primarily reported in Sales on the accompanying Statement of Consolidated Operations.
(5)	These amounts were reported in Cost of goods sold on the accompanying Statement of Consolidated Operations.
(6)	These amounts were reported in Other expenses (income), net of the accompanying Statement of Consolidated Operations.
(7)	A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings.

H. Investments – A summary of unaudited financial information for Alcoa Corporation’s equity investments is as follows (amounts represent 100% of investee financial information):

Second quarter ended June 30, 2020	Saudi Arabia Joint Venture	Mining	Energy	Other
Sales	$507	$209	$47	$85
Cost of goods sold	446	130	24	75
Net (loss) income	(75)	(5)	20	(6)
Equity in net (loss) income of affiliated companies, before reconciling adjustments	(19)	3	7	(3)
Other	(1)	2	1	5
Alcoa Corporation’s equity in net (loss) income of affiliated companies	(20)	5	8	2

Second quarter ended June 30, 2019
Sales	$976	$187	$64	$25
Cost of goods sold	821	132	35	23
Net (loss) income	(57)	2	26	—
Equity in net (loss) income of affiliated companies, before reconciling adjustments	(14)	3	10	—
Other	(2)	(2)	1	—
Alcoa Corporation’s equity in net (loss) income of affiliated companies	(16)	1	11	—

Six months ended June 30, 2020
Sales	$1,092	$427	$106	$158
Cost of goods sold	908	278	50	142
Net (loss) income	(88)	4	47	(15)
Equity in net (loss) income of affiliated companies, before reconciling adjustments	(22)	9	18	(7)
Other	(4)	(1)	(1)	10
Alcoa Corporation’s equity in net (loss) income of affiliated companies	(26)	8	17	3

Six months ended June 30, 2019
Sales	$1,934	$415	$127	$39
Cost of goods sold	1,673	281	64	38
Net (loss) income	(125)	—	54	(6)
Equity in net (loss) income of affiliated companies, before reconciling adjustments	(31)	8	21	(3)
Other	4	6	1	2
Alcoa Corporation’s equity in net (loss) income of affiliated companies	(27)	14	22	(1)

During the second quarter of 2019, Alcoa Corporation and the Saudi Arabian Mining Company (Ma’aden) amended the joint venture agreement that governed the operations of each of the three companies that comprised the joint venture at that time. The amendment resulted in various changes including the divestiture of the Company’s investment in Ma’aden Rolling Company (MRC). As a result, Saudi Arabia Joint Venture only includes MRC’s results for the second quarter and six-month period of 2019.

The Company’s basis in the ElysisTM Limited Partnership, included in Other in the table above, has been reduced to zero for its share of losses incurred to date. As a result, the Company has $27 in unrecognized losses as of June 30, 2020 that will be recognized upon additional contributions into the partnership.

I. Receivables

On October 25, 2019, a wholly-owned subsidiary of the Company entered into a $120 three-year revolving credit facility agreement secured by certain customer receivables. On April 20, 2020, the Company amended this agreement converting it to a Receivables Purchase Agreement to sell up to $120 of the receivables previously secured by the credit facility without recourse on a revolving basis. The unsold portion of the specified receivable pool will be pledged as collateral to the purchasing bank to secure the sold receivables. During both the second quarter and six months ended June 30, 2020, no receivables were sold under this agreement.

J. Inventories

	June 30, 2020	December 31, 2019
Finished goods	$220	$305
Work-in-process	254	282
Bauxite and alumina	396	446
Purchased raw materials	392	453
Operating supplies	157	158
	$1,419	$1,644

K. Debt.

Credit Facilities.

Revolving Credit Facility

On April 21, 2020, the Company and Alcoa Nederland Holding B.V. (ANHBV), a wholly-owned subsidiary of Alcoa Corporation, entered into Amendment No. 2 (Amendment No. 2) to the Revolving Credit Agreement (as amended, the Revolving Credit Agreement) that temporarily adjusts the Leverage Ratio requirement, calculated as Total Indebtedness divided by Consolidated EBITDA, to 3.00 to 1.00 from 2.50 to 1.00 for the next four consecutive fiscal quarters, beginning in the second quarter of 2020 (the Amendment Period). Leverage Ratio, Total Indebtedness, and Consolidated EBITDA are each defined terms in the Revolving Credit Agreement and may not be comparable to similarly titled measures used by the Company. The Leverage Ratio requirement will return to 2.50 to 1.00 starting in the second quarter of 2021. The temporary revision positively impacts the maximum indebtedness calculation for the Company during the Amendment Period. Additionally, during the Amendment Period, the Company, ANHBV, and any restricted subsidiaries will be restricted from making certain restricted payments or incurring incremental secured loans under the Revolving Credit Agreement.

On June 24, 2020, the Company and ANHBV entered into an additional amendment to the Revolving Credit Agreement (Amendment No. 3) that (i) permanently adjusts the calculation of Consolidated EBITDA by allowing the add back of certain additional non-cash costs, and (ii) temporarily adjusts, for the remaining fiscal quarters in 2020, the manner in which Consolidated Cash Interest Expense (as defined in the Revolving Credit Agreement) and Total Indebtedness are calculated with respect to certain senior notes issuances during the fiscal year ending December 31, 2020, inclusive of the July 2020 issuance discussed below.

ANHBV has the option to extend the periods under Amendment No. 3 to apply to either or both fiscal quarters ending March 31, 2021 and June 30, 2021. However, doing so would also reduce the borrowing availability under the Revolving Credit Facility during the respective fiscal quarters by one-third of the net proceeds of any note issuances during the fiscal year ending December 31, 2020. If ANHBV extends the temporary amendments, the bonds issued in July 2020 would reduce the aggregate amount of commitments under the Revolving Credit Facility by approximately $245 during the applicable fiscal quarters.

The aggregate amount of commitments under the Revolving Credit Facility remains at $1,500, which the Company has the ability to access through a combination of the borrowing capacity and issuances of letters of credit. As of June 30, 2020 and December 31, 2019, Alcoa Corporation was in compliance with all covenants.

Alcoa Norway ANS Credit Facility

On October 2, 2019, Alcoa Norway ANS, a wholly-owned subsidiary of Alcoa Corporation, entered into a one-year, multicurrency revolving credit facility agreement for NOK 1.3 billion (approximately $134) which is fully and unconditionally guaranteed on an unsecured basis by Alcoa Corporation. On April 8, 2020, Alcoa Norway ANS drew $100 against this facility, and may do so from time to time in the future, in the ordinary course of business. Repayment of the drawn amount, including interest accrued at 2.93%, occurred upon maturity on June 29, 2020.

On July 3, 2020, Alcoa Norway ANS amended the revolving credit facility agreement to align the terms of the agreement with Amendment No. 2 and Amendment No. 3 of the Revolving Credit Agreement discussed above.

144A Debt.

In July 2020, ANHBV, completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt issuance for $750 aggregate principal amount of 5.500% Senior Notes due 2027 (the 2027 Notes). The net proceeds of this issuance were approximately $736 reflecting a discount to the initial purchasers of the 2027 Notes as well as issuance costs. The Company intends to use the net proceeds for general corporate purposes, including adding cash to its balance sheet. The discount to the initial purchasers, as well as costs to complete the financing, was deferred and is being amortized to interest expense over the term of the 2027 Notes. Interest on the 2027 Notes is paid semi-annually in June and December, which will commence December 15, 2020. The indenture contains customary affirmative and negative covenants that are similar to those included in the indenture from the notes issued in May 2018, such as limitations on liens, limitations on sale and leaseback transactions, and a prohibition on a reduction in the ownership of AWAC entities below an agreed level, and the calculation of certain financial ratios. See Note L to the Consolidated Financial Statements in Part II Item 8 of the 2019 Annual Report on Form 10-K for additional information related to Alcoa’s existing debt and related covenants.

L. Pension and Other Postretirement Benefits – The components of net periodic benefit cost were as follows:

	Second quarter ended June 30,		Six months ended June 30,
Pension benefits	2020	2019	2020	2019
Service cost	$13	$12	$27	$24
Interest cost(1)	41	56	83	112
Expected return on plan assets(1)	(73)	(82)	(147)	(163)
Recognized net actuarial loss(1)	53	42	104	84
Amortization of prior service cost(1)	—	2	—	3
Curtailments(2)	1	38	4	38
Net periodic benefit cost	$35	$68	$71	$98

	Second quarter ended June 30,		Six months ended June 30,
Other postretirement benefits	2020	2019	2020	2019
Service cost	$1	$1	$2	$2
Interest cost(1)	5	10	10	18
Recognized net actuarial loss(1)	5	2	9	5
Amortization of prior service benefit(1)	(4)	—	(7)	—
Curtailments(2)	(2)	—	(2)	—
Net periodic benefit cost	$5	$13	$12	$25

(1)	These amounts were reported in Other expenses (income), net on the accompanying Statement of Consolidated Operations (see Note Q).
(2)	These amounts were reported in Restructuring and other charges, net on the accompanying Statements of Consolidated Operations (see Note D) and of Cash Flows.

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

Action #3 – In April 2020, as part of the Company’s portfolio review, Alcoa announced that it will curtail the remaining capacity at its Intalco smelter in Ferndale, Washington amid declining market conditions. The full curtailment is expected to be complete during the third quarter of 2020. Intalco employed approximately 700 people at the time of the announcement, and the workforce is being significantly reduced due to the curtailment. As a result, curtailment accounting was triggered in the U.S. hourly defined benefit pension and retiree life plans (3a and 3b in the below table, respectively).

The above actions caused the respective plans to be remeasured, including an update to the discount rates used to determine the benefit obligations of the affected plans. The following table presents certain information and the financial impacts of these actions on the accompanying Consolidated Financial Statements:

Action #	Number of affected plan participants	Weighted average discount rate as of December 31, 2019	Plan remeasurement date	Weighted average discount rate as of plan remeasurement date	Increase to accrued pension benefits liability	Increase to accrued other postretirement benefits liability	Curtailment charge (gain)(1)
1	~20	3.15%	January 31, 2020	2.75%	$18	$—	$1
2	~430	3.20%	January 31, 2020	2.75%	28	—	2
3a	~300	3.25%	April 30, 2020	2.92%	156	—	1
3b	~600	3.75%	April 30, 2020	3.44%	—	—	(2)
					$202	$—	$2

(1)

These amounts represent the accelerated amortization of a portion of the existing prior service cost or benefit and was reclassified from Accumulated other comprehensive loss to Restructuring and other charges, net (see Note D) on the accompanying Statement of Consolidated Operations.

Funding and Cash Flows. As permitted under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, the Company is deferring approximately $220 of pension contributions, primarily for the U.S. plans, from 2020 to January 1, 2021. As a result, as of June 30, 2020, Alcoa’s minimum required contribution to defined benefit pension plans in 2020 is estimated to be approximately $75, of which approximately $40 is primarily for U.S. plans and was contributed in January 2020 before CARES was enacted, and approximately $19 was contributed to non-U.S. plans during the 2020 six-month period.

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

Derivatives

Alcoa Corporation is exposed to certain risks relating to its ongoing business operations, including the risks of changing commodity prices, foreign currency exchange rates and interest rates. Alcoa Corporation’s commodity and derivative activities include aluminum, energy, foreign exchange, and interest rate contracts which are held for purposes other than trading. They are used primarily to mitigate uncertainty and volatility, and to cover underlying exposures. Alcoa Corporation is not involved in trading activities for energy, weather derivatives, or other nonexchange commodity trading activities.

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

The following tables present the detail for Level 1, 2 and 3 derivatives (see additional Level 3 information in further tables below):

	June 30, 2020		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
Level 1 and 2 derivative instruments	$20	$44	$3	$33
Level 3 derivative instruments	9	206	74	615
Total	$29	$250	$77	$648
Less: Current	24	47	59	67
Noncurrent	$5	$203	$18	$581

	Unrealized (loss) gain recognized in Other comprehensive (loss) income		Realized (loss) gain reclassed from Other comprehensive (loss) income to earnings
Second quarter ended June 30,	2020	2019	2020	2019
Level 1 and 2 derivative instruments	$22	$5	$(1)	$(8)
Level 3 derivative instruments	(536)	80	(14)	5
Noncontrolling and equity interest	1	(5)	2	(7)
Total	$(513)	$80	$(13)	$(10)

For the quarter ended June 30, 2020, the realized loss of $1 on Level 1 and 2 cash flow hedges was recognized in Cost of goods sold. For the quarter ended June 30, 2019, the realized loss of $8 on Level 1 and 2 cash flow hedges was recognized in Sales.

	Unrealized gain (loss) recognized in Other comprehensive (loss) income		Realized (loss) gain reclassed from Other comprehensive (loss) income to earnings
Six months ended June 30,	2020	2019	2020	2019
Level 1 and 2 derivative instruments	$(7)	$(3)	$(15)	$(12)
Level 3 derivative instruments	331	(237)	(22)	36
Noncontrolling and equity interest	15	(32)	(1)	(25)
Total	$339	$(272)	$(38)	$(1)

For the six months ended June 30, 2020, the realized loss of $15 on Level 1 and 2 cash flow hedges was comprised of a $7 loss recognized in Sales and a $8 loss recognized in Cost of goods sold. For the six months ended June 30, 2019, the realized loss of $12 on Level 1 and 2 cash flow hedges was recognized in Sales.

Additional Level 3 Disclosures

The following table presents quantitative information related to the significant unobservable inputs described above for Level 3 derivative instruments (megawatt hours in MWh):

	June 30, 2020	Unobservable Input	Unobservable Input Range
Asset Derivatives
Financial contract	$2	Interrelationship of	Electricity (per MWh)	2020: $32.29
		forward energy price and the Consumer Price Index		2021: $28.35
Total Asset Derivatives	$2
Liability Derivatives
Power contract	$147	MWh of energy needed	LME (per mt)	2020: $1,594
		to produce the forecasted		2027: $2,119
		mt of aluminum	Electricity	Rate of 4 million MWh per year
Power contracts	27	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2020: $1,594 2029: $2,227 2036: $2,523
			Midwest premium (per pound)	2020: $0.0900 2029: $0.1500 2036: $0.1500
			Electricity	Rate of 11 million MWh per year
Power contract	1	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2020: $1,594 2020: $1,616
			Midwest premium (per pound)	2020: $0.0900 2020: $0.1400
			Electricity	Rate of 2 million MWh per year
Power contract (undesignated)	24	Estimated spread between the 30-year debt yield of Alcoa and the counterparty	Credit spread	3.55%: 30-year debt yield spread 6.55%: Alcoa (estimated) 3.00%: counterparty
Total Liability Derivatives	$199

The Total Asset Derivatives and Total Liability Derivatives in the table above are lower by $7 compared with the respective amount reflected in the Level 3 tables presented below. This is due to the fact that the financial contract and two of the power contracts are in an asset position for the current portion and are in a liability position for the noncurrent portion and are reflected as such on the accompanying Consolidated Balance Sheet. However, the financial contract is reflected as a net asset and the two power contracts are reflected as a net liability in the above table for purposes of presenting the assumptions utilized to measure the fair value of the derivative instruments in their entirety.

The fair values of Level 3 derivative instruments recorded in the accompanying Consolidated Balance Sheet were as follows:

Asset Derivatives	June 30, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Current—power contracts	$4	$—
Current—financial contract	4	57
Noncurrent—power contracts	1	—
Noncurrent—financial contract	—	17
Total derivatives designated as hedging instruments	$9	$74
Total Asset Derivatives	$9	$74
Liability Derivatives
Derivatives designated as hedging instruments:
Current—power contracts	$15	$47
Noncurrent—power contracts	165	551
Noncurrent—financial contract	2	—
Total derivatives designated as hedging instruments	$182	$598
Derivatives not designated as hedging instruments:
Current—power contracts	$4	$3
Noncurrent—power contracts	20	14
Total derivatives not designated as hedging instruments	$24	$17
Total Liability Derivatives	$206	$615

Assuming market rates remain constant with the rates at June 30, 2020, a realized loss of $11 related to power contracts and a gain of $4 related to the financial contract are expected to be recognized in Sales and Cost of goods sold, respectively, over the next 12 months.

At June 30, 2020 and December 31, 2019, the power contracts with embedded derivatives designated as cash flow hedges hedge forecasted aluminum sales of 2,244 kmt and 2,347 kmt, respectively. At June 30, 2020 and December 31, 2019, the financial contract hedges forecasted electricity purchases of 2,265,872 and 3,891,096 megawatt hours, respectively.

The following tables present the reconciliation of activity for Level 3 derivative instruments:

	Assets		Liabilities
Second quarter ended June 30, 2020	Power contracts	Financial contract	Power contracts	Financial contract	Embedded credit derivative
April 1, 2020	$461	$6	$113	$2	$28
Total gains or losses included in:
Sales (realized)	6	—	(1)	—	—
Cost of goods sold (realized)	—	7	—	—	—
Other expenses (income), net (unrealized/realized)	—	—	—	—	(2)
Other comprehensive (loss) income (unrealized)	(462)	(7)	67	—	—
Other	—	(2)	1	—	(2)
June 30, 2020	$5	$4	$180	$2	$24
Change in unrealized gains or losses included in earnings for derivative instruments held at June 30, 2020:
Other expenses (income), net	$—	$—	$—	$—	$—

	Assets		Liabilities
Six months ended June 30, 2020	Power contracts	Financial contract	Power contracts	Financial contract	Embedded credit derivative
January 1, 2020	$—	$74	$598	$—	$17
Total gains or losses included in:
Sales (realized)	5	—	(15)	—	—
Cost of goods sold (realized)	—	2	—	—	—
Other expenses (income), net (unrealized/realized)	—	—	—	—	9
Other comprehensive (loss) income (unrealized)	—	(68)	(401)	2	—
Other	—	(4)	(2)	—	(2)
June 30, 2020	$5	$4	$180	$2	$24
Change in unrealized gains or losses included in earnings for derivative instruments held at June 30, 2020:
Other expenses (income), net	$—	$—	$—	$—	$11

There were no purchases, sales or settlements of Level 3 derivative instruments in the periods presented.

Other Financial Instruments

The carrying values and fair values of Alcoa Corporation’s other financial instruments were as follows:

	June 30, 2020		December 31, 2019
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$965	$965	$879	$879
Restricted cash	3	3	4	4
Long-term debt due within one year	1	1	1	1
Long-term debt, less amount due within one year	1,800	1,896	1,799	1,961

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

N. Income Taxes – Alcoa Corporation’s estimated annualized effective tax rate (AETR) for 2020 as of June 30, 2020 differs from the U.S. federal statutory rate of 21% primarily due to losses in countries with full valuation reserves resulting in no tax benefit, as well as foreign income taxed in higher rate jurisdictions.

	Six months ended June 30,
	2020	2019
Income (loss) before income taxes	$114	$(85)
Estimated annualized effective tax rate	(183.0)%	137.1%
Income tax benefit	$(209)	$(116)
Unfavorable tax impact related to losses in jurisdictions with no tax benefit	333	381
Discrete tax charge	1	1
Provision for income taxes	$125	$266

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

At December 31, 2019, Alcoa Canada Company was in a three-year cumulative loss position without a valuation allowance where, in management’s judgment, the weight of the positive evidence more than offset the negative evidence of the cumulative losses. At June 30, 2020, in management’s judgment, the positive evidence continued to more than offset the negative evidence of the cumulative losses. Upon changes in facts and circumstances, management may conclude that Alcoa Canada Company’s deferred tax assets may not be realized, resulting in a future charge to establish a valuation allowance. Alcoa Canada Company’s net deferred tax assets were $80 and $137 at June 30, 2020 and December 31, 2019, respectively. The majority of the Alcoa Canada Company net deferred tax assets relate to pension obligations and derivatives.

O. Leasing

Management records a right-of-use asset and lease liability for several types of operating leases, including land and buildings, alumina refinery process control technology, plant equipment, vehicles, and computer equipment. The leases have remaining terms of one to 38 years. The discount rate applied to these leases is the Company’s incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments, unless there is a rate implicit in the lease agreement. The Company does not have material financing leases.

Lease expense and operating cash flows include:

	Second quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Costs from operating leases	$20	$20	$38	$39
Variable lease payments	$1	$5	$5	$8
Short-term rental expense	$—	$1	$1	$4

The weighted average lease term and weighted average discount rate as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019
Weighted average lease term for operating leases (years)	4.3	4.6
Weighted average discount rate for operating leases	5.3%	5.4%

The following represents the aggregate right-of use assets and related lease obligations recognized in the Consolidated Balance Sheet at:

	June 30, 2020	December 31, 2019
Properties, plants and equipment, net	$141	$154
Other current liabilities	$58	$61
Other noncurrent liabilities and deferred credits	90	100
Total operating lease liabilities	$148	$161

New leases of $18 and $25 were added during the three and six months ended June 30, 2020, respectively.

The future cash flows related to the operating lease obligations as of June 30, 2020 were as follows:

2020 (excluding the six months ended June 30)	$36
2021	58
2022	27
2023	17
2024	9
Thereafter	24
Total lease payments (undiscounted)	171
Less: discount to net present value	(23)
Total	$148

P. Contingencies

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

Alcoa Corporation’s environmental remediation reserve balance reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. The following table details the changes in the carrying value of recorded environmental remediation reserves:

Balance at December 31, 2018	$280
Liabilities incurred	73
Cash payments	(17)
Reversals of previously recorded liabilities	(1)
Balance at December 31, 2019	335
Liabilities incurred	2
Cash payments	(9)
Foreign currency translation and other	(5)
Balance at June 30, 2020	$323

At June 30, 2020 and December 31, 2019, the current portion of Alcoa Corporation’s environmental remediation reserve balance was $46 and $39, respectively. The Company incurred liabilities of $2 for the six-month period of 2020 due to charges related to increases for ongoing monitoring and maintenance and environmental consulting work for a remediation project at the Fusina site. These charges are primarily recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. Payments related to remediation expenses applied against the reserve were $6 and $9 in the second quarter and six-month period of 2020, respectively. These amounts include mandated expenditures as well as those not required by any regulatory authority or third party. The reserve also reflects a decrease of $6 in the six-month period of 2020, due to the effects of foreign currency translation.

In the second quarter and six-month period of 2019, the Company incurred liabilities of $1 and $2, respectively, due to charges related to increases for ongoing monitoring and maintenance. These charges are recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. Payments related to remediation expenses applied against the reserve were $7 and $10 in the second quarter and six-month period of 2019, respectively.

The estimated timing of cash outflows on the environmental remediation reserve at June 30, 2020 is as follows:

2020 (excluding the six months ended June 30, 2020)	$17
2021 - 2025	205
Thereafter	101
Total	$323

Reserve balances at June 30, 2020 and December 31, 2019, associated with significant sites with active remediation underway or for future remediation were $263 and $274, respectively. In management’s judgment, the Company’s reserves are sufficient to satisfy the provisions of the respective action plans. Upon changes in facts or circumstances, a change to the reserve may be required. The Company’s significant sites include:

Poços de Caldas, Brazil—The reserve associated with the 2015 closure of the Alcoa Alumínio S.A. smelter in Poços de Caldas, Brazil, is for remediation of historic spent potlining storage and disposal areas. The final remediation plan is currently under review; such review could require the reserve balance to be adjusted.

Fusina and Portovesme, Italy—Alcoa Corporation’s subsidiary Alcoa Trasformazioni S.r.l. has remediation projects underway for its closed smelter sites at Fusina and Portovesme which have been approved by the Italian Ministry of Environment and Protection of Land and Sea (MOE). Work is ongoing for soil remediation at both sites with expected completion in 2022 for Fusina and 2020 for Portovesme. Additionally, annual payments are made to MOE over a 10-year period through 2022 for groundwater emergency containment and natural resource damages at the Fusina site. A groundwater remediation project at Portovesme will have a final remedial design completed in 2020 which may result in a change to the existing reserve.

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

Sherwin, Texas—In connection with the 2018 settlement of a dispute related to the previously-owned Sherwin alumina refinery, the Company’s subsidiary, Copano Enterprises LLC, accepted responsibility for the final closure of four bauxite residue waste disposal areas (known as the Copano facility). Work commenced on the first residue disposal area in 2018 and will take eight to twelve years to complete, depending on the nature of its potential re-use. Work on the next three areas has not commenced but is expected to be completed by 2048, depending on its potential re-use.

Longview, Washington—In connection with a 2018 Consent Decree and Cleanup Action Plan with the Washington State Department of Ecology, the Company’s subsidiary, Northwest Alloys, accepted certain responsibilities for future remediation of contaminated soil and sediments at the site located near Longview, Washington.

Other Sites—The Company is in the process of decommissioning various other plants and remediating sites in several countries for potential redevelopment or to return the land to a natural state. In aggregate, there are approximately 35 remediation projects at these other sites that are planned or underway. These activities will be completed at various times in the future with the latest expected to be in 2026, after which ongoing monitoring and other activities may be required. At June 30, 2020 and December 31, 2019, the reserve balance associated with these activities was $60 and $61, respectively.

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

On November 8, 2018, the Companies filed a petition for appeal to the Supreme Court of Spain, which was accepted in March 2019 and an appeal was submitted on May 6, 2019. On June 18, 2019 the State Attorney filed its opposition to the appeal and the Companies are awaiting further response from the Supreme Court.

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

Brazil (AWAB)— In March 2013, AWAB was notified by the Brazilian Federal Revenue Office (RFB) that approximately $110 (R$220) of value added tax credits previously claimed are being disallowed and a penalty of 50% assessed. Of this amount, AWAB received $41 (R$82) in cash in May 2012. The value-added tax credits were claimed by AWAB for both fixed assets and export sales related to the Juruti bauxite mine and São Luís refinery expansion. The RFB has disallowed credits they allege belong to the consortium in which AWAB owns an interest and should not have been claimed by AWAB. Credits have also been disallowed as a result of challenges to apportionment methods used, questions about the use of the credits, and an alleged lack of documented proof. AWAB presented defense of its claim to the RFB on April 8, 2013. If AWAB is successful in this administrative process, the RFB would have no further recourse. If unsuccessful in this process, AWAB has the option to litigate at a judicial level. Separately from AWAB’s administrative appeal, in June 2015, new tax law was enacted repealing the provisions in the tax code that were the basis for the RFB assessing a 50% penalty in this matter. As such, the estimated range of reasonably possible loss for these matters is $0 to $40 (R$220). It is management’s opinion that the allegations have no basis; however, at this time, the Company is unable to reasonably predict an outcome for this matter.

Australia (AofA)— In December 2019, AofA received a statement of audit position (SOAP) from the Australian Taxation Office (ATO) related to the pricing of certain historic third-party alumina sales. The SOAP proposed adjustments that would result in additional income tax payable by AofA of approximately $144 (A$212), exclusive of interest and penalties.

During 2020, the SOAP was the subject of an independent review process within the ATO. At the conclusion of this process, the ATO determined to continue with the proposed adjustments and issued Notices of Assessment (the Notices) that were received by AofA on July 7, 2020. The Notices asserted claims for income tax payable by AofA of approximately $147 (A$214), which is $1 (A$2) higher than the amount previously reported by the Company. The Notices also include claims for compounded interest on the tax amount totaling approximately $488 (A$707). The ATO is also expected to assess administrative penalties and has informed AofA that its proposed position will be communicated after August 1, 2020. The ATO has not indicated the amount of administrative penalties it proposes to apply in this matter, and AofA is not in a position to estimate the amount, if any, at this time. AofA expects to have an opportunity to respond to the ATO’s proposed position on penalties, as well as to request reductions on the interest assessment.

The Company does not agree with the ATO’s position, and AofA will continue to defend this matter and pursue all available dispute resolution methods, up to and including the filing of proceedings in the Australian Courts, a process which could last several years and could involve significant expenses. The Company maintains that the sales subject to the ATO’s review, which were ultimately sold to Aluminium Bahrain B.S.C., were the result of arm’s length transactions by AofA over two decades and were made at arm’s length prices consistent with the prices paid by other third-party alumina customers.

In accordance with the ATO’s dispute resolution practices, AofA will pay 50% of the assessed income tax amount exclusive of interest and any penalties, or approximately $74 (A$107), in the third quarter 2020 and the ATO is not expected to seek further payment prior to final resolution of the matter. If AofA is ultimately successful, any amounts paid to the ATO as part of the 50% payment would be refunded. AofA expects to fund the payment with cash on hand and will record the payment as a noncurrent prepaid tax asset. Further interest on the unpaid amounts will continue to accrue during the dispute. The initial interest assessment and the additional interest accrued are deductible against taxable income by AofA but would be taxable as income in the year the dispute is resolved if AofA is ultimately successful.

The Company continues to believe it is more likely than not that AofA’s tax position will be sustained and therefore is not recognizing any tax expense in relation to this matter. However, because the ultimate resolution of this matter is uncertain at this time, the Company cannot predict the potential loss or range of loss associated with the outcome, which may materially affect its results of operations and financial condition.

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

Q. Other Expenses (Income), Net

	Second quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Equity loss	$22	$15	$29	$27
Foreign currency losses, net	2	5	13	17
Net loss (gain) from asset sales	1	7	(176)	(1)
Net (gain) loss on mark-to-market derivative instruments (M)	(2)	—	9	—
Non-service costs – Pension & OPEB (L)	27	30	52	59
Other	1	(7)	(8)	(11)
	$51	$50	$(81)	$91

Net gain from asset sales for the second quarter and six months ended June 30, 2020 includes a net gain of $1 and $181, respectively, related to the sale of EES (see Note C).

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

Business Update

Coronavirus

In response to the coronavirus (COVID-19) pandemic, Alcoa continues to operate with comprehensive measures in place to protect the health of the Company’s workforce, prevent infection in our locations, and mitigate impacts. As a result of these measures and the aluminum industry being classified as an essential business, all of Alcoa’s bauxite mines, alumina refineries, and aluminum manufacturing facilities continue to remain in operation with comprehensive measures in place for health and business continuity. Each location has implemented extensive preparedness and response plans which include social distancing protocols and other protective actions aligned with guidance from the U.S. Centers for Disease Control and Prevention, the World Health Organization, and all other relevant government agencies in countries where we operate. These actions include:

•	Adjusted shift schedules and other work patterns to create separation for the workforce and ensure redundancy for critical resources;
•	Developed and implemented additional hygiene protocols and cleaning routines at each location;
•	Deployed communications to our suppliers, vendors, customers, and delivery personnel on our comprehensive actions, including health and safety protocols;
•	Issued global communications to educate and update employees on public health practices to mitigate the potential spread of the virus in our communities;
•	Implemented access restrictions; everyone must be free of the signs and symptoms of COVID-19 before entering Alcoa sites;
•	Implemented remote work procedures where practical; and,
•	Eliminated non-essential travel.

The Company’s locations have had minimal contractor- and employee-related disruptions to date. Company-wide there have been approximately 475 confirmed employee and contractor COVID-19 cases as of June 30, 2020; however, most of the employees and contractors have received medical treatment, have returned to work, and are currently contributing to our operations.

The COVID-19 pandemic has resulted in certain negative impacts on the Company’s business, financial condition, operating results, and cash flows.  For example, due to the economic impacts of the COVID-19 pandemic, the restart at the Bécancour (Canada) smelter had been slowed at the end of the first quarter of 2020 but has since resumed, and the operating capacity was at approximately 90 percent of total nameplate capacity as of June 30, 2020. The restart, which was originally expected to be complete by the end of the second quarter of 2020, is now expected to be complete in the third quarter of 2020. Additionally, COVID-19 has negatively impacted customer demand for value-added aluminum products as customers have reduced production levels in response to the economic impacts of the pandemic. This has resulted in lower margins on aluminum products as sales shift from value-add products to commodity-grade products. Furthermore, Alcoa has experienced challenges from low metal prices which could continue in the near term. The Company has not experienced any significant interruption from its supply sources.

Alcoa and Alcoa Foundation continue to support the communities near our operating locations, with special focus on Brazil communities that have been more adversely affected by the pandemic. Alcoa Foundation has pledged more than $1 to support COVID-19 relief efforts in the communities where Alcoa operates through its humanitarian aid program. This is in addition to the almost $3 the Foundation already committed to grantmaking in communities where we operate, which is being used to provide needed support such as medical supplies, equipment, and food.

As the impact of COVID-19 on the global economy continues to evolve, the Company is constantly evaluating the broad impact of the pandemic on the macroeconomic environment, including specific regions and end markets in which the Company operates. As a result of the pandemic’s impact on the macroeconomic environment, management evaluated the future recoverability of the

Company’s assets, including goodwill and long-lived assets, and the realizability of deferred tax assets while considering the Company’s current market capitalization. Management concluded that no asset impairments and no additional valuation allowances were required in the second quarter and six months ended June 30, 2020.

The magnitude and duration of the COVID-19 pandemic is unknown. The pandemic could have adverse future impacts on the Company’s business, financial condition, operating results, and cash flows. Specifically, if this global health threat persists, it could adversely affect:

•	Global demand for aluminum, negatively impacting our ability to generate cash flows from operations;
•	The liquidity of customers, which could negatively impact the collectability of outstanding receivables and our cash flows;
•	Commercial sustainability of key vendors within our supply chain which could result in higher inventory costs and/or inability to fulfill customer orders;
•	Alcoa’s ability to fund capital expenditures and required maintenance at our facilities, which could negatively impact our ability to operate, results of operations, and profitability;
•	Global financial and credit markets and our ability to obtain additional credit or financing upon acceptable terms or at all, which could negatively affect our liquidity and financial condition;
•	The Company’s ability to meet covenants in our outstanding debt and credit facility agreements;
•	The financial condition of equity method investments and key joint venture partners, negatively impacting the results of operations, cash flows, and recoverability of investment balances;
•	Alcoa’s ability to generate income in certain jurisdictions, negatively impacting the realizability of our deferred tax assets;
•

Investment return on pension assets, declining interest rates, and contribution deferrals, resulting in increased required Company contributions or unfavorable contribution timing, negatively impacting future cash flows;

•	The effectiveness of hedging instruments;
•	The recoverability of certain long-lived and intangible assets, including goodwill;
•	Legal obligations resulting from employee claims related to health and safety; and,
•	The efficiency of production at our operating locations, negatively impacting the results of operations.

The preceding list of potential adverse effects of the COVID-19 pandemic is not all-inclusive or necessarily in order of importance or magnitude. The potential impact(s) of the pandemic on the Company’s business, financial condition, operating results, cash flows and/or market capitalization is difficult to predict and will continue to be monitored in subsequent periods. Further or prolonged deterioration of adverse conditions could negatively impact our financial condition and result in asset impairment charges, including long-lived assets or goodwill, or affect the realizability of deferred tax assets.

In addition to utilizing all preventative and mitigation options available to ensure continuity of operations, the Company has implemented various cash preservation initiatives. These measures include:

•	Reducing non-critical capital expenditures planned for 2020 by $100;
•	Deferring non-regulated environmental and asset retirement obligations payments of $25;
•

Deferring approximately $220 in pension contributions from 2020 to January 1, 2021 and deferring employer payroll taxes of approximately $14 into 2021 and 2022 in the U.S., as permitted under the Coronavirus Aid, Relief, and Economic Security (CARES) Act; and,

•

Implementing hiring restrictions outside of critical production roles, implementing and extending travel restrictions throughout the organization, and utilizing other appropriate government support programs to save or defer approximately $35.

Strategic Actions

Alcoa continues to progress with its strategic actions to drive lower costs and sustainable profitability, however, the global effects of the COVID-19 pandemic may impact the timing of the previously announced strategic actions. In late 2019, Alcoa Corporation announced the following strategic actions:

•	The implementation of a new operating model that results in a leaner, more integrated, operator-centric organization with reduced overhead costs;
•	The pursuit of non-core asset sales by early 2021 expected to generate an estimated $500 to $1,000 in net proceeds in support of its updated strategic priorities; and,
•

The realignment of the operating portfolio over the next five years, placing 1.5 million metric tons of smelting capacity and 4 million metric tons of alumina refining capacity under review. The review will consider opportunities for significant improvement, potential curtailments, closures, or divestitures.

The new operating model has been implemented and the Company is substantially complete with the transition of eliminated roles. At June 30, 2020, approximately 225 of the 260 employees expected to be terminated in connection with the implementation of the new operating model were separated. In addition to the employees separated under severance programs, the Company eliminated 60 positions as open roles or retirements were not replaced.

In January 2020, the Company announced the sale of Elemental Environmental Solutions LLC (EES), a wholly-owned Alcoa subsidiary that operated the waste processing facility in Gum Springs, Arkansas, to a global environmental firm in a transaction valued at $250. The transaction closed as of January 31, 2020 whereby the Company received $200 with another $50 held in escrow to be paid to Alcoa if certain post-closing conditions are satisfied, which would result in an additional gain being recorded. As a result of the transaction, the Company recognized a gain of $180 (pre- and after-tax) in the first quarter of 2020 and anticipates annual net income improvement of approximately $10. During the second quarter of 2020, an additional $1 gain was recorded as a result of certain post-closing adjustments based on the terms of the agreement.

On April 22, 2020, Alcoa announced that it will curtail the remaining 230 kmt of uncompetitive smelting capacity at its Intalco smelter in Ferndale, Washington amid declining market conditions. The full curtailment of 279 kmt, which includes 49 kmt of earlier-curtailed capacity, is expected to be complete in the third quarter of 2020. At June 30, 2020, total curtailed capacity at the smelter was approximately 209 kmt of the total base capacity of 279 kmt. The smelter recorded a net loss of $71 in the six months ended June 30, 2020. This action will bring Alcoa’s total curtailed smelting capacity to approximately 830 kmt, or approximately 30%, of its total global smelting capacity upon completion of the Bécancour (Canada) smelter restart.

The Company recorded restructuring charges of approximately $27 (pre- and after-tax) in the second quarter of 2020 associated with the curtailment for employee-related costs and contract termination costs, which are all cash-based charges expected to be paid primarily in the third quarter of 2020. Intalco employed approximately 700 people at the time of announcement, and the workforce is being significantly reduced due to the curtailment.

On June 25, 2020, Alcoa launched a formal 30-day consultation process with the Spanish Works Council representing employees at the San Ciprián aluminum facility in Spain, which the Company and the Spanish Works Council have agreed to extend until August 4, 2020. The formal consultation began after the conclusion of an informal process that started on May 28, 2020. A collective dismissal could potentially affect up to 534 employees at the aluminum plant. The San Ciprián aluminum facility has incurred significant and recurring financial losses that are expected to continue. The Company envisions a restructuring that retains a portion of the casthouse in operation. No final decisions will be made until the formal consultation process is complete. The San Ciprián site has both an aluminum plant and alumina refinery; the San Ciprián alumina refinery is not included in this formal consultation process.

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

2020 Programs

In February 2020, Alcoa announced 2020 programs to drive leaner working capital and improved productivity. First, by utilizing a holistic solution for managing the supply chain across procurement, operations, and the commercial team, the Company is targeting a working capital benefit between $75 to $100 during 2020 to improve its operating cash flows. Secondly, the Company is expecting greater productivity and lower costs of approximately $100 which will be achieved through operational efficiency programs and specific initiatives taken throughout 2020.

Liquidity Levers

Through a combination of the COVID-19 response initiatives, the strategic actions, and the 2020 programs discussed above, the Company is targeting approximately $900 in cash improvements during 2020. As of June 30, 2020, the Company is on track to achieve the overall target of the programs.

Additionally, management has taken several measures to improve Alcoa’s liquidity levers. These include amending the Company’s Revolving Credit Agreement to temporarily provide a more favorable leverage ratio calculation, permanently adjusting the calculation of Consolidated EBITDA, and temporarily adjusting for up to the next consecutive four full fiscal quarters the manner in which Consolidated Cash Interest Expense and Total Indebtedness are calculated. During the first quarter of 2020, the Company also amended a three-year revolving credit facility agreement of one of its wholly-owned subsidiaries secured by certain customer receivables, converting it to a Receivables Purchase Agreement that provides the option for faster liquidation of certain customer receivables.

On April 8, 2020, the Company’s wholly-owned subsidiary, Alcoa Norway ANS, drew $100 against its one-year, multicurrency revolving credit facility, and may do so from time to time in the future, in the ordinary course of business. Repayment of the drawn amount, including interest accrued at 2.93%, occurred upon maturity on June 29, 2020. On July 3, 2020, Alcoa Norway ANS amended the revolving credit facility agreement to align the terms of the agreement with the amendments to the Revolving Credit Agreement (discussed above).

In July 2020, ANHBV, a wholly-owned subsidiary of Alcoa Corporation, issued $750 aggregate principal amount of 5.500% Senior Notes due 2027 (the 2027 Notes) in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act). The net proceeds of this issuance were approximately $736 reflecting a discount to the initial purchasers of the 2027 Notes as well as issuance costs.

See Credit Facilities under the Liquidity and Capital Resources section of Management’s Discussion and Analysis for additional details on the above described liquidity measures.

Results of Operations

Selected Financial Data:

	Second quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Sales	$2,148	$2,711	$4,529	$5,430
Net loss attributable to Alcoa Corporation	$(197)	$(402)	$(117)	$(601)
Diluted loss per share attributable to Alcoa Corporation common shareholders	$(1.06)	$(2.17)	$(0.63)	$(3.24)
Third-party shipments of alumina (kmt)	2,415	2,299	4,780	4,628
Third-party shipments of aluminum products (kmt)	789	724	1,514	1,433
Average realized price per metric ton of alumina	$250	$376	$274	$381
Average realized price per metric ton of primary aluminum	$1,694	$2,167	$1,835	$2,193

Overview—Net loss attributable to Alcoa Corporation was $197 in the second quarter of 2020 compared with a Net loss attributable to Alcoa Corporation of $402 in the second quarter of 2019. Net loss attributable to Alcoa Corporation was $117 in the six months ended June 30, 2020 compared with a Net loss attributable to Alcoa Corporation of $601 in the six months ended June 30, 2019. The improvement in results in the quarterly and six-month comparable period of $205 and $484 were principally related to:

•	Lower Restructuring and other charges, net;
•	Lower Provision for income taxes;
•	Lower Net income attributable to noncontrolling interest;
•	Lower raw material and energy costs; and,
•	Favorable currency impacts, mainly due to changes in the Australian dollar and Brazilian real.

Partially offset by:

•	Lower alumina and aluminum prices; and,
•	Lower product premiums as a result of reduced demand for value-added aluminum products.

Additionally, a gain on the divestiture of a waste processing facility in Gum Springs, Arkansas had a favorable impact on the comparable 2020 six-month period.

Sales — Sales declined $563, or 21%, in the second quarter of 2020 compared with the second quarter of 2019, and $901, or 17%, in the six-month period of 2020 compared with the same period in 2019. The decline in both periods was principally related to:

•	Lower alumina and aluminum prices;
•	Lower product premiums as a result of reduced demand for value-added aluminum products; and,
•	Lower revenue resulting from the divestiture of two Spanish facilities in July 2019.

Partially offset by:

•	Higher sales resulting from the restart of the Bécancour smelter in Québec.

Cost of goods sold— As a percentage of Sales, Cost of goods sold was 89.9% and 87.4% in the second quarter and six-month period of 2020, respectively, compared with 80.7% and 80.5% in the second quarter and six-month period of 2019, respectively. The second quarter and six-month period percentages were negatively impacted by lower prices for alumina and aluminum products which were partially offset by favorable foreign currency impacts and raw material costs. The six-month period was also favorably impacted by lower energy costs.

Selling, general administrative, and other expenses— Selling, general administrative, and other expenses decreased by $24, or 35%, and $48, or 32%, in the second quarter and six-month period of 2020, respectively, compared with the corresponding periods in 2019. Both periods were favorably impacted by cost savings from the new operating model, lower fees for professional services, lower travel expenses, and favorable foreign currency impacts, mainly from the Brazilian real. The 2019 six-month period also included the unfavorable impact of a bad debt reserve recorded against a Canadian customer receivable due to bankruptcy.

Provision for depreciation, depletion, and amortization— Provision for depreciation, depletion, and amortization decreased $22, or 13%, and $24, or 7%, in the second quarter and six-month period in 2020, respectively, compared with the corresponding periods in 2019. This decrease in both periods is primarily due to changes in the weighted-average useful lives of assets and currency impacts of the Brazil real and Australian dollar.

Restructuring and other charges, net— In the second quarter and six-month period of 2020, Alcoa Corporation recorded Restructuring and other charges, net, of $37 and $39, respectively, which were primarily comprised of costs related to the curtailment of the Intalco (Washington) smelter of $27 (both periods), and $11 and $13, respectively, for additional contract costs related to the curtailed Wenatchee (Washington) smelter.

In the second quarter and six-month period of 2019, Alcoa Corporation recorded Restructuring and other charges, net of $370 and $483, respectively, which were primarily comprised of the following components:

•	$5 and $108, respectively, for exit costs related to the curtailment of the Avilés and La Coruña smelters in Spain;
•	$38 (both periods) related to the curtailment of certain pension benefits; and,
•	$319 (both periods) related to the divestiture of Alcoa Corporation’s interest in the MRC.

See Note D to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional detail on the above net charges.

Other expenses (income), net— Other expenses (income), net was $51 in the second quarter of 2020 compared with $50 in the second quarter of 2019, and ($81) in the 2020 six-month period compared with $91 in the 2019 six-month period. The change of $1 in the second quarter of 2020 was largely attributable to unfavorable changes in Alcoa Corporation’s share of equity method investment earnings partially offset by lower losses on asset sales and favorable changes in foreign currency impacts. The favorable change of $172 in the comparable six-month period was primarily attributable to the gain on divestiture of a waste processing facility in Gum Springs, Arkansas recorded in 2020.

Noncontrolling interest— Net income attributable to noncontrolling interest was $47 and $106 in the second quarter and six-month period of 2020, respectively, compared with $109 and $250 in the second quarter and six-month period of 2019, respectively. These amounts are entirely related to Alumina Limited’s 40% ownership interest in several affiliated operating entities. See Note A to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

In the second quarter and six-month periods of 2020 these combined entities, particularly the Alumina segment entities, generated lower net income compared with the second quarter and six-month periods of 2019. The unfavorable change in earnings was mostly driven by lower alumina prices (see Alumina under Segment Information below).

Segment Information

Bauxite

	Second quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Production (mdmt)	12.2	11.3	23.8	23.2
Third-party shipments (mdmt)	1.6	1.5	3.0	2.7
Intersegment shipments (mdmt)	10.8	10.3	21.3	20.5
Total shipments (mdmt)	12.4	11.8	24.3	23.2
Third-party sales	$66	$67	$137	$132
Intersegment sales	245	246	480	482
Total sales	$311	$313	$617	$614
Segment Adjusted EBITDA	$131	$112	$251	$238
Operating costs	$209	$220	$422	$415
Average cost per dry metric ton of bauxite	$17	$19	$17	$18

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

Bauxite production increased 8% and 3% in the second quarter and six-month period of 2020, respectively, compared with the corresponding periods of 2019. The Bauxite segment achieved both a quarterly and first half production record for the second quarter and six-month period of 2020, respectively. The improvement in both the quarterly and six-month comparable periods was primarily attributable to the Willowdale (Australia), Juruti (Brazil), and Boké (Guinea) mines.

Third-party sales for the Bauxite segment decreased 1% and increased 4% in the second quarter and six-month period of 2020, respectively, compared with the corresponding periods of 2019. In the second quarter of 2020, the decrease was due to a lower average realized price, partially offset by an increase in shipments. The increase in the six-month period of 2020 was principally caused by an increase in shipments, partially offset by lower average realized price.

Intersegment sales were flat in the second quarter and six-month period of 2020 compared with the corresponding periods of 2019 as a result of increased intersegment shipments offsetting the lower average realized price on intersegment sales. The increased intersegment shipments are due to higher production in the alumina segment driving higher intersegment bauxite demand.

Segment Adjusted EBITDA increased $19 and $13 in the second quarter and six-month period of 2020, respectively, compared with the corresponding periods of 2019. The improvements in both periods were primarily the result of increased shipments combined with favorable foreign currency movements due to a stronger U.S. dollar against the Australian dollar and Brazilian real.

For the third quarter of 2020 in comparison with the third quarter of 2019, a lower average realized price for intersegment sales is expected.

Alumina

	Second quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Production (kmt)	3,371	3,309	6,669	6,549
Third-party shipments (kmt)	2,415	2,299	4,780	4,628
Intersegment shipments (kmt)	987	1,070	2,062	2,042
Total shipments (kmt)	3,402	3,369	6,842	6,670
Third-party sales	603	$864	1,310	$1,761
Intersegment sales	289	445	625	862
Total sales	$892	$1,309	$1,935	$2,623
Segment Adjusted EBITDA	$88	$369	$281	$741
Average realized third-party price per metric ton of alumina	$250	$376	$274	$381
Operating costs	$788	$925	$1,632	$1,848
Average cost per metric ton of alumina	$232	$275	$238	$277

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

At June 30, 2020, the Alumina segment had base capacity of 12,759 kmt with 214 kmt of curtailed refining capacity compared with a base capacity of 15,064 kmt and curtailed refining capacity of 2,519 kmt at June 30, 2019. The decrease in base and curtailed capacity was due to the permanent closure of the previously curtailed Point Comfort alumina refinery.

Alumina production increased by 2% in both the second quarter and six-month comparable periods. Both increases were principally due to continued stabilization of operations across the refining system. During the second quarter of 2020, the Alumina segment achieved a record quarterly production rate (tonnes per day), and both the Wagerup (Australia) and São Luís (Brazil) refineries set first half production records for the six months ended June 30, 2020.

Third-party sales for the Alumina segment decreased 30% and 26% in the second quarter and six-month period of 2020, respectively, compared with the corresponding periods in 2019. The decrease in both periods was primarily due to a decline in average realized price which was principally driven by a lower average alumina index price (on 30-day lag). Both price decreases were partially offset by an increase in shipments. Third-party shipments increased 5% and 3% in the second quarter and six-month period of 2020, respectively, compared with the corresponding periods in 2019.

Intersegment sales declined 35% and 27% in the second quarter and six-month period of 2020, respectively, compared with the corresponding periods in 2019. The decrease in the second quarter was due primarily to a lower average realized price and, to a lesser extent, a decrease in shipments. The decrease in the six-month period was due to a lower average realized price slightly offset by increased demand from the Aluminum segment. The increased demand from the Aluminum segment was primarily driven by the restart at the Bécancour (Canada) smelter partially offset by the curtailment of the Intalco smelter (see Aluminum below).

Segment Adjusted EBITDA decreased $281 and $460 in the second quarter and six-month period of 2020 compared with the corresponding periods of 2019. The decline in the both periods was primarily attributable to the decline in average realized price of alumina, partially offset by net favorable foreign currency movements due to a stronger U.S. dollar (particularly against the Australian dollar and Brazilian real), lower costs for bauxite and caustic soda, as well as increased total shipments.

For the third quarter of 2020 in comparison with the third quarter of 2019, lower costs for both bauxite and caustic soda partially offset by higher energy costs, primarily natural gas costs in Australia, are expected.

Aluminum

	Second quarter ended June 30,		Six months ended June 30,
Total Aluminum information	2020	2019	2020	2019
Third-party aluminum shipments (kmt)	789	724	1,514	1,433
Third-party sales	$1,475	$1,757	$3,073	$3,492
Intersegment sales	2	4	5	7
Total sales	$1,477	$1,761	$3,078	$3,499
Segment Adjusted EBITDA	$(34)	$3	$28	$(93)

Primary aluminum information	2020	2019	2020	2019
Production (kmt)	581	533	1,145	1,070
Third-party shipments (kmt)	710	638	1,362	1,266
Third-party sales	$1,202	$1,382	$2,499	$2,776
Average realized third-party price per metric ton	$1,694	$2,167	$1,835	$2,193
Total shipments (kmt)	730	656	1,393	1,295
Operating costs	$1,306	$1,512	$2,633	$3,080
Average cost per metric ton	$1,788	$2,305	$1,890	$2,378

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

The following table provides annual consolidated base and idle capacity (each in kmt) for each smelter owned by Alcoa Corporation:

		June 30, 2020		June 30, 2019
Facility	Country	Base Capacity	Idle Capacity	Base Capacity	Idle Capacity	Base Change	Idle Change
Portland (1)	Australia	197	30	197	30	—	—
São Luís (Alumar) (1)	Brazil	268	268	268	268	—	—
Baie Comeau	Canada	280	—	280	—	—	—
Bécancour (1)	Canada	310	25	310	259	—	(234)
Deschambault	Canada	260	—	260	—	—	—
Fjarðaál	Iceland	344	—	344	—	—	—
Lista	Norway	94	—	94	—	—	—
Mosjøen	Norway	188	—	188	—	—	—
San Ciprián	Spain	228	—	228	—	—	—
Avilés	Spain	—	—	93	93	(93)	(93)
La Coruña	Spain	—	—	87	87	(87)	(87)
Intalco (2)	U.S.	279	209	279	49	—	160
Massena West	U.S.	130	—	130	—	—	—
Warrick	U.S.	269	108	269	108	—	—
Wenatchee	U.S.	146	146	146	146	—	—
		2,993	786	3,173	1,040	(180)	(254)

(1)	These figures represent Alcoa Corporation’s share of the facility capacity based on its ownership interest in the respective smelter.

(2)

On April 22, 2020, Alcoa announced the curtailment of the remaining 230 kmt of smelting capacity at the Intalco smelter. The full curtailment of 279 kmt, which includes 49 kmt of earlier-curtailed capacity, is expected to be complete during the third quarter of 2020.

Idle capacity at the Bécancour smelter decreased by 234 kmt from the second quarter 2019 to the second quarter 2020 as a result of the restart process. Due to the economic impacts of the COVID-19 pandemic, the restart at the Bécancour (Canada) smelter had been slowed at the end of the first quarter of 2020 but has since resumed, and the operating capacity was at approximately 90 percent of total nameplate capacity as of June 30, 2020. The restart, which was originally expected to be complete by the end of the second quarter of 2020, is now expected to be complete in the third quarter of 2020.

Base and idle capacity at the Avilés and La Coruña facilities decreased from the second quarter of 2019 to the second quarter of 2020 as a result of the curtailment (February 2019) and subsequent divestiture (July 2019) of these smelters. In addition to the smelters at these locations, the casthouse at each facility and the paste plant at La Coruña were also divested.

Idle capacity at the Intalco (Washington) smelter has increased by 160 kmt from the second quarter of 2019 to the second quarter of 2020 as a result of the curtailment process, which was announced April 22, 2020. The full capacity of 279 kmt at the Intalco smelter is expected to be curtailed during the third quarter of 2020.

Primary aluminum production increased 9% and 7% in the second and the six-month period of 2020, respectively, compared with the corresponding periods in 2019, principally due to the Bécancour smelter restart discussed above.

Third-party sales for the Aluminum segment decreased 16% and 12% in the second quarter and six-month period of 2020, respectively, compared with the corresponding periods in 2019, primarily due to a reduction in realized metal prices. The change in average realized price of primary aluminum was mainly driven by a 17% and 12% lower average LME price (on 15-day lag) for the comparable second quarter and six-month periods, respectively, combined with a decrease in regional and product premiums for both comparative periods. During the second quarter and six-month period of 2019, product premiums experienced pricing benefits from the section 232 tariffs which were not repeated in the 2020 comparable periods. Additionally, product premiums also decreased from reduced demand for value-added products. The unfavorable impact of lower metal prices was partially offset by an increase in sales volume driven primarily from the restart of the Bécancour smelter in both comparative periods.

Segment Adjusted EBITDA decreased $37 in the second quarter of 2020 compared with the second quarter of 2019. The decrease is mainly the result of lower metal prices and an unfavorable mix of value-added products. These unfavorable impacts were partially offset by decreases in the cost of alumina and carbon, and favorable impacts from the restart of the Bécancour smelter and the divestiture of the Avilés and La Coruña facilities. Segment Adjusted EBITDA increased $121 during the six-month period of 2020, compared with the corresponding period in 2019. The change during this period was mainly driven by favorable impacts from lower alumina, carbon and energy prices, the restart of the Bécancour smelter and the divestiture of the Avilés and La Coruña facilities, favorable impacts related to Section 232 tariffs, favorable currency impacts, and a favorable impact from the non-recurrence of a bad debt reserve recorded in 2019 against a Canadian customer receivable due to bankruptcy. These favorable impacts were partially offset by lower realized metal prices and unfavorable product mix from lower demand for value-added products.

For the third quarter of 2020 compared with the third quarter of 2019, continued near-term challenges from low metal prices could occur. Additionally, favorable impacts from the Bécancour smelter restart, Intalco smelter curtailment, and lower raw materials costs are expected to be partially offset by lower margins from lower demand for value-added products.

Reconciliation of Certain Segment Information

Reconciliation of Total Segment Third-Party Sales to Consolidated Sales

	Second quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Bauxite	$66	$67	$137	$132
Alumina	603	864	1,310	1,761
Aluminum:
Primary aluminum	1,202	1,382	2,499	2,776
Other(1)	273	375	574	716
Total segment third-party sales	2,144	2,688	4,520	5,385
Other	4	23	9	45
Consolidated sales	$2,148	$2,711	$4,529	$5,430

(1)

Other includes third-party sales of flat-rolled aluminum and energy, as well as realized gains and losses related to embedded derivative instruments designated as cash flow hedges of forward sales of aluminum.

Reconciliation of Total Segment Operating Costs to Consolidated Cost of Goods Sold

	Second quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Bauxite	$209	$220	$422	$415
Alumina	788	925	1,632	1,848
Primary aluminum	1,306	1,512	2,633	3,080
Other(1)	312	362	626	727
Total segment operating costs	2,615	3,019	5,313	6,070
Eliminations(2)	(566)	(694)	(1,132)	(1,436)
Provision for depreciation, depletion, amortization(3)	(146)	(166)	(309)	(330)
Other(4)	29	30	85	65
Consolidated cost of goods sold	$1,932	$2,189	$3,957	$4,369

(1)	Other largely relates to the Aluminum segment’s flat-rolled aluminum product division.
(2)	This line item represents the elimination of cost of goods sold related to intersegment sales between Bauxite and Alumina and between Alumina and Aluminum.
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

(4)

Other includes costs related to Transformation and certain other items that impact Cost of goods sold on Alcoa Corporation’s Statement of Consolidated Operations that are not included in the operating costs of segments (see footnotes 1 and 3 in the Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net Loss Attributable to Alcoa Corporation below).

Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net Loss Attributable to Alcoa Corporation

	Second quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Total Segment Adjusted EBITDA	$185	$484	$560	$886
Unallocated amounts:
Transformation(1)	(10)	3	(26)	5
Intersegment eliminations	30	(1)	22	85
Corporate expenses(2)	(21)	(28)	(48)	(52)
Provision for depreciation, depletion, and amortization	(152)	(174)	(322)	(346)
Restructuring and other charges, net	(37)	(370)	(39)	(483)
Interest expense	(32)	(30)	(62)	(60)
Other (expenses) income, net	(51)	(50)	81	(91)
Other(3)	(17)	(11)	(52)	(29)
Consolidated (loss) income before income taxes	(105)	(177)	114	(85)
Provision for income taxes	(45)	(116)	(125)	(266)
Net income attributable to noncontrolling interest	(47)	(109)	(106)	(250)
Consolidated net loss attributable to Alcoa Corporation	$(197)	$(402)	$(117)	$(601)

(1)	Transformation includes, among other items, the Adjusted EBITDA of previously closed operations.
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

Environmental Matters

See the Environmental Matters section of Note P to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Changes in market conditions caused by the COVID-19 pandemic could have adverse effects on Alcoa’s ability to obtain additional financing and cost of borrowing. Inability to generate sufficient earnings could impact the Company’s ability to meet the financial covenants in our outstanding debt and revolving credit facility agreements and limit our ability to access these sources of liquidity or refinance or renegotiate our outstanding debt or credit agreements on terms acceptable to the Company. Additionally, the impact on market conditions from the COVID-19 pandemic could adversely affect the liquidity of Alcoa’s customers, suppliers, and joint venture partners and equity method investments, which could negatively impact the collectability of outstanding receivables and our cash flows. In response to the impacts caused by the COVID-19 pandemic, the Company has implemented various cash preservation initiatives. These measures include:

•	Reducing non-critical capital expenditures planned for 2020 by $100;
•	Deferring non-regulated environmental and asset retirement obligations payments of $25;
•

Deferring approximately $220 in pension contributions from 2020 to January 1, 2021 and employer payroll taxes of approximately $14 million into 2021 and 2022 in the U.S., as permitted under the CARES Act; and,

•

Implementing hiring restrictions outside of critical production roles, implementing and extending travel restrictions throughout the organization, and utilizing other appropriate government support programs to save or defer approximately $35.

Alcoa Corporation’s cost of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short- and long-term debt ratings assigned to Alcoa Corporation’s debt by the major credit rating agencies.

On April 9, 2020, Moody’s Investor Service (Moody’s) affirmed a Ba1 rating of Alcoa’s long-term debt. Additionally, Moody’s affirmed the current outlook as stable. On July 7, Moody’s reaffirmed the Ba1 rating of Alcoa’s long-term debt as well as the stable outlook.

On April 29, 2020, Fitch Ratings (Fitch) affirmed a BB+ rating for Alcoa Corporation’s long-term debt. Additionally, Fitch affirmed the current outlook as stable. On July 7, Fitch reaffirmed the BB+ rating of Alcoa’s long-term debt as well as the stable outlook.

On June 26, 2020 Standard and Poor’s Global Ratings (S&P) affirmed the BB+ rating of Alcoa’s long-term debt and revised the outlook to negative.

Cash from Operations

Cash provided from operations was $198 in the 2020 six-month period compared with cash provided from operations of $250 for the same period of 2019, resulting in a decrease in cash provided of $52. Notable changes to (uses) and sources of cash include:

•	$122 in certain working capital accounts (receivables, inventories, and accounts payable, trade);
•	($41) due to timing of the collection of value added tax receivables;
•

($69) from higher accrued expenses caused primarily by the timing of customer advances, employee compensation payments, and the 2020 recognition of the state grant revenue at the Portland (Australia) facility relieving the previous deferred credit recorded during the 2019 six-month period; and,

•

$349 relating to changes in taxes, including income taxes. The source of cash includes changes related to lower tax payments made in the 2020 six-month period compared with the 2019 six-month period, primarily payments on income taxes, and changes in the underlying tax accounts.

The remaining change in Cash used for operations is primarily attributable to the changes in related Statement of Consolidated Operations amounts.

In the third quarter of 2020, AofA will pay approximately $74 (A$107) related to the tax dispute described in Note P to the Consolidated Financial Statements in Part I Item I of this Form 10-Q. Upon payment, AofA will record a noncurrent prepaid tax asset, as the Company continues to believe it is more likely than not that AofA’s tax position will be sustained and therefore is not recognizing any tax expense in relation to this matter. In accordance with Australian tax laws, the initial interest assessment and additional interest are deductible against AofA’s 2020 taxable income resulting in approximately $150 (A$219) lower cash tax payments in the second half of 2020. Interest compounded in future years is also deductible against AofA’s income in the respective periods. If AofA is ultimately successful, the interest deduction would become taxable as income in the year the dispute is resolved. During 2020, AofA will continue to record its tax provision and tax liability without effect of the ATO assessment, since it expects to prevail. The 2020 tax payable will remain on AofA’s balance sheet, increased by the tax effect of subsequent years’ interest deductions, until dispute resolution which is expected to take several years.

Financing Activities

Cash used for financing activities was $115 in the 2020 six-month period compared with $270 in the 2019 six-month period, resulting in a favorable change of $155.

The use of cash in the 2020 six-month period was primarily the result of $90 in net cash paid to Alumina Limited (see Noncontrolling interest in Results of Operations above) and $24 in financial contributions related to the divested Spanish facilities.

The use of cash in the 2019 six-month period was primarily the result of $265 in net cash paid to Alumina Limited (see Noncontrolling interest in Results of Operations above).

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

On April 21, 2020, the Company and ANHBV entered into Amendment No. 2 to the Revolving Credit Agreement that temporarily revises the Leverage Ratio requirement to 3.00 to 1.00 from 2.50 to 1.00 for the next four consecutive fiscal quarters, beginning in the second quarter of 2020 (Amendment Period). The Leverage Ratio requirement will return to 2.50 to 1.00 starting in the second quarter of 2021. The temporary revision positively impacts the maximum indebtedness calculation for the Company during the Amendment Period. Additionally, during the Amendment Period, the Company, ANHBV, and any restricted subsidiaries will be restricted from making certain restricted payments or incurring incremental secured loans under the Amended Revolving Credit Agreement.

On June 24, 2020, the Company and ANHBV entered into Amendment No. 3 to the Revolving Credit Agreement that (i) permanently adjusts the calculation of Consolidated EBITDA as defined in the Revolving Credit Agreement by allowing the add back of certain additional non-cash costs and (ii) temporarily adjusts, for the remaining fiscal quarters in 2020, the manner in which Consolidated Cash Interest Expense and Total Indebtedness (as defined in the Revolving Credit Agreement) are calculated with respect to certain senior notes issuances during the fiscal year ending December 31, 2020, inclusive of the July 2020 issuance described below.

ANHBV has the option to extend the periods under Amendment No. 3 to apply to either or both fiscal quarters ending March 31, 2021 and June 30, 2021. However, doing so would also reduce the borrowing availability under the Revolving Credit Facility by one-third of the net proceeds of such note issuances during such fiscal quarters. If ANHBV extends the temporary amendments, the bonds issued in July 2020 would reduce the aggregate amount of commitments under the Revolving Credit Facility by $245 during the applicable fiscal quarters.

The aggregate amount of commitments under the Revolving Credit Facility remains at $1,500, which the Company has the ability to access through a combination of borrowing capacity and issuances of letters of credit. As of June 30, 2020 and December 31, 2019, Alcoa Corporation was in compliance with all covenants.

On October 2, 2019, Alcoa Norway ANS, a wholly-owned subsidiary of Alcoa Corporation, entered into a one-year, multicurrency revolving credit facility agreement for NOK 1.3 billion (approximately $134) which is fully and unconditionally guaranteed on an unsecured basis by Alcoa Corporation. On April 8, 2020, Alcoa Norway ANS drew $100 against this facility, and may do so from time to time in the future, in the ordinary course of business. Repayment of the drawn amount, including interest accrued at 2.93%, occurred upon maturity on June 29, 2020. On July 3, 2020, Alcoa Norway ANS amended the revolving credit facility agreement to align the terms of the agreement with Amendment No. 2 and Amendment No. 3 of the Revolving Credit Agreement discussed above.

On October 25, 2019, a wholly-owned subsidiary of the Company entered into a $120 three-year revolving credit facility agreement secured by certain customer receivables. On April 20, 2020, the Company amended this agreement converting it to a Receivables Purchase Agreement to sell up to $120 of the receivables previously secured by the credit facility. The unsold portion of specified receivable pool will be pledged as collateral to the purchasing bank to secure the sold receivables. During the second quarter and six months ended June 30, 2020, no receivables were sold under this program.

Alcoa’s combined additional borrowing capacity can be drawn through Alcoa’s two credit facilities. The Company may draw on these facilities periodically to ensure working capital needs are met. See Note K to the Consolidated Financial Statements in this Form 10-Q and Note L to the Consolidated Financial Statements in Part II Item 8 of the 2019 Annual Report on Form 10-K for additional information related to Alcoa’s credit facilities.

In July 2020, ANHBV, a wholly-owned subsidiary of Alcoa Corporation, issued $750 aggregate principal amount of 5.500% Senior Notes due 2027 (the 2027 Notes) in a private transaction exempt from the registration requirements of the Securities Act. The net proceeds of this issuance were approximately $736 reflecting a discount to the initial purchasers of the 2027 Notes as well as issuance costs. The Company intends to use the net proceeds for general corporate purposes, including adding cash to its balance sheet. The discount to the initial purchasers, as well as costs to complete the financing, was deferred and is being amortized to interest expense over the term of the 2027 Notes. Interest on the 2027 Notes is paid semi-annually in June and December, which will commence December 15, 2020.

The Company’s liquidity options, including the credit facilities and the Receivables Purchase Agreement, provide for flexibility in managing cash flows. Management believes that the Company’s cash on hand, future operating cash flows, and liquidity options, combined with its strategic actions and cash preservation initiatives, are adequate to fund its near term operating and investing needs.

Investing Activities

Cash provided from investing activities was $28 in the 2020 six-month period compared with cash used for investing activities of $258 in the 2019 six-month period, resulting in a favorable change of $286.

In the 2020 six-month period, the source of cash was primarily attributable to proceeds from the sale of assets of $199, primarily the Gum Springs waste treatment facility, partially offset by $168 in capital expenditures, composed of $137 in sustaining projects and $31 in return-seeking projects.

In the 2019 six-month period, the use of cash was largely attributable to $158 in capital expenditures, composed of $112 in sustaining projects and $46 in return-seeking projects, and additions to investments of $111, partially offset by proceeds from the sale of assets of $11.

Contractual Obligations

As permitted under the CARES Act, the Company is deferring approximately $220 of pension contributions, primarily for the U.S. plans, from 2020 to January 1, 2021. As a result, as of June 30, 2020, Alcoa’s minimum required contribution to defined benefit pension plans in 2020 is now estimated to be approximately $75, of which approximately $40 is primarily for U.S. plans and was contributed in January 2020 before CARES was enacted, and approximately $19 was contributed to non-U.S. plans during the 2020 six-month period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See the Derivatives and Other Financial Instruments section of Note M to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Alcoa Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the U.S. Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective as of June 30, 2020.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the second quarter of 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

We face a number of risks that could materially and adversely affect our business, results of operations, cash flow, liquidity, or financial condition. A discussion of our risk factors can be found in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The information below includes additional risks relating to the coronavirus (COVID-19) pandemic. The impact of COVID-19 may also exacerbate other risks discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, any of which could have a material adverse effect on us. This situation is continuously evolving, and additional impacts may arise of which we are not currently aware.

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

Having global operations exposes the Company to the effects of a global public health crisis, such as the current COVID-19 pandemic. Uncertainty around the magnitude and duration of a global public health crisis can cause instability in the global markets and economies, affecting our business in a multitude of ways and in varying magnitudes. Although we are unable to predict the ultimate impact of the COVID-19 pandemic on our business, financial condition, sales, results of operations, cash flows, and market capitalization, if this global health threat persists, it could adversely affect:

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

•	The liquidity of customers, which could negatively impact the collectability of outstanding receivables and our cash flows;
•	Alcoa’s ability to fund capital expenditures and required maintenance at our facilities, which could negatively impact our results of operations and profitability;
•	Global financial and credit markets and our ability to obtain additional credit or financing upon acceptable terms or at all, which could negatively affect our liquidity and financial condition;
•	The Company’s ability to meet covenants in our outstanding debt and credit facility agreements;
•

Investment return on pension assets and declining interest rates, and contribution deferrals, resulting in increased required Company contributions or unfavorable contribution timing, negatively impacting future cash flows;

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

For example, due to the economic impacts of the COVID-19 pandemic, the restart at the Bécancour (Canada) smelter had been slowed at the end of the first quarter of 2020 but has since resumed, and the operating capacity was at approximately 90 percent of total nameplate capacity as of June 30, 2020. The restart, which was originally expected to be complete by the end of the second quarter of 2020, is now expected to be complete in the third quarter of 2020. Additionally, COVID-19 has negatively impacted customer demand for value-added aluminum products as customers have reduced production levels in response to the economic impacts of the pandemic. This has resulted in lower margins on aluminum products as sales shift from value-add products to commodity-grade products. Furthermore, Alcoa has experienced challenges from low metal prices which could continue in the near term. The Company has not experienced any significant interruption from its supply sources.

Further or prolonged deterioration of adverse conditions could negatively impact our business, financial condition, sales, results of operations, cash flows, and/or market capitalization, and result in asset impairment charges, including long-lived assets or goodwill, or affect the realizability of deferred tax assets. The situation surrounding COVID-19 remains fluid, and given its inherent uncertainty, we expect the pandemic will continue to cause instability in the global markets and economies in the near term. The duration and magnitude of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, suppliers, joint venture partners, and equity method investments. Should these conditions persist for a prolonged period, the COVID-19 pandemic, including any of the above factors and others that are currently unknown, is expected to have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Second Quarter 2020	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
April 1 to April 30	-	$-	-	$150,000,000
May 1 to May 31	-	-	-	150,000,000
June 1 to June 30	-	-	-	150,000,000
Total	-	-	-

Item 4. Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of U.S. Securities and Exchange Commission Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this report.

Item 6. Exhibits.

4.1

Indenture, dated July 13, 2020, among Alcoa Nederland Holding B.V., Alcoa Corporation, certain subsidiaries of Alcoa Corporation, and The Bank of New York Mellon Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 13, 2020 (File No. 1-37816))

10.1

Amendment No. 3 dated as of June 24, 2020 to the Revolving Credit Agreement dated as of September 16, 2016, as amended as of October 26, 2016, as amended and restated as of November 14, 2017 and as amended and restated as of November 21, 2018, as amended on August 16, 2019, and as amended on April 21, 2020, among Alcoa Corporation, Alcoa Nederland Holding B.V., the lenders and issuers from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders and issuers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 25, 2020 (File No. 1-37816)

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

Alcoa Corporation

July 29, 2020	/s/ William F. Oplinger
Date	William F. Oplinger
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

July 29, 2020	/s/ Molly S. Beerman
Date	Molly S. Beerman
Senior Vice President and Controller
(Principal Accounting Officer)