Form 10-Q
period 2020-09-30
Alcoa Corp
filed 2020-10-30
CIK 1675149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

As of October 26, 2020, 185,929,586 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

Forward-Looking Statements

This report contains statements that relate to future events and expectations and, as such, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements by Alcoa Corporation that reflect expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, forecasts concerning global demand growth for bauxite, alumina, and aluminum, and supply/demand balances; statements, projections or forecasts of future or targeted financial results or operating performance; statements about strategies, outlook, and business and financial prospects; and statements about return of capital.  These statements reflect beliefs and assumptions that are based on Alcoa Corporation’s perception of historical trends, current conditions, and expected future developments, as well as other factors that management believes are appropriate in the circumstances.  Forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and changes in circumstances that are difficult to predict. Although Alcoa Corporation believes that the expectations reflected in any forward-looking statements are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, but are not limited to: (a) current and potential future impacts of the coronavirus (COVID-19) pandemic on the global economy and our business, financial condition, results of operations, or cash flows and judgments and assumptions used in our estimates; (b) material adverse changes in aluminum industry conditions, including global supply and demand conditions and fluctuations in London Metal Exchange-based prices and premiums, as applicable, for primary aluminum and other products, and fluctuations in indexed-based and spot prices for alumina; (c) deterioration in global economic and financial market conditions generally and which may also affect Alcoa Corporation’s ability to obtain credit or financing upon acceptable terms or at all; (d) unfavorable changes in the markets served by Alcoa Corporation; (e) the impact of changes in foreign currency exchange and tax rates on costs and results; (f) increases in energy costs or uncertainty of energy supply; (g) declines in the discount rates used to measure pension liabilities or lower-than-expected investment returns on pension assets, or unfavorable changes in laws or regulations that govern pension plan funding; (h) the inability to achieve improvement in profitability and margins, cost savings, cash generation, revenue growth, fiscal discipline, or strengthening of competitiveness and operations anticipated from portfolio actions, operational and productivity improvements, cash sustainability, technology advancements, and other initiatives; (i) the inability to realize expected benefits, in each case as planned and by targeted completion dates, from acquisitions, divestitures, restructuring activities, facility closures, curtailments, restarts, expansions, or joint ventures; (j) political, economic, trade, legal, public health and safety, and regulatory risks in the countries in which Alcoa Corporation operates or sells products; (k) labor disputes and/or and work stoppages; (l) the outcome of contingencies, including legal and tax proceedings (including the Australian Taxation Office Matter), government or regulatory investigations, and environmental remediation; (m) the impact of cyberattacks and potential information technology or data security breaches; and (n) the other risk factors discussed in Item 1A of Alcoa Corporation’s Form 10-K for the fiscal year ended December 31, 2019, Form 10-Q for the quarter ended March 31, 2020, Form 10-Q for the quarter ended June 30, 2020, and this Quarterly Report on Form 10-Q, and other reports filed by Alcoa Corporation with the U.S. Securities and Exchange Commission (SEC). Alcoa Corporation disclaims any obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise, except as required by applicable law. Market projections are subject to the risks described above and other risks in the market.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	Third quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Sales (E)	$2,365	$2,567	$6,894	$7,997
Cost of goods sold (exclusive of expenses below)	2,038	2,120	5,995	6,489
Selling, general administrative, and other expenses	47	66	151	218
Research and development expenses	6	7	18	21
Provision for depreciation, depletion, and amortization	161	184	483	530
Restructuring and other charges, net (D)	5	185	44	668
Interest expense	41	30	103	90
Other expenses (income), net (Q)	45	27	(36)	118
Total costs and expenses	2,343	2,619	6,758	8,134
Income (loss) before income taxes	22	(52)	136	(137)
Provision for income taxes	42	95	167	361
Net loss	(20)	(147)	(31)	(498)
Less: Net income attributable to noncontrolling interest	29	74	135	324
NET LOSS ATTRIBUTABLE TO ALCOA CORPORATION	$(49)	$(221)	$(166)	$(822)
EARNINGS PER SHARE ATTRIBUTABLE TO ALCOA CORPORATION COMMON SHAREHOLDERS (F):
Basic	$(0.26)	$(1.19)	$(0.89)	$(4.43)
Diluted	$(0.26)	$(1.19)	$(0.89)	$(4.43)

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income (unaudited)

(in millions)

	Alcoa Corporation		Noncontrolling interest		Total
	Third quarter ended September 30,		Third quarter ended September 30,		Third quarter ended September 30,
	2020	2019	2020	2019	2020	2019
Net (loss) income	$(49)	$(221)	$29	$74	$(20)	$(147)
Other comprehensive (loss) income, net of tax (G):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	(32)	19	(3)	(6)	(35)	13
Foreign currency translation adjustments	5	(224)	17	(75)	22	(299)
Net change in unrecognized gains/losses on cash flow hedges	(240)	61	—	(3)	(240)	58
Total Other comprehensive (loss) income, net of tax	(267)	(144)	14	(84)	(253)	(228)
Comprehensive (loss) income	$(316)	$(365)	$43	$(10)	$(273)	$(375)

	Alcoa Corporation		Noncontrolling interest		Total
	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019	2020	2019
Net (loss) income	$(166)	$(822)	$135	$324	$(31)	$(498)
Other comprehensive loss, net of tax (G):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	(121)	70	(1)	(7)	(122)	63
Foreign currency translation adjustments	(523)	(206)	(134)	(69)	(657)	(275)
Net change in unrecognized gains/losses on cash flow hedges	71	(148)	(21)	2	50	(146)
Total Other comprehensive loss, net of tax	(573)	(284)	(156)	(74)	(729)	(358)
Comprehensive (loss) income	$(739)	$(1,106)	$(21)	$250	$(760)	$(856)

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents (M)	$1,736	$879
Receivables from customers (I)	516	546
Other receivables	95	114
Inventories (J)	1,398	1,644
Fair value of derivative instruments (M)	11	59
Prepaid expenses and other current assets	297	288
Total current assets	4,053	3,530
Properties, plants, and equipment	21,061	21,715
Less: accumulated depreciation, depletion, and amortization	13,811	13,799
Properties, plants, and equipment, net	7,250	7,916
Investments (H)	1,034	1,113
Deferred income taxes	540	642
Fair value of derivative instruments (M)	1	18
Other noncurrent assets	1,372	1,412
Total assets	$14,250	$14,631
LIABILITIES
Current liabilities:
Accounts payable, trade	$1,360	$1,484
Accrued compensation and retirement costs	408	413
Taxes, including income taxes	57	104
Fair value of derivative instruments (M)	61	67
Other current liabilities	415	494
Long-term debt due within one year (K & M)	2	1
Total current liabilities	2,303	2,563
Long-term debt, less amount due within one year (K & M)	2,538	1,799
Accrued pension benefits (L)	1,566	1,505
Accrued other postretirement benefits (L)	770	749
Asset retirement obligations	553	606
Environmental remediation (P)	289	296
Fair value of derivative instruments (M)	475	581
Noncurrent income taxes	244	276
Other noncurrent liabilities and deferred credits	493	370
Total liabilities	9,231	8,745
CONTINGENCIES AND COMMITMENTS (P)
EQUITY
Alcoa Corporation shareholders’ equity:
Common stock	2	2
Additional capital	9,661	9,639
Accumulated deficit	(721)	(555)
Accumulated other comprehensive loss (G)	(5,547)	(4,974)
Total Alcoa Corporation shareholders’ equity	3,395	4,112
Noncontrolling interest	1,624	1,774
Total equity	5,019	5,886
Total liabilities and equity	$14,250	$14,631

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Nine months ended September 30,
	2020	2019
CASH FROM OPERATIONS
Net loss	$(31)	$(498)
Adjustments to reconcile net loss to cash from operations:
Depreciation, depletion, and amortization	483	530
Deferred income taxes	(12)	59
Equity earnings, net of dividends	19	12
Restructuring and other charges, net (D)	44	668
Net gain from investing activities – asset sales (Q)	(174)	(6)
Net periodic pension benefit cost (L)	103	90
Stock-based compensation	24	29
Provision for bad debt expense	2	21
Other	11	19
Changes in assets and liabilities, excluding effects of divestitures and foreign currency translation adjustments:
Decrease in receivables	26	127
Decrease in inventories	221	111
Decrease in prepaid expenses and other current assets	21	70
(Decrease) in accounts payable, trade	(87)	(199)
(Decrease) in accrued expenses	(166)	(147)
Increase (Decrease) in taxes, including income taxes	95	(344)
Pension contributions (L)	(83)	(67)
(Increase) in noncurrent assets	(64)	(24)
(Decrease) in noncurrent liabilities	(76)	(27)
CASH PROVIDED FROM OPERATIONS	356	424
FINANCING ACTIVITIES
Additions to debt (original maturities greater than three months)	739	—
Proceeds from the exercise of employee stock options	—	2
Financial contributions for the divestiture of businesses (D)	(30)	—
Contributions from noncontrolling interest	24	41
Distributions to noncontrolling interest	(152)	(388)
Other	(4)	(6)
CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES	577	(351)
INVESTING ACTIVITIES
Capital expenditures	(242)	(245)
Proceeds from the sale of assets	198	23
Additions to investments	(6)	(112)
CASH USED FOR INVESTING ACTIVITIES	(50)	(334)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(27)	(11)
Net change in cash and cash equivalents and restricted cash	856	(272)
Cash and cash equivalents and restricted cash at beginning of year	883	1,116
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$1,739	$844

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Changes in Consolidated Equity (unaudited)

(in millions)

	Alcoa Corporation shareholders
Third quarter ended September 30, 2019	Common stock	Additional capital	Retained (deficit) earnings	Accumulated other comprehensive loss	Non- controlling interest	Total equity
Balance at June 30, 2019	$2	$9,629	$(31)	$(4,705)	$1,964	$6,859
Net (loss) income	—	—	(221)	—	74	(147)
Other comprehensive loss (G)	—	—	—	(144)	(84)	(228)
Stock-based compensation	—	8	—	—	—	8
Common stock issued: compensation plans	—	1	—	—	—	1
Contributions	—	—	—	—	20	20
Distributions	—	—	—	—	(102)	(102)
Other	—	—	—	—	(1)	(1)
Balance at September 30, 2019	$2	$9,638	$(252)	$(4,849)	$1,871	$6,410

Third quarter ended September 30, 2020
Balance at June 30, 2020	$2	$9,655	$(672)	$(5,280)	$1,619	$5,324
Net (loss) income	—	—	(49)	—	29	(20)
Other comprehensive (loss) income (G)	—	—	—	(267)	14	(253)
Stock-based compensation	—	7	—	—	—	7
Contributions	—	—	—	—	8	8
Distributions	—	—	—	—	(46)	(46)
Other	—	(1)	—	—	—	(1)
Balance at September 30, 2020	$2	$9,661	$(721)	$(5,547)	$1,624	$5,019

Nine months ended September 30, 2019
Balance at December 31, 2018	$2	$9,611	$570	$(4,565)	$1,970	$7,588
Net (loss) income	—	—	(822)	—	324	(498)
Other comprehensive loss (G)	—	—	—	(284)	(74)	(358)
Stock-based compensation	—	29	—	—	—	29
Common stock issued: compensation plans	—	2	—	—	—	2
Contributions	—	—	—	—	41	41
Distributions	—	—	—	—	(388)	(388)
Other	—	(4)	—	—	(2)	(6)
Balance at September 30, 2019	$2	$9,638	$(252)	$(4,849)	$1,871	$6,410

Nine months ended September 30, 2020
Balance at December 31, 2019	$2	$9,639	$(555)	$(4,974)	$1,774	$5,886
Net (loss) income	—	—	(166)	—	135	(31)
Other comprehensive loss (G)	—	—	—	(573)	(156)	(729)
Stock-based compensation	—	24	—	—	—	24
Contributions	—	—	—	—	24	24
Distributions	—	—	—	—	(152)	(152)
Other	—	(2)	—	—	(1)	(3)
Balance at September 30, 2020	$2	$9,661	$(721)	$(5,547)	$1,624	$5,019

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

In accordance with GAAP, certain situations require management to make estimates based on judgments and assumptions, which may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They also may affect the reported amounts of revenues and expenses during the reporting periods. Management uses historical experience and all available information to make these estimates, including considerations for the impact of the coronavirus (COVID-19) pandemic on the macroeconomic environment. The Company has experienced certain negative impacts as a result of the COVID-19 pandemic to date; however, the ultimate magnitude and duration of the COVID-19 pandemic continues to be unknown, and the pandemic’s ultimate future impact on the Company’s business, financial condition, operating results, cash flows, and market capitalization is uncertain. In addition, the COVID-19 pandemic could adversely impact estimates made as of September 30, 2020 regarding future results, such as the recoverability of goodwill and long-lived assets and the realizability of deferred tax assets. Despite these inherent limitations, management believes that the amounts recorded in the financial statements related to these items are based on its best estimates and judgments using all relevant information available at the time. Management regularly evaluates the judgments and assumptions used in its estimates, and results could differ from those estimates upon future events and their effects or new information.

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

C. Divestitures – During the first quarter of 2020, the Company sold Elemental Environmental Solutions LLC (EES), a wholly-owned Alcoa subsidiary that operated the waste processing facility in Gum Springs, Arkansas, to a global environmental firm in a transaction valued at $250. At the close of the transaction the Company recorded a gain of $180 (pre- and after-tax; see Note Q) and received approximately $200 with another $50 held in escrow to be paid to Alcoa if certain post-closing conditions are satisfied, which would result in additional gain being recorded. During the second quarter of 2020, an additional $1 gain was recorded as a result of certain post-closing adjustments based on the terms of the agreement. Further post-closing adjustments may occur related to this transaction and are not expected to be significant.

D. Restructuring and Other Charges, Net – In the third quarter and nine-month period of 2020, Alcoa Corporation recorded Restructuring and other charges, net, of $5 and $44, respectively. The third quarter and nine-month net charges were comprised of the following items: a reversal of $4 and a charge of $23, respectively, related to the curtailment of the Intalco (Washington) smelter, charges of $4 and $17, respectively, for additional contract costs related to the curtailed Wenatchee (Washington) smelter, $5 (both periods) related to settlements of certain pension benefits (see Note L), and several other insignificant items.

In April 2020, as part of the Company’s portfolio review, Alcoa Corporation announced the curtailment of the remaining 230 kmt of uncompetitive smelting capacity at the Intalco (Washington) smelter amid declining market conditions. The full curtailment, which included 49 kmt of earlier-curtailed capacity, was completed during the third quarter of 2020. The $27 net restructuring charge recorded in the second quarter of 2020 was comprised of $17 for severance and employee termination costs from the separation of approximately 685 employees, $11 for contract termination costs, and a net curtailment gain of $1 related to the U.S. hourly defined benefit pension and retiree life plans (see Note L). Changes in the severance and employee termination cost reserve during the third quarter and nine-month period of 2020 included a reduction from cash payments of $8 and $10, respectively, and a reversal of $4 (both periods) resulting from changes in employee severance benefit elections. At September 30, 2020, approximately 590 of the 685 employees had been terminated with the remaining severance and employee termination costs expected to be paid primarily in the fourth quarter of 2020. During the third quarter and nine-month period of 2020, payments of $1 reduced the reserve for contract termination costs with the remaining contract termination costs expected to be paid through the third quarter of 2021. Additional contract termination costs related to take-or-pay agreements may recur during the curtailment period.

In the third quarter and nine-month period of 2019, Alcoa Corporation recorded Restructuring and other charges, net, of $185 and $668, respectively, which were comprised of the following components: $134 and $242, respectively, for exit costs related to the curtailment and subsequent divestiture of the Avilés and La Coruña facilities in Spain (see below); $37 (both periods) for employee termination and severance costs related to the implementation of the new operating model (see below); $5 (both periods) related to settlements of certain pension benefits (see Note L); $38 (nine-month period only) related to the curtailment of certain pension benefits (see Note L); $319 (nine-month period only) related to the divestiture of Alcoa Corporation’s interest in the Ma’aden Rolling Company (MRC) (see below); $1 and $9, respectively, for closure costs related to a coal mine; and $8 and $18, respectively, for net charges related to various other items.

Restructuring charges recorded in the first quarter of 2019 related to the Avilés and La Coruña smelter curtailments in Spain included asset impairments of $80, employee-related costs of $15, and contract termination costs of $8. Additional charges recorded in the first quarter of 2019 included a $15 write down of remaining inventories to their net realizable value, which was recorded in Cost of goods sold, and $2 in miscellaneous charges recorded in Selling, general administrative, and other expenses on the accompanying Statement of Consolidated Operations. Restructuring charges recorded in the second quarter of 2019 related to this process were comprised of severance costs of $3 and other employee-related costs of $2. During the third quarter of 2019, Alcoa Corporation divested the Avilés and La Coruña facilities in Spain and recorded $134 in restructuring and other charges, net. The charges were comprised of financial contributions of up to $95 to the private equity investment firm that acquired the facilities and a charge of $39 to meet a working capital commitment and write-off the remaining net book value of the facilities’ net assets.

The $319 restructuring charge recorded in the second quarter of 2019 resulting from the MRC divestiture includes the write-off of Alcoa Corporation’s investment in MRC of $161, cash contributions of $100, and the write-off of Alcoa Corporation’s share of MRC’s delinquent payables due to Ma’aden Aluminum Company of $59 that were forgiven as part of this transaction, which were partially offset by a gain of $1 resulting from the write-off of the fair value of debt guarantee.

Alcoa Corporation does not include Restructuring and other charges, net in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

	Third quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Bauxite	$1	$5	$1	$5
Alumina	3	15	5	16
Aluminum	1	147	40	607
Segment total	5	167	46	628
Corporate	—	18	(2)	40
Total Restructuring and other charges, net	$5	$185	$44	$668

During 2019, Alcoa Corporation announced and implemented a new operating model that resulted in a leaner, more integrated, operator-centric organization. As a result of the restructuring, a charge of $37 was recorded during the third quarter of 2019 and a Severance and other employee termination cost reserve of $27 remained at December 31, 2019. During the third quarter of 2020, changes to the reserve included cash payments of $2. During the nine-month period of 2020, changes to the reserve included additional net charges of $2, a reduction of $1 caused by foreign currency impacts, and a reduction from cash payments of $24. As of September 30, 2020, approximately 235 of the 260 employees expected to be terminated in connection with the implementation of the new operating model were separated. In addition to the employees separated under the program, the Company eliminated 60 positions as open roles or retirements were not replaced.

In December 2019, Alcoa Corporation announced the closure of its Point Comfort (Texas) alumina refinery. As a result of the restructuring, a Severance and other employee termination cost reserve of $4 remained at December 31, 2019. During the nine-month period of 2020, payments of $2 were made against the reserve. At September 30, 2020, approximately 35 of the 40 employees expected to be terminated in connection with the closure were separated.

Also during 2019, Alcoa Corporation curtailed and subsequently divested the aluminum facilities at Avilés and La Coruña (Spain). As a result of the divestitures, a restructuring reserve of $68 remained at December 31, 2019 relating to financial contributions to the private equity investment firm that acquired the facilities. In the third quarter and nine-month period of 2020, cash payments of $6 and $30, respectively, were made against the reserve. Payments against the remaining reserve of $38 could be made through the fourth quarter of 2021. In accordance with the terms of the agreement, a portion of the remaining payments could be offset by carbon emission credits monetized by the private equity investment firm that acquired the facilities.

Activity and reserve balances for restructuring charges were as follows:

	Severance and employee termination costs	Other costs	Total
Balance at December 31, 2018	$5	$42	$47
Restructuring and other charges, net	51	161	212
Cash payments	(19)	(99)	(118)
Reversals and other	(2)	(2)	(4)
Balance at December 31, 2019	35	102	137
Restructuring and other charges, net	16	28	44
Cash payments	(38)	(63)	(101)
Reversals and other	(2)	(3)	(5)
Balance at September 30, 2020	$11	$64	$75

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

The noncurrent portion of the reserve was $1 and $13 at September 30, 2020 and December 31, 2019, respectively. At December 31, 2019, $12 related to financial contributions to the private equity investment firm that acquired the Avilés and La Coruña aluminum facilities.

E. Segment Information – The operating results of Alcoa Corporation’s reportable segments were as follows (differences between segment totals and consolidated amounts are in Corporate):

	Bauxite	Alumina	Aluminum	Total
Third quarter ended September 30, 2020
Sales:
Third-party sales	$56	$697	$1,607	$2,360
Intersegment sales	236	329	2	567
Total sales	$292	$1,026	$1,609	$2,927
Segment Adjusted EBITDA	$124	$119	$116	$359
Supplemental information:
Depreciation, depletion, and amortization	$33	$41	$80	$154
Equity loss	$—	$(4)	$(6)	$(10)
Third quarter ended September 30, 2019
Sales:
Third-party sales	$100	$771	$1,677	$2,548
Intersegment sales	251	369	4	624
Total sales	$351	$1,140	$1,681	$3,172
Segment Adjusted EBITDA	$134	$223	$43	$400
Supplemental information:
Depreciation, depletion, and amortization	$35	$54	$88	$177
Equity loss	$—	$—	$(5)	$(5)

	Bauxite	Alumina	Aluminum	Total
Nine months ended September 30, 2020
Sales:
Third-party sales	$193	$2,007	$4,680	$6,880
Intersegment sales	716	954	7	1,677
Total sales	$909	$2,961	$4,687	$8,557
Segment Adjusted EBITDA	$375	$400	$144	$919
Supplemental information:
Depreciation, depletion, and amortization	$97	$127	$240	$464
Equity loss	—	(21)	(13)	(34)
Nine months ended September 30, 2019
Sales:
Third-party sales	$232	$2,532	$5,169	$7,933
Intersegment sales	733	1,231	11	1,975
Total sales	$965	$3,763	$5,180	$9,908
Segment Adjusted EBITDA	$372	$964	$(50)	$1,286
Supplemental information:
Depreciation, depletion, and amortization	$90	$157	$262	$509
Equity income (loss)	—	15	(44)	(29)

The following table reconciles total Segment Adjusted EBITDA to consolidated net loss attributable to Alcoa Corporation:

	Third quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Total Segment Adjusted EBITDA	$359	$400	$919	$1,286
Unallocated amounts:
Transformation(1)	(11)	(6)	(37)	(1)
Intersegment eliminations	(35)	25	(13)	110
Corporate expenses(2)	(24)	(27)	(72)	(79)
Provision for depreciation, depletion, and amortization	(161)	(184)	(483)	(530)
Restructuring and other charges, net (D)	(5)	(185)	(44)	(668)
Interest expense	(41)	(30)	(103)	(90)
Other (expenses) income, net (Q)	(45)	(27)	36	(118)
Other(3)	(15)	(18)	(67)	(47)
Consolidated income (loss) before income taxes	22	(52)	136	(137)
Provision for income taxes	(42)	(95)	(167)	(361)
Net income attributable to noncontrolling interest	(29)	(74)	(135)	(324)
Consolidated net loss attributable to Alcoa Corporation	$(49)	$(221)	$(166)	$(822)

(1)	Transformation includes, among other items, the Adjusted EBITDA of previously closed operations.
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

The following table details Alcoa Corporation’s Sales by product division:

	Third quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Primary aluminum	$1,311	$1,341	$3,810	$4,117
Alumina	697	770	2,004	2,529
Flat-rolled aluminum	284	294	827	933
Bauxite	50	95	170	216
Energy	26	71	100	225
Other	(3)	(4)	(17)	(23)
	$2,365	$2,567	$6,894	$7,997

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

The information used to compute basic and diluted EPS attributable to Alcoa Corporation common shareholders was as follows (shares in millions):

	Third quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net loss attributable to Alcoa Corporation	$(49)	$(221)	$(166)	$(822)
Average shares outstanding – basic	186	186	186	185
Effect of dilutive securities:
Stock options	—	—	—	—
Stock units	—	—	—	—
Average shares outstanding – diluted	186	186	186	185

In the third quarter and nine-month period of 2020, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive. Had Alcoa generated net income in the third quarter or nine-month period of 2020, one million common share equivalents related to six million outstanding stock units and stock options combined would have been included in diluted average shares outstanding for the periods. Options to purchase two million shares of common stock outstanding at September 30, 2020 were excluded because they had a weighted average exercise price of $26.50 per share, which was greater than the average market price per share of Alcoa Corporation’s common stock.

In the third quarter and nine-month period of 2019, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive. Had Alcoa generated net income in the third quarter or the nine-month period of 2019, one million common share equivalents related to five million outstanding stock units and stock options combined would have been included in diluted average shares outstanding for the periods. Options to purchase two million shares of common stock outstanding at September 30, 2019 were excluded because they had a weighted average exercise price of $32.82 per share, which was greater than the average market price per share of Alcoa Corporation’s common stock.

G. Accumulated Other Comprehensive Loss

The following table details the activity of the three components that comprise Accumulated other comprehensive loss for both Alcoa Corporation’s shareholders and Noncontrolling interest:

	Alcoa Corporation		Noncontrolling interest
	Third quarter ended September 30,		Third quarter ended September 30,
	2020	2019	2020	2019
Pension and other postretirement benefits (L)
Balance at beginning of period	$(2,371)	$(2,232)	$(54)	$(47)
Other comprehensive (loss) income:
Unrecognized net actuarial loss and prior service cost/benefit	(93)	(38)	(7)	(11)
Tax benefit	6	11	2	4
Total Other comprehensive loss before reclassifications, net of tax	(87)	(27)	(5)	(7)
Amortization of net actuarial loss and prior service cost/benefit(1)	57	49	3	2
Tax expense(2)	(2)	(3)	(1)	(1)
Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	55	46	2	1
Total Other comprehensive (loss) income	(32)	19	(3)	(6)
Balance at end of period	$(2,403)	$(2,213)	$(57)	$(53)

Foreign currency translation
Balance at beginning of period	$(2,688)	$(2,053)	$(985)	$(804)
Other comprehensive income (loss)(3)	5	(224)	17	(75)
Balance at end of period	$(2,683)	$(2,277)	$(968)	$(879)

Cash flow hedges (M)
Balance at beginning of period	$(221)	$(420)	$(1)	$36
Other comprehensive (loss) income:
Net change from periodic revaluations	(333)	60	(1)	2
Tax benefit (expense)	66	(15)	1	(1)
Total Other comprehensive (loss) income before reclassifications, net of tax	(267)	45	—	1
Net amount reclassified to earnings:
Aluminum contracts(4)	21	9	—	—
Financial contracts(5)	3	(4)	1	(6)
Interest rate contracts(6)	2	4	—	—
Foreign exchange contracts(4)	3	4	—	—
Sub-total	29	13	1	(6)
Tax (expense) benefit(2)	(2)	3	(1)	2
Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	27	16	—	(4)
Total Other comprehensive (loss) income	(240)	61	—	(3)
Balance at end of period	$(461)	$(359)	$(1)	$33

Total Accumulated other comprehensive loss	$(5,547)	$(4,849)	$(1,026)	$(899)

	Alcoa Corporation		Noncontrolling interest
	Nine months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Pension and other postretirement benefits (L)
Balance at beginning of period	$(2,282)	$(2,283)	$(56)	$(46)
Other comprehensive (loss) income:
Unrecognized net actuarial loss and prior service cost/benefit	(294)	(120)	(7)	(14)
Tax benefit	16	28	2	4
Total Other comprehensive loss before reclassifications, net of tax	(278)	(92)	(5)	(10)
Amortization of net actuarial loss and prior service cost/benefit(1)	163	177	5	4
Tax expense(2)	(6)	(15)	(1)	(1)
Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	157	162	4	3
Total Other comprehensive (loss) income	(121)	70	(1)	(7)
Balance at end of period	$(2,403)	$(2,213)	$(57)	$(53)

Foreign currency translation
Balance at beginning of period	$(2,160)	$(2,071)	$(834)	$(810)
Other comprehensive loss(3)	(523)	(206)	(134)	(69)
Balance at end of period	$(2,683)	$(2,277)	$(968)	$(879)

Cash flow hedges (M)
Balance at beginning of period	$(532)	$(211)	$20	$31
Other comprehensive income (loss):
Net change from periodic revaluations	6	(212)	(31)	35
Tax benefit (expense)	3	39	9	(11)
Total Other comprehensive income (loss) before reclassifications, net of tax	9	(173)	(22)	24
Net amount reclassified to earnings:
Aluminum contracts(4)	35	34	—	—
Financial contracts(5)	10	(36)	2	(31)
Interest rate contracts(6)	4	4	—	—
Foreign exchange contracts(4)	18	12	—	—
Sub-total	67	14	2	(31)
Tax (expense) benefit(2)	(5)	11	(1)	9
Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	62	25	1	(22)
Total Other comprehensive income (loss)	71	(148)	(21)	2
Balance at end of period	$(461)	$(359)	$(1)	$33

Total Accumulated other comprehensive loss	$(5,547)	$(4,849)	$(1,026)	$(899)

(1)	These amounts were included in the computation of net periodic benefit cost for pension and other postretirement benefits (see Note L).
(2)	These amounts were reported in Provision for income taxes on the accompanying Statement of Consolidated Operations.
(3)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.
(4)	These amounts were primarily reported in Sales on the accompanying Statement of Consolidated Operations.
(5)	These amounts were reported in Cost of goods sold on the accompanying Statement of Consolidated Operations.
(6)	These amounts were reported in Other expenses (income), net of the accompanying Statement of Consolidated Operations.
(7)	A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings.

H. Investments – A summary of unaudited financial information for Alcoa Corporation’s equity investments is as follows (amounts represent 100% of investee financial information):

Third quarter ended September 30, 2020	Saudi Arabia Joint Venture	Mining	Energy	Other
Sales	$552	$195	$51	$72
Cost of goods sold	435	131	28	65
Net (loss) income	(38)	16	28	(10)
Equity in net (loss) income of affiliated companies, before reconciling adjustments	(10)	5	11	(4)
Other	(1)	—	1	3
Alcoa Corporation’s equity in net (loss) income of affiliated companies	(11)	5	12	(1)

Third quarter ended September 30, 2019
Sales	$607	$233	$72	$47
Cost of goods sold	497	147	44	45
Net (loss) income	(27)	23	23	(15)
Equity in net (loss) income of affiliated companies, before reconciling adjustments	(7)	7	9	(7)
Other	1	—	(1)	8
Alcoa Corporation’s equity in net (loss) income of affiliated companies	(6)	7	8	1

Nine months ended September 30, 2020
Sales	$1,644	$622	$157	$230
Cost of goods sold	1,343	409	78	207
Net (loss) income	(126)	20	75	(25)
Equity in net (loss) income of affiliated companies, before reconciling adjustments	(32)	14	29	(11)
Other	(5)	(1)	—	13
Alcoa Corporation’s equity in net (loss) income of affiliated companies	(37)	13	29	2

Nine months ended September 30, 2019
Sales	$2,541	$648	$199	$86
Cost of goods sold	2,170	428	108	83
Net (loss) income	(152)	23	77	(21)
Equity in net (loss) income of affiliated companies, before reconciling adjustments	(38)	15	30	(10)
Other	5	6	—	10
Alcoa Corporation’s equity in net (loss) income of affiliated companies	(33)	21	30	—

During the second quarter of 2019, Alcoa Corporation and the Saudi Arabian Mining Company (Ma’aden) amended the joint venture agreement that governed the operations of each of the three companies that comprised the joint venture at that time. The amendment resulted in various changes including the divestiture of the Company’s investment in Ma’aden Rolling Company (MRC). As a result, Saudi Arabia Joint Venture includes MRC’s results for the nine-month period of 2019 only.

The Company’s basis in the ElysisTM Limited Partnership, included in Other in the table above, has been reduced to zero for its share of losses incurred to date. As a result, the Company has $31 in unrecognized losses as of September 30, 2020 that will be recognized upon additional contributions into the partnership.

I. Receivables

On October 25, 2019, a wholly-owned subsidiary of the Company entered into a $120 three-year revolving credit facility agreement secured by certain customer receivables. On April 20, 2020, the Company amended this agreement converting it to a Receivables Purchase Agreement to sell up to $120 of the receivables previously secured by the credit facility without recourse on a revolving basis. The unsold portion of the specified receivable pool will be pledged as collateral to the purchasing bank to secure the sold receivables. During both the third quarter and nine-month period of 2020, no receivables were sold under this agreement.

J. Inventories

	September 30, 2020	December 31, 2019
Finished goods	$228	$305
Work-in-process	224	282
Bauxite and alumina	411	446
Purchased raw materials	373	453
Operating supplies	162	158
	$1,398	$1,644

K. Debt

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

ANHBV has the option to extend the periods under Amendment No. 3 to apply to either or both fiscal quarters ending March 31, 2021 and June 30, 2021. However, doing so would also reduce the borrowing availability under the Revolving Credit Facility during the respective fiscal quarters by one-third of the net proceeds of any note issuances during the fiscal year ending December 31, 2020. If ANHBV extends the temporary amendments, the 2027 Notes (as defined below) issued in July 2020 would reduce the aggregate amount of commitments under the Revolving Credit Facility by approximately $245 during the applicable fiscal quarters.

At September 30, 2020, the maximum additional borrowing capacity available to the Company to remain in compliance with the covenant was approximately $1,230. The aggregate amount of commitments under the Revolving Credit Facility remains at $1,500, which the Company still has the ability to access through a combination of the borrowing capacity and issuances of letters of credit. As of September 30, 2020, Alcoa Corporation was in compliance with all covenants. There were no borrowings outstanding at September 30, 2020, and there were no amounts borrowed during the nine-month period of 2020 related to this facility.

Alcoa Norway ANS Credit Facility

On October 2, 2019, Alcoa Norway ANS, a wholly-owned subsidiary of Alcoa Corporation, entered into a one-year, multicurrency revolving credit facility agreement for NOK 1.3 billion (approximately $137) which is fully and unconditionally guaranteed on an unsecured basis by Alcoa Corporation. On April 8, 2020, Alcoa Norway ANS drew $100 against this facility, and may do so from time to time in the future, in the ordinary course of business. Repayment of the drawn amount, including interest accrued at 2.93%, occurred upon maturity on June 29, 2020.

On July 3, 2020, Alcoa Norway ANS amended the revolving credit facility agreement to align the terms of the agreement with Amendment No. 2 and Amendment No. 3 of the Revolving Credit Agreement discussed above.

On September 30, 2020, Alcoa Norway ANS entered into an Amendment and Restatement Agreement (the A&R Agreement) to the multicurrency revolving credit facility agreement. The A&R Agreement extended the maturity one year from the original maturity date to October 2, 2021, unless further extended or terminated early in accordance with the provisions of the A&R Agreement. The A&R Agreement also amended certain financial ratio covenants, specifying calculations based upon the results of Alcoa Norway ANS rather than the calculations outlined in the Revolving Credit Agreement. As of September 30, 2020, Alcoa Norway ANS was in compliance with all such covenants. At September 30, 2020, there were no amounts outstanding under this facility.

144A Debt

In July 2020, ANHBV, completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt issuance for $750 aggregate principal amount of 5.500% Senior Notes due 2027 (the 2027 Notes). The net proceeds of this issuance were approximately $736 reflecting a discount to the initial purchasers of the 2027 Notes as well as issuance costs. The Company intends to use the net proceeds for general corporate purposes, including adding cash to its balance sheet. The discount to the initial purchasers, as well as costs to complete the financing, was deferred and is being amortized to interest expense over the term of the 2027 Notes. Interest on the 2027 Notes is paid semi-annually in June and December, and will commence December 15, 2020. The indenture contains customary affirmative and negative covenants that are similar to those included in the indenture from the notes issued in May 2018, such as limitations on liens, limitations on sale and leaseback transactions, and a prohibition on a reduction in the ownership of AWAC entities below an agreed level, and the calculation of certain financial ratios.

ANHBV has the option to redeem the 2027 Notes on at least 15 days, but not more than 60 days, prior notice to the holders of the 2027 Notes under multiple scenarios, including, in whole or in part, at any time or from time to time after June 15, 2023, at a redemption price specified in the indenture (up to 102.075% of the principal amount plus any accrued and unpaid interest in each case). Also, the 2027 Notes are subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the indenture) at a repurchase price in cash equal to 101% of the aggregate principal amount of the 2027 Notes repurchased, plus any accrued and unpaid interest on the 2027 Notes repurchased.

The 2027 Notes rank equally in right of payment with all of ANHBV’s existing and future senior unsecured indebtedness, including the Senior Notes with maturities in 2024, 2026, and 2028; rank senior in right of payment to any future subordinated obligations of ANHBV; and are effectively subordinated to ANHBV’s existing and future secured indebtedness, including under the Revolving Credit Agreement, to the extent of the value of property and assets securing such indebtedness. See Note L to the Consolidated Financial Statements in Part II Item 8 of the 2019 Annual Report on Form 10-K for additional information related to ANHBV’s existing debt and related covenants.

L. Pension and Other Postretirement Benefits – The components of net periodic benefit cost were as follows:

	Third quarter ended September 30,		Nine months ended September 30,
Pension benefits	2020	2019	2020	2019
Service cost	$14	$12	$41	$36
Interest cost(1)	41	55	124	167
Expected return on plan assets(1)	(73)	(81)	(220)	(244)
Recognized net actuarial loss(1)	54	43	158	127
Amortization of prior service cost(1)	—	1	—	4
Settlements(2)	5	5	5	5
Curtailments(2)	—	—	4	38
Net periodic benefit cost	$41	$35	$112	$133

	Third quarter ended September 30,		Nine months ended September 30,
Other postretirement benefits	2020	2019	2020	2019
Service cost	$1	$1	$3	$3
Interest cost(1)	5	10	15	28
Recognized net actuarial loss(1)	5	2	14	7
Amortization of prior service benefit(1)	(4)	—	(11)	—
Curtailments(2)	—	—	(2)	—
Net periodic benefit cost	$7	$13	$19	$38

(1)	These amounts were reported in Other expenses (income), net on the accompanying Statement of Consolidated Operations (see Note Q).

(2)	These amounts were reported in Restructuring and other charges, net on the accompanying Statements of Consolidated Operations (see Note D) and of Cash Flows.

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

Action #3 – In April 2020, as part of the Company’s portfolio review, Alcoa announced that it will curtail the remaining capacity at its Intalco smelter in Ferndale, Washington amid declining market conditions. The full curtailment was completed during the third quarter of 2020, and the workforce is being reduced by approximately 685 people. As a result, curtailment accounting was triggered in the U.S. hourly defined benefit pension and retiree life plans (3a and 3b in the below table, respectively).

Action #4 – In September 2020, the Company and the United Steelworkers jointly notified certain U.S. retirees that their medical and prescription drug coverage will be provided through an insured group Medicare Advantage and Prescription Drug plan and will include an increase to participant contributions, effective January 1, 2021. These changes affect approximately 8,600 participants. Although the plan change and related remeasurement increased the other postretirement benefit liability by $74, the plan change  lowers the Company’s expected cash requirements for the program over the next five years.

The above actions caused the respective plans to be remeasured, including an update to the discount rates used to determine the benefit obligations of the affected plans. The following table presents certain information and the financial impacts of these actions on the accompanying Consolidated Financial Statements:

Action #	Number of affected plan participants	Weighted average discount rate as of December 31, 2019	Plan remeasurement date	Weighted average discount rate as of plan remeasurement date	Increase to accrued pension benefits liability	Increase to accrued other postretirement benefits liability	Curtailment charge (gain)(1)
1	~20	3.15%	January 31, 2020	2.75%	$18	$—	$1
2	~430	3.20%	January 31, 2020	2.75%	28	—	2
3a	~300	3.25%	April 30, 2020	2.92%	156	—	1
3b	~600	3.75%	April 30, 2020	3.44%	—	—	(2)
4	~8,600	3.11%	August 31, 2020	2.65%	—	74	—
					$202	$74	$2

(1)

These amounts represent the accelerated amortization of a portion of the existing prior service cost or benefit and was reclassified from Accumulated other comprehensive loss to Restructuring and other charges, net (see Note D) on the accompanying Statement of Consolidated Operations.

Funding and Cash Flows. As permitted under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, the Company is deferring approximately $200 of pension contributions, primarily for the U.S. plans, from 2020 to January 1, 2021. As a result, as of September 30, 2020, Alcoa’s minimum required contribution to defined benefit pension plans in 2020 is estimated to be approximately $95, of which approximately $49 and $34 was contributed to U.S. and non-U.S. plans, respectively, during the 2020 nine-month period.

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

The following tables present the detail for Level 1, 2 and 3 derivatives (see additional Level 3 information in further tables below):

	September 30, 2020		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
Level 1 and 2 derivative instruments	$10	$20	$3	$33
Level 3 derivative instruments	2	516	74	615
Total	$12	$536	$77	$648
Less: Current	11	61	59	67
Noncurrent	$1	$475	$18	$581

	Unrealized (loss) gain recognized in Other comprehensive (loss) income		Realized (loss) gain reclassed from Other comprehensive (loss) income to earnings
Third quarter ended September 30,	2020	2019	2020	2019
Level 1 and 2 derivative instruments	$3	$(21)	$(2)	$(12)
Level 3 derivative instruments	(338)	104	(26)	8
Noncontrolling and equity interest	2	(23)	(1)	(9)
Total	$(333)	$60	$(29)	$(13)

For the quarter ended September 30, 2020, the realized loss of $2 on Level 1 and 2 cash flow hedges was recognized in Cost of goods sold. For the quarter ended September 30, 2019, the realized loss of $12 on Level 1 and 2 cash flow hedges was comprised of a $5 loss recognized in Sales and a $7 loss recognized in Cost of goods sold.

	Unrealized gain (loss) recognized in Other comprehensive (loss) income		Realized (loss) gain reclassed from Other comprehensive (loss) income to earnings
Nine months ended September 30,	2020	2019	2020	2019
Level 1 and 2 derivative instruments	$(4)	$(24)	$(17)	$(24)
Level 3 derivative instruments	(7)	(133)	(48)	44
Noncontrolling and equity interest	17	(55)	(2)	(34)
Total	$6	$(212)	$(67)	$(14)

For the nine months ended September 30, 2020, the realized loss of $17 on Level 1 and 2 cash flow hedges was comprised of a $7 loss recognized in Sales and a $10 loss recognized in Cost of goods sold. For the nine months ended September 30, 2019, the realized loss of $24 on Level 1 and 2 cash flow hedges was comprised of a $13 loss recognized in Sales and a $11 loss recognized in Cost of goods sold.

Additional Level 3 Disclosures

The following table presents quantitative information related to the significant unobservable inputs described above for Level 3 derivative instruments (megawatt hours in MWh):

	September 30, 2020	Unobservable Input	Unobservable Input Range
Asset Derivatives
Financial contract	$2	Interrelationship of	Electricity (per MWh)	2020: $31.42
		forward energy price and the Consumer Price Index		2021: $31.42
Power contract	—	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2020: $1,740 2020: $1,764
			Midwest premium (per pound)	2020: $0.1245 2020: $0.1445
			Electricity	Rate of 2 million MWh per year
Total Asset Derivatives	$2
Liability Derivatives
Power contract	$185	MWh of energy needed	LME (per mt)	2020: $1,740
		to produce the forecasted		2027: $2,238
		mt of aluminum	Electricity	Rate of 4 million MWh per year
Power contracts	305	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2020: $1,740 2029: $2,346 2036: $2,642
			Midwest premium (per pound)	2020: $0.1245 2029: $0.1445 2036: $0.1445
			Electricity	Rate of 11 million MWh per year
Power contract (undesignated)	26	Estimated spread between the 30-year debt yield of Alcoa and the counterparty	Credit spread	3.92%: 30-year debt yield spread 6.62%: Alcoa (estimated) 2.70%: counterparty
Total Liability Derivatives	$516

The fair values of Level 3 derivative instruments recorded in the accompanying Consolidated Balance Sheet were as follows:

Asset Derivatives	September 30, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Current—financial contract	$2	$57
Noncurrent—financial contract	—	17
Total derivatives designated as hedging instruments	$2	$74
Total Asset Derivatives	$2	$74
Liability Derivatives
Derivatives designated as hedging instruments:
Current—power contracts	$45	$47
Noncurrent—power contracts	445	551
Total derivatives designated as hedging instruments	$490	$598
Derivatives not designated as hedging instruments:
Current—power contracts	$5	$3
Noncurrent—power contracts	21	14
Total derivatives not designated as hedging instruments	$26	$17
Total Liability Derivatives	$516	$615

Assuming market rates remain constant with the rates at September 30, 2020, a realized loss of $45 related to power contracts and a gain of $2 related to the financial contract are expected to be recognized in Sales and Cost of goods sold, respectively, over the next 12 months.

At September 30, 2020 and December 31, 2019, the power contracts with embedded derivatives designated as cash flow hedges hedge forecasted aluminum sales of 2,187 kmt and 2,347 kmt, respectively. At September 30, 2020 and December 31, 2019, the financial contract hedges forecasted electricity purchases of 2,046,528 and 3,891,096 megawatt hours, respectively.

The following tables present the reconciliation of activity for Level 3 derivative instruments:

	Assets		Liabilities
Third quarter ended September 30, 2020	Power contracts	Financial contract	Power contracts	Financial contract	Embedded credit derivative
July 1, 2020	$5	$4	$180	$2	$24
Total gains or losses included in:
Sales (realized)	(5)	—	(27)	—	—
Cost of goods sold (realized)	—	4	—	—	—
Other expenses (income), net (unrealized/realized)	—	—	—	—	3
Other comprehensive (loss) income (unrealized)	—	(5)	335	(2)	—
Other	—	(1)	2	—	(1)
September 30, 2020	$—	$2	$490	$—	$26
Change in unrealized gains or losses included in earnings for derivative instruments held at September 30, 2020:
Other expenses (income), net	$—	$—	$—	$—	$4

	Assets		Liabilities
Nine months ended September 30, 2020	Power contracts	Financial contract	Power contracts	Financial contract	Embedded credit derivative
January 1, 2020	$—	$74	$598	$—	$17
Total gains or losses included in:
Sales (realized)	—	—	(42)	—	—
Cost of goods sold (realized)	—	6	—	—	—
Other expenses (income), net (unrealized/realized)	—	—	—	—	12
Other comprehensive (loss) income (unrealized)	—	(73)	(66)	—	—
Other	—	(5)	—	—	(3)
September 30, 2020	$—	$2	$490	$—	$26
Change in unrealized gains or losses included in earnings for derivative instruments held at September 30, 2020:
Other expenses (income), net	$—	$—	$—	$—	$15

There were no purchases, sales or settlements of Level 3 derivative instruments in the periods presented.

Other Financial Instruments

The carrying values and fair values of Alcoa Corporation’s other financial instruments were as follows:

	September 30, 2020		December 31, 2019
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$1,736	$1,736	$879	$879
Restricted cash	3	3	4	4
Long-term debt due within one year	2	2	1	1
Long-term debt, less amount due within one year	2,538	2,681	1,799	1,961

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

N. Income Taxes – Alcoa Corporation’s estimated annualized effective tax rate (AETR) for 2020 as of September 30, 2020 differs from the U.S. federal statutory rate of 21% primarily due to losses in countries with full valuation reserves resulting in no tax benefit, as well as foreign income taxed in higher rate jurisdictions.

	Nine months ended September 30,
	2020	2019
Income (loss) before income taxes	$136	$(137)
Estimated annualized effective tax rate	136.4%	(686.2)%
Income tax expense	$185	$942
Favorable tax impact related to losses in jurisdictions with no tax benefit	(17)	(590)
Discrete tax (benefit) expense	(1)	9
Provision for income taxes	$167	$361

Deferred Income Taxes

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

At December 31, 2019, Alcoa Canada Company was in a three-year cumulative loss position without a valuation allowance where, in management’s judgment, the weight of the positive evidence more than offset the negative evidence of the cumulative losses. At September 30, 2020, in management’s judgment, the positive evidence continued to more than offset the negative evidence of the cumulative losses. Upon changes in facts and circumstances, management may conclude that Alcoa Canada Company’s deferred tax assets may not be realized, resulting in a future charge to establish a valuation allowance. Alcoa Canada Company’s net deferred tax assets were $114 and $137 at September 30, 2020 and December 31, 2019, respectively. The majority of the Alcoa Canada Company net deferred tax assets relate to pension obligations and derivatives.

O. Leasing

Management records a right-of-use asset and lease liability for several types of operating leases, including land and buildings, alumina refinery process control technology, plant equipment, vehicles, and computer equipment. The leases have remaining terms of one to 37 years. The discount rate applied to these leases is the Company’s incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments, unless there is a rate implicit in the lease agreement. The Company does not have material financing leases.

Lease expense and operating cash flows include:

	Third quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Costs from operating leases	$19	$21	$57	$60
Variable lease payments	$2	$4	$7	$12
Short-term rental expense	$1	$—	$2	$4

The weighted average lease term and weighted average discount rate as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
Weighted average lease term for operating leases (years)	4.4	4.6
Weighted average discount rate for operating leases	5.2%	5.4%

The following represents the aggregate right-of use assets and related lease obligations recognized in the Consolidated Balance Sheet at:

	September 30, 2020	December 31, 2019
Properties, plants and equipment, net	$147	$154
Other current liabilities	$60	$61
Other noncurrent liabilities and deferred credits	92	100
Total operating lease liabilities	$152	$161

New leases of $16 and $41 were added during the third quarter and nine-month period of 2020, respectively.

The future cash flows related to the operating lease obligations as of September 30, 2020 were as follows:

2020 (excluding the nine months ended September 30)	$18
2021	64
2022	32
2023	20
2024	13
Thereafter	28
Total lease payments (undiscounted)	175
Less: discount to net present value	(23)
Total	$152

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

Alcoa Corporation’s environmental remediation reserve balance reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. The following table details the changes in the carrying value of recorded environmental remediation reserves:

Balance at December 31, 2018	$280
Liabilities incurred	73
Cash payments	(17)
Reversals of previously recorded liabilities	(1)
Balance at December 31, 2019	335
Liabilities incurred	6
Cash payments	(14)
Foreign currency translation and other	(6)
Balance at September 30, 2020	$321

At September 30, 2020 and December 31, 2019, the current portion of Alcoa Corporation’s environmental remediation reserve balance was $32 and $39, respectively. In the third quarter and nine-month period of 2020, the Company incurred liabilities of $4 and $6, respectively, due to charges related to increases for ongoing monitoring and maintenance and environmental consulting work for a remediation project at the Fusina (Italy) site. These charges are primarily recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. Payments related to remediation expenses applied against the reserve were $5 and $14 in the third quarter and nine-month period of 2020, respectively. These amounts include mandated expenditures as well as those not required by any regulatory authority or third party. The reserve also reflects a decrease of $6 in the nine-month period of 2020, due to the effects of foreign currency translation.

In the third quarter and nine-month period of 2019, the Company incurred liabilities of $2 and $4, respectively, due to charges related to increases for ongoing monitoring and maintenance. These charges are primarily recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. Payments related to remediation expenses applied against the reserve were $2 and $12 in the third quarter and nine-month period of 2019, respectively. These amounts include mandated expenditures as well as those not required by any regulatory authority or third party. The reserve also reflected a decrease of $2 in both the third quarter and nine-month period of 2019, due to the effects of foreign currency translation.

The estimated timing of cash outflows on the environmental remediation reserve at September 30, 2020 is as follows:

2020 (excluding the nine months ended September 30, 2020)	$9
2021 - 2025	197
Thereafter	115
Total	$321

Reserve balances at September 30, 2020 and December 31, 2019, associated with significant sites with active remediation underway or for future remediation were $260 and $274, respectively. In management’s judgment, the Company’s reserves are sufficient to satisfy the provisions of the respective action plans. Upon changes in facts or circumstances, a change to the reserve may be required. The Company’s significant sites include:

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

Other Sites—The Company is in the process of decommissioning various other plants and remediating sites in several countries for potential redevelopment or to return the land to a natural state. In aggregate, there are approximately 35 remediation projects at these other sites that are planned or underway. These activities will be completed at various times in the future with the latest expected to be in 2026, after which ongoing monitoring and other activities may be required. At September 30, 2020 and December 31, 2019, the reserve balance associated with these activities was $61.

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

On November 8, 2018, the Companies filed a petition for appeal to the Supreme Court of Spain, which was accepted in March 2019 and an appeal was submitted on May 6, 2019. On June 18, 2019 the State Attorney filed its opposition to the appeal. During the third quarter of 2020, the Companies were notified that the Supreme Court of Spain would meet to rule on the case, which was scheduled to occur on October 13, 2020. The Companies do not anticipate receiving the ruling for several weeks.

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

Brazil (AWAB)— In March 2013, AWAB was notified by the Brazilian Federal Revenue Office (RFB) that approximately $110 (R$220) of value added tax credits previously claimed are being disallowed and a penalty of 50% assessed. Of this amount, AWAB received $41 (R$82) in cash in May 2012. The value-added tax credits were claimed by AWAB for both fixed assets and export sales related to the Juruti bauxite mine and São Luís refinery expansion. The RFB has disallowed credits they allege belong to the consortium in which AWAB owns an interest and should not have been claimed by AWAB. Credits have also been disallowed as a result of challenges to apportionment methods used, questions about the use of the credits, and an alleged lack of documented proof. AWAB presented defense of its claim to the RFB on April 8, 2013. If AWAB is successful in this administrative process, the RFB would have no further recourse. If unsuccessful in this process, AWAB has the option to litigate at a judicial level. Separately from AWAB’s administrative appeal, in June 2015, new tax law was enacted repealing the provisions in the tax code that were the basis for the RFB assessing a 50% penalty in this matter. As such, the estimated range of reasonably possible loss for these matters is $0 to $39 (R$220). It is management’s opinion that the allegations have no basis; however, at this time, the Company is unable to reasonably predict an outcome for this matter.

Australia (AofA)— In December 2019, AofA received a statement of audit position (SOAP) from the Australian Taxation Office (ATO) related to the pricing of certain historic third-party alumina sales. The SOAP proposed adjustments that would result in additional income tax payable by AofA. During 2020, the SOAP was the subject of an independent review process within the ATO. At the conclusion of this process, the ATO determined to continue with the proposed adjustments and issued Notices of Assessment (the Notices) that were received by AofA on July 7, 2020. The Notices asserted claims for income tax payable by AofA of approximately $152 (A$214). The Notices also include claims for compounded interest on the tax amount totaling approximately $502 (A$707).

On September 17, 2020, the ATO issued a position paper with its preliminary view on the imposition of administrative penalties related to the tax assessment issued to AofA. This paper proposed penalties of approximately $91 (A$128). AofA disagrees with the ATO’s proposed position on penalties and plans to respond. Thereafter, the ATO could issue a penalty assessment.

The Company does not agree with the ATO’s positions, and AofA will continue to defend this matter and pursue all available dispute resolution methods, up to and including the filing of proceedings in the Australian Courts, a process which could last several years and could involve significant expenses. The Company maintains that the sales subject to the ATO’s review, which were ultimately sold to Aluminium Bahrain B.S.C., were the result of arm’s length transactions by AofA over two decades and were made at arm’s length prices consistent with the prices paid by other third-party alumina customers.

In accordance with the ATO’s dispute resolution practices, AofA paid 50% of the assessed income tax amount exclusive of interest and any penalties, or approximately $74 (A$107), during the third quarter 2020, and the ATO is not expected to seek further payment prior to final resolution of the matter. If AofA is ultimately successful, any amounts paid to the ATO as part of the 50% payment would be refunded. AofA funded the payment with cash on hand and recorded the payment as a noncurrent prepaid tax asset. Further interest on the unpaid amounts will continue to accrue during the dispute. The initial interest assessment and the additional interest accrued are deductible against taxable income by AofA but would be taxable as income in the year the dispute is resolved if AofA is ultimately successful. AofA applied this deduction in the third quarter of 2020, which has reduced the current year cash tax payments by approximately $156 (A$219), of which a corresponding noncurrent liability of $153 (A$215) has been recorded as of September 30, 2020.

The Company continues to believe it is more likely than not that AofA’s tax position will be sustained and therefore is not recognizing any tax expense in relation to this matter. However, because the ultimate resolution of this matter is uncertain at this time, the Company cannot predict the potential loss or range of loss associated with the outcome, which may materially affect its results of operations and financial condition. References to any assessed U.S. dollar amounts presented in connection with this matter have been converted into U.S. dollars from Australian dollars based on the exchange rate in effect as of September 30, 2020.

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

Q. Other Expenses (Income), Net

	Third quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Equity loss	$14	$7	$43	$34
Foreign currency (gains) losses, net	(5)	(1)	8	16
Net loss (gain) from asset sales	2	(5)	(174)	(6)
Net loss on mark-to-market derivative instruments (M)	3	—	12	—
Non-service costs – Pension & OPEB (L)	28	30	80	89
Other	3	(4)	(5)	(15)
	$45	$27	$(36)	$118

Net gain from asset sales for the nine months ended September 30, 2020 include a net gain of $181 related to the sale of EES (see Note C).

R. Subsequent Events

On October 8, 2020, the Company made the decision to curtail the 228,000 metric tons of uncompetitive annual smelting capacity at the San Ciprián smelter in Spain. The decision followed a four-month consultation process with the Spanish Works Council and unsuccessful negotiations during a potential sale process. After the completion of the curtailment, which is expected during the first quarter of 2021, Alcoa’s total curtailed smelting capacity will be 1,059,000 metric tons, or approximately 35 percent of its total global smelting capacity.

The Company expects to record cash-based restructuring charges of approximately $35 to $40 (pre- and after-tax) in the fourth quarter of 2020 associated with the curtailment, for employee-related costs, which are expected to be paid primarily in the first half of 2021. The San Ciprián facility employs approximately 630 people, and the workforce will be significantly reduced due to the curtailment. Approximately 100 employees will remain to operate a portion of the casthouse.

Following Alcoa’s announcement to curtail the San Ciprián smelter in Spain, the workers’ representatives filed a lawsuit requesting the court to issue an injunction ordering Alcoa to cease the curtailment and collective dismissal actions. The court hearing on the injunction was held on October 28, 2020; Alcoa expects to receive the court’s ruling within five business days after the conclusion of the hearing. Concurrently, the workers’ representatives have stated publicly that they intend to challenge the collective dismissal process in a legal proceeding within 20 business days of Company’s announced decision. Alcoa intends to defend its actions. The eventual outcome could impact the timing and amount of the charges discussed above.

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

Business Update

Coronavirus

In response to the ongoing coronavirus (COVID-19) pandemic, Alcoa continues to operate with comprehensive measures in place to protect the health of the Company’s workforce, prevent infection in our locations, mitigate impacts, and safeguard business continuity. As a result of these measures and the aluminum industry being classified as an essential business, all of Alcoa’s bauxite mines, alumina refineries, and aluminum manufacturing facilities continue to remain in operation. Each location has implemented extensive preparedness and response plans which include social distancing protocols and other protective actions aligned with guidance from the U.S. Centers for Disease Control and Prevention, the World Health Organization, and all other relevant government agencies in countries where we operate. These actions remain in effect and include:

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

The COVID-19 pandemic has resulted in certain negative impacts on the Company’s business, financial condition, operating results, and cash flows. For example, due to the economic impacts of the COVID-19 pandemic, the restart at the Bécancour (Canada) smelter had been slowed at the end of the first quarter of 2020 but was safely and successfully completed during the third quarter of 2020. Additionally, the COVID-19 pandemic has negatively impacted customer demand for value-add aluminum products as customers have reduced production levels in response to the economic impacts of the pandemic. This has resulted in lower margins on aluminum products as sales shift from value-add products to commodity-grade products. However, during the third quarter of 2020 value-add sales volume increased 11 percent compared with the second quarter of 2020, primarily due to increased demand from the automotive sector. Alcoa has experienced challenges from low metal prices during 2020; however, metal prices have recently been trending favorably. The Company has not experienced any significant interruption from its supply sources, and the Company’s locations have had minimal contractor- and employee-related disruptions to date.

The Company continues, through its operations leadership team and global crisis response team, to ensure that each location’s preparedness and response plans are up to date. The Company could experience negative impacts if there is an increase in COVID-19 cases.

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

As the ultimate impact of COVID-19 on the global economy continues to evolve, the Company is constantly evaluating the broad impact of the pandemic on the macroeconomic environment, including specific regions and end markets in which the Company operates. As a result of the pandemic’s impact on the macroeconomic environment, management evaluated the future recoverability of the Company’s assets, including goodwill and long-lived assets, and the realizability of deferred tax assets while considering the Company’s current market capitalization. Management concluded that no asset impairments and no additional valuation allowances were required in the third quarter and nine months ended September 30, 2020.

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
•

Deferring approximately $200 in pension contributions from 2020 to January 1, 2021 and deferring employer payroll taxes of approximately $14 into 2021 and 2022 in the U.S., as permitted under the Coronavirus Aid, Relief, and Economic Security (CARES) Act; and,

•

Implementing hiring restrictions outside of critical production roles, implementing and extending travel restrictions throughout the organization, and utilizing other appropriate government support programs to save or defer approximately $35.

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

The new operating model has been implemented and the Company is substantially complete with the transition of eliminated roles. At September 30, 2020, approximately 235 of the 260 employees expected to be terminated in connection with the implementation of the new operating model were separated. In addition to the employees separated under severance programs, the Company eliminated 60 positions as open roles or retirements were not replaced.

In January 2020, the Company announced the sale of Elemental Environmental Solutions LLC (EES), a wholly-owned Alcoa subsidiary that operated the waste processing facility in Gum Springs, Arkansas, to a global environmental firm in a transaction valued at $250. The transaction closed as of January 31, 2020 whereby the Company received $200 with another $50 held in escrow to be paid to Alcoa if certain post-closing conditions are satisfied, which would result in an additional gain being recorded. As a result of the transaction, the Company recognized a gain of $180 (pre- and after-tax) in the first quarter of 2020. During the second quarter of 2020, an additional $1 gain was recorded as a result of certain post-closing adjustments based on the terms of the agreement.

On April 22, 2020, Alcoa announced that it will curtail the remaining 230 kmt of uncompetitive smelting capacity at its Intalco smelter in Ferndale, Washington amid declining market conditions. The full curtailment of 279 kmt, which included 49 kmt of earlier-curtailed capacity, was completed during the third quarter of 2020. The completion of the curtailment, along with the completed restart of the Bécancour (Canada) smelter, brings Alcoa’s total curtailed smelting capacity to approximately 830 kmt, or approximately 30%, of its total global smelting capacity. During the nine-month period of 2020, the Company recorded restructuring charges of approximately $23 (pre- and after-tax) associated with the curtailment for employee-related costs and contract termination costs, which were all cash-based charges. At September 30, 2020, approximately 590 of the 685 employees had been terminated with the remaining severance and employee termination costs expected to be paid primarily in the fourth quarter of 2020.

On October 8, 2020, Alcoa made the decision to curtail the 228 kmt of uncompetitive annual smelting capacity at the San Ciprián smelter in Spain. The decision followed a four-month consultation process with the Spanish Works Council and unsuccessful negotiations during a potential sale process. The Company expects to record cash-based restructuring charges of approximately $35 to $40 (pre- and after-tax) in the fourth quarter of 2020 associated with the curtailment, for employee-related costs, which are expected to be paid primarily in the first half of 2021. The San Ciprián aluminum facility employs approximately 630 people, and the workforce will be significantly reduced due to the curtailment. Approximately 100 employees will remain to operate a portion of the casthouse.

Following Alcoa’s announcement to curtail the San Ciprián smelter in Spain, the workers’ representatives filed a lawsuit requesting the court to issue an injunction ordering Alcoa to cease the curtailment and collective dismissal actions. The court hearing on the injunction was held on October 28, 2020; Alcoa expects to receive the court’s ruling within five business days after the conclusion of the hearing. Concurrently, the workers’ representatives have stated publicly that they intend to challenge the collective dismissal process in a legal proceeding within 20 business days of Company’s announced decision. Alcoa intends to defend its actions. The eventual outcome could impact the timing and amount of the charges discussed above.

Although the San Ciprián alumina refinery was not included in the formal consultation process, on October 4, 2020, the labor force at both the refinery and the aluminum facility initiated a strike which has reduced production and shipments. The Company does not expect the impact on net income (after-tax and noncontrolling interest) to exceed $5 to $10 for the fourth quarter of 2020. However, strike-related delays in shipments could have unfavorable impacts on the Company’s working capital and operating cash flow. Discussions between the Company and the workers’ representatives on minimum services to be provided during the strike continue.

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

2020 Programs

In February 2020, Alcoa announced 2020 programs to drive leaner working capital and improved productivity. First, by utilizing a holistic solution for managing the supply chain across procurement, operations, and the commercial team, the Company is targeting a working capital benefit between $75 to $100 during 2020 to improve its operating cash flows. Second, the Company is targeting greater productivity and lower costs of approximately $100 which will be achieved through operational efficiency programs and specific initiatives taken throughout 2020.

Liquidity Levers

Through a combination of the COVID-19 response initiatives, the strategic actions, and the 2020 programs discussed above, the Company is targeting approximately $900 in cash improvements during 2020. As of September 30, 2020, the Company is on track to achieve the overall target of the programs.

Additionally, management has taken several measures to improve and maintain Alcoa’s liquidity levers. These include amending the Company’s Revolving Credit Agreement to temporarily provide a more favorable leverage ratio calculation, permanently adjusting the calculation of Consolidated EBITDA, and temporarily adjusting for up to the next consecutive three full fiscal quarters the manner in which Consolidated Cash Interest Expense and Total Indebtedness are calculated. During the first quarter of 2020, the Company also amended a three-year revolving credit facility agreement of one of its wholly-owned subsidiaries secured by certain customer receivables, converting it to a Receivables Purchase Agreement that provides the option for faster liquidation of certain customer receivables.

On April 8, 2020, the Company’s wholly-owned subsidiary, Alcoa Norway ANS, drew $100 against its one-year, multicurrency revolving credit facility, and may do so from time to time in the future, in the ordinary course of business. Repayment of the drawn amount, including interest accrued at 2.93%, occurred upon maturity on June 29, 2020. On July 3, 2020, Alcoa Norway ANS amended the revolving credit facility agreement to align the terms of the agreement with the amendments to the Revolving Credit Agreement (discussed above). On September 30, 2020, Alcoa Norway ANS entered into an Amendment and Restatement Agreement (the A&R Agreement) to the multicurrency revolving credit facility agreement. The A&R Agreement extended the maturity one year from the original maturity date to October 2, 2021, unless further extended or terminated early in accordance with the provisions of the A&R Agreement. The A&R Agreement also amended certain financial ratio covenants, specifying calculations based upon the results of Alcoa Norway ANS rather than the calculations outlined in the Revolving Credit Agreement.

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

Section 232 Tariffs

In August 2020, the U.S. government reinstated 10 percent tariffs on certain aluminum imports from Canada under Section 232 of the Trade Expansion Act of 1962. In September 2020, the U.S. announced that it would not impose this tariff from September 2020 to December 2020 if total aluminum imports of non-alloyed, unwrought aluminum from Canada that would be subject to the tariff did not exceed 105 percent of a government-set volume for any individual month during the four-month period. The Company has accrued for the tariffs related to September 2020 unwrought metal shipments from its Canadian smelters into the U.S, as volumes were expected to exceed 105 percent of the predetermined threshold for September. (See Aluminum under Segment Information below).

On October 27, 2020, the U.S. government fully reinstated the exemption on aluminum imports from Canada retroactive to September 1, 2020. Tariffs collected or accrued since September 1, 2020 are expected to be reimbursed or reversed in the fourth quarter of 2020.

Results of Operations

Selected Financial Data:

	Third quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Sales	$2,365	$2,567	$6,894	$7,997
Net loss attributable to Alcoa Corporation	$(49)	$(221)	$(166)	$(822)
Diluted loss per share attributable to Alcoa Corporation common shareholders	$(0.26)	$(1.19)	$(0.89)	$(4.43)
Third-party shipments of alumina (kmt)	2,549	2,381	7,329	7,009
Third-party shipments of aluminum products (kmt)	767	708	2,281	2,141
Average realized price per metric ton of alumina	$274	$324	$274	$361
Average realized price per metric ton of primary aluminum	$1,904	$2,138	$1,858	$2,175

Overview—Net loss attributable to Alcoa Corporation was $49 in the third quarter of 2020 compared with a Net loss attributable to Alcoa Corporation of $221 in the third quarter of 2019. Net loss attributable to Alcoa Corporation was $166 in the nine-month period of 2020 compared with $822 in the nine-month period of 2019. The improvement in results in the quarterly and nine-month comparable periods of $172 and $656, respectively, were principally related to:

•	Lower Restructuring and other charges, net;
•	Lower Provision for income taxes;
•	Lower Net income attributable to noncontrolling interest;
•	Lower raw material costs; and,
•	Favorable results from the restart of the Bécancour smelter.

Partially offset by:

•	Lower alumina and aluminum prices; and,
•	Lower product premiums as a result of reduced demand for value-add aluminum products.

Additionally, favorable foreign currency impacts, mainly due to changes in the Australian dollar and Brazilian real, a gain on the divestiture of a waste processing facility in Gum Springs, Arkansas, and the avoidance of losses due to the July 2019 divestiture of two smelters in Spain had favorable impacts on the comparable 2020 nine-month period.

Sales — Sales declined $202, or 8%, in the third quarter of 2020 compared with the third quarter of 2019, and $1,103, or 14%, in the nine-month period of 2020 compared with the nine-month period of 2019. The decline in both periods was principally related to:

•	Lower alumina and aluminum prices;
•	Lower revenue resulting from the curtailment of the Intalco smelter;
•	Lower revenue resulting from the divestiture of two Spanish facilities in July 2019; and,
•	Lower product premiums as a result of reduced demand for value-add aluminum products.

Partially offset by:

•	Higher sales resulting from the restart of the Bécancour smelter in Québec; and,
•	Higher alumina shipment volume.

Cost of goods sold— As a percentage of Sales, Cost of goods sold was 86% and 87% in the third quarter and nine-month period of 2020, respectively, compared with 83% and 81% in the third quarter and nine-month period of 2019, respectively. The 2020 third quarter and nine-month period percentages were negatively impacted by lower prices for alumina and aluminum products and lower product premiums, which were partially offset by favorable changes in raw material costs, including lower alumina input costs. The nine-month period of 2020 was also favorably impacted by foreign currency.

Selling, general administrative, and other expenses— Selling, general administrative, and other expenses decreased by $19, or 29%, in the third quarter of 2020 compared with the third quarter of 2019, and $67, or 31%, in the comparable nine-month periods. Both periods were favorably impacted by cost savings from the new operating model, lower fees for professional services, and lower travel expenses. The 2019 nine-month period was also unfavorably impacted by a bad debt reserve recorded against a Canadian customer receivable due to bankruptcy.

Provision for depreciation, depletion, and amortization— Provision for depreciation, depletion, and amortization decreased $23, or 13%, and $47, or 9%, in the third quarter and nine-month period of 2020, respectively, compared with the corresponding periods of 2019. The decrease in both periods is principally attributed to favorable foreign exchange impacts from the Brazilian real, the nonrecurrence of write offs of assets in 2019 for projects no longer being pursued, and changes in weighted-average useful lives of assets. Additional favorable impacts from foreign currency occurred during the comparable three-month period related to the Canadian dollar and the nine-month period related to the Australian dollar.

Restructuring and other charges, net— In the third quarter and nine-month period of 2020, Alcoa Corporation recorded Restructuring and other charges, net, of $5 and $44, respectively, which were primarily comprised of costs related to:

•	$4 reversal and $23 charge, respectively, related to the curtailment of the Intalco (Washington) smelter;
•	$4 and $17, respectively, for additional contract costs related to the curtailed Wenatchee (Washington) smelter; and,
•	$5 (both periods) related to settlements of certain pension benefits.

In the third quarter and nine-month period of 2019, Alcoa Corporation recorded Restructuring and other charges, net of $185 and $668, respectively, which were primarily comprised of the following components:

•	$134 and $242, respectively, for impacts related to the curtailment and subsequent divestiture of the Avilés and La Coruña Spanish facilities;
•	$319 (nine-month period only) related to the divestiture of Alcoa Corporation’s interest in MRC;
•	$38 (nine-month period only) related to the curtailment of certain pension benefits; and,
•	$37 (both periods) related to employee termination and severance costs related to the new operating model.

See Note D to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional detail on the above net charges.

Interest expense – Interest expense was $41 in the third quarter of 2020 compared with $30 in the third quarter of 2019, and $103 in the 2020 nine-month period compared with $90 in the 2019 nine-month period. The increase in both periods relates to the issuance of $750 aggregate principal amount of 2027 Notes by ANHBV in July 2020.

Other expenses (income), net— Other expenses (income), net was $45 in the third quarter of 2020 compared with $27 in the third quarter of 2019, and ($36) in the 2020 nine-month period compared with $118 in the 2019 nine-month period. The increase in expense of $18 in the third quarter of 2020 was largely attributable to unfavorable changes in Alcoa Corporation’s share of equity method investment results and net losses on asset sales, partially offset by favorable changes in foreign currency impacts. The favorable change of $154 in the comparable nine-month period was primarily attributable to the gain on divestiture of a waste processing facility in Gum Springs, Arkansas recorded in 2020, partially offset by higher net losses on mark-to-market derivative instruments, and unfavorable changes in Alcoa’s share of equity method investment results.

Noncontrolling interest— Net income attributable to noncontrolling interest was $29 and $135 in the third quarter and nine-month period of 2020, respectively, compared with $74 and $324 in the third quarter and nine-month period of 2019, respectively. These amounts are entirely related to Alumina Limited’s 40% ownership interest in several affiliated operating entities. See Note A to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

In the third quarter and nine-month periods of 2020 these combined entities, particularly the Alumina segment entities, generated lower net income compared with the third quarter and nine-month periods of 2019. The unfavorable change in earnings was mainly driven by lower alumina prices partially offset by higher alumina shipments (see Alumina under Segment Information below).

Segment Information

Bauxite

	Third quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Production (mdmt)	12.0	12.1	35.8	35.3
Third-party shipments (mdmt)	1.6	2.0	4.6	4.7
Intersegment shipments (mdmt)	10.5	10.6	31.8	31.1
Total shipments (mdmt)	12.1	12.6	36.4	35.8
Third-party sales	$56	$100	$193	$232
Intersegment sales	236	251	716	733
Total sales	$292	$351	$909	$965
Segment Adjusted EBITDA	$124	$134	$375	$372
Operating costs	$196	$242	$618	$657
Average cost per dry metric ton of bauxite	$16	$19	$17	$18

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

Bauxite production decreased 1% and increased 1% in the third quarter and nine-month period of 2020, respectively, compared with the corresponding periods of 2019. In the third quarter of 2020, the slight decrease is primarily due to the Juruti (Brazil) mine. The Bauxite segment achieved a year to date production record for the nine-month period of 2020 primarily attributable to the Boké (Guinea), Willowdale (Australia), and Juruti (Brazil) mines.

Third-party sales for the Bauxite segment decreased 44% and 17% in the third quarter and nine-month period of 2020, respectively, compared with the corresponding periods of 2019. The decrease in both periods was mainly driven by a lower average realized price, primarily due to freight, and a decrease in shipments.

Intersegment sales decreased 6% and 2% in the third quarter and nine-month period of 2020, respectively, compared with the corresponding periods of 2019, primarily due to a lower average realized price on intersegment sales for both periods. Higher shipments caused by increased demand from the Alumina segment partially offset the lower average realized price for the comparable nine-month period.

Segment Adjusted EBITDA decreased $10 and increased $3 in the third quarter and nine-month period of 2020, respectively, compared with the corresponding periods of 2019. Both periods were unfavorably impacted by a lower average realized price on intersegment sales, partially offset by favorable foreign currency movements primarily from the Brazilian real. The nine-month period of 2020 was also favorably impacted by increased intersegment shipments compared with the corresponding period of 2019.

For the fourth quarter of 2020 in comparison with the fourth quarter of 2019, a lower average realized price for intersegment sales is expected.

Alumina

	Third quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Production (kmt)	3,435	3,380	10,104	9,929
Third-party shipments (kmt)	2,549	2,381	7,329	7,009
Intersegment shipments (kmt)	1,135	1,049	3,197	3,091
Total shipments (kmt)	3,684	3,430	10,526	10,100
Third-party sales	697	$771	2,007	$2,532
Intersegment sales	329	369	954	1,231
Total sales	$1,026	$1,140	$2,961	$3,763
Segment Adjusted EBITDA	$119	$223	$400	$964
Average realized third-party price per metric ton of alumina	$274	$324	$274	$361
Operating costs	$906	$902	$2,538	$2,750
Average cost per metric ton of alumina	$246	$263	$241	$272

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

On October 4, 2020, the labor force at both the refinery and the aluminum facility at San Ciprián (Spain) initiated a strike which has reduced production and shipments. Discussions between the Company and the workers’ representatives continue and the ultimate outcome is unknown.

At September 30, 2020, the Alumina segment had base capacity of 12,759 kmt with 214 kmt of curtailed refining capacity compared with a base capacity of 15,064 kmt and curtailed refining capacity of 2,519 kmt at September 30, 2019. The decrease in base and curtailed capacity was due to the permanent closure of the previously curtailed Point Comfort (Texas) alumina refinery.

Alumina production increased by 2% in both the third quarter and nine-month period of 2020 compared with the corresponding periods of 2019. Both increases were principally due to operating efficiencies obtained across the refining system. During the third quarter of 2020, the Alumina segment achieved a record quarterly production rate (tonnes per day), an increase from record last set during the second quarter of 2020.

Third-party sales for the Alumina segment decreased 10% and 21% in the third quarter and nine-month period of 2020, respectively, compared with the corresponding periods in 2019. The decrease in both periods was primarily due to a decline in average realized price which was principally driven by a lower average alumina index price (on 30-day lag). Both price decreases were partially offset by an increase in shipments. Third-party shipments increased 7% and 5% in the third quarter and nine-month period of 2020, respectively, compared with the corresponding periods in 2019.

Intersegment sales declined 11% and 23% in the third quarter and nine-month period of 2020, respectively, compared with the corresponding periods in 2019. The decrease in both periods was due to a lower average realized price partially offset by increased demand from the Aluminum segment. The increased demand from the Aluminum segment was primarily driven by the restart at the Bécancour (Canada) smelter partially offset by the curtailment of the Intalco smelter (see Aluminum below).

Segment Adjusted EBITDA decreased $104 and $564 in the third quarter and nine-month period of 2020 compared with the corresponding periods of 2019. The decline in both periods was primarily attributable to the decline in average realized price of alumina and higher energy costs in Australia, partially offset by lower costs for bauxite and caustic soda, as well as increased total shipments. The 2020 nine-month period was also favorably impacted by foreign currency movements due to a stronger U.S. dollar (particularly against the Australian dollar and Brazilian real).

For the fourth quarter of 2020 in comparison with the fourth quarter of 2019, lower costs for both bauxite and caustic soda partially offset by higher energy costs, primarily natural gas costs in Australia, are expected. Additionally, although the ultimate impact is currently unknown, the strike at the San Ciprián (Spain) alumina refinery may negatively affect the segment’s operating and financial results.

Aluminum

	Third quarter ended September 30,		Nine months ended September 30,
Total Aluminum information	2020	2019	2020	2019
Third-party aluminum shipments (kmt)	767	708	2,281	2,141
Third-party sales	$1,607	$1,677	$4,680	$5,169
Intersegment sales	2	4	7	11
Total sales	$1,609	$1,681	$4,687	$5,180
Segment Adjusted EBITDA	$116	$43	$144	$(50)

Primary aluminum information	2020	2019	2020	2019
Production (kmt)	559	530	1,704	1,600
Third-party shipments (kmt)	688	627	2,050	1,893
Third-party sales	$1,311	$1,341	$3,810	$4,117
Average realized third-party price per metric ton	$1,904	$2,138	$1,858	$2,175
Total shipments (kmt)	708	651	2,101	1,946
Operating costs	$1,308	$1,425	$3,941	$4,505
Average cost per metric ton	$1,847	$2,189	$1,875	$2,315

Total aluminum third-party shipments and total primary aluminum shipments include metric tons that were not produced by the Aluminum segment. Such aluminum was purchased by this segment to satisfy certain customer commitments. The Aluminum segment bears the risk of loss of the purchased aluminum until control of the product has been transferred to this segment’s customer. Total aluminum information includes flat-rolled aluminum while Primary aluminum information does not. Operating costs includes all production-related costs: raw materials consumed; conversion costs, such as labor, materials, and utilities; depreciation and amortization; and plant administrative expenses.

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

The following table provides annual consolidated base and idle capacity (each in kmt) for each smelter owned by Alcoa Corporation:

		September 30, 2020		September 30, 2019
Facility	Country	Base Capacity	Idle Capacity	Base Capacity	Idle Capacity	Base Change	Idle Change
Portland (1)	Australia	197	30	197	30	—	—
São Luís (Alumar) (1)	Brazil	268	268	268	268	—	—
Baie Comeau	Canada	280	—	280	—	—	—
Bécancour (1)	Canada	310	—	310	259	—	(259)
Deschambault	Canada	260	—	260	—	—	—
Fjarðaál	Iceland	344	—	344	—	—	—
Lista	Norway	94	—	94	—	—	—
Mosjøen	Norway	188	—	188	—	—	—
San Ciprián (2)	Spain	228	—	228	—	—	—
Intalco (3)	U.S.	279	279	279	49	—	230
Massena West	U.S.	130	—	130	—	—	—
Warrick	U.S.	269	108	269	108	—	—
Wenatchee	U.S.	146	146	146	146	—	—
		2,993	831	2,993	860	—	(29)

(1)	These figures represent Alcoa Corporation’s share of the facility capacity based on its ownership interest in the respective smelter.
(2)

On October 8, 2020, Alcoa made the decision to curtail the 228 kmt of uncompetitive annual smelting capacity at the San Ciprián smelter in Spain. The smelter is expected to be fully curtailed during the first quarter of 2021.

(3)

On April 22, 2020, Alcoa announced the curtailment of the remaining 230 kmt of smelting capacity at the Intalco smelter. The full curtailment of 279 kmt, which includes 49 kmt of earlier-curtailed capacity, was completed during the third quarter of 2020.

Idle capacity at the Bécancour (Canada) smelter decreased by 259 kmt from the third quarter 2019 to the third quarter 2020 as a result of the restart process. Due to the economic impacts of the COVID-19 pandemic, the restart at the Bécancour smelter had been slowed. The restart, which was originally expected to be complete by the end of the second quarter of 2020, was completed during the third quarter of 2020.

Idle capacity at the Intalco (Washington) smelter increased by 230 kmt from the third quarter of 2019 to the third quarter of 2020 as a result of the curtailment process, which was announced April 22, 2020 and completed during the third quarter of 2020. The Intalco smelter is now fully curtailed.

On October 4, 2020, the labor force at both the refinery and the aluminum facility at San Ciprián (Spain) initiated a strike which has reduced shipments. Discussions between the Company and the workers’ representatives continue and the ultimate outcome is unknown.

Primary aluminum production increased 5% and 7% in the third quarter and the nine-month period of 2020, respectively, compared with the corresponding periods in 2019, principally due to the Bécancour smelter restart partially offset by the Intalco smelter curtailment discussed above.

Third-party sales for the Aluminum segment decreased 4% and 9% in the third quarter and nine-month period of 2020, respectively, compared with the corresponding periods in 2019, primarily due to a reduction in realized metal prices. The change in average realized price of primary aluminum was mainly driven by a 5% and 10% lower average LME price (on 15-day lag) for the comparable third quarter and nine-month periods, respectively, combined with decreases in regional and product premiums for both comparable periods. The reduction in product premiums was due to reduced demand for value-add aluminum products. The unfavorable impact of lower metal prices and product premiums was partially offset by an increase in sales volume driven primarily from the restart of the Bécancour smelter, which exceeded the volume decrease from the Intalco curtailment, in both comparable periods.

Segment Adjusted EBITDA increased $73 and $194 in the third quarter and nine-month period of 2020, respectively, compared with the corresponding periods in 2019. The increase for both periods is mainly the result of lower alumina, carbon, and energy costs outweighing the negative impact from lower metal prices and unfavorable mix of value-add products. Additionally, the combined impact from the divestiture of the Avilés and La Coruña facilities in the third quarter of 2019, the restart of the Bécancour smelter, and the curtailment of the Intalco smelter had favorable Adjusted EBITDA impacts in both comparable periods. Adjusted EBITDA for the nine-month period of 2020 also increased due to favorable foreign currency impacts and the non-recurrence of a bad debt reserve recorded in 2019 against a Canadian customer receivable due to bankruptcy.

Additionally, expenses related to the Section 232 tariffs recorded in both the third quarter and nine-month period of 2020 were $7, compared with $0 and $26 in third quarter and nine-month period of 2019, respectively. Tariff rebates recorded in nine-month periods of 2020 and 2019 were $5 and $2, respectively.

For the fourth quarter of 2020 compared with the fourth quarter of 2019, lower alumina costs and favorable impacts from the Bécancour smelter restart and Intalco smelter curtailment are expected to be partially offset by unfavorable energy prices. Additionally, although the ultimate impact is currently unknown, the strike at the San Ciprián (Spain) aluminum facility may negatively affect the segment’s operating and financial results.

Reconciliation of Certain Segment Information

Reconciliation of Total Segment Third-Party Sales to Consolidated Sales

	Third quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Bauxite	$56	$100	$193	$232
Alumina	697	771	2,007	2,532
Aluminum:
Primary aluminum	1,311	1,341	3,810	4,117
Other(1)	296	336	870	1,052
Total segment third-party sales	2,360	2,548	6,880	7,933
Other	5	19	14	64
Consolidated sales	$2,365	$2,567	$6,894	$7,997

(1)

Other includes third-party sales of flat-rolled aluminum and energy, as well as realized gains and losses related to embedded derivative instruments designated as cash flow hedges of forward sales of aluminum.

Reconciliation of Total Segment Operating Costs to Consolidated Cost of Goods Sold

	Third quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Bauxite	$196	$242	$618	$657
Alumina	906	902	2,538	2,750
Primary aluminum	1,308	1,425	3,941	4,505
Other(1)	285	333	911	1,060
Total segment operating costs	2,695	2,902	8,008	8,972
Eliminations(2)	(532)	(649)	(1,664)	(2,035)
Provision for depreciation, depletion, amortization(3)	(154)	(177)	(463)	(507)
Other(4)	29	44	114	59
Consolidated cost of goods sold	$2,038	$2,120	$5,995	$6,489

(1)	Other largely relates to the Aluminum segment’s flat-rolled aluminum product division.
(2)	This line item represents the elimination of cost of goods sold related to intersegment sales between Bauxite and Alumina and between Alumina and Aluminum.
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

Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net Loss Attributable to Alcoa Corporation

	Third quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Total Segment Adjusted EBITDA	$359	$400	$919	$1,286
Unallocated amounts:
Transformation(1)	(11)	(6)	(37)	(1)
Intersegment eliminations	(35)	25	(13)	110
Corporate expenses(2)	(24)	(27)	(72)	(79)
Provision for depreciation, depletion, and amortization	(161)	(184)	(483)	(530)
Restructuring and other charges, net	(5)	(185)	(44)	(668)
Interest expense	(41)	(30)	(103)	(90)
Other (expenses) income, net	(45)	(27)	36	(118)
Other(3)	(15)	(18)	(67)	(47)
Consolidated income (loss) before income taxes	22	(52)	136	(137)
Provision for income taxes	(42)	(95)	(167)	(361)
Net income attributable to noncontrolling interest	(29)	(74)	(135)	(324)
Consolidated net loss attributable to Alcoa Corporation	$(49)	$(221)	$(166)	$(822)

(1)	Transformation includes, among other items, the Adjusted EBITDA of previously closed operations.
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

Environmental Matters

See the Environmental Matters section of Note P to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Changes in market conditions caused by the COVID-19 pandemic could have adverse effects on Alcoa’s ability to obtain additional financing and cost of borrowing. Inability to generate sufficient earnings could impact the Company’s ability to meet the financial covenants in our outstanding debt and revolving credit facility agreements and limit our ability to access these sources of liquidity or refinance or renegotiate our outstanding debt or credit agreements on terms acceptable to the Company. Additionally, the impact on market conditions from the COVID-19 pandemic could adversely affect the liquidity of Alcoa’s customers, suppliers, and joint venture partners and equity method investments, which could negatively impact the collectability of outstanding receivables and our cash flows. In addition to utilizing all preventative and mitigation options available to ensure continuity of operations during the COVID-19 pandemic, the Company has implemented various cash preservation initiatives. These measures include:

•	Reducing non-critical capital expenditures planned for 2020 by $100;
•	Deferring non-regulated environmental and asset retirement obligations payments of $25;
•

Deferring approximately $200 in pension contributions from 2020 to January 1, 2021 and employer payroll taxes of approximately $14 million into 2021 and 2022 in the U.S., as permitted under the CARES Act; and,

•

Implementing hiring restrictions outside of critical production roles, implementing and extending travel restrictions throughout the organization, and utilizing other appropriate government support programs to save or defer approximately $35.

The Company’s liquidity options discussed below, including the credit facilities and the Receivables Purchase Agreement, provide flexibility in managing cash flows. Management believes that the Company’s cash on hand, future operating cash flows, and liquidity options, combined with its strategic actions and cash preservation initiatives, are adequate to fund its near term operating and investing needs.

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

Cash from Operations

Cash provided from operations was $356 in the 2020 nine-month period compared with $424 for the same period of 2019, resulting in a decrease in cash provided of $68. Notable changes to sources and (uses) of cash include:

•	$121 in certain working capital accounts (receivables, inventories, and accounts payable, trade);
•	($50) due to timing of the collection of value added tax receivables;
•	($74) included as a change in Other noncurrent assets related to a tax payment on the AofA tax matter (see below);
•	$153 included as a change in Other noncurrent liabilities related to the application of interest deductions in 2020 related to the AofA tax matter (see below);
•

($19) from changes in accrued expenses caused primarily by the unfavorable timing of customer advances, employee compensation payments, and the 2020 recognition of the state grant revenue at the Portland (Australia) facility relieving the previous deferred credit recorded during the 2019 nine-month period, partially offset by favorable timing of restructuring related payments and other postretirement benefit payments; and,

•

$439 relating to changes in taxes, including income taxes. The source of cash includes changes related to lower tax payments made in the 2020 nine-month period compared with the 2019 nine-month period, primarily payments on income taxes, and changes in the underlying tax accounts.

The remaining change in Cash provided from operations is primarily attributable to the changes in related Statement of Consolidated Operations amounts.

In the third quarter of 2020, AofA paid approximately $74 (A$107) to the ATO related to the tax dispute described in Note P to the Consolidated Financial Statements in Part I Item I of this Form 10-Q. Upon payment, AofA recorded a noncurrent prepaid tax asset, as the Company continues to believe it is more likely than not that AofA’s tax position will be sustained and therefore is not recognizing any tax expense in relation to this matter. In accordance with Australian tax laws, the initial interest assessment and additional interest are deductible against AofA’s 2020 taxable income resulting in approximately $156 (A$219) lower cash tax payments in the second half of 2020. Interest compounded in future years is also deductible against AofA’s income in the respective periods. If AofA is ultimately successful, the interest deduction would become taxable as income in the year the dispute is resolved. In addition, should the ATO decide in the interim to reduce any interest already assessed, the reduction would be taxable as income at that point in time. During 2020, AofA will continue to record its tax provision and tax liability without effect of the ATO assessment, since it expects to prevail. The 2020 tax payable will remain on AofA’s balance sheet as a noncurrent liability, increased by the tax effect of subsequent periods’ interest deductions, until dispute resolution, which is expected to take several years. At September 30, 2020, the noncurrent liability resulting from the cumulative interest deductions was approximately $153 (A$215).

Financing Activities

Cash provided from financing activities was $577 in the 2020 nine-month period compared with cash used for financing activities of $351 in the 2019 nine-month period, resulting in a favorable change of $928.

The source of cash in the 2020 nine-month period was primarily due to the issuance of $750 aggregate principal amount of 2027 Notes by ANHBV in July 2020 resulting in net proceeds of $736. The net proceeds were partially offset by $128 in net cash paid to Alumina Limited (see Noncontrolling interest in Results of Operations above) and $30 in financial contributions related to the divested Spanish facilities.

The use of cash in the 2019 nine-month period was primarily the result of $347 in net cash paid to Alumina Limited (see Noncontrolling interest in Results of Operations above).

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

On April 21, 2020, the Company and ANHBV entered into Amendment No. 2 to the Revolving Credit Agreement that temporarily adjusts the Leverage Ratio requirement to 3.00 to 1.00 from 2.50 to 1.00 for the next four consecutive fiscal quarters, beginning in the second quarter of 2020 (the Amendment Period). The Leverage Ratio requirement will return to 2.50 to 1.00 starting in the second quarter of 2021. The temporary revision positively impacts the maximum indebtedness calculation for the Company during the Amendment Period. Additionally, during the Amendment Period, the Company, ANHBV, and any restricted subsidiaries will be restricted from making certain restricted payments or incurring incremental secured loans under the Revolving Credit Agreement.

On June 24, 2020, the Company and ANHBV entered into Amendment No. 3 to the Revolving Credit Agreement that (i) permanently adjusts the calculation of Consolidated EBITDA as defined in the Revolving Credit Agreement by allowing the add back of certain additional non-cash costs and (ii) temporarily adjusts, for the remaining fiscal quarters in 2020, the manner in which Consolidated Cash Interest Expense and Total Indebtedness (each as defined in the Revolving Credit Agreement) are calculated with respect to certain senior notes issuances during the fiscal year ending December 31, 2020, inclusive of the July 2020 issuance described below.

ANHBV has the option to extend the periods under Amendment No. 3 to apply to either or both fiscal quarters ending March 31, 2021 and June 30, 2021. However, doing so would also reduce the borrowing availability under the Revolving Credit Facility during the respective fiscal quarters by one-third of the net proceeds of such note issuances during the fiscal year ending December 31, 2020. If ANHBV extends the temporary amendments, the 2027 Notes issued in July 2020 would reduce the aggregate amount of commitments under the Revolving Credit Facility by approximately $245 during the applicable fiscal quarters.

At September 30, 2020, the maximum additional borrowing capacity available to the Company to remain in compliance with the Leverage Ratio financial covenant was approximately $1,230. The aggregate amount of commitments under the Revolving Credit Facility remains at $1,500, which the Company still has the ability to access through a combination of the borrowing capacity and issuances of letters of credit. As of September 30, 2020, Alcoa Corporation was in compliance with all covenants. There were no borrowings outstanding at September 30, 2020, and there were no amounts borrowed during the nine-month period of 2020 related to this facility.

On October 2, 2019, Alcoa Norway ANS, a wholly-owned subsidiary of Alcoa Corporation, entered into a one-year, multicurrency revolving credit facility agreement for NOK 1.3 billion (approximately $137) which is fully and unconditionally guaranteed on an unsecured basis by Alcoa Corporation. On April 8, 2020, Alcoa Norway ANS drew $100 against this facility, and may do so from time to time in the future, in the ordinary course of business. Repayment of the drawn amount, including interest accrued at 2.93%, occurred upon maturity on June 29, 2020. On July 3, 2020, Alcoa Norway ANS amended the revolving credit facility agreement to align the terms of the agreement with Amendment No. 2 and Amendment No. 3 of the Revolving Credit Agreement discussed above.

On September 30, 2020, Alcoa Norway ANS entered into the A&R Agreement to the multicurrency revolving credit facility agreement. The A&R Agreement extended the maturity one year from the original maturity date to October 2, 2021, unless further extended or terminated early in accordance with the provisions of the A&R Agreement. The A&R Agreement also amended certain financial ratio covenants, specifying calculations based upon the results of Alcoa Norway ANS rather than the calculations outlined in the Revolving Credit Agreement. As of September 30, 2020, Alcoa Norway ANS was in compliance with all such covenants. At September 30, 2020, there were no amounts outstanding against this facility.

On October 25, 2019, a wholly-owned subsidiary of the Company entered into a $120 three-year revolving credit facility agreement secured by certain customer receivables. On April 20, 2020, the Company amended this agreement converting it to a Receivables Purchase Agreement to sell up to $120 of the receivables previously secured by the credit facility without recourse on a revolving basis. The unsold portion of specified receivable pool will be pledged as collateral to the purchasing bank to secure the sold receivables. During both the third quarter and nine-month period of 2020, no receivables were sold under this agreement.

Alcoa’s maximum additional borrowing capacity discussed above can be used through any combination of Alcoa’s two credit facilities or through additional indebtedness. The Company may draw on these facilities periodically to ensure working capital needs are met. See Note K to the Consolidated Financial Statements in this Form 10-Q and Note L to the Consolidated Financial Statements in Part II Item 8 of the 2019 Annual Report on Form 10-K for additional information related to Alcoa’s credit facilities.

In July 2020, ANHBV, a wholly-owned subsidiary of Alcoa Corporation, issued $750 aggregate principal amount of 2027 Notes in a private transaction exempt from the registration requirements of the Securities Act. The net proceeds of this issuance were approximately $736 reflecting a discount to the initial purchasers of the 2027 Notes as well as issuance costs. The Company intends to use the net proceeds for general corporate purposes, including adding cash to its balance sheet. The discount to the initial purchasers, as well as costs to complete the financing, was deferred and is being amortized to interest expense over the term of the 2027 Notes. Interest on the 2027 Notes is paid semi-annually in June and December, and will commence December 15, 2020.

Investing Activities

Cash used for investing activities was $50 in the 2020 nine-month period compared with $334 in the 2019 nine-month period, resulting in a favorable change in $284.

In the 2020 nine-month period, the use of cash was primarily attributable to capital expenditures of $242, composed of $208 in sustaining projects and $34 in return-seeking projects, partially offset by proceeds from the sale of assets of $198, primarily from the Gum Springs waste treatment facility.

In the 2019 nine-month period, the use of cash was largely attributable to $245 in capital expenditures, composed of $181 in sustaining projects and $64 in return-seeking projects, and additions to investments of $112, partially offset by proceeds from the sale of assets of $23.

Contractual Obligations

As permitted under the CARES Act, the Company is deferring approximately $200 of pension contributions, primarily for the U.S. plans, from 2020 to January 1, 2021. As a result, as of September 30, 2020, Alcoa’s minimum required contribution to defined benefit pension plans in 2020 is now estimated to be approximately $95, of which approximately $49 and $34 was contributed to U.S. and non-U.S. plans, respectively, during the 2020 nine-month period. Alcoa’s estimated minimum required contribution to defined benefit pension plans in 2021 is now estimated to be approximately $490. Under ERISA regulations, a plan sponsor that establishes a pre-funding balance by making discretionary contributions to a U.S. defined benefit pension plan may elect to apply all or a portion of this balance toward its minimum required contribution obligations to the related plan in future years. In 2021, management will consider making such election related to the Company’s U.S. plans. Management expects to have approximately $380 of pre-funding balance available to apply against the 2021 minimum required contributions, subject to change based on the year-end valuation.

In July 2020, ANHBV, a wholly-owned subsidiary of Alcoa Corporation, issued $750 aggregate principal amount of 2027 Notes in a private transaction exempt from the registration requirements of the Securities Act. As a result, as of September 30, 2020, Alcoa’s Interest related to total debt is expected to be $136 for 2020, $317 for the 2021-2022 period, $315 for the 2023-2024 period, and $301 thereafter for a combined total of $1,069. Further, contractual obligations related to Total debt after the July 2020 issuance is expected to be $1 for 2020, $80 for the 2021-2022 period, $752 for the 2023-2024 period, and $1,751 thereafter for a combined total of $2,584.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See the Derivatives and Other Financial Instruments section of Note M to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Alcoa Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the U.S. Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective as of September 30, 2020.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the third quarter of 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A global public health crisis, such as the ongoing coronavirus (COVID-19) pandemic, could adversely affect the Company’s business, financial condition, operating results, and cash flows.

In December 2019, there was an outbreak of a novel strain of coronavirus (COVID-19) in China that has since spread to nearly all regions of the world. The outbreak was subsequently declared a pandemic by the World Health Organization in March 2020. To date, the COVID-19 pandemic and preventative measures taken to contain or mitigate the outbreak have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas and significant disruption in economies and the financial markets both globally and in the United States.

Having global operations exposes the Company to the effects of a global public health crisis, such as the ongoing COVID-19 pandemic. The ultimate magnitude and duration of the COVID-19 pandemic is unknown. Uncertainty around the magnitude and duration of a global public health crisis can cause instability in the global markets and economies, affecting our business in a multitude of ways and in varying magnitudes. Although we are unable to predict the ultimate impact of the COVID-19 pandemic on our business, financial condition, sales, results of operations, cash flows, and market capitalization, if this global health threat persists, it could adversely affect:

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

The COVID-19 pandemic has resulted in certain negative impacts on the Company’s business, financial condition, operating results, and cash flows.  For example, due to the economic impacts of the COVID-19 pandemic, the restart at the Bécancour (Canada) smelter had been slowed at the end of the first quarter of 2020 but was safely and successfully completed during the third quarter of 2020. Additionally, COVID-19 has negatively impacted customer demand for value-add aluminum products as customers have reduced production levels in response to the economic impacts of the pandemic. This has resulted in lower margins on aluminum products as sales shift from value-add products to commodity-grade products. However, during the third quarter of 2020 value-add sales volume increased 11 percent compared with the second quarter of 2020, primarily due to increased demand from the automotive sector. Alcoa has experienced challenges from low metal prices during 2020; however, metal prices have recently been trending favorably. The Company has not experienced any significant interruption from its supply sources, and the Company’s locations have had minimal contractor- and employee-related disruptions to date.

Further or prolonged deterioration of adverse conditions could negatively impact our business, financial condition, sales, results of operations, cash flows, and/or market capitalization, and result in asset impairment charges, including long-lived assets or goodwill, or affect the realizability of deferred tax assets. The situation surrounding COVID-19 remains fluid, and given its inherent uncertainty, we expect the pandemic will continue to cause instability in the global markets and economies in the near term, particularly if there is an increase in COVID-19 cases globally and/or the locations in which Alcoa operates. The duration and magnitude of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, infection rates in areas where we operate, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, suppliers, joint venture partners, and equity method investments. Should these conditions persist for a prolonged period, the COVID-19 pandemic, including any of the above factors, and others that are currently unknown, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Third Quarter 2020	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
July 1 to July 31	-	$-	-	$150,000,000
August 1 to August 31	-	-	-	150,000,000
September 1 to September 30	-	-	-	150,000,000
Total	-	-	-

Item 4. Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this report.

Item 6. Exhibits.

10.1	Alcoa Corporation Non-Employee Director Compensation Policy, effective September 24, 2020

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.1	Mine Safety Disclosure

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alcoa Corporation

October 30, 2020	/s/ William F. Oplinger
Date	William F. Oplinger
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

October 30, 2020	/s/ Molly S. Beerman
Date	Molly S. Beerman
Senior Vice President and Controller
(Principal Accounting Officer)