Form 10-K
period 2020-12-31
Alcoa Corp
filed 2021-02-25
CIK 1675149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Yes  ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Large accelerated filer ☑       Accelerated filer ☐    Non-accelerated filer ☐          Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.          ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐   No ☑

The aggregate market value of the registrant’s voting stock held by non-affiliates at June 30, 2020 was approximately $2.1 billion, based on the closing price per share of Common Stock on June 30, 2020 of $11.24 as reported on the New York Stock Exchange.

As of February 19, 2021, there was 186,251,518 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

Documents incorporated by reference.

Part III of this Form 10-K incorporates by reference certain information from the registrant’s Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

Note on Incorporation by Reference

In this Form 10-K, selected items of information and data are incorporated by reference to portions of Alcoa Corporation’s Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders (Proxy Statement), which will be filed with the Securities and Exchange Commission within 120 days after the end of Alcoa Corporation’s fiscal year ended December 31, 2020. Unless otherwise provided herein, any reference in this Form 10-K to disclosures in the Proxy Statement shall constitute incorporation by reference of only that specific disclosure into this Form 10-K.

PART I

Item 1.  Business.

(dollars in millions, except per-share amounts, average realized prices, and average cost amounts)

The Company

Alcoa Corporation, a Delaware corporation, became an independent, publicly traded company on November 1, 2016, following its separation from (the Separation Transaction) its former parent company, Alcoa Inc. (ParentCo). “Regular-way” trading of Alcoa Corporation’s common stock began with the opening of the New York Stock Exchange (NYSE) on November 1, 2016 under the ticker symbol “AA.” Alcoa Corporation’s common stock has a par value of $0.01 per share. Alcoa Corporation’s principal executive office is located in Pittsburgh, Pennsylvania. In this report, unless the context otherwise requires, the terms “Alcoa,” the “Company,” “we,” “us,” and “our” refer to Alcoa Corporation and all subsidiaries consolidated for the purposes of its financial statements.

References herein to “ParentCo” refer to Alcoa Inc., a Pennsylvania corporation, and its consolidated subsidiaries through October 31, 2016, at which time it was renamed Arconic Inc. (Arconic) and since has been subsequently renamed Howmet Aerospace Inc.

Alcoa Corporation (previously known as Alcoa Upstream Corporation) was formed in Delaware in March 2016 for the purpose of holding ParentCo’s Bauxite, Alumina, Aluminum, Cast Products and Energy businesses, as well as ParentCo’s rolling mill operations in Warrick, Indiana, and 25.1% interest in the Ma’aden Rolling Company in the Kingdom of Saudi Arabia (Saudi Arabia). Alcoa Upstream Corporation was renamed Alcoa Corporation in connection with the Separation Transaction. Alcoa Corporation entered into certain agreements with ParentCo to implement the legal and structural separation between the two companies to govern the relationship between Alcoa Corporation and ParentCo after the completion of the Separation Transaction and allocate between Alcoa Corporation and ParentCo various assets, liabilities and obligations, including, among other things, employee benefits, environmental liabilities, intellectual property, and tax-related assets and liabilities.

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

Alcoa is a global company with direct and indirect ownership of 28 operating locations across nine countries. The Company’s operations consist of three reportable business segments: Bauxite, Alumina, and Aluminum. The Bauxite and Alumina segments primarily consist of a series of affiliated operating entities held in Alcoa World Alumina and Chemicals, a global, unincorporated joint venture between Alcoa and Alumina Limited (described below). The Aluminum segment consists of the Company’s aluminum smelting, casting, and rolling businesses, along with the majority of the energy production business.

Aluminum, as an element, is abundant in the earth’s crust, but a multi-step process is required to make aluminum metal. Aluminum metal is produced by refining alumina oxide from bauxite into alumina, which is then smelted into aluminum and can be cast and rolled into many shapes and forms. Aluminum is a commodity traded on the London Metal Exchange (LME) and priced daily. Alumina, an intermediary product, is subject to market pricing through the Alumina Price Index (API). As a result, the prices of both aluminum and alumina are subject to significant volatility and, therefore, influence the operating results of Alcoa.

Business Strategy

In October 2019, the Company announced several strategic actions to drive lower costs and sustainable profitability. These announced actions included a new operating model, realigning the operating portfolio over the following five years through a review of 1.5 million metric tons of smelting capacity and 4 million metric tons of refining capacity, and the sale of non-core assets over the following twelve to eighteen month period with the goal of generating $500 to $1,000. After the portfolio transformation, the Company expects to be the lowest emitter of carbon dioxide among all global aluminum companies, per ton of emissions in both smelting and refining, and aims to move its aluminum portfolio to a first quartile cost position. In addition, Alcoa anticipates that up to 85 percent of its smelting portfolio will be powered by renewable energy, building upon the Company’s existing sustainability profile and in support of its strategic priority to “advance sustainably.”

The new operating model, effective November 1, 2019, resulted in a leaner, more integrated, operator-centric organization. With a streamlined executive team which eliminated the business unit structure, the model increased connectivity between the Company’s operations and leadership, consolidated sales, procurement and other commercial capabilities at an enterprise level, and reduced overhead. The Company realized $60 in annual savings beginning in the second quarter of 2020.

For the portfolio review, the Company placed 1.5 million metric tons of aluminum smelting capacity and 4 million metric tons of alumina refining capacity under review, considering opportunities for significant improvement, potential curtailments, closures, or divestitures. In 2020, the Company progressed its review of smelting and refining production capacity. See Part II Item 7 of this Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations under caption Business Update.

The Company met the target range for our non-core asset sales through the sale of our hazardous waste treatment business in Gum Springs, Arkansas that closed in January 2020 and our announced agreement to sell our Warrick rolling mill business in a sale expected to close by the end of the first quarter of 2021, subject to customary closing conditions.

The Company’s strategic priority to “advance sustainably” includes maintaining the Company’s social license to operate, reducing risks and improving profitability through product differentiation. In 2020, the Company launched the world’s first low-carbon alumina brand, achieved Aluminium Stewardship Initiative (ASI) certification for additional operating assets, and obtained ASI’s Chain of Custody certification for marketing our products.

Joint Ventures

Alcoa World Alumina and Chemicals (AWAC)

AWAC is an unincorporated global joint venture between Alcoa Corporation and Alumina Limited, a company incorporated under the laws of the Commonwealth of Australia and listed on the Australian Securities Exchange. AWAC consists of a number of affiliated entities that own, operate or have an interest in bauxite mines and alumina refineries, as well as an aluminum smelter, in seven countries. Alcoa Corporation owns 60% and Alumina Limited owns 40% of these entities, directly or indirectly, with such entities being consolidated by Alcoa Corporation for financial reporting purposes. The scope of AWAC generally includes the mining of bauxite and other aluminous ores; the refining, production, and sale of smelter grade and non-metallurgical alumina; and the production of certain primary aluminum products.

Alcoa provides the operating management for AWAC, which is subject to direction provided by the Strategic Council of AWAC. The Strategic Council consists of five members, three of whom are appointed by Alcoa (of which one is the Chair), and two of whom are appointed by Alumina Limited (of which one is the Deputy Chair). Matters are decided by a majority vote with certain matters requiring approval by at least 80% of the members, including: changes to the scope of AWAC; changes in the dividend policy; equity calls in aggregate greater than $1,000 in any year; sales of all or a majority of the AWAC assets; loans from AWAC companies to Alcoa or Alumina Limited; certain acquisitions, divestitures, expansions, curtailments or closures; certain related-party transactions; financial derivatives, hedges or swap transactions; a decision by AWAC entities to file for insolvency; and changes to pricing formula in certain offtake agreements which may be entered into between AWAC entities and Alcoa or Alumina Limited.

AWAC Operations

AWAC entities’ assets include the following interests:

•	100% of the bauxite mining, alumina refining, and aluminum smelting operations of Alcoa’s affiliate, Alcoa of Australia Limited (AofA);
•	100% of the Juruti bauxite deposit and mine in Brazil;
•	45% interest in Halco (Mining) Inc., a bauxite consortium that owns a 51% interest in Compagnie des Bauxites de Guinée (CBG), a bauxite mine in Guinea;
•	9.62% interest in the bauxite mining operations in Brazil of Mineração Rio Do Norte (MRN), a Brazilian company;
•	39.96% interest in the São Luís refinery in Brazil;
•	55% interest in the Portland, Australia smelter that AWAC manages on behalf of the joint venture partners;
•	25.1% interest in the mine and refinery in Ras Al Khair, Saudi Arabia;
•	100% of the refinery and alumina-based chemicals assets at San Ciprián, Spain;
•	100% interest in various assets formerly used for mining and refining in the Republic of Suriname (Suriname);
•	100% of the refinery assets at the closed facility in Point Comfort, Texas, United States; and
•	100% of Alcoa Steamship Company Inc., a company that procures ocean freight and commercial shipping services for Alcoa in the ordinary course of business.

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

Dividend Policy

AWAC will generally be required to distribute at least 50% of the prior calendar quarter’s net income of each AWAC entity, and certain AWAC entities will also be required to pay a distribution every three months equal to the amount of available cash above specified thresholds and subject to the forecast cash needs of the AWAC entity.

Leveraging Policy

Debt of AWAC is subject to a limit of 30% of total capital (defined as the sum of debt (net of cash) plus any minority interest plus shareholder equity). The AWAC joint venture has raised a limited amount of debt to fund growth projects as permitted under Alcoa’s revolving credit line, and in accordance with the joint venture partnership agreements.

Saudi Arabia Joint Venture

In December 2009, Alcoa entered into a joint venture with the Saudi Arabian Mining Company (Ma’aden), which was formed by the government of Saudi Arabia to develop its mineral resources and create a fully integrated aluminum complex in Saudi Arabia. Ma’aden is listed on the Saudi Stock Exchange (Tadawul). The complex includes a bauxite mine with a capacity of 4 million dry metric tons per year; an alumina refinery with a capacity of 1.8 million metric tons per year (mtpy); an aluminum smelter with a capacity of ingot, slab and billet of 740,000 mtpy; and a rolling mill with a capacity of 460,000 mtpy.

The joint venture is currently comprised of two entities: the Ma’aden Bauxite and Alumina Company (MBAC) and the Ma’aden Aluminium Company (MAC). Ma’aden owns a 74.9% interest in the MBAC and MAC joint venture. Alcoa owns a 25.1% interest in MAC, which holds the smelter; AWAC holds a 25.1% interest in MBAC, which holds the mine and refinery. In June 2019, the joint venture agreement was amended, transferring Alcoa’s 25.1% interest in the Ma’aden Rolling Company (MRC), which was previously part of the joint venture, to Ma’aden, among other things. See Part II Item 8 of this Form 10-K in Note C to the Consolidated Financial Statements. The refinery and smelter are located within the Ras Al Khair industrial zone on the east coast of Saudi Arabia.

Ma’aden and Alcoa Corporation have put and call options, respectively, whereby Ma’aden can require Alcoa Corporation to purchase from Ma’aden, or Alcoa Corporation can require Ma’aden to sell to Alcoa Corporation, a 14.9% interest in MBAC and MAC at the then fair market value. These options, if exercised, must be exercised for the full 14.9% interest in both entities. The amended joint venture agreement defines October 1, 2021 as the date after which Ma’aden and Alcoa Corporation can exercise their put and call options, respectively. The amended joint venture agreement further outlines that these options are exercisable for a period of six months after October 1, 2021.

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

Others

The Company is party to several other joint ventures and consortia. See additional details within each business segment discussion below.

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

CBG is a joint venture between Boké Investment Company (51%) and the Government of Guinea (49%) for the operation of a bauxite mine in the Boké region of Guinea. Boké Investment Company is owned 100% by Halco (Mining) Inc.; AWA LLC holds a 45% interest in Halco. AWA LLC is part of the AWAC group of companies and is ultimately owned 60% by Alcoa and 40% by Alumina Limited.

MRN is a joint venture between Alcoa Alumínio (8.58%), AWA Brasil (4.62%) and AWA LLC (5%), each a subsidiary of Alcoa, and affiliates of Rio Tinto (12%), Companhia Brasileira de Alumínio (10%), Vale S.A. (Vale) (40%), South32 (14.8%), and Norsk Hydro (5%) for the operation of a bauxite mine in Porto Trombetas in the state of Pará in Brazil. AWA Brasil and AWA LLC are part of the AWAC group of companies and are ultimately owned 60% by Alcoa and 40% by Alumina Limited.

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

ElysisTM Limited Partnership (ElysisTM) is a joint venture between the wholly-owned subsidiaries of Alcoa (48.235%) and Rio Tinto (48.235%), respectively, and Investissement Québec (3.53%), a company wholly-owned by the Government of Québec, Canada. The purpose of ElysisTM is to advance larger scale development and commercialization of its patent-protected technology that produces oxygen and eliminates all direct greenhouse gas emissions from the traditional aluminum smelting process.

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

Manicouagan Power Limited Partnership (Manicouagan) is a joint venture between affiliates of Alcoa and Hydro-Québec. Manicouagan owns and operates the 335 megawatt McCormick hydroelectric project, which is located on the Manicouagan River in the Province of Québec, Canada. Alcoa owns 40% of the joint venture.

Bauxite

This segment consists of the Company’s global bauxite mining operations. Bauxite is the principal raw material used to produce alumina and contains various aluminum hydroxide minerals, the most important of which are gibbsite and boehmite. Bauxite is refined using the Bayer process, the principal industrial chemical process for refining bauxite to produce alumina, a compound of aluminum and oxygen that is the raw material used by smelters to produce aluminum metal. Bauxite is Alcoa’s basic raw material input for its alumina refining process. The Company obtains bauxite from its own resources and from those belonging to AWAC, located in the countries listed in the table below, as well as pursuant to both long-term and short-term contracts and mining leases. Tons of bauxite are reported on a zero-moisture basis as dry metric tons unless otherwise stated.

Alcoa processes most of the bauxite that it mines into alumina and sells the remainder to third parties. In 2020, Alcoa-operated mines produced 41.1 million dmt and mines operated by partnerships in which Alcoa and AWAC have equity interests produced 6.9 million dmt on a proportional equity basis, for a total Company bauxite production of 48.0 million dmt.

Based on the terms of its bauxite supply contracts, the amount of bauxite AWAC purchases from its minority-owned joint ventures MRN and CBG differ from its proportional equity in those mines. Therefore, in 2020, Alcoa had access to 48.7 million dmt of production from its portfolio of bauxite interests and sold 6.5 million dmt of bauxite to third parties; 42.2 million dmt of bauxite was delivered to Alcoa and AWAC refineries.

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

Bauxite Resource and Reserve Development Guidelines

The Company has access to large bauxite deposit areas with mining rights that extend in many cases more than 15 years from the date of this report. For purposes of evaluating the amount of bauxite that will be available to supply its refineries, the Company considers both estimates of bauxite resources as well as calculated bauxite reserves. “Bauxite resources” are deposits for which tonnage, densities, shape, physical characteristics, grade and mineral content can be estimated with a reasonable level of confidence (based on the amount of exploration sampling and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes), such that there are reasonable prospects for economic extraction. “Bauxite reserves” represent the part of resource deposits that can be economically mined to supply alumina refineries, and include diluting materials and allowances for losses, which may occur when the material is mined. Appropriate assessments and studies have been carried out to define the reserves, and include consideration of and modification by realistically assumed mining, metallurgical, economic, marketing, legal, environmental, social and governmental factors. Alcoa employs a conventional approach (including additional drilling with successive tightening of the drilling grid) with customized techniques to define and characterize its various bauxite deposit types allowing the Company to confidently establish the extent of its bauxite resources and their ultimate conversion to reserves.

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

Bauxite Interests, Share of Reserves and Annual Production1

Country	Project	Owners’ Mining Rights (% Entitlement)	Expiration Date of Mining Rights	Probable Reserves[2] (million dmt)	Proven Reserves[2] (million dmt)	Available Alumina Content (%) A.Al2O3	Reactive Silica Content (%) R.SiO2	2020 Annual Production (million dmt)	Ore Reserve Design Factors
Australia	Darling Range Mines ML1SA	Alcoa of Australia Limited (AofA) (100%)	2024	95.8	43.2	32.0	1.0	34.8	• A.Al2O3 ≥ 27.5% • R.SiO2 ≤ 3.5% • Minimum mineable thickness 1.5m • Minimum bench widths of 45m
Brazil	Poços de Caldas	Alcoa Alumínio S.A. (Alcoa Alumínio)[3] (100%)	2031[4]	0.1	0.7	38.5	4.0	0.2	• A.Al2O3 ≥ 30% • R.SiO 2 ≤ 7%
	Juruti RN101, RN102 RN103, RN104, RN107, #34	Alcoa World Alumina Brasil Ltda. (AWA Brasil) (100%)	2100[4]	41.3	51.8	47.2	3.3	6.1	• A.Al2O3 ≥ 35% • R.SiO2 ≤ 10% • Wash Recovery: ≥ 30% • Overburden /Ore (m/m) = 10/1

Equity Interests:
Brazil	Trombetas	Mineração Rio do Norte S.A. (MRN) (18.2%)	2046[4]	0.5	3.4	48.2	5.6	2.1	• A.Al2O3 ≥ 46% • R.SiO2 ≤ 7% • Wash Recovery: ≥ 30%
Guinea	Boké	Compagnie des Bauxites de Guinée (CBG) (22.95%)	2038	8.6	82.4	Tal2O3 47.2	TsiO2 2.0	3.6	• A.Al2O3 ≥ 44% • R.SiO 2 ≤ 10% • Minimum mineable thickness 2m • Smallest Mining Unit size (SMU) 50m x 50m
Saudi Arabia	Al Ba’itha	Ma’aden Bauxite & Alumina Company (MBAC) (25.1%)	2037	30.8	15.2	TAA 48.2	TsiO2 9.3	1.2

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

Qualifying statements relating to the table above:

Australia—Darling Range Mines: Huntly and Willowdale are the two active AWAC mines in the Darling Range of Western Australia that supply bauxite to three local AWAC alumina refineries. They operate within ML1SA, the mineral lease issued by the State of Western Australia to Alcoa’s majority-owned subsidiary, AofA. The ML1SA lease encompasses a gross area of 712,881 hectares (including private land holdings, state forests, national parks and conservation areas) in the Darling Range and extends from east of Perth to east of Bunbury (ML1SA Area). The ML1SA lease provides AofA with various rights, including certain exclusivity rights to explore for and mine bauxite, rights to deny third party mining tenements in limited circumstances, rights to mining leases for other minerals in the ML1SA Area, and the right to prevent certain governmental actions from interfering with or prejudicially affecting the rights of AofA. The ML1SA lease term extends to 2024 and can be renewed for an additional 21-year period to 2045. The above-declared reserves are current as of December 31, 2020. The amount of reserves reflects the total AWAC share. Additional resources are routinely upgraded by additional exploration and development drilling to reserve status.

Brazil—Poços de Caldas: The above-declared reserves are current as of December 31, 2020. Tonnage is total Alcoa share. Additional resources are being upgraded to reserves as needed.

Brazil—Juruti RN101, RN102, RN103, RN104, RN107, #34: The above-declared reserves are current as of December 31, 2020. All reserves are on the Capiranga Plateau in mineral claim areas RN101, RN102, RN103, RN104, RN107, #34, within which Alcoa has operating licenses issued by the state. Declared reserves are total AWAC share. Declared reserve tonnages and the annual production tonnage are washed and unwashed product tonnages. The Juruti mine’s operating licenses are periodically renewed.

Brazil—Trombetas-MRN: The above-declared reserves are as of December 31, 2020. Declared and annual production tonnages reflect the total for Alcoa Alumínio and AWAC shares (18.2%). Declared tonnages are washed product tonnages.

Guinea—Boké-CBG: The above-declared reserves are based on export quality bauxite reserves and are current as of December 31, 2020. Declared tonnages reflect only the AWAC share of CBG’s reserves. Annual production tonnage is reported based on AWAC’s 22.95% share. Declared reserves quality is reported based on total alumina content (Tal2O3) and total silica (TsiO2) because CBG export bauxite is sold on this basis. Additional resources are being routinely drilled and modeled to upgrade to reserves as needed.

Saudi Arabia—Al Ba’itha: The Al Ba’itha Mine began production during 2014 and production was increased in 2016. Declared reserves are as of December 31, 2020. The declared reserves are located in the South Zone of the Az Zabirah Bauxite Deposit. The reserve tonnage in this declaration is AWAC share only (25.1%).

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

We expect to complete the process of moving the Willowdale mining operations in 2021.

Brazil—Poços de Caldas. Closest town is Poços de Caldas, MG, Brazil.	Mine locations are accessed by road. Ore transport to the refinery is by road.	Alcoa

Mining licenses from
the Government of Brazil and Minas Gerais. Company claims and third- party leases. Operation license expires in 2022 but can be extended subject to meeting any applicable conditions.

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

Mine and port facilities are operating. We expect to complete the process of moving the Juruti mining operations in 2022.

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

Alumina

This segment consists of the Company’s worldwide refining system, which processes bauxite into alumina. Alcoa’s alumina sales are made to customers all over the world and are typically priced by reference to published spot market prices. The Company’s largest customer for smelter grade alumina is its own aluminum smelters, which in 2020 accounted for approximately 31% of its total alumina shipments. A small portion of the alumina is sold to third-party customers who process it into industrial chemical products. This segment also includes AWAC’s 25.1% share of MBAC.

The Company primarily sells alumina through fixed price spot sales and contracts containing two pricing components: (1) the API price basis, and (2) a negotiated adjustment basis that takes into account various factors, including freight, quality, customer location, and market conditions. In 2020, approximately 95% of the Company’s smelter grade alumina shipments to third parties were sold on a fixed price spot basis or adjusted API price basis.

Alcoa’s alumina refining facilities and its worldwide alumina capacity stated in metric tons per year (mtpy) are shown in the following table:

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

As of December 31, 2020, Alcoa had approximately 214,000 mtpy of idle capacity relative to total Alcoa consolidated capacity of 12,759,000 mtpy. The 214,000 mtpy of idle capacity is at the Poços de Caldas facility as a result of the full curtailment of the Poços de Caldas smelter.

In October 2019, the Company announced a five-year review of our production assets that includes a range of potential outcomes for these facilities, including significantly improved competitive positioning, curtailment, closure, or divestiture. The review includes 4 million metric tons of global refining capacity, of which 2,305,000 mtpy of capacity has been permanently closed since the announced review (Point Comfort refinery, Texas). See Part II Item 8 of this Form 10-K in Note D to the Consolidated Financial Statements for additional information.

Aluminum

This segment currently consists of (i) the Company’s worldwide smelting and casthouse system, (ii) a portfolio of energy assets in Brazil, Canada, and the United States, and (iii) a rolling mill located at Warrick Operations (Warrick Rolling Mill), an integrated aluminum manufacturing site near Evansville, Indiana (Warrick Operations) in the United States. The smelting operations produce molten primary aluminum, which is then formed by the casting operations into either common alloy ingot (e.g., t-bar, sow, standard ingot) or into value-add ingot products (e.g., foundry, billet, rod, and slab). The energy assets supply power to external customers in Brazil, and, to a lesser extent, in the United States, and internal customers within the Aluminum segment (Baie Comeau (Canada) smelter and Warrick (Indiana) smelter and rolling mill) and the Alumina segment (Brazilian refineries). The Company has entered into an agreement to sell the Warrick Rolling Mill, which produces aluminum sheet primarily for the production of aluminum cans, to Kaiser Aluminum Corporation (Kaiser). The sale is expected to close by the end of the first quarter of 2021, subject to customary closing conditions. This segment also includes Alcoa’s 25.1% share of MAC, the smelting joint venture company in Saudi Arabia.

Smelting and Casting Operations

Contracts for primary aluminum vary widely in duration, from multi-year supply contracts to spot purchases. Pricing for primary aluminum products is typically comprised of three components: (i) the published LME aluminum price for commodity grade P1020 aluminum, (ii) the published regional premium applicable to the delivery locale and (iii) a negotiated product premium that accounts for factors such as shape and alloy.

Alcoa’s primary aluminum facilities and its global smelting capacity stated in metric tons per year (mtpy) are shown in the following table:

Country	Facility	Nameplate Capacity[1] (000 mtpy)	Alcoa Corporation Consolidated Capacity[1] (000 mtpy)
Australia	Portland	358	197
Brazil	Poços de Caldas[2]	N/A	N/A
	São Luís (Alumar)	447	268
Canada	Baie Comeau, Québec	280	280
	Bécancour, Québec	413	310
	Deschambault, Québec	260	260
Iceland	Fjarðaál	344	344
Norway	Lista	94	94
	Mosjøen	188	188
Spain	San Ciprián	228	228
United States	Massena West, NY	130	130
	Ferndale, WA (Intalco)	279	279
	Wenatchee, WA	146	146
	Evansville, IN (Warrick)	269	269
TOTAL		3,436	2,993

Equity Interests:
Country	Facility	Nameplate Capacity[1] (000 mtpy)	Alcoa Corporation Consolidated Capacity[1] (000 mtpy)
Saudi Arabia	Ras Al Khair (MAC)	740	186

[1]

Nameplate Capacity is an estimate based on design capacity and normal operating efficiencies and does not necessarily represent maximum possible production. Alcoa Corporation’s consolidated capacity is its share of Nameplate Capacity based on its ownership interest in the respective smelter.

[2]	The Poços de Caldas facility is a casthouse and does not include a smelter.

As of December 31, 2020, the Company had approximately 831,000 mtpy of idle smelting capacity relative to total Alcoa consolidated capacity of 2,993,000 mtpy. The idle capacity includes 230,000 mtpy at the Intalco smelter in Ferndale, Washington which was curtailed in 2020 and 49,000 mtpy of earlier-curtailed capacity. The Alumar and Wenatchee smelters have been fully curtailed since 2015, and the Portland smelter has 30,000 mtpy of idle capacity. The smelter at Warrick Operations, which is dedicated to supplying the Warrick Rolling Mill, has 108,000 mtpy of idle capacity.

The Company’s announced five-year review of our production assets includes 1.5 million metric tons of smelting capacity. The curtailment of the Intalco smelter reduced the target by 279,000 metric tons.

On October 8, 2020, the Company made the decision to curtail the 228,000 metric tons of uncompetitive annual smelting capacity at the San Ciprián smelter in Spain. The decision followed a four-month consultation process with the Spanish Works Council and unsuccessful negotiations during a potential sale process. On October 4, 2020, the labor force at both the refinery and the aluminum facilities at San Ciprián initiated a strike. Following Alcoa’s announcement to curtail the San Ciprián smelter, the workers’ representatives challenged the collective dismissal process in a legal proceeding before the

High Court of Justice of Galicia, which ruled in favor of the workers on December 17, 2020. As a result, the Company suspended its plans to curtail the San Ciprián smelter. On January 22, 2021, the Company reached agreement with the workers’ representatives to suspend the strike. As part of the agreement, the Company agreed to conduct a sale process to sell the smelter to a Spanish government owned entity.

See Part II Item 8 of this Form 10-K in Note D to the Consolidated Financial Statements for additional information.

Rolling Operations

The Aluminum segment’s rolled products business consists solely of the Company’s rolling mill operations in Warrick, Indiana, which produces aluminum sheet. Alcoa’s rolled products business has the capability of participating in several market segments, including beverage can sheet, food can sheet, lithographic sheet, and industrial products. The term Rigid Container Sheet (RCS) is commonly used for both beverage and food can sheet. RCS includes the material used to produce the body of beverage containers (body stock), the lid of beverage containers (end stock and tab stock), the material to produce food can body and lids (food stock), and the material to produce aluminum bottles (bottle stock) and bottle closures (closure sheet).

In 2020, our Warrick Rolling Mill produced and sold 305,900 metric tons of RCS and industrial products to customers in North America. The majority of its sales were coated RCS products (food stock, beverage end and tab stock). Can sheet demand is a function of consumer demand for beverages and food in aluminum packaging, and seasonal increases in can sheet sales are generally expected in the second and third quarters of the year.

On November 30, 2020, the Company entered into an agreement to sell the Warrick Rolling Mill located at Warrick Operations, to Kaiser for total consideration of approximately $670, which includes $587 in cash and the assumption of $83 in other postretirement benefit liabilities. The sale is expected to close by the end of the first quarter of 2021, subject to customary closing conditions. See Part II Item 8 of this Form 10-K in Note C to the Consolidated Financial Statements for additional information.

Energy Facilities and Sources

Energy comprises approximately 21% of the Company’s total alumina refining production costs. Electric power comprises approximately 26% of the Company’s primary aluminum production costs.

Electricity markets are regional and are limited in size by physical and regulatory constraints, including the physical inability to transport electricity efficiently over long distances, the design of the electric grid, including interconnections, and the regulatory structure imposed by various federal and state entities.

Electricity contracts may be short-term (real-time or day ahead) or years in duration, and contracts can be executed for immediate delivery or years in advance. Pricing may be fixed, indexed to an underlying fuel source or other index such as LME, cost-based or based on regional market pricing. In 2020, Alcoa generated approximately 10% of the power used at its smelters worldwide and generally purchased the remainder under long-term arrangements.

The following table sets forth the electricity generation capacity and 2020 generation of facilities in which Alcoa Corporation has an ownership interest. See also the Joint Ventures section above.

Country	Facility	Alcoa Corporation Consolidated Capacity (MW)	2020 Generation (MWh)
Brazil	Barra Grande	152	816,639
	Estreito	157	1,070,880
	Machadinho	119	1,348,931
	Serra do Facão	60	266,607
Canada	Manicouagan	133	1,163,891
United States	Warrick	657	3,760,925
TOTAL		1,278	8,427,873

The figures in this table are presented in megawatts (MW) and megawatt hours (MWh), respectively.

Each facility listed above generates hydroelectric power except the Warrick facility, which generates substantially all of the power used by the Warrick smelting and rolling facilities from the co-located Warrick power plant using coal purchased from third parties at nearby coal reserves. During 2020, approximately 31% of the capacity from the Warrick power plant was sold into the market under its current operating permits. Alcoa Power Generating Inc., a subsidiary of the Company, also owns certain Federal Energy Regulatory Commission (FERC)-regulated transmission assets in Indiana, Tennessee, New York, and Washington.

The consolidated capacity of the Brazilian energy facilities shown above in megawatts (MW) is the assured energy, representing approximately 52% of hydropower plant nominal capacity. Since May 2015 (after curtailment of the Poços de Caldas and São Luís smelters in Brazil), the excess generation capacity from the Brazilian hydroelectric facilities has been sold into the market.

Manicouagan Power Limited Partnership (Manicouagan) is a joint venture between affiliates of Alcoa Corporation and Hydro-Québec. Manicouagan owns and operates the 335 megawatt McCormick hydroelectric project, which is located on the Manicouagan River in the Province of Québec.

Below is an overview of our external energy for our smelters and refineries.

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

Intalco, Washington

Prior to the curtailment of the Intalco smelter, all power requirements of the smelter were purchased from the market.

Massena, New York (Massena West)

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

Western Australia

AofA uses gas to co-generate steam and electricity for its alumina refining processes at the Kwinana, Pinjarra and Wagerup refineries. In 2015, AofA secured a significant portion of gas supplies to 2032, covering more than 95% of the refineries’ gas requirements through 2023 and decreasing percentages thereafter. In 2020, AofA contracted for additional gas supplies starting in 2024. On a combined basis, these gas supply arrangements are expected to cover more than 80% of the refineries’ gas requirements through 2027.

Europe

San Ciprián, Spain

Alcoa’s smelter at San Ciprián, Spain, purchases electricity under a bilateral spot power contract that expires June 30, 2021.

Alcoa participates in a demand response program in Spain, agreeing to reduce usage of electricity for a specific period of time, in return for compensation, which allows the utility or grid operator to divert electricity during times of peak demand. These rights are allocated through an auction process, the last occurring in December 2019, where Alcoa secured 325MW of interruptibility rights for the period of January to June 2020; this program was not in effect for the second half of 2020.

Lista and Mosjøen, Norway

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

Iceland

Landsvirkjun, the Icelandic national power company, supplies competitively priced electricity to Alcoa’s Fjarðaál smelter in eastern Iceland under a 40-year power contract, which will expire in 2047 with price renegotiation effective from 2027.

Spain

In 2020, natural gas was supplied to the San Ciprián, Spain, alumina refinery pursuant to three supply contracts with BP, Endesa and Naturgy; the BP and Endesa contracts expired during 2020. In 2021, the refinery’s natural gas requirements will be supplied pursuant to two supply contracts, with Naturgy expiring in June 2021 and December 2021, respectively, and one supply contract with UFG (ENI group) expiring in December 2021.

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

For each metric ton (mt) of alumina produced, Alcoa consumes the following amounts of the identified raw material inputs (approximate range across relevant facilities):

Raw Material	Units	Consumption per mt of Alumina
Bauxite	mt	2.2 – 3.6
Caustic soda	kg	60 – 100
Electricity	kWh	200 to 260 total consumed (0 to 230 imported)
Fuel oil and natural gas	GJ	6.2 – 12.2
Lime (CaO)	kg	6 – 60

For each metric ton of aluminum produced, Alcoa consumes the following amounts of the identified raw material inputs (approximate range across relevant facilities):

Raw Material	Units	Consumption per mt of Primary Aluminum
Alumina	mt	1.92 ± 0.02
Aluminum fluoride	kg	17.1 ± 5.0
Calcined petroleum coke	mt	0.37 ± 0.05
Cathode blocks	mt	0.005 ± 0.002
Electricity	kWh	13,100 – 16,500
Liquid pitch	mt	0.10 ± 0.03
Natural gas	mcf	3.0 ± 1.0

Certain aluminum produced includes alloying materials. Because of the number of different types of elements that can be used to produce various alloys, providing a range of such elements would not be meaningful. With the exception of a very small number of internally used products, Alcoa produces its aluminum alloys in adherence to an Aluminum Association (of which Alcoa is an active member) standard, which uses a specific designation system to identify alloy types. In general, each alloy type has a major alloying element other than aluminum but will also include lesser amounts of other constituents.

Competition

Alcoa is subject to highly competitive conditions in all aspects of the aluminum supply chain in which it competes. Our business segments operate in close proximity to our broad, worldwide customer base, enabling us to meet customer demand in key markets in North America, South America, Europe, the Middle East, Australia, and China. Alcoa’s competitive position depends, in part, on the Company’s access to an economical power supply to sustain its operations in various countries, in particular for its aluminum smelting operations.

We compete with a variety of both U.S. and non-U.S. companies in all major markets across the aluminum supply chain. Competitors include bauxite miners who supply to the third-party bauxite market, active alumina suppliers, refiners and producers, commodity traders, aluminum producers, RCS producers, and producers of alternative materials such as steel, titanium, copper, carbon fiber, composites, plastic and glass.

We continue to enhance the sustainability of our products and are well positioned to add value for our customers by offering a family of sustainable products. By having an integrated aluminum value chain, we are able to deliver our SustanaTM product line, which includes: EcoSource™, the world’s first and only low-carbon alumina brand; Ecolum™, a primary aluminum with no more than 4.0 mt of CO2e per ton of aluminum produced, including indirect and direct emissions, from the entire production process; and EcoDura™, an aluminum product produced with a minimum of 50% recycled content, using significantly less energy than what it takes to produce only virgin aluminum. These products position us to offer a sustainable option to our customers interested in improving their environmental footprint.

Competitive advantages specific to each business segment are detailed below.

Bauxite:

We are among the world’s largest bauxite miners, with best practices in efficient mining operations and sustainability. The majority of bauxite mined globally is converted to alumina for the production of aluminum. Alcoa’s bauxite is used both to supply internal consumption in our alumina refineries as well as in sales through our third-party bauxite business to meet growing demand. The third-party market for metallurgical grade bauxite is growing quickly as global demand for bauxite increases—particularly in China.

Our principal competitors in the third-party bauxite market include Rio Tinto and multiple suppliers from Guinea, Australia, Indonesia, and Brazil, among other countries. We compete largely based on bauxite quality, price and proximity to customers, as well as long-term bauxite resources in strategic bauxite mine locations, including Australia, Brazil, and Guinea, which is home to the world’s largest reserves of high-quality metallurgical grade bauxite. Our high-quality bauxite is mined responsibly and reliably, thereby reducing supply chain risk for any downstream user.

Alumina:

We are the world’s largest alumina producer outside of China and operate competitive, efficient assets across our refining, aluminum smelting, and casting portfolios. The alumina market is global and highly competitive, with many active suppliers, producers, and commodity traders. Our main competitors in the third-party alumina market are Aluminum Corporation of China, South32 Limited, Hangzhou Jinjiang Group, Rio Tinto and Norsk Hydro ASA. In recent years, there has been significant growth in alumina refining in China and India. The majority of our product is sold in the form of smelter grade alumina.

Key factors influencing competition in the alumina market include cost position, price, reliability of bauxite supply, quality and proximity to customers and end markets. We had an average cost position in the first quartile of global alumina production in 2020, in part attributable to our deep technical expertise and sophistication in refining technology and process automation. Our refineries are strategically located next to low cost bauxite mines, and our alumina refineries are tuned to maximize efficiency with the bauxite qualities from these internal mines. In addition to these refining efficiencies, vertical integration affords a stable and consistent long-term supply of bauxite to our refining portfolio.

Aluminum:

In our Aluminum segment, competition is dependent upon the type of product we are selling.

The market for primary aluminum is global, and demand for aluminum varies widely from region to region. We compete with commodity traders, such as Glencore, Trafigura, J. Aron and Gerald Group, and aluminum producers such as Emirates Global Aluminum, Norsk Hydro, Rio Tinto, Century Aluminum, Vedanta Aluminum Ltd., and United Company RUSAL Plc.

The aluminum industry is highly competitive. Several of the most critical competitive factors in our industry are product quality, production costs (including source and cost of energy), price, access and proximity to raw materials, customers and end markets, timeliness of delivery, customer service (including technical support), product innovation, and breadth of offerings. Where aluminum products compete with other materials, the diverse characteristics of aluminum are also a significant factor, particularly its light weight, strength and recyclability.

The strength of our position in the primary aluminum market is largely attributable to: our integrated supply chain; long-term energy arrangements, which allow us to continually reduce production costs; the ability of our casthouses to provide customers with a diverse product portfolio in terms of shapes and alloys; and our decreasing demand for fossil fuels, as approximately 78% of the aluminum smelting portfolio operated by the Company ran on renewable power sources in 2020. The Company intends to continue to focus on optimizing capacity utilization.

Patents, Trade Secrets and Trademarks

The Company believes that its domestic and international patent, trade secret and trademark assets provide it with a significant competitive advantage. The Company’s rights under its intellectual property, as well as the technology and products made and sold under them, are important to the Company as a whole and, to varying degrees, important to each business segment. Alcoa’s business as a whole is not, however, materially dependent on any single patent, trade secret or trademark. As a result of product development and technological advancement, the Company continues to pursue patent protection in jurisdictions throughout the world. As of December 31, 2020, Alcoa’s worldwide patent portfolio consisted of approximately 620 granted patents and 240 pending patent applications. The Company also has a number of domestic and international registered trademarks that have significant recognition within the markets that are served, including the name “Alcoa” and the Alcoa symbol.

In connection with the Separation Transaction, Alcoa Corporation and ParentCo entered into certain intellectual property license agreements that provide for a license of certain patents, trademarks and know-how from ParentCo or Alcoa Corporation, as applicable, to the other, on a perpetual, royalty-free, non-exclusive basis, subject to certain exceptions.

Government Regulations and Environmental Matters

Alcoa’s global operations subject it to compliance with various types of government laws and regulations which often provide discretion to government authorities and could be interpreted, applied, or modified in ways to make the Company’s operations or compliance activities more costly. These laws and regulations include those relating to health and safety (including those promulgated in response to the ongoing COVID-19 pandemic), competition, data privacy and security, environmental compliance, and trade, such as tariffs or other import or export restrictions that may increase the cost of raw material or cross-border shipments and impact our ability to do business with certain countries or individuals. For a discussion of the risks associated with certain applicable laws and regulations, see Part I Item 1A of this Form 10-K. For additional information on the financial impact of trade regulations, see Part II Item 7 of this Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations under caption Business Update—Section 232 Tariffs.

Alcoa is subject to extensive federal, state/provincial and local environmental laws and regulations, in the U.S. and abroad, including those relating to the release or discharge of materials into the air, water and soil, waste management, pollution prevention measures, the generation, storage, handling, use, transportation and disposal of hazardous materials, the exposure of persons to hazardous materials, and greenhouse gas emissions. We participate in environmental assessments and cleanups at approximately 60 locations, which include currently owned or operated facilities and adjoining properties, previously owned or operated facilities and adjoining properties, and waste sites, such as U.S. Superfund (Comprehensive Environmental Response, Compensation and Liability Act (CERCLA)) sites. In 2020, capital expenditures for new or expanded facilities for environmental control were approximately $90 and approximately $135 is expected in 2021. See Part II Item 8 of this Form 10-K in Note S to the Consolidated Financial Statements under caption Contingencies for additional information.

Human Capital Resources

Our core values – Act with Integrity, Operate with Excellence, and Care for People – guide us as a company, including our approach to human capital management. We are on a mission to strengthen our culture where people are treated with dignity and respect, and our core values drive everyday decisions. We believe that our people are our greatest asset. The success and growth of our business depend in large part on our ability to attract, develop and retain a diverse population of talented, qualified and highly skilled employees at all levels of our organization, including the individuals who comprise our global workforce, our executive officers and other key personnel.

Our Company policies, including the Code of Conduct, Harassment and Bullying Free Workplace Policy, and EHS Vision, Values, Mission, and Policy, support our mission to advance our Company culture and core values. Alcoa maintains a Human Rights Policy that applies globally to the Company, its partnerships and other business associates, and is committed to abiding by international human rights principles encompassed in the Universal Declaration of Human Rights, the International Labor Organization’s Declaration on Fundamental Principles and Rights at Work, the United Nations Global Compact, and the United Nations Guiding Principles on Business and Human Rights.

Employees

As of December 31, 2020, Alcoa had approximately 12,900 employees in 16 countries. Approximately 9,200 of our global employees are covered by collective bargaining agreements with certain unions and varying expiration dates, including approximately 1,900 employees in the U.S., 1,700 employees in Europe, 1,400 employees in Canada, 1,600 employees in South America, and 2,600 employees in Australia. Approximately 1,700 U.S. employees are covered by a collective bargaining agreement in place with the United Steelworkers (USW). There are also U.S. collective bargaining agreements in place, with varying expiration dates, with the International Association of Machinists and Aerospace Workers (IAM) and the International Brotherhood of Electric Workers (IBEW).

In 2020, the Company completed the sale of its Gum Springs waste treatment facility in Arkansas and the curtailment of the Intalco smelter in Ferndale, Washington, which reduced the number of total employees by approximately 700.

Safety and Health

The safety and health of our employees, contractors, temporary workers, and visitors are our top priorities and key to our ability to attract and retain talent. We aspire to work safely, all the time, everywhere. We strive to foster a culture of hazard and risk awareness, the effective understanding and use of our safe systems of work, proactive incident reporting, and knowledge sharing to attain this goal.

Our systems are designed to prevent loss of life and serious injury at our locations. Our safety programs and systems include rigorous safety standards and controls, periodic risk-based audits, a formal and standardized process for investigating fatal and all serious injury potential incidents, management of critical risks and safety hazards, and efforts to eliminate hazards or implement controls to prevent and mitigate risks.

We document any incident that has the potential to cause a serious injury, and strive to maintain a culture of speaking up, where incidents are reported and ideas are shared. We have operating standards based on human performance, which teaches employees how to anticipate and recognize situations where errors are likely to occur, in order to allow us to predict, reduce, manage, and prevent fatalities and injuries. We integrate our temporary workers, contractors, and visitors into our safety programs and data through our OneAlcoa: United for Safety initiative.

Operational employees are required to take safety and health training that is determined by their specific roles, tasks, areas where they work, job functions and responsibilities. In 2020, all salaried employees were required to include a safety objective in their annual performance objectives. We believe having an individual safety objective empowers our employees to be more involved in creating our safety culture. To further support this, we have included a safety metric focused on reducing fatalities and serious injuries in our annual incentive program for the past several years.

See Part II Item 7 of this Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations under caption Business Update – Coronavirus for additional information on the health and safety protocols implemented by the Company for the protection of its workers during the COVID-19 pandemic.

Inclusion, Diversity, and Equality

We seek to provide a safe, respectful, and inclusive workplace that reflects the diversity of the communities in which we operate and makes Alcoa a desired employer. We seek to hire local candidates when possible and continue to focus on the diversity of our candidate pool.

We remain focused on advancing inclusion, diversity, and equality. As of December 31, 2020, women comprised approximately 15.6% of our global workforce. We are committed to achieving gender balance across Alcoa and are defining long-term actions to improve diversity and inclusion. To support these efforts, for the past several years, we have included a metric in our annual incentive plan focused on increasing the gender diversity of our global workforce.

In October 2020, we launched our Global Inclusion & Diversity Council of diverse leaders across the Company to support the execution of our inclusion and diversity strategy aimed at building an inclusive culture where employees feel valued, empowered, and respected. We offer several global resources and inclusion groups for our employees, including: AWARE – Alcoans working actively for racial-ethnic equality; EAGLE, our LGBT+ Equality inclusion group; and AWN – Alcoa Women’s Network.

Available Information

The Company’s internet website address is www.alcoa.com. Alcoa makes available free of charge on or through its website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the SEC). These documents can be accessed on the investor relations portion of our website www.alcoa.com/investors. This information can also be found on the SEC’s internet website, www.sec.gov. The information on the Company’s website is included as an inactive textual reference only and is not a part of, or incorporated by reference in, this Annual Report on Form 10-K.

Dissemination of Company Information

Alcoa Corporation intends to make future announcements regarding Company developments and financial performance through its website, www.alcoa.com, as well as through press releases, filings with the SEC, conference calls, and webcasts.

Information about our Executive Officers

The names, ages, positions and areas of responsibility of the executive officers of the Company as of the filing date of this Form 10-K are listed below.

Roy C. Harvey, 47, is President and Chief Executive Officer of Alcoa Corporation. He became Chief Executive Officer in November 2016 and assumed the role of President in May 2017. Mr. Harvey served as Executive Vice President of ParentCo and President of ParentCo’s Global Primary Products (GPP) division from October 2015 to November 2016. From June 2014 to October 2015, he was Executive Vice President, Human Resources and Environment, Health, Safety and Sustainability at ParentCo. Prior to that time, Mr. Harvey served as Chief Operating Officer, and was also Chief Financial Officer, for GPP at ParentCo. In addition to these roles, Mr. Harvey served in the roles of Director of Investor Relations and Director of Corporate Treasury at ParentCo. Mr. Harvey joined ParentCo in 2002 as a business analyst for the GPP division in Knoxville, Tennessee.

William F. Oplinger, 54, has served as Executive Vice President and Chief Financial Officer of Alcoa Corporation since November 2016. Mr. Oplinger served as Executive Vice President and Chief Financial Officer of ParentCo from April 1, 2013 to November 2016. Mr. Oplinger joined ParentCo in 2000, and through 2013 held key corporate positions in financial analysis and planning and also served as Director of Investor Relations. Mr. Oplinger also held principal positions in the ParentCo’s GPP division, including as Controller, Operational Excellence Director, Chief Financial Officer, and Chief Operating Officer.

Sonya Elam Harden, 56, has served as Executive Vice President and Chief External Affairs Officer of Alcoa Corporation since August 2020. In this role, Ms. Elam Harden is responsible for global government affairs, community relations, and sustainability, and she oversees the Alcoa Foundation. Ms. Elam Harden was the Interim Head of External Affairs of Alcoa Corporation from March 2020 through July 2020 and served as the Vice President, Government Affairs for the Western Hemisphere from November 2016 through July 2020. Prior to Alcoa Corporation’s separation from ParentCo, Ms. Elam Harden held various roles of increasing responsibility in communications, marketing, and government affairs at ParentCo, including as Director of Communications for the GPP division from November 2010 through October 2016 and as Director of Marketing from October 2009 to November 2010. Ms. Elam Harden initially joined ParentCo in 1989, and rejoined in 2001, after having left ParentCo in 1998.

Jeffrey D. Heeter, 55, has served as Executive Vice President and General Counsel of Alcoa Corporation since November 2016. In this role, Mr. Heeter has overall responsibility for the Company’s global legal, compliance, governance and security matters. He previously also served as the Secretary of Alcoa Corporation from November 2016 to December 2019. Mr. Heeter served as Assistant General Counsel and an Assistant Officer of ParentCo from 2014 to November 2016. Mr. Heeter was Group Counsel for the GPP division of ParentCo from 2010 to 2014. From 2008 to 2010, Mr. Heeter was General Counsel of Alcoa of Australia in Perth, Australia. Mr. Heeter joined ParentCo in 1998.

Tammi A. Jones, 41, has served as Executive Vice President and Chief Human Resources Officer of Alcoa Corporation since April 2020. Ms. Jones oversees all aspects of human resources management, including talent and recruitment, compensation and benefits, inclusion and diversity, training and development, and labor relations. Ms. Jones served as Vice President, Compensation and Benefits from January 2019 through March 2020 and was the Director, Organizational Effectiveness from April 2017 to December 2018. From April 2015 through March 2017, Ms. Jones served as Human Resources Director, Aluminum (GPP), and she served as Human Resources Director for ParentCo Wheels and Transportation Products from April 2013 to April 2015. Ms. Jones joined ParentCo in 2006 and held a variety of human resource positions at ParentCo, including Human Resources Director, Europe Building & Construction and Human Resources Director, UK and Ireland in ParentCo’s Building and Construction Systems division.

Benjamin D. Kahrs, 44, has served as Executive Vice President and Chief Innovation Officer of Alcoa Corporation since November 2019. Mr. Kahrs oversees the implementation of the new corporate operating model and the transformation of manufacturing capabilities, as well as the Company’s Technical Center and Research and Development (R&D), Global Shared Services, Information Technology, and Automated Solutions functions. He was Senior Vice President, Manufacturing Excellence and R&D from November 2018 through October 2019 and was Senior Vice President, Technology and Corporate Development from November 2016 to November 2018. Mr. Kahrs served as Vice President, Strategy and Technology of the GPP division of ParentCo from November 2015 to November 2016 and was Location Manager at the Point Comfort, Texas

facility from August 2012 to November 2015. Mr. Kahrs initially joined ParentCo in 1999, and rejoined in 2007, after having left ParentCo in 2004.

Timothy D. Reyes, 54, has served as Executive Vice President and Chief Commercial Officer of Alcoa Corporation since November 2019. In this role, he creates customer-focused commercial strategies and is responsible for business development and strategy. Mr. Reyes was previously President of Alcoa Corporation’s Aluminum business unit from March 2017 to November 2019. Mr. Reyes was President, Alcoa Cast Products from November 2016 until March 2017, when the aluminum smelting, cast products and rolled products businesses, along with the majority of the energy segment assets, were combined into a new Aluminum business unit. From January 2015 to November 2016, he served as President, Alcoa Cast Products of ParentCo. Prior to this time, Mr. Reyes was President of Alcoa Materials Management, a subsidiary of ParentCo, from September 2009 until December 2014, responsible for the commercial activities related to primary metals, alumina, and bauxite within ParentCo’s GPP division, and commodity price risk management and global transportation services for ParentCo. Mr. Reyes joined ParentCo in 1999.

John D. Slaven, 59, has served as Executive Vice President and Chief Operations Officer since November 2019. Mr. Slaven joined Alcoa Corporation in February 2019 as Executive Vice President and Chief Strategy Officer. In his current role, Mr. Slaven is responsible for the daily operations of the Company’s bauxite, alumina, and aluminum assets. From 2006 until 2019, Mr. Slaven was Partner and Managing Director at the Boston Consulting Group, a consulting firm, where he most recently led the North American Metals and Mining, Infrastructure and Public Transport practices. Prior to this time, from 2002 through early 2006, Mr. Slaven worked for ParentCo, where he implemented its Asia growth strategy, revitalized the Latin America business, and led ParentCo’s sales and marketing growth in Asia before returning to the U.S. to lead the corporate strategy, financial planning, and analysis functions.

Item 1A. Risk Factors.

There are inherent risks associated with Alcoa’s business and industry. In addition to the factors discussed elsewhere in this report, the following risks and uncertainties could have a material adverse effect on our business, financial condition or results of operations, including causing Alcoa’s actual results to differ materially from those projected in any forward-looking statements. The following list of significant risk factors is not all-inclusive or necessarily in order of importance. Additional risks and uncertainties not presently known to Alcoa or that Alcoa currently deems immaterial also may materially adversely affect us in future periods. See Part II Item 7 of this Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations under caption Forward-Looking Statements.

Commodity Risks

The aluminum industry and aluminum end-use markets are highly cyclical and are influenced by several factors, including global economic conditions.

The nature of the industries in which our customers operate causes demand for our products to be cyclical, creating potential uncertainty regarding future profitability. The demand for aluminum is sensitive to, and impacted by, demand for the finished goods manufactured by our customers in industries, such as the commercial construction, transportation, and automotive industries, which may change as a result of changes in the global economy, foreign currency exchange rates, energy prices or other factors beyond our control. The demand for aluminum is also highly correlated to economic growth, and we could be adversely affected by large or sudden shifts in the global inventory of aluminum and the resulting market price impacts. The Chinese market is a significant source of global demand for, and supply of, commodities, including aluminum. Industry overcapacity or a sustained slowdown in Chinese aluminum demand, or a significant slowdown in other markets, that is not offset by decreases in supply of aluminum or increased aluminum demand in emerging economies, such as India, Brazil, and several Southeast Asian countries, could have an adverse effect on the global supply and demand for aluminum and aluminum prices. In addition, changes in the aluminum market can cause changes in the alumina and bauxite markets, which could also materially affect our business, financial condition, or results of operations. As a result of these factors, our profitability is subject to significant fluctuation.

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

We could be materially adversely affected by declines in aluminum, alumina, and bauxite prices, including global, regional and product-specific prices.

The overall price of primary aluminum consists of several components: (i) the underlying base metal component, which is typically based on quoted prices from the LME; (ii) the regional premium, which comprises the incremental price over the base LME component that is associated with the physical delivery of metal to a particular region (e.g., the Midwest premium for metal sold in the United States); and (iii) the product premium, which represents the incremental price for receiving physical metal in a particular shape (e.g., coil, billet, slab, rod, etc.) and/or alloy. Each of the above three components has its own drivers of variability.

The LME price is typically driven by macroeconomic factors, global supply and demand of aluminum (including expectations for growth and contraction and the level of global inventories), and trading activity of financial investors. Furthermore, an imbalance in global supply and demand of aluminum, such as decreasing demand without corresponding supply declines, could have a negative impact on aluminum pricing. In 2020, cash LME pricing for aluminum experienced a significant amount of volatility, reaching a high of $2,054 per metric ton in December and a low of $1,420 per metric ton in April. High LME inventories could lead to a reduction in the price of aluminum and declines in the LME price have had a negative impact on our business, financial condition, and results of operations. Further, in recent years, LME rule changes have resulted in an increased minimum daily load-out rate and caps on warehouse charges. These rule changes, and any subsequent changes the exchange chooses to make, could impact the supply/demand balance in the primary aluminum physical market and may impact regional delivery premiums and LME aluminum prices. Regional premiums tend to vary based on the supply of and demand for metal in a particular region, associated transportation costs, and import tariffs. Product premiums generally are a function of supply and demand for a given primary aluminum shape and alloy combination in a particular region. Periods of industry overcapacity may also result in a weak aluminum pricing environment.

A sustained weak LME aluminum pricing environment, deterioration in LME aluminum prices, or a decrease in regional premiums or product premiums could have a material adverse effect on our business, financial condition, or results of operations. Similarly, our operating results are affected by significant lag effects of declines in key costs of production that are commodity or LME-linked.

Most of our alumina contracts contain two pricing components: (1) the API price basis, and (2) a negotiated adjustment basis that takes into account various factors, including freight, quality, customer location and market conditions. Because the API component can exhibit significant volatility due to market exposure, revenues associated with our alumina operations are exposed to market pricing.

Our third-party bauxite contracts vary in pricing structure and length, and can be impacted by changes in global aluminum and alumina bauxite market prices, as well as changes in bauxite quality.

Market-driven balancing of global aluminum supply and demand may be disrupted by non-market forces.

In response to market-driven factors relating to the global supply and demand of aluminum and alumina, we have curtailed or closed portions of our aluminum and alumina production capacity. Certain other industry producers have independently undertaken to reduce production as well. Reductions in production may be delayed or impaired by the terms of long-term contracts to buy energy or raw materials.

The impact of non-market forces on global aluminum industry capacity, such as political pressures or governmental policies in certain countries relating to employment, the environment, or maintaining or further developing industry self-sufficiency, may affect overall supply and demand in the aluminum industry. For example, Chinese excess capacity and increased exports from China of heavily subsidized aluminum products could materially disrupt world aluminum markets causing pricing deterioration. Industry overcapacity and the disruption on the market-driven balancing of the global supply and demand of aluminum, a resulting weak pricing environment and margin compression may adversely affect our business, financial condition and results of operations.

Our profitability could be adversely affected by increases in the cost of raw materials, or by significant lag effects of decreases in commodity, LME-linked or production costs.

Our business, financial condition and results of operations are affected by changes in the cost of raw materials, including energy, carbon products, caustic soda and other key inputs, as well as freight costs associated with transportation of raw materials to refining and smelting locations. We may not be able to fully offset the effects of higher raw material costs or energy costs through price increases, productivity improvements or cost reduction programs. Declines in the costs of alumina and energy during a particular period may not be adequate to offset sharp declines in metal price in that period. Increases in the cost of raw materials or decreases in input costs that are disproportionate to concurrent sharper decreases in the price of aluminum could have a material adverse effect on our operating results.

Our operations consume substantial amounts of energy and profitability may decline if energy costs rise or if energy supplies are interrupted or become uncertain.

Energy supply contracts for our operations vary in length and market exposure and could be negatively impacted by:

•	significant increases in spot electricity, fuel oil and/or natural gas prices;
•	unavailability of or interruptions in energy supply or unplanned outages due to droughts, hurricanes, wildfires, other natural disasters, equipment failure or other causes;
•

curtailment of one or more refineries or smelters due to the inability to extend energy contracts upon expiration or negotiate new arrangements on cost-effective terms, or the unavailability of energy at competitive rates; or

•

curtailment of one or more facilities due to high energy costs that render their continued operation uneconomic, discontinuation of power supply interruptibility rights granted to us under a regulatory regime in the country in which the facility is located, or due to a determination that energy arrangements do not comply with applicable laws, thus rendering the operations that had been relying on such country’s energy framework uneconomic.

If events such as those listed above were to occur, the resulting high energy costs, the disruption of an energy source, the requirement to repay all or a portion of the benefit we received under a power supply interruptibility regime, or the requirement to remedy any non-compliance of an energy framework to comply with applicable laws, could have a material adverse effect on our business, financial condition or results of operations.

Business Strategy Risks

We have incurred, and may incur in the future, significant costs associated with our strategy to be a lower cost, competitive, sustainable, and integrated aluminum production business by optimizing our portfolio and disposing of non-core assets, and we may not be able to realize the anticipated benefits from announced plans, programs, initiatives and capital investments.

We are executing a strategy to be a low cost, competitive, sustainable, and integrated aluminum production business by implementing productivity and cost-reduction initiatives, and optimizing our portfolio of assets, including by divesting non-core assets. We are taking decisive actions to lower the cost base of our operations through procurement strategies for raw materials, labor productivity, improving operating performance, deploying Company-wide business process models, and reducing overhead costs. In October 2019, we initiated a multi-year review of our assets to drive lower costs and sustainable profitability, which included the potential sale of non-core assets over a twelve to eighteen-month period and an analysis of existing production capacities. We have begun executing on this strategy, which has included closing and curtailing certain facilities and selling certain non-core assets. We may not be able to realize the expected benefits or cost savings from this strategy.

We have made, and may continue to plan and execute, acquisitions and divestitures and take other actions to grow or streamline our portfolio. There is no assurance that anticipated benefits of our strategic actions will be realized. With respect to portfolio optimization actions such as divestitures, curtailments, closures, and restarts, we may face barriers to exit from unprofitable businesses or operations, including high exit costs or objections from various stakeholders, the lack of availability of buyers willing to purchase such assets at prices acceptable to us, delays due to any regulatory approvals or government intervention, continuing environmental obligations, and third parties unwilling to release us from guarantees or other credit support provided in connection with the sale of assets. In addition, we may retain liabilities from such transactions, have ongoing indemnification obligations, and incur unforeseen liabilities for divested entities if a buyer fails to honor all commitments.

Our announced multi-year portfolio review of Company assets includes evaluating our portfolio to assess each facility’s strategic benefits, competitiveness, and viability. Following this review, we expect to be a low cost, first quartile producer across our product segments of bauxite, alumina, and aluminum, and have up to 85% of smelting production from renewable energy sources, which aligns with our long-term goal of having the lowest carbon-producing refiners and smelters in the industry. We may not be able to implement, fully or in a cost-effective or timely way, the actions necessary to achieve our sustainability strategy, which actions could include curtailments, closures, or divestitures of assets, continued product innovation, capturing, maintaining and/or expanding margins from sustainable products, investment in new technology, and cost-effective long-term energy solutions. We may not achieve the expected benefits or profitability associated with this strategy, which could adversely affect the Company’s business, financial condition, and results of operations. Our business operations are capital intensive, and curtailment or closure of operations or facilities may include significant costs and charges, including asset impairment charges and other measures. There can be no assurance that such actions will be undertaken or completed in their entirety as planned at the anticipated cost, or will result in being beneficial to the Company. The effect of closures, curtailments, and divestitures over time will reduce the Company’s cash flow and earnings capacity and result in a less diversified portfolio of businesses, and we will have a greater dependency on remaining businesses for our financial results. Additionally, curtailing certain existing facilities, whether temporarily or permanently, may require us to incur curtailment and carrying costs related to those facilities, as well as further increased costs should production be resumed at any curtailed facility, which could have an adverse effect on our business, financial results and results of operations. Executing on these actions will also divert senior management time and resources from our regular business operations.

Joint ventures, other strategic alliances, and strategic business transactions may not achieve intended results. We may experience operational challenges in integrating or segregating assets for such a venture or transaction, and such a venture or transaction could increase the number of our outstanding shares or amount of outstanding debt and affect our financial position.

We participate in joint ventures, have formed strategic alliances, and may enter into other similar arrangements in the future. For example, AWAC is an unincorporated global joint venture between Alcoa and Alumina Limited. AWAC consists of a number of affiliated entities, which own, operate or have an interest in, bauxite mines and alumina refineries, as well as an aluminum smelter, in seven countries. In addition, Alcoa is party to a joint venture with Ma’aden, the Saudi Arabian Mining Company. Although the Company has, in connection with these and our other existing joint ventures and strategic alliances, sought to protect our interests, joint ventures and strategic alliances inherently involve special risks. Whether or not the Company holds majority interests or maintains operational control in such arrangements, our joint venture and other business partners may take certain actions and positions, or experience difficulties, that may negatively impact the Company and/or its reputation, such as:

•	advancing economic, political, social or business interests or goals that are inconsistent with, or opposed to those of, the Company and our stakeholders;
•	exercising veto rights to block actions that we believe to be in our or the joint venture’s or strategic alliance’s best interests;
•	taking action contrary to our policies or objectives with respect to our investments; or
•

as a result of financial or other difficulties, be unable or unwilling to fulfill their obligations under the joint venture, strategic alliance or other agreements, such as contributing capital to expansion or maintenance projects.

We continuously evaluate and may in the future enter into additional strategic business transactions. Any such transactions could happen at any time, could be material to our business and could take any number of forms, including, for example, an acquisition, merger, sale or distribution of certain assets, refinancing, or other recapitalization or material strategic transaction. There can be no assurance that our joint ventures, strategic alliances, or additional strategic business transactions will be beneficial to us, whether due to the above-described risks, unfavorable global economic conditions, increases in costs, foreign currency fluctuations, political risks, government interventions, retained liabilities, indemnification obligations, or other factors. Evaluating potential transactions and integrating completed ones may divert the attention of our management from ordinary operating matters. In addition, to the extent we consummate an agreement for the sale and disposition of an asset or asset group, such as the pending sale of the Warrick Rolling Mill, we may experience operational difficulties segregating them from our retained assets and operations, which could impact the execution or timing of such dispositions and could result in disruptions to our operations and/or claims for damages, among other things.

If we complete a strategic transaction, we may require additional financing that could result in an increase in the number of our outstanding shares of stock or the aggregate amount and/or cost of our debt, which may result in an adverse impact to our credit ratings. The number of shares of our stock or the aggregate principal amount of our debt that we may issue in connection with such a transaction could be significant. Moreover, the terms of any debt financing may be expensive or adversely impact our business, financial condition, or results of operations.

Global Operational Risks

The coronavirus (COVID-19) pandemic has adversely affected, and in the future could adversely affect, the Company’s business, financial condition, or results of operations.

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

The COVID-19 pandemic has resulted in certain negative impacts on the Company’s business, financial condition, and results of operations. For example, due to the economic impacts of the COVID-19 pandemic, the restart at the Bécancour (Canada) smelter was slowed at the end of the first quarter of 2020 but was safely and successfully completed during the third quarter of 2020. In addition, the COVID-19 pandemic has negatively impacted customer demand for value-add aluminum products as customers have reduced production levels in response to the economic impacts of the pandemic. This resulted in lower margins on aluminum products as sales shifted from value-add products to commodity-grade products, primarily during the second quarter of 2020. However, during the third and fourth quarters of 2020, value-add sales volume increased 11 and 13 percent, respectively, on a sequential basis, primarily due to solid demand recovery, particularly in the automotive sector. Alcoa experienced challenges from low metal prices during mid-2020; however, metal prices have increased and stabilized in the second half of 2020. The Company has not experienced any significant interruption from its supply sources, and the Company’s locations have had minimal contractor- and employee-related disruptions to date. There can be no assurance that these trends will continue or not reverse.

The pandemic is continuing, and the ultimate magnitude and duration of the COVID-19 pandemic is unknown. Uncertainty around the magnitude and duration of a global public health crisis can cause instability in the global markets and economies, affecting our business in a multitude of ways and in varying magnitudes. Although we are unable to predict the ultimate impact of the COVID-19 pandemic on our business, financial condition, and results of operations, if this global health threat persists, it could adversely affect:

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
•

Investment return on pension assets and interest rates, and contribution deferrals, resulting in increased required Company contributions or unfavorable contribution timing, negatively impacting future cash flows;

•	Alcoa’s ability to generate income in certain jurisdictions, negatively impacting the realizability of our deferred tax assets;
•	The recoverability of certain long-lived and intangible assets, including goodwill;
•	The financial condition of our investments and key joint venture partners, negatively impacting the results of operations, cash flows, and recoverability of investment balances;
•	The effectiveness of hedging instruments;
•	Legal obligations resulting from employee claims related to health and safety; and
•	Our ability to efficiently manage certain corporate functions and other activities as a result of employees working remotely.

Further or prolonged deterioration of adverse conditions could continue to negatively impact our business, financial condition, and results of operations, and result in asset impairment charges, including long-lived assets or goodwill, or affect the realizability of deferred tax assets. The situation surrounding COVID-19 remains fluid, and given its inherent uncertainty, we expect the pandemic will continue to cause instability in the global markets and economies in the near term, particularly if there is a continued increase in COVID-19 cases globally and/or in the locations in which Alcoa operates. The duration and magnitude of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the emergence of variants, infection rates in areas where we operate, the extent and effectiveness of containment actions, including the timing and effectiveness of vaccination efforts in the markets where we operate, and the impact of these and other factors on our employees, customers, suppliers, joint venture partners, and equity method investments. The impact of the COVID-19 pandemic could have a material adverse effect on our business, financial condition, and results of operations, and may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.

Our participation in increasingly competitive and complex global markets exposes us to risks that could adversely affect our business, financial condition or results of operations.

We have operations or activities in numerous countries and regions outside the United States, including Australia, Brazil, Canada, Europe, Guinea, and the Saudi Arabia. The risks associated with the Company’s global operations include:

•

economic and commercial instability risks, including those caused by sovereign and private debt default, corruption, and changes in local government laws, regulations and policies, such as those related to tariffs and trade barriers, trade tensions, taxation, exchange controls, employment regulations, and repatriation of earnings;

•

geopolitical risks, such as political instability, civil unrest, expropriation, nationalization of properties by a government, imposition of sanctions, changes to import or export regulations and fees, renegotiation or nullification of existing agreements, mining leases and permits, and changes to mining royalty rules or laws;

•	weakening macroeconomic conditions;
•	contracting manufacturing activity, especially in the global automotive sector;
•	war or terrorist activities;
•	major public health issues, such as an outbreak of a pandemic or epidemic, which could cause disruptions in our operations, supply chain, or workforce;
•	difficulties enforcing intellectual property and contractual rights, or limitations in the protection of technology, data, and intellectual property, in certain jurisdictions; and
•	unexpected events, accidents, or environmental incidents, including natural disasters.

While the impact of any of the foregoing factors is difficult to predict, any one or more of them could adversely affect our business, financial condition, or results of operations. Existing insurance arrangements may not provide sufficient coverage or reimbursement for significant costs that may arise from such events.

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

Our global operations expose us to risks related to economic, political, and social conditions, including the impact of trade policies and adverse industry publicity, which may negatively impact our business.

We are subject to risks associated with doing business internationally, including the effects of foreign and domestic laws and regulations, foreign or domestic government fiscal and political crises, political and economic disputes and sanctions, and adverse industry publicity. These factors, among others, bring uncertainty to the markets in which we compete, and may adversely affect our business, financial condition, results of operations. For example, the impact of environmental and supply management regulatory reforms in China could adversely impact our business, financial condition, and results of operations. In addition, we operate in communities around the world, and incidents related to our industry could generate negative publicity and impact the social acceptability of our operations in such locations by damaging our reputation, our relationships with stakeholders, and our competitive position.

In the United States, in recent years, the prior government administration publicly supported, and took action with respect to, the implementation of significant changes to certain trade policies, including import tariffs and quotas, modifications to international trade policy, the withdrawal from or renegotiation of certain trade agreements, and other changes that have affected U.S. trade relations with other countries, any of which may require us to significantly modify our current business practices or may otherwise materially and adversely affect our business or those of our customers. It is unclear whether the current administration will continue with these policies. For example, the Company was subject to U.S. tariffs on its aluminum products produced in and imported from Canada under Section 232 of the Trade Expansion Act of 1962 (Section 232) for a portion of 2020. In October 2020, the U.S. government fully reinstated a previous exemption on aluminum imports from Canada retroactive to September 1, 2020. In addition, such policies could also result in retaliatory actions by U.S. trading partners. As a result of these or other potential trade actions, certain affected countries and other foreign governments have initiated or may impose retaliatory trade measures on aluminum produced in the United States. To the extent that further tariffs are imposed on a broader range of imports, or these tariffs and other trade actions result in a decrease in international demand for aluminum produced in the United States or otherwise negatively impact demand for our products, our business may be adversely impacted, and could further exacerbate aluminum and alumina price volatility and overall market uncertainty.

Our global operations expose us to various legal and regulatory systems, and changes in conditions beyond our control in foreign countries.

In addition to the business risks inherent in operating outside the United States, legal and regulatory systems in foreign countries may be less developed and predictable, and the possibility of various types of adverse governmental action may be more pronounced. Unexpected or uncontrollable events or circumstances in any of the foreign markets in which we operate, including actions by foreign governments such as changes in foreign policy or fiscal regimes, termination of our leases or agreements with such foreign governments, increased government regulation, or forced curtailment or continuation of operations, could materially and adversely affect our business, financial condition, or results of operations.

Weakness in global economic conditions or in any of the industries or geographic regions in which we or our customers operate, and the cyclical nature of our customers’ businesses, could adversely impact our revenues and profitability by reducing demand and margins.

Our business, financial condition, and results of operations may be materially affected by the conditions in the global economy generally and in global capital markets, including volatility in the capital markets and in the end markets and geographic regions in which we and our customers operate (including as a result of COVID-19). Many of the markets in which our customers participate are also cyclical in nature and experience significant fluctuations in demand for their products based on economic conditions, consumer demand, raw material and energy costs, and government actions. Many of these factors are beyond our control.

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

Economic factors, including inflation and fluctuations in foreign currency exchange rates and interest rates, competitive factors in the countries in which we operate, and continued volatility or deterioration in the global economic and financial environment, could affect our business, financial condition, and results of operations. Changes in the valuation of the U.S. dollar against other currencies, particularly the Australian dollar, Brazilian real, Canadian dollar, Euro, and Norwegian kroner, may affect our profitability, as some important inputs are purchased in other currencies, while our products are generally sold in U.S. dollars. As the U.S. dollar strengthens, the cost curve shifts down for smelters outside the United States, but costs for our U.S. smelting portfolio may not decline.

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

We are subject to tax audits by various tax authorities in many jurisdictions, such as Australia, Brazil, Canada, and Spain. For example, in July 2020, AofA received Notices of Assessment (the Notices) from the Australian Taxation Office (ATO) related to the pricing of certain historic third-party alumina sales. The Notices asserted claims for income tax payable by AofA of approximately $165 (A$214), exclusive of interest and penalties. The Notices also include claims for compounded interest on the tax amount totaling approximately $544 (A$707). In accordance with the ATO’s dispute resolution practices,

AofA paid 50% of the assessed income tax amount exclusive of interest and any penalties to the ATO during the third quarter of 2020, and the ATO is not expected to seek further payment prior to final resolution of the matter. If AofA is ultimately successful, any amounts paid to the ATO as part of the 50% payment would be refunded. The Company does not agree with the ATO’s positions, and AofA will continue to defend this matter and pursue all available dispute resolution methods, up to and including the filing of proceedings in the Australian Courts. We regularly assess the potential outcomes of examinations by tax authorities in determining the adequacy of our provision for income taxes. The results of tax audits and examinations of previously filed tax returns or related litigation and continuing assessments of our tax exposures could materially affect our financial results. See Part II Item 8 of this Form 10-K in Notes Q and S to the Consolidated Financial Statements under captions Unrecognized Tax Benefits and Contingencies, respectively.

We may be exposed to significant legal proceedings, investigations or changes in foreign and/or U.S. federal, state, or local laws, regulations or policies.

Our results of operations or liquidity in a particular period could be affected by new or increasingly stringent laws, regulatory requirements or interpretations, or outcomes of significant legal proceedings or investigations adverse to the Company. We may become subject to unexpected or rising costs associated with business operations, compliance measures, or provision of health or welfare benefits to employees due to changes in laws, regulations or policies. We are also subject to a variety of legal and compliance risks, including, among other things, potential claims relating to health and safety, environmental matters, intellectual property rights, product liability, data privacy, taxes and compliance with U.S. and foreign export, anti-bribery, and competition laws, and sales and trading practices. We could be subject to fines, penalties, interest, or damages (in certain cases, treble damages). In addition, if we violate the terms of our agreements with governmental authorities, we may face additional monetary sanctions and other remedies as a court deems appropriate.

While we believe we have adopted appropriate risk management and compliance programs to address and reduce these risks, the global and diverse nature of our operations means that these risks continue to exist, and additional legal proceedings and contingencies may arise from time to time. In addition, various factors or developments can lead the Company to change current estimates of liabilities or make estimates for matters previously not susceptible of reasonable estimates, such as a significant judicial ruling, judgment, or settlement, or significant regulatory developments or changes in applicable law. A future adverse ruling or settlement or unfavorable changes in laws, regulations or policies, or other contingencies that the Company cannot predict with certainty could have a material adverse effect on our results of operations or cash flows in a particular period. See Part I Item 3 of this Form 10-K and Part II Item 8 of this Form 10-K in Note S to the Consolidated Financial Statements under caption Contingencies.

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

The costs of complying with such laws, regulations, policies and other requirements, including participation in assessments, remediation activities, and cleanups of sites, as well as internal voluntary programs, are significant and will continue to be so for the foreseeable future. Environmental laws may impose cleanup liability on owners and occupiers of contaminated property, including previously owned, non-operational, or divested properties, regardless of whether the owners and occupiers caused the contamination or whether the activity that caused the contamination was lawful at the time it was conducted. As a result, we may be subject to claims arising from current or former conditions at sites that we own or operate currently, as well as at sites that we owned or operated in the past, and at contaminated sites that have always been owned or operated by third parties, regardless of whether we caused the contamination or whether the activity that caused the contamination was lawful at the time it was conducted. Liability may be without regard to fault and may be joint and several, so that we may be held responsible for more than our share of the contamination or other damages, or even for the entire share.

In addition, because environmental laws, regulations, policies and other requirements are constantly evolving, we will continue to incur costs to maintain compliance and such costs could increase materially and prove to be more limiting and costly than we anticipate. Evolving standards and expectations can result in increased litigation and/or increased costs, all of which can have a material and adverse effect on our business operations, earnings and cash flows. Future compliance with environmental, health and safety legislation and other regulatory requirements or expectations may prove to be more limiting and costly than we anticipate and may disrupt our business operations and require significant expenditures. Our business, financial condition, or results of operations in a particular period could be materially affected by certain health, safety or environmental matters, including remediation costs and damages related to certain sites.

Our operations include impoundment structures, which could impact the environment or cause exposure to hazardous substances or other damage, which could result in material liabilities to us.

Some of our operations generate hazardous waste and other byproducts, which we contain in tailing facilities, residue storage areas, and other structural impoundments that are subject to extensive regulation. Overtopping of storage areas caused by extreme weather events, erosion, or unanticipated structural failure of impoundments could result in severe, and in some cases catastrophic, damage to the environment, natural resources, or property, or personal injury and loss of life. These and other similar impacts that our operations may have on the environment, as well as exposures to hazardous substances or wastes associated with our operations, could result in significant costs, civil or criminal damages, fines or penalties, and enforcement actions issued by regulatory or judicial authorities enjoining, curtailing or closing operations or requiring corrective measures, any of which could materially and adversely affect us.

Climate change, climate change legislation or regulations, extreme weather conditions, and greenhouse gas effects may adversely impact our operations and markets.

Energy is a significant input in a number of our operations and there is growing recognition that consumption of energy derived from fossil fuels is a contributor to climate change. A number of governments or regulatory bodies in areas where we operate have introduced or are contemplating legislative and regulatory change in response to the potential impacts of climate change. We could see changes in the margins of greenhouse gas-intensive assets and energy-intensive assets as a result of regulatory impacts in the countries in which we operate. These regulatory mechanisms may be either voluntary or legislated and may impact our operations directly or indirectly through customers or our supply chain. Climate change and the inconsistency of associated regulations may impact the competitiveness of the Company, including the attractiveness of the locations of some of the Company’s assets. Assessments of the potential impact of future climate change legislation, regulation and international treaties and accords are uncertain, given the wide scope of potential regulatory change in countries in which we operate. We may realize increased capital expenditures resulting from required compliance with revised or new legislation or regulations, costs to purchase or profits from sales of, allowances or credits under a carbon credit/pricing or “cap and trade” system, increased insurance premiums and deductibles as new actuarial tables are developed to reshape coverage, a change in competitive position relative to industry peers, and changes to profit or loss arising from increased or decreased demand for goods produced by the Company and, indirectly, from changes in costs of goods sold.

The potential physical impacts of climate change or extreme weather conditions on the Company’s operations are highly uncertain and will be particular to the geographic circumstances. These may include changes in rainfall patterns, wildfires, heat waves, shortages of water or other natural resources, changing sea levels, changing storm patterns, flooding, increased frequency and intensities of storms, and changing temperature levels. Any of these may disrupt our operations, hinder transportation of our products to customers, prevent access to our facilities, negatively impact our suppliers’ or customers’ operations and their ability to fulfill contractual obligations to us, and/or damage our facilities, all of which may increase our costs, reduce production and adversely affect our business, financial condition, or results of operations.

We face significant competition, which may have an adverse effect on profitability.

We compete with a variety of both U.S. and non-U.S. aluminum industry competitors as well as with producers of other materials, such as steel, titanium, plastics, composites, ceramics, and glass, among others. Use of such materials could reduce the demand for aluminum products, which may reduce our profitability and cash flow. Factors affecting our ability to compete include increased competition from overseas producers, our competitors’ pricing strategies, the introduction or advancement of new technologies and equipment by our competitors or our customers, changes in our customers’ strategy or material requirements, and our ability to maintain the cost-efficiency of our facilities. In addition, our competitive position depends, in part, on our ability to operate as an integrated aluminum value chain, leverage innovation expertise across businesses and key end markets, and access an economical power supply to sustain our operations in various countries. See Business—Competition.

Available Capital and Credit-Related Risks

Our business and growth prospects may be negatively impacted by limits on our ability to fund capital expenditures.

We require substantial capital to invest in growth opportunities and to maintain and prolong the life and capacity of our existing facilities. Our ability to generate cash flows is affected by many factors, including market and pricing conditions. Insufficient cash generation or capital project overruns may negatively impact our ability to fund as planned our sustaining and return-seeking capital projects, and such postponement in funding capital expenditures or inadequate funding to complete projects could result in operational issues. In addition, to the extent our access to competitive financial, credit, capital and/or banking markets becomes impaired, our operations, financial results and cash flows could be adversely impacted. We may also need to address commercial, political, and social issues in relation to capital expenditures in certain of the jurisdictions in which we operate. If our interest in our joint ventures is diluted or we lose key concessions, our growth could be constrained. Any of the foregoing could have a material adverse effect on our business, results of operations, financial condition and prospects.

Deterioration in our credit profile or increases in interest rates could increase our costs of borrowing money and limit our access to the capital markets and commercial credit.

The major credit rating agencies evaluate our creditworthiness and give us specified credit ratings. These ratings are based on a number of factors, including our financial strength and financial policies as well as our strategies, operations and execution of announced actions. These credit ratings are limited in scope and do not address all material risks related to an investment in us, but rather reflect only the view of each rating agency at the time its rating is issued. Nonetheless, the credit ratings we receive impact our borrowing costs as well as our access to sources of capital on terms advantageous to our business. Failure to obtain sufficiently high credit ratings could adversely affect our interest rates in future financings, our liquidity, or our competitive position, and could also restrict our access to capital markets. In addition, our credit ratings could be lowered or withdrawn entirely by a rating agency if, in its judgment, the circumstances warrant. If a rating agency were to downgrade our rating, our borrowing costs could increase, our funding sources could decrease, and we would need to rely on our cash flows from operations. As a result of these factors, a downgrade of our credit ratings could have a materially adverse impact on our future operations, cash flows, and financial position.

In addition, our variable rate indebtedness may use London Interbank Offering Rate (LIBOR) as a benchmark for establishing the rate. LIBOR has been the subject of recent national, international and other regulatory guidance and proposals for reform, and in 2017, the U.K. Financial Conduct Authority announced that it intends to phase out LIBOR by the end of 2021, which is subject to possible extension. The financial industry is currently transitioning away from LIBOR as a benchmark for the interbank lending market. The discontinuation, reform, or replacement of LIBOR or any other benchmark rates may have an impact on contractual mechanics in the credit market or cause disruption in the broader financial markets. The consequences of these developments cannot be entirely predicted but could include an increase in the cost of our variable rate indebtedness.

Our indebtedness restricts our current and future operations, which could adversely affect our ability to respond to changes in our business and manage our operations.

Alcoa and Alcoa Nederland Holding B.V. (ANHBV), a wholly-owned subsidiary of Alcoa, are party to a revolving credit agreement with a syndicate of lenders and issuers named therein (as subsequently amended, the Revolving Credit Facility). The terms of the Revolving Credit Facility and the indentures governing our outstanding notes contain covenants that impose significant operating and financial restrictions on us, including on our ability to, among other things:

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

The Revolving Credit Facility requires us to comply with financial covenants which includes maintaining an interest expense coverage ratio of not less than 5.00 to 1.00, and a leverage ratio that is not greater than 3.00 to 1.00 for the four consecutive fiscal quarters beginning in the second quarter of 2020. The leverage ratio requirement will return to 2.50 to 1.00 beginning in the second quarter of 2021. The leverage ratio compares total indebtedness to Consolidated EBITDA (as defined in the Revolving Credit Facility) to determine compliance with the financial covenant. The leverage ratio calculation also determines the maximum indebtedness permitted under the Revolving Credit Facility. The results of the calculation of these ratios, when considering the Company’s existing debt obligations, affects and could restrict the amount of additional borrowing capacity under the Company’s Revolving Credit Facility or other credit facilities.

In addition, all obligations of Alcoa Corporation or a domestic entity under the Revolving Credit Facility are secured by, subject to certain exceptions, a first priority lien on substantially all assets of Alcoa Corporation and the material domestic wholly-owned subsidiaries of Alcoa Corporation and certain equity interests of specified non-U.S. subsidiaries. All other obligations under the Revolving Credit Facility are secured by, subject to certain exceptions, a first priority security interest in substantially all assets of Alcoa Corporation, ANHBV, the material domestic wholly-owned subsidiaries of Alcoa Corporation, and the material foreign wholly-owned subsidiaries of Alcoa Corporation located in Australia, Brazil, Canada, Luxembourg, the Netherlands, Norway, and Switzerland including equity interests of certain subsidiaries that directly hold equity interests in AWAC entities. Our ability to comply with these agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition, or other opportunities. The breach of any of these covenants or restrictions could result in a default under the Revolving Credit Facility or the indentures governing our notes and other outstanding indebtedness, including such indebtedness for which the Company is a guarantor.

See Part II Item 7 of this Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations under caption Liquidity and Capital Resources – Financing Activities for more information on the restrictive covenants in the Revolving Credit Facility.

Our failure to comply with the agreements relating to our outstanding indebtedness, including due to events beyond our control, could result in an event of default that could materially and adversely affect our business, financial condition, results of operations or cash flows.

If an event of default were to occur under any of the agreements relating to our outstanding indebtedness, including the Revolving Credit Facility and the indenture governing our notes, we may not be able to incur additional indebtedness under the Revolving Credit Facility and the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot assure that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default, which could have a material adverse effect on our ability to continue to operate as a going concern. Further, if we are unable to repay, refinance or restructure our secured indebtedness, the holders of such indebtedness could proceed against the collateral securing that indebtedness. In addition, any event of default or declaration of acceleration under one debt instrument also could result in an event of default under one or more of our other debt instruments.

Cybersecurity Risks

Cyber attacks, security breaches, system failures, or other cyber incidents may threaten the integrity of our information technology infrastructure and other sensitive business information, disrupt our operations and business processes, expose us to potential liability, and result in reputational harm and other negative consequences that could have a material adverse effect on our business, financial condition and results of operations.

We depend on information and communications technology, networks, software, and related systems to operate our business, including production controls and operating systems at our facilities and systems for recording and processing transactions, interfacing with customers, financial reporting, and protecting the personal data of our employees and other confidential information. Our global operations require increased reliance on technology, which expose us to risks of theft of proprietary information, including trade secrets and other intellectual property. The protection of such information, as well as sensitive customer information, personal data of our employees, and other confidential information, is critical to us. We face global cybersecurity threats, which may range from uncoordinated individual attempts to sophisticated and targeted measures, known as advanced persistent threats, directed at the Company. In addition, a greater number of our employees are working remotely as a result of the COVID-19 pandemic, which may increase cybersecurity vulnerabilities and risk to our information technologies systems.

Cyber attacks and other cyber incidents are becoming more frequent and sophisticated, are constantly evolving, and are being made by groups and individuals with significant resources and a wide range of expertise and motives. Cyber attacks and security breaches may include, but are not limited to, unauthorized attempts to access information or digital infrastructure, efforts to direct payments to fictitious parties, viruses, ransomware, malicious codes, hacking, phishing, denial of service, human error, and other electronic security breaches. As techniques used in cyber attacks change frequently and may not be immediately detectable, we may be unable to anticipate these techniques, including the scope and impact of an incident, contain the incident within our systems, or implement preventative or remediation measures. We have experienced attempts by external parties to penetrate our networks and systems. In addition, we utilize third party vendors for certain software applications, storage systems, and cloud computing services. Cyber attacks or security breaches on the information technology systems of our service providers or business partners could impact us. Such attempts to date have not resulted in any material breaches, disruptions, or loss of information.

We continue to assess potential cyber threats and invest in our information technology infrastructure to address these threats, including by monitoring networks and systems, training employees on cyber threats, and enhancing security policies of the Company and its third party providers. While the Company continually works to strengthen our systems and security measures, safeguard information, and mitigate potential risks, there is no assurance that such actions will be sufficient to prevent cyber attacks or security breaches. These events could manipulate or improperly use our systems or networks, disclose or compromise confidential or protected information, destroy or corrupt data, or otherwise disrupt our operations.

In addition, these events could negatively impact our reputation and competitive position, and could result in litigation with third parties, regulatory action, loss of business, theft of assets, and significant remediation costs, any of which could have a material adverse effect on our financial condition and results of operations. Such security breaches could also result in a violation of applicable U.S. and international privacy and other laws, and subject us to litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability. For example, the European Union’s General Data Privacy Regulation subjects companies to a range of compliance obligations regarding the handling of personal data. In the event our operations are found to be in violation of the GDPR’s requirements, we may be subject to significant civil penalties, business disruption and reputational harm, any of which could have a material adverse effect on our business, financial condition, or results of operations. Cyber attacks or breaches could require significant management attention and resources, and result in the diminution of the value of our investment in research and development.

Though we have disaster recovery and business continuity plans in place, if our information technology systems, or those of our third party providers, are damaged, breached, interrupted, or cease to function properly for any reason, and, if the disaster recovery and business continuity plans do not effectively resolve the incident on a timely basis, we may suffer interruptions in our ability to manage or conduct business and we may be exposed to reputational, competitive and business harm as well as litigation and regulatory action, which may adversely impact our business, financial condition, or results of operations.

Labor- and Pension-Related Risks

Union disputes and other employee relations issues could adversely affect our business, financial condition, or results of operations.

A significant portion of our employees are represented by labor unions in a number of countries under various collective bargaining agreements with varying durations and expiration dates. Union disputes and other employee relations issues could adversely affect our business, financial condition, or results of operations. For example, in November 2020 we faced a workers’ strike at our San Ciprián refinery and smelter in Spain, which slowed production and blocked metal shipments until January 2021. The workforce situation there remains tenuous as we evaluate options for the smelter’s future.

We may not be able to satisfactorily renegotiate collective bargaining agreements when they expire. In addition, existing collective bargaining agreements may not prevent strikes, work stoppages, work slowdowns, union organizing campaigns, or lockouts at our facilities in the future. We may also be subject to general country strikes or work stoppages unrelated to our business or collective bargaining agreements. A labor dispute or work stoppage of employees could have a material adverse effect on production at one or more of our facilities, and depending on the length of work stoppage, on our business, financial condition, or results of operations.

An adverse decline in the liability discount rate, lower-than-expected investment return on pension assets and other factors could affect our business, financial condition, results of operations or amount of pension funding contributions in future periods.

Our results of operations may be negatively affected by the amount of expense we record for our pension and other postretirement benefit plans, reductions in the fair value of plan assets, and other factors. We calculate income or expense for our plans using actuarial valuations in accordance with accounting principles generally accepted in the United States of America (GAAP).

These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions used by the Company to estimate pension or other postretirement benefit income or expense for the following year are the discount rate applied to plan liabilities and the expected long-term rate of return on plan assets. In addition, the Company is required to make an annual measurement of plan assets and liabilities, which may result in a significant charge to stockholders’ equity. See Part II Item 7 of this Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations under caption Critical Accounting Policies and Estimates—Pension and Other Postretirement Benefits and Part II Item 8 of this Form 10-K in Note O to the Consolidated Financial Statements. Although GAAP expense and pension funding contributions are impacted by different regulations and requirements, the key economic factors that affect GAAP expense would also likely affect the amount of cash or securities we would contribute to the pension plans.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2. Properties.

Alcoa Corporation’s principal executive office, located at 201 Isabella Street, Suite 500, Pittsburgh, Pennsylvania 15212-5858, is leased. Alcoa also leases several office facilities and sites, both domestically and internationally. In addition, Alcoa owns or has an ownership interest in its production sites, both domestically and internationally. Alcoa owns active mines and plants classified under the Bauxite, Alumina, and Aluminum segments of its business. These include facilities and assets around the world used for Alcoa’s bauxite mining, alumina refining, aluminum smelting and casting production, energy generation, and aluminum rolling operations. Capacity and utilization of these facilities varies by segment and the level of demand for each product. See Part I Item 1 of this Form 10-K for additional information, including the ownership, capacity and utilization of these facilities according to each segment.

Several of our wholly-owned production facilities are encumbered under the Company’s Revolving Credit Facility. See Part II Item 7 of this Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations under caption Liquidity and Capital Resources – Financing Activities for more information on the Company’s Revolving Credit Facility.

Although Alcoa’s facilities vary in terms of age and condition, management believes that its facilities are suitable and generally adequate to support the current and projected operations of the business. See Part II Item 8 of this Form 10-K in Notes B and K to the Consolidated Financial Statements for more information on properties, plants and equipment.

Item 3. Legal Proceedings.

In the ordinary course of its business, Alcoa is involved in a number of lawsuits and claims, both actual and potential. Proceedings that were previously disclosed may no longer be reported because, as a result of rulings in the case, settlements, changes in our business or other developments, in our judgment, they are no longer material to Alcoa’s business, financial position or results of operations. See Part II Item 8 of this Form 10-K in Note S to the Consolidated Financial Statements for additional information.

In addition to the matters discussed below, various other lawsuits, claims, and proceedings have been or may be instituted or asserted against Alcoa Corporation, including those pertaining to environmental, safety and health, commercial, tax, product liability, intellectual property infringement, employment, employee and retiree benefit matters, and other actions and claims arising out of the normal course of business. While the amounts claimed in these other matters may be substantial, the ultimate liability is not readily determinable because of the considerable uncertainties that exist. Accordingly, it is possible that the Company’s liquidity or results of operations in a particular period could be materially affected by one or more of these other matters. However, based on facts currently available, management believes that the disposition of these other matters that are pending or asserted will not have a material adverse effect, individually or in the aggregate, on the financial position of the Company.

Environmental Matters

Alcoa is involved in proceedings under CERCLA and analogous state or other statutory or jurisdictional provisions regarding the usage, disposal, storage or treatment of hazardous substances at a number of sites. The Company has committed to participate, or is engaged in negotiations with authorities relative to its alleged liability for participation, in clean-up efforts at several such sites. The most significant of these matters are discussed in Part II Item 8 of this Form 10-K in Note S to the Consolidated Financial Statements under the caption Contingencies.

In August 2005, Dany Lavoie, a resident of Baie Comeau in the Canadian Province of Québec, filed a Motion for Authorization to Institute a Class Action and for Designation of a Class Representative against Alcoa Canada Ltd., Alcoa Limitée, Société Canadienne de Metaux Reynolds Limitée and Canadian British Aluminum in the Superior Court of Québec in the District of Baie Comeau, alleging that defendants, as the present and past owners and operators of an aluminum smelter in Baie Comeau, had negligently allowed the emission of certain contaminants from the smelter on the lands and houses of the St. Georges neighborhood and its environs causing property damage and health concerns. In May 2007, the court authorized a class action suit on behalf of all people who suffered property or personal injury damages caused by the emission of polycyclic aromatic hydrocarbons from the Company’s aluminum smelter in Baie Comeau. In September 2007, plaintiffs filed the claim against the original defendants. The Soderberg smelting operations that plaintiffs allege to be the source of emissions of concern ceased operations in 2013 and have been dismantled. A court appointed expert, engaged to perform analysis of the potential impacts from the emissions in accordance with a sampling protocol agreed to by the parties, submitted its report to the court in May 2019. The parties are reviewing the results of the report with their own experts. At this stage of the proceeding, we are unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shares of the Company’s common stock are listed on the New York Stock Exchange and trade under the symbol “AA.”

Alcoa Corporation did not pay dividends in 2020, 2019, or 2018. Dividends on Alcoa Corporation common stock are subject to authorization by the Company’s Board of Directors. The payment and amount of dividends, if any, depends upon matters deemed relevant by the Company’s Board of Directors, such as Alcoa Corporation’s results of operations, financial condition, cash requirements, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate. The Company’s senior secured revolving credit facility and the indenture governing certain senior unsecured notes restrict our ability to pay dividends in certain circumstances. See Part II Item 7 of this Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations under caption Liquidity and Capital Resources – Financing Activities for more information.

As of February 19, 2021, there were approximately 9,900 holders of record of shares of the Company’s common stock. Because many of Alcoa Corporation’s shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these holders.

Stock Performance Graph

The following graph compares Alcoa Corporation’s cumulative 50-month total shareholder return with the cumulative total returns of (1) the Standard & Poor’s (S&P) 500® Index, (2) the S&P Metals & Mining Index, a group of companies categorized by S&P as active in the “Metals and Mining” industry within the “Materials” market sector (GICS Level 3 Index), (3) the S&P MidCap 400® Index, and (4) the S&P Metals & Mining Select Industry Index. This comparison was based on an initial investment of $100, including the reinvestment of any dividends, from November 1, 2016 (beginning of “regular way” trading for Alcoa Corporation) through December 31, 2020. Such information shall not be deemed to be “filed.”

In our future stock performance graphs, beginning in 2022, the S&P MidCap 400 Index will replace the S&P 500 Index and the S&P Metals & Mining Select Industry Index will replace the S&P Metals & Mining Index. The S&P MidCap 400 Index was selected as a comparator because its companies better align with Alcoa’s market capitalization. The S&P Metals & Mining Select Industry Index was selected as a comparator because it is a broader index with more companies in the mining and metals industry, including those in the S&P Metals & Mining Index, and is more representative of the industry in which the Company operates.

	2016		2017	2018	2019	2020
	1-Nov	31-Dec	31-Dec	31-Dec	31-Dec	31-Dec
Alcoa Corporation	$100	$127	$244	$120	$97	$104
S&P 500	100	106	130	124	163	193
S&P MidCap 400	100	112	130	115	145	165
S&P Metals & Mining	100	109	131	99	126	185
S&P Metals & Mining Select Industry	100	120	145	107	123	143

Issuer Purchases of Equity Securities

Fourth Quarter 2020	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program(1)
October 1 to October 31	-	$-	-	$150,000,000
November 1 to November 30	-	-	-	150,000,000
December 1 to December 31	-	-	-	150,000,000
Total	-	-	-
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

Item 6.  Selected Financial Data.

(dollars in millions, except per-share amounts and average realized prices; metric tons in thousands (kmt))

For the year ended December 31,	2020	2019	2018	2017	2016
Sales	$9,286	$10,433	$13,403	$11,652	$9,318
Restructuring and other charges, net	104	1,031	527	309	318
Net (loss) income(1)	(14)	(853)	893	608	(346)
Net (loss) income attributable to Alcoa Corporation(1)	(170)	(1,125)	250	279	(400)
Earnings per share attributable to Alcoa Corporation common shareholders(1):
Basic	$(0.91)	$(6.07)	$1.34	$1.51	$(2.19)
Diluted	(0.91)	(6.07)	1.33	1.49	(2.19)
Shipments of alumina (kmt)	9,641	9,473	9,259	9,220	9,071
Shipments of aluminum products (kmt)	3,016	2,859	3,268	3,356	3,147
Average realized price per metric ton of alumina	$273	$343	$455	$340	$253
Average realized price per metric ton of primary aluminum	1,915	2,141	2,484	2,224	1,862
Cash dividends declared per common share(2)	$—	$—	$—	$—	$—
Total assets(1)	14,860	14,631	16,132	17,618	16,741
Total debt	2,542	1,800	1,802	1,412	1,445
Cash provided from (used for) operations	394	686	448	1,224	(311)
Capital expenditures	(353)	(379)	(399)	(405)	(404)

(1)

As of January 1, 2019, the Company changed its method for valuing certain of its inventories held in the United States and Canada to the average cost method of accounting from the Last-in-first-out (LIFO) method. The effects of the change in accounting principle from LIFO to average cost have been retrospectively applied to 2018 and 2017 (see below for 2016).

(2)

Dividends on common stock are subject to authorization by Alcoa Corporation’s Board of Directors. Alcoa Corporation did not declare any dividends from its formation on November 1, 2016 through December 31, 2020.

Prior to the Separation Date, Alcoa Corporation did not operate as a separate, standalone entity. Alcoa Corporation’s operations were included in ParentCo’s financial results. Accordingly, for all periods prior to the Separation Date, Alcoa Corporation’s Consolidated Financial Statements were prepared from ParentCo’s historical accounting records and were presented on a standalone basis as if Alcoa Corporation’s operations had been conducted independently from ParentCo. Such Consolidated Financial Statements include the historical operations that were considered to comprise Alcoa Corporation’s businesses, as well as certain assets and liabilities that were historically held at ParentCo’s corporate level but were specifically identifiable or otherwise attributable to Alcoa Corporation. The 2019 change in accounting method from LIFO to average cost has not been retrospectively applied to 2016 due to the impracticability as a result of the Separation Transaction.

The data presented in the Selected Financial Data table should be read in conjunction with the information provided in Part II Item 7 of this Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements in Part II Item 8 of this Form 10-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per-share amounts, average realized prices, and average cost amounts;

dry metric tons in millions (mdmt); metric tons in thousands (kmt))

Forward-Looking Statements

This report contains statements that relate to future events and expectations and as such constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements by Alcoa Corporation that reflect expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, forecasts concerning global demand growth for bauxite, alumina, and aluminum, and supply/demand balances; statements, projections or forecasts of future or targeted financial results, or operating or sustainability performance; statements about strategies, outlook, and business and financial prospects; and statements about return of capital. These statements reflect beliefs and assumptions that are based on Alcoa Corporation’s perception of historical trends, current conditions, and expected future developments, as well as other factors that management believes are appropriate in the circumstances. Forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and changes in circumstances that are difficult to predict. Although Alcoa Corporation believes that the expectations reflected in any forward-looking statements are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, but are not limited to: (a) current and potential future impacts of the coronavirus (COVID-19) pandemic on the global economy and our business, financial condition, results of operations, or cash flows and judgments and assumptions used in our estimates; (b) material adverse changes in aluminum industry conditions, including global supply and demand conditions and fluctuations in London Metal Exchange-based prices and premiums, as applicable, for primary aluminum and other products, and fluctuations in indexed-based and spot prices for alumina; (c) deterioration in global economic and financial market conditions generally and which may also affect Alcoa Corporation’s ability to obtain credit or financing upon acceptable terms or at all; (d) unfavorable changes in the markets served by Alcoa Corporation; (e) the impact of changes in foreign currency exchange and tax rates on costs and results; (f) increases in energy or raw material costs or uncertainty of energy supply or raw materials; (g) declines in the discount rates used to measure pension and other postretirement benefit liabilities or lower-than-expected investment returns on pension assets, or unfavorable changes in laws or regulations that govern pension plan funding; (h) the inability to achieve improvement in profitability and margins, cost savings, cash generation, revenue growth, fiscal discipline, sustainability targets, or strengthening of competitiveness and operations anticipated from portfolio actions, operational and productivity improvements, technology advancements, and other initiatives; (i) the inability to realize expected benefits, in each case as planned and by targeted completion dates, from acquisitions, divestitures, restructuring activities, facility closures, curtailments, restarts, expansions, or joint ventures; (j) political, economic, trade, legal, public health and safety, and regulatory risks in the countries in which Alcoa Corporation operates or sells products; (k) labor disputes and/or and work stoppages; (l) the outcome of contingencies, including legal and tax proceedings, government or regulatory investigations, and environmental remediation; (m) the impact of cyberattacks and potential information technology or data security breaches; and (n) the other risk factors discussed in Part I Item 1A of this Form 10-K and other reports filed by Alcoa Corporation with the U.S. Securities and Exchange Commission, including those described in this report.

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

Through direct and indirect ownership, Alcoa Corporation has 28 operating locations in nine countries around the world, situated primarily in Australia, Brazil, Canada, Iceland, Norway, Spain, and the United States. Governmental policies, laws and regulations, and other economic factors, including inflation and fluctuations in foreign currency exchange rates and interest rates, affect the results of operations in these countries.

Business Update

Coronavirus

In response to the ongoing coronavirus (COVID-19) pandemic, Alcoa has implemented comprehensive measures which remain in place to protect the health of the Company’s workforce, prevent infection in our locations, mitigate impacts, and safeguard business continuity. As a result of these measures and the aluminum industry being classified as an essential business, all of Alcoa’s bauxite mines, alumina refineries, and aluminum manufacturing facilities remained in operation during 2020 and continue to remain in operation. Each location has implemented extensive preparedness and response plans which include social distancing protocols and other protective actions aligned with guidance from the U.S. Centers for Disease Control and Prevention, the World Health Organization, and all other relevant government agencies in countries where we operate. These actions remain in effect and include:

•	Adjusted shift schedules and other work patterns to create separation for the workforce and ensure redundancy for critical resources;
•	Developed and implemented additional hygiene protocols and cleaning routines at each location;
•	Deployed communications to our suppliers, vendors, customers, and delivery personnel on our comprehensive actions, including health and safety protocols;
•	Issued global communications to educate and update employees on public health practices to mitigate the potential spread of the virus in our communities;
•	Implemented access restrictions; everyone must be free of the signs and symptoms of COVID-19 before entering Alcoa sites;
•	Implemented remote work procedures where practical or mandated by law; and,
•	Eliminated non-essential travel.

During 2020, the COVID-19 pandemic resulted in certain negative impacts on the Company’s business, financial condition, operating results, and cash flows. For example, the restart at the Bécancour (Canada) smelter was slowed at the end of the first quarter of 2020 but was safely and successfully completed during the third quarter of 2020. Additionally, the COVID-19 pandemic negatively impacted customer demand for value-add aluminum products as customers reduced production levels in response to the economic impacts of the pandemic. This resulted in lower margins on aluminum products as sales shifted from value-add products to commodity-grade products, primarily during the second quarter of 2020. However, during the third and fourth quarters of 2020, value-add sales volume increased 11 and 13 percent, respectively, on a sequential basis, primarily due to solid demand recovery, particularly in the automotive sector. Alcoa experienced challenges from low metal prices during mid-2020; however, metal prices increased and stabilized in the second half of 2020. The Company has not experienced any significant interruption from its supply sources, and the Company’s locations have had minimal contractor- and employee-related disruptions to date.

The Company continues, through its operations leadership team and global crisis response team, to ensure that each location’s preparedness and response plans are up to date. The Company could experience negative impacts if there is an increase in COVID-19 cases.

Alcoa and Alcoa Foundation continue to support the communities near our operating locations, with special focus on Brazilian communities that have been more adversely affected by the pandemic. Alcoa Foundation has pledged more than $1 to support COVID-19 relief efforts in the communities where Alcoa operates through its humanitarian aid program, which is being used to provide needed support such as medical supplies, equipment, and food. This is in addition to the almost $3 the Foundation already committed to grantmaking in communities where we operate.

As the ultimate impact of COVID-19 on the global economy continues to evolve, the Company is constantly evaluating the broad impact of the pandemic on the macroeconomic environment, including specific regions and end markets in which the Company operates. As a result of the pandemic’s impact on the macroeconomic environment, management evaluated the future recoverability of the Company’s assets, including goodwill and long-lived assets, and the realizability of deferred tax assets while considering the Company’s current market capitalization. Management concluded that no asset impairments and no additional valuation allowances were required during the year ended December 31, 2020.

The pandemic is continuing, and the ultimate magnitude and duration of the COVID-19 pandemic is unknown. Uncertainty around the global public health crisis can cause instability in the global markets and economies, affecting our business. Although we are unable to predict the ultimate impact of the COVID-19 pandemic on our business, financial condition, and results of operations, if this global health threat persists, it could adversely affect:

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
•

Investment return on pension assets and interest rates, and contribution deferrals, resulting in increased required Company contributions or unfavorable contribution timing, negatively impacting future cash flows;

•	Alcoa’s ability to generate income in certain jurisdictions, negatively impacting the realizability of our deferred tax assets;
•	The recoverability of certain long-lived and intangible assets, including goodwill;
•	The financial condition of our investments and key joint venture partners, negatively impacting the results of operations, cash flows, and recoverability of investment balances;
•	The effectiveness of hedging instruments;
•	Legal obligations resulting from employee claims related to health and safety; and
•	Our ability to efficiently manage certain corporate functions and other activities as a result of employees working remotely.

The preceding list of potential adverse effects of the COVID-19 pandemic is not all-inclusive or necessarily in order of importance or magnitude. The potential impact(s) of the pandemic on the Company’s business, financial condition, operating results, cash flows and/or market capitalization is difficult to predict and will continue to be monitored in subsequent periods. Further adverse conditions or prolonged deterioration of conditions could negatively impact our financial condition and result in asset impairment charges, including long-lived assets or goodwill, or affect the realizability of deferred tax assets.

In addition to utilizing all preventative and mitigation options available to ensure continuity of operations, the Company implemented various cash preservation initiatives, with results as follows:

•	Reduced non-critical capital expenditures planned for 2020 by $122, in excess of the $100 target;
•	Deferred non-regulated environmental and asset retirement obligations payments of $38, in excess of the $25 target;
•

Initially deferred approximately $200 in pension contributions under provisions in the U.S. Government's Coronavirus Aid, Relief, and Economic Security (CARES) Act; with ample cash on hand and having achieved its objective to hold cash during uncertain times in 2020, the Company made a $250 pension contribution to its U.S. pension plans in late December to cover both the $197 deferred contributions due on January 4, 2021 and a $53 discretionary prepayment;

•	Deferred employer payroll taxes of approximately $14 into 2021 and 2022 in the U.S., also as permitted under the U.S. Government’s CARES Act; and,
•

Implemented hiring restrictions outside of critical production roles, restricted travel throughout the organization, and utilized other appropriate government support programs to save $30, slightly short of the $35 target.

Strategic Actions

In late 2019, Alcoa Corporation announced strategic actions to drive lower costs and sustainable profitability:

•	The implementation of a new operating model that resulted in a leaner, more integrated, operator-centric organization with reduced overhead costs;
•	The pursuit of non-core asset sales by early 2021 with the goal of generating $500 to $1,000 in net proceeds in support of its updated strategic priorities; and,
•

The realignment of the operating portfolio over the next five years, placing 1.5 million metric tons of smelting capacity and 4 million metric tons of alumina refining capacity under review. The review will consider opportunities for significant improvement, potential curtailments, closures, or divestitures.

The new operating model was implemented in 2020. In addition to the approximately 260 employees terminated in connection with the implementation of the new operating model, 60 positions were eliminated as open roles or retirements were not replaced.

In January 2020, the Company announced the sale of Elemental Environmental Solutions LLC (EES), a wholly-owned Alcoa subsidiary that operated the waste processing facility in Gum Springs, Arkansas, to a global environmental firm in a transaction valued at $250. The transaction closed as of January 31, 2020. Related to this transaction, the Company received

$200 in cash and recorded a gain of $181 (pre- and after-tax). Further, an additional $50 is held in escrow to be paid to Alcoa if certain post-closing conditions are satisfied, which would result in additional gain being recorded.

On November 30, 2020, the Company entered into an agreement to sell its rolling mill located at Warrick Operations (Warrick Rolling Mill), an integrated aluminum manufacturing site near Evansville, Indiana (Warrick Operations), to Kaiser Aluminum Corporation (Kaiser) for total consideration of approximately $670, which includes $587 in cash and the assumption of $83 in other postretirement benefit liabilities. The sale is expected to close by the end of the first quarter of 2021, subject to customary closing conditions. Alcoa will retain ownership of the site’s 269 kmt aluminum smelter and its electricity generating units at Warrick Operations with a market-based metal supply agreement with Kaiser. After closing, Alcoa expects annual decreases in sales of approximately $800 and net income (pre- and after-tax) of $45 to $55, based on last 12-month pricing through December 2020. Alcoa expects to spend approximately $100 for site separation and transaction costs, with approximately half being spent in 2021 and the remainder in 2022 and 2023.

In October 2020, the Company made the decision to curtail the 228 kmt of uncompetitive annual smelting capacity at the San Ciprián smelter in Spain. Prior to this decision, the Company had completed a four month collective dismissal consultation process with the workers’ representatives which followed an informal process to discuss the significant and unsustainable circumstances at the facility. The process included a formal 30-day consultation period with the workers’ representatives with the goal of achieving the best possible outcome for the Company and its workforce, and included proposals by Alcoa to discuss a restructuring plan for the aluminum facility to end persistent and recurring financial losses. The aluminum facility incurred $56, $70, $58 of pre- and after-tax losses in 2018, 2019 and 2020, respectively.

While an agreement could not be reached within the initial period, the workers’ representatives and the Company agreed to extend the formal consultation period to evaluate a potential sale of the aluminum facility with endorsement from the Spanish national and regional governments. After a comprehensive negotiation process, the potential buyer and Alcoa did not agree on terms. Subsequently, Alcoa and the workers’ representatives made one more attempt to agree upon a social plan that would include government-supported unemployment benefits (ERTE) or the implementation of a permanent collective dismissal. The workers’ representatives declined to discuss a social plan, and Alcoa announced its decision to initiate collective dismissal and curtail the smelter.

Following Alcoa’s announcement, the workers’ representatives challenged the collective dismissal process in a legal proceeding before the High Court of Justice of Galicia, which ruled in favor of the workers on December 17, 2020. As a result, the Company suspended its plans to curtail the San Ciprián smelter and filed an appeal of the ruling with the Spanish Supreme Court as the Company continues to believe it has acted in good faith and in full compliance with the law. Additionally, in the fourth quarter of 2020, the Company did not incur the approximately $35 to $40 it previously announced as an expected charge for employee related costs associated with the curtailment and collective dismissal process.

Although the San Ciprián alumina refinery was not included in the formal consultation process, on October 4, 2020, the labor force at both the refinery and the aluminum facilities initiated a strike which has reduced refinery production and metal shipments. On January 22, 2021, the Company and the workers’ representatives reached an agreement to suspend the strike. As part of the agreement, the Company agreed to conduct a sale process with Sociedad Estatal de Participaciones Industriales (SEPI), a Spanish government owned entity, which expressed interest in acquiring the smelter facility. Alcoa expects to incur additional charges in 2021 if an agreement is reached on the sale of the smelter.

In April 2020, Alcoa announced the curtailment of the remaining 230 kmt of uncompetitive smelting capacity at its Intalco smelter in Ferndale, Washington amid declining market conditions. The full curtailment of 279 kmt, which included 49 kmt of earlier-curtailed capacity, was completed during the third quarter of 2020. During 2020, the Company recorded Restructuring and other charges, net of $28 (see Part II Item 8 of this Form 10-K in Note D to the Consolidated Financial Statements) for employee-related costs and contract termination costs, which were all cash-based charges. At December 31, 2020, the separation of employees and related severance and employee termination cost payments associated with this program were essentially complete.

In December 2019, the Company announced the permanent closure of its alumina refinery in Point Comfort, Texas as its first action of the multi-year portfolio review. The site’s 2.3 million metric tons of refining capacity had been fully curtailed since 2016. As a result of the decision to close the refinery, a $274 charge was recorded to Restructuring and other charges, net during 2019 (see Part II Item 8 of this Form 10-K in Note D to the Consolidated Financial Statements).

2020 Programs

Early in 2020, Alcoa announced programs to drive leaner working capital and improved productivity. During 2020, the Company met the combined $175 to $200 full year working capital reduction and productivity savings target with $111 in working capital and $73 in productivity cost savings. This achievement would have been $82 higher without the impact of the workers’ strike at San Ciprián which increased year-end inventory balances at the facility.

Liquidity Levers

In 2020, Alcoa exceeded its $900 target in cash actions through a combination of the COVID-19 response initiatives, strategic actions, and 2020 programs discussed above.

In addition to the cash actions programs, throughout 2020, management took several measures to improve and maintain Alcoa’s liquidity levers. These included amending the Company’s Revolving Credit Facility (see Liquidity and Capital Resources below) to temporarily provide a more favorable leverage ratio calculation through April 1, 2021, permanently adjusting the calculation of Consolidated EBITDA (as defined in the Revolving Credit Facility), and temporarily adjusting the manner in which Consolidated Cash Interest Expense and Total Indebtedness are calculated. As of December 31, 2020, these temporary adjustments to the calculations of Consolidated Cash Interest Expense and Total Indebtedness apply through March 31, 2021 and ANHBV may, at its option, extend these adjustments through June 30, 2021. During the second quarter of 2020, the Company also amended a three-year revolving credit facility agreement of one of its wholly-owned subsidiaries secured by certain customer receivables, converting it to a Receivables Purchase Agreement that provides the option for faster liquidation of certain customer receivables.

On April 8, 2020, the Company’s wholly-owned subsidiary, Alcoa Norway ANS, drew $100 against its one-year, multicurrency revolving credit facility, and may do so from time to time in the future, in the ordinary course of business. Repayment of the drawn amount, including interest accrued at 2.93%, occurred upon maturity on June 29, 2020. On July 3, 2020, Alcoa Norway ANS amended the revolving credit facility agreement to align the terms of the agreement with the amendments to the Revolving Credit Facility (discussed above). On September 30, 2020, Alcoa Norway ANS entered into an Amendment and Restatement Agreement (the A&R Agreement) to the multicurrency revolving credit facility agreement. The A&R Agreement extended the maturity one year from the original maturity date to October 2, 2021, unless further extended or terminated early in accordance with the provisions of the A&R Agreement. The A&R Agreement also amended certain financial ratio covenants, specifying calculations based upon the results of Alcoa Norway ANS rather than the calculations outlined in the Revolving Credit Facility.

In July 2020, Alcoa Nederland Holding B.V. (ANHBV), a wholly-owned subsidiary of Alcoa Corporation, issued $750 aggregate principal amount of 5.500% Senior Notes due 2027 (the 2027 Notes) in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act). The net proceeds of this issuance were approximately $736 reflecting a discount to the initial purchasers of the 2027 Notes as well as issuance costs.

See Credit Facilities under the Liquidity and Capital Resources section of Management’s Discussion and Analysis for additional details on the above described liquidity measures.

Section 232 Tariffs

In August 2020, the U.S. government reinstated 10 percent tariffs on certain aluminum imports from Canada under Section 232 of the Trade Expansion Act of 1962 (Section 232). In September 2020, the U.S. government announced that it would not impose this tariff from September 2020 to December 2020 if total aluminum imports of non-alloyed, unwrought aluminum from Canada met certain conditions. In October 2020, the U.S. government fully reinstated the exemption on aluminum imports from Canada retroactive to September 1, 2020. The Company recorded net expense of $3 related to Section 232 tariffs in 2020. (See Aluminum under Segment Information below).

Separation Transaction

References to “ParentCo” refer to Alcoa Inc., a Pennsylvania corporation, and its consolidated subsidiaries through October 31, 2016, at which time it was renamed Arconic Inc. (Arconic) and since has been subsequently renamed Howmet Aerospace Inc.

On November 1, 2016 (the Separation Date), ParentCo separated into two standalone, publicly-traded companies, Alcoa Corporation and ParentCo, effective at 12:01 a.m. Eastern Time (the Separation Transaction). Regular-way trading of Alcoa Corporation’s common stock began with the opening of the New York Stock Exchange on November 1, 2016 under the ticker symbol “AA.” The Company’s common stock has a par value of $0.01 per share.

In connection with the Separation Transaction, Alcoa Corporation and ParentCo entered into certain agreements to implement the legal and structural separation between the two companies, govern the relationship between the Company and ParentCo after the completion of the Separation Transaction, and allocate between Alcoa Corporation and ParentCo various assets, liabilities, and obligations. These agreements included a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement, Transition Services Agreement, certain Patent, Know-How, Trade Secret License and Trademark License Agreements, and Stockholder and Registration Rights Agreement.

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

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the fiscal years ended December 31, 2020 and 2019. For a discussion of changes from the fiscal year ended December 31, 2018 to the fiscal year ended December 31, 2019, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation in Part II Item 7 of Alcoa Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019 (filed February 21, 2020).

Results of Operations

Earnings Summary

Net loss attributable to Alcoa Corporation for 2020 was $170 compared with $1,125 in 2019. The favorable change of $955 was primarily due to lower restructuring costs, favorable foreign currency movements, a lower income tax provision, favorable impacts from portfolio actions, and lower net income attributable to noncontrolling interest, partially offset by lower margin from declining alumina and aluminum prices.

Sales—Sales for 2020 were $9,286 compared with $10,433 in 2019, a change of $1,147, or 11%. The decrease was largely attributed to a lower average realized price for alumina and aluminum, reduced sales from the July 2019 divestiture of two aluminum facilities in Spain and the curtailment of the Intalco (Washington) smelter which completed in the second half of 2020, partially offset by higher sales resulting from the restart of the Bécancour (Canada) smelter which completed in the second half of 2020.

Cost of Goods Sold—Cost of goods sold as a percentage of Sales was 86% in 2020 compared with 82% in 2019. The percentage was negatively impacted by a lower average realized price for both alumina and aluminum products. The unfavorable impacts were partially offset by lower raw material costs, net favorable foreign currency movements due to a stronger U.S. dollar, primarily against the Australian dollar, the euro, and the Brazilian real, improvements due to the July 2020 divestiture of two aluminum facilities in Spain, the curtailment of the Intalco (Washington) smelter which completed in the second half of 2020, the restart of the Bécancour (Canada) smelter which completed in the second half of 2020, and the absence of unfavorable impacts from the tariffs on certain aluminum imports in 2019 (see Aluminum in Segment Information below).

Selling, General Administrative, and Other Expenses—Selling, general administrative, and other expenses were $206, or 2% of Sales, in 2020 compared with $280, or 3% of Sales, in 2019. The favorable change of $74 was primarily related to cost savings from the Company’s strategic actions and COVID-19 response initiatives, lower fees for professional services, and the nonrecurrence of a bad debt reserve recorded against a Canadian customer receivable due to a 2019 bankruptcy filing.

Provision for Depreciation, Depletion, and Amortization—The provision for DD&A was $653 in 2020 compared with $713 in 2019. The decrease of $60, or 8%, was principally caused by favorable foreign currency movements from the Brazilian real and the Canadian dollar, and the nonrecurrence of write offs of assets in 2019 for projects no longer being pursued.

Restructuring and Other Charges, Net—Restructuring and other charges, net was $104 in 2020 compared with $1,031 in 2019. In 2020, management executed several actions that impacted Restructuring and other charges, net. These included $59 related to settlements and curtailments of certain pension and other postretirement benefits, $28 (net) for costs related to the curtailment of the Intalco (Washington) smelter, and $20 for additional contract costs related to the curtailed Wenatchee (Washington) smelter.

In 2019, management took several actions to strengthen the Company which totaled $1,031 in Restructuring and other charges, net. These actions included $319 to divest Alcoa’s equity investment in Ma’aden Rolling Company, $274 related to the decision to permanently close the Point Comfort alumina refinery, $235 to curtail and subsequently divest the Avilés and La Coruña (Spain) aluminum facilities, $119 in additional actions taken to reduce the overall pension and other postretirement benefit (OPEB) liabilities, and $37 associated with the new operating model that streamlined reporting to assist in operational effectiveness. See Part II Item 8 of this Form 10-K in Note D to the Consolidated Financial Statements for a detailed description of each restructuring action.

Other Expenses, net—Other expenses, net was $8 in 2020 compared with $162 in 2019. The change of $154 was primarily due to a gain on the divestiture of a waste processing facility in Gum Springs, Arkansas which was partially offset by losses related to mark-to-market derivative instruments.

Income Taxes—Alcoa Corporation’s effective tax rate was 108.1% in 2020 compared with the U.S. federal statutory rate of 21%. Alcoa’s effective tax rate and federal statutory rate for 2019 were (94.9)% (provision on loss) and 21%, respectively. The effective tax rate differs from the U.S. federal statutory rate primarily due to losses in countries with full valuation reserves resulting in no tax benefit, as well as foreign income taxed in higher rate jurisdictions. In 2019, the effective tax rate was also impacted by restructuring expenses related to divestitures in foreign jurisdictions that are not deductible for tax purposes.

In addition to reviewing the effective tax rate, management utilizes an adjusted effective tax rate (the operational tax rate) to assess the tax on operations exclusive of special items. Management reviews the operating results of the Company exclusive of special items, and therefore believes that this measure is meaningful for assessing the impact of these special items on the effective tax rate. Beginning in the first quarter of 2021, the Company will revise the way our operational tax provision is calculated on an interim basis. The operational tax provision will begin to include the interim tax impacts required under GAAP that have previously been excluded from our operational tax provision calculation. In periods of volatility when profit before tax by jurisdiction moves considerably between periods, inclusion of the GAAP interim tax impacts can reduce the fluctuations in the interim operational tax provision. This change will have no impact on our full year forecasted operational tax provision and will be used in all future periods. The change will also have no impact on the GAAP tax provision in any period.

In summary, for 2021 and future periods, the calculation of the Company’s operational tax is calculated on a full year basis in a manner consistent with our GAAP tax provision except for exclusion of the following items:

•	Tax cost or benefit attributable to special items based on the applicable statutory rates in the jurisdictions where the special items occurred; and
•	Discrete tax items (generally unusual or infrequently occurring items, changes in law, items associated with uncertain tax positions, or effects of measurement-period adjustments).

Noncontrolling Interest—Net income attributable to noncontrolling interest was $156 in 2020 compared with $272 in 2019. These amounts are entirely related to Alumina Limited’s 40% ownership interest in several affiliated operating entities, which own, have an interest in, or operate the bauxite mines and alumina refineries within Alcoa’s Bauxite and Alumina segments (except for the Poços de Caldas mine and refinery and portions of the São Luís refinery and investment in Mineração Rio do Norte S.A., all in Brazil) and a portion (55%) of the Portland smelter (Australia) within the Company’s Aluminum segment. These individual entities comprise an unincorporated global joint venture between Alcoa Corporation and Alumina Limited known as Alcoa World Alumina and Chemicals (AWAC). Alcoa Corporation owns 60% of these individual entities, which are consolidated by the Company for financial reporting purposes and include Alcoa of Australia Ltd. (AofA), Alcoa World Alumina LLC (AWA), Alcoa World Alumina Brasil Ltda. (AWAB), and Alúmina Española, S.A. (Española). Alumina Limited’s 40% interest in the earnings of such entities is reflected as Noncontrolling interest on Alcoa Corporation’s Statement of Consolidated Operations.

In 2020, these combined entities generated lower net income compared to 2019, primarily driven by lower alumina prices which were partially offset by favorable foreign currency movements.

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

Segment Adjusted EBITDA totaled $1,317 in 2020, $1,626 in 2019, and $3,250 in 2018. The following information provides production, shipments, sales, and Segment Adjusted EBITDA data for each reportable segment, as well as certain realized price and average cost data, for each of the three years in the period ended December 31, 2020. See Part II Item 8 of this Form 10-K in Note E to the Consolidated Financial Statements for additional information.

Bauxite

	2020	2019	2018
Production (mdmt)	48.0	47.4	45.8
Third-party shipments (mdmt)	6.5	6.2	5.7
Intersegment shipments (mdmt)	42.2	41.4	41.2
Total shipments (mdmt)	48.7	47.6	46.9
Third-party sales	$272	$297	$271
Intersegment sales	941	979	944
Total sales	$1,213	$1,276	$1,215
Segment Adjusted EBITDA	$495	$504	$426
Operating costs	$835	$859	$869
Average cost per dry metric ton of bauxite shipped	$17	$18	$19

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

Business Update. The Bauxite segment had record annual production in 2020 which included annual production records for the Willowdale (Australia) and Juruti (Brazil) mines. The record annual production is the result of stable mining conditions and increased focus on operating efficiencies as part of the Company’s 2020 strategic initiatives.

Mining operations are relocated periodically in support of optimizing the value extracted from bauxite reserves. During 2019, the Company began the process of moving the Willowdale mining operations to the next planned location in the Darling range and began preparing for movement of the Juruti mining operations which began in 2020. During 2020, the Company incurred $82 and $1 in capital expenditures related to the Willowdale and Juruti mining operation relocations, respectively. As a result of these movements, approximately $37 and $16 of additional capital expenditures related to Willowdale and Juruti, respectively, are anticipated for 2021. The relocation of the Willowdale mining operations is expected to be completed during the first quarter of 2021 and the relocation of the Juruti mining operations is expected to be completed during the first quarter of 2022.

Production. In 2020, bauxite production increased 1% compared with 2019, from higher production at four of the segment’s seven mines.

Sales. Third-party sales for the Bauxite segment decreased 8% in 2020 compared with 2019 due primarily to a lower average realized price. The price decrease was partially offset by a 5% increase in Third-party shipments in 2020, compared with 2019.

Intersegment sales for the Bauxite segment decreased 4% in 2020 compared with 2019 due primarily to a lower average realized price. The price decrease was partially offset by a 2% increase in intersegment shipments in 2020, compared with 2019.

Segment Adjusted EBITDA. Bauxite Segment Adjusted EBITDA decreased $9 in 2020 compared with 2019, principally as a result of the previously mentioned lower average realized price for third-party and intersegment sales partially offset by net favorable foreign currency movements due to a stronger U.S. dollar against the Brazilian real.

Forward-Look. In 2021, lower intersegment and third-party prices are anticipated along with additional capital expenditures related to the previously mentioned Willowdale and Juruti mining location moves. The lower intersegment bauxite price will provide a corresponding benefit to the Alumina segment as discussed below. The Company projects total bauxite shipments to range between 49.0 and 50.0 million dry metric tons, an improvement from 2020.

Alumina

	2020	2019	2018
Production (kmt)	13,475	13,302	12,857
Third-party shipments (kmt)	9,641	9,473	9,259
Intersegment shipments (kmt)	4,243	4,072	4,326
Total shipments (kmt)	13,884	13,545	13,585
Third-party sales	$2,627	$3,250	$4,215
Intersegment sales	1,268	1,561	2,101
Total sales	$3,895	$4,811	$6,316
Segment Adjusted EBITDA	$497	$1,097	$2,373
Average realized third-party price per metric ton of alumina	$273	$343	$455
Operating costs	$3,379	$3,646	$3,892
Average cost per metric ton of alumina shipped	$243	$269	$286

In the above table, total shipments include metric tons that were not produced by the Alumina segment. Such alumina was purchased to satisfy certain customer commitments or requirements. The Alumina segment bears the risk of loss of the purchased alumina until control of the product has been transferred to this segment’s customer. Additionally, operating costs in the table above includes all production-related costs: raw materials consumed; conversion costs, such as labor, materials, and utilities; depreciation and amortization; and plant administrative expenses.

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

Business Update. The Alumina segment had record annual production in 2020, which included annual production records for the Wagerup, Pinjarra, and Kwinana (Australia) alumina refineries and the São Luís (Brazil) alumina refinery, as operating efficiencies were gained across the refining system.

During 2020, the average API (on 30-day lag) reached a low in May 2020 and trended favorably throughout the remainder of the year. The Alumina segment gained efficiencies across the refining system with additional operations focus and support, a critical component of the Company’s new operating model and realized the benefit of declining prices for caustic soda and lower prices for bauxite.

On October 4, 2020, the labor force at both the refinery and the aluminum facilities at San Ciprián (Spain) initiated a strike which reduced refinery production and metal shipments. On January 22, 2021, the Company and the workers’ representatives reached an agreement to suspend the strike. The Company does not expect the impact of the strike to have a material impact on Alumina Segment Adjusted EBITDA in 2021.

Capacity. At December 31, 2020, the Alumina segment had a base capacity of 12,759 kmt with 214 kmt of curtailed refining capacity. There were no changes to curtailed or base capacity during 2020.

Production. In 2020, alumina production increased by 173 kmt compared with 2019, principally due to operating efficiencies gained across the refining system. The 2020 annual production record exceeded the previous annual record set in 2019.

Sales. Third-party sales for the Alumina segment decreased 19% in 2020 compared with 2019, primarily attributable to a decline in average realized price which was principally driven by a lower average API (on 30-day lag). The price decrease was partially offset by a 2% increase in Third-party shipments in 2020, compared with 2019.

Intersegment sales for the Alumina segment decreased 19% in 2020 compared with 2019 primarily due to a lower average realized price, partially offset by increased demand from the Aluminum segment. The increased demand from the Aluminum segment was primarily driven by the restart at the Bécancour (Canada) smelter partially offset by the curtailment of the Intalco smelter (see Aluminum below).

Segment Adjusted EBITDA. Alumina Segment Adjusted EBITDA decreased $600 in 2020 compared with 2019, largely attributed to the decline in average realized price of alumina and higher energy costs in Australia. These negative impacts were partially offset by lower costs for bauxite and caustic soda, increased total shipments and net favorable foreign currency movements due to a stronger U.S. dollar (particularly against the Australian dollar and Brazilian real).

Forward-Look. In 2021, the lower intersegment bauxite price will benefit the Alumina segment while higher natural gas costs in Australia are expected to be more than offset by lower costs for both bauxite and caustic soda. The Company projects total alumina shipments to range between 13.9 and 14.0 million metric tons, stable in comparison to 2020.

Aluminum

Total Aluminum information	2020	2019	2018
Third-party aluminum shipments (kmt)	3,016	2,859	3,268
Third-party sales	$6,365	$6,803	$8,829
Intersegment sales	12	17	18
Total sales	$6,377	$6,820	$8,847
Segment Adjusted EBITDA	$325	$25	$451

Primary aluminum information	2020	2019	2018
Production (kmt)	2,263	2,135	2,259
Third-party shipments (kmt)	2,710	2,535	2,732
Third-party sales	$5,190	$5,426	$6,787
Average realized third-party price per metric ton	$1,915	$2,141	$2,484
Total shipments (kmt)	2,773	2,597	2,844
Operating costs	$5,222	$5,847	$6,974
Average cost per metric ton of primary aluminum shipped	$1,883	$2,251	$2,452

In the above table, total aluminum third-party shipments and total primary aluminum shipments include metric tons that were not produced by the Aluminum segment. Such aluminum was purchased by this segment to satisfy certain customer commitments or requirements. The Aluminum segment bears the risk of loss of the purchased aluminum until control of the product has been transferred to this segment’s customer. Total aluminum information includes flat-rolled aluminum while Primary aluminum information does not. Operating costs includes all production-related costs: raw materials consumed; conversion costs, such as labor, materials, and utilities; depreciation and amortization; and plant administrative expenses.

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

The rolling mill produces aluminum sheet primarily sold directly to customers in the packaging market for the production of aluminum cans (beverage and food). Additionally, from the Separation Date through the end of 2018, Alcoa Corporation had a tolling arrangement (contractually ended on December 31, 2018) with ParentCo whereby ParentCo’s rolling mill in Tennessee produced can sheet products for certain customers of the Company’s rolling operations. Alcoa supplied all of the raw materials to the Tennessee facility and paid ParentCo for the tolling service. Seasonal increases in can sheet sales are generally experienced in the second and third quarters of the calendar year.

Generally, this segment’s aluminum sales are transacted in U.S. dollars while costs and expenses of this segment are transacted in the local currency of the respective operations, which are the U.S. dollar, the euro, the Norwegian krone, the Icelandic króna, the Canadian dollar, the Brazilian real, and the Australian dollar.

This segment also includes Alcoa Corporation’s 25.1% ownership interest in the smelting joint venture company in Saudi Arabia (Alcoa’s interest in the rolling mill joint venture was divested in June 2019).

Business Update. On October 4, 2020, the labor force at both the refinery and the aluminum facilities at San Ciprián (Spain) initiated a strike which reduced refinery production and metal shipments. The strike remained in place through December 31, 2020 and prevented the smelter from shipping finished product to customers. On January 22, 2021, the Company reached agreement with the workers’ representatives to suspend the strike. As part of the agreement, the Company agreed to conduct a sale process to Sociedad Estatal de Participaciones Industriales (SEPI), a Spanish government owned entity, which expressed interest in acquiring the smelter facility.

On November 30, 2020, the Company entered into an agreement to sell the Warrick Rolling Mill to Kaiser Aluminum Corporation for total consideration of approximately $670, which includes $587 in cash and the assumption of $83 in other postretirement benefit liabilities. The sale is expected to close by the end of the first quarter of 2021, subject to customary closing conditions. See Part II Item 8 of this Form 10-K in Note C to the Consolidated Financial Statements for additional information.

As a result of a more competitive and long-term labor agreement reached in 2019, the process to restart the Bécancour (Canada) smelter began in July 2019 and was completed during the third quarter of 2020. The restart process had favorable impacts to the Aluminum segment during 2020 as increased production resulted in higher shipments and Adjusted Segment EBITDA compared with 2019.

In August 2020, the U.S. government reinstated 10 percent tariffs on certain aluminum imports from Canada under Section 232 of the Trade Expansion Act of 1962 (Section 232). In September 2020, the U.S. government announced that it would not impose this tariff from September 2020 to December 2020 if total aluminum imports of non-alloyed, unwrought aluminum from Canada met certain conditions. In October 2020, the U.S. government fully reinstated the exemption on aluminum imports from Canada retroactive to September 1, 2020. The Company recorded net expense of $3 related to Section 232 tariffs in 2020.

In April 2020, Alcoa announced the curtailment of the remaining 230 kmt of smelting capacity at the Intalco (Washington) smelter. The full curtailment of 279 kmt, which includes 49 kmt of earlier-curtailed capacity, was completed during the third quarter of 2020. See Part II Item 8 of this Form 10-K in Note D to the Consolidated Financial Statements for additional information.

Capacity. At December 31, 2020, the Aluminum segment had 831 kmt of idle smelting capacity on a base capacity of 2,993 kmt. During 2020, the curtailment of the Intalco smelter increased idle capacity by 230 kmt which was partially offset by the remainder of the restart process at the Bécancour smelter, begun in July 2019, which decreased idle capacity by 165 kmt.

Production. In 2020, primary aluminum production increased by 128 kmt compared with 2019, primarily due to higher production at the Bécancour smelter as a result of the restart process partially offset by the curtailment of the Intalco smelter.

Sales. Third-party sales for the Aluminum segment decreased 6% in 2020 compared with 2019, primarily attributed to a lower average realized price of primary aluminum. The change in average realized price of primary aluminum was mainly driven by a 6% lower average LME price (on 15-day lag) combined with decreases in regional and product premiums from reduced demand for value-add aluminum products. The unfavorable impact of lower metal prices and product premiums was partially offset by an increase in sales volume driven primarily from the restart of the Bécancour smelter, which exceeded the volume decrease from the Intalco curtailment in mid-year 2020.

Segment Adjusted EBITDA. Aluminum Segment Adjusted EBITDA increased $300 in 2020 compared with 2019. The increase was attributable to lower alumina, carbon, and energy costs outweighing the negative impact from lower metal prices and unfavorable mix of value-add products by $95, net. Adjusted EBITDA improved $126 on the Company’s combined portfolio actions which include the divestiture of the Avilés and La Coruña facilities in the third quarter of 2019, the restart of the Bécancour smelter, and the curtailment of the Intalco smelter. Other favorable impacts to Adjusted EBITDA in 2020 include favorable foreign currency changes and the non-recurrence of a bad debt reserve recorded in 2019 against a

Canadian customer receivable due to bankruptcy. Additionally, impacts from Section 232 tariffs had a favorable impact to Adjusted EBITDA of $21.

Forward-Look. In 2021, we expect favorable impacts from the Bécancour smelter operating at full capacity and the Intalco curtailment, partially offset by increased raw materials and energy costs and unfavorable impacts from the sale of the Warrick Rolling Mill. Total aluminum shipments are expected to range between 2.7 and 2.8 million metric tons, a decrease from 2020 related to the changes in the portfolio but well positioned to benefit from the recovery in value-add products.

Reconciliations of Certain Segment Information

Reconciliation of Total Segment Third-Party Sales to Consolidated Sales

	2020	2019	2018
Bauxite	$272	$297	$271
Alumina	2,627	3,250	4,215
Aluminum:
Primary aluminum	5,190	5,426	6,787
Other(1)	1,175	1,377	2,042
Total segment third-party sales	9,264	10,350	13,315
Other	22	83	88
Consolidated sales	$9,286	$10,433	$13,403

(1)

Other includes third-party sales of flat-rolled aluminum and energy, as well as realized gains and losses related to embedded derivative instruments designated as cash flow hedges of forward sales of aluminum.

Reconciliation of Total Segment Operating Costs to Consolidated Cost of Goods Sold

	2020	2019	2018
Bauxite	$835	$859	$869
Alumina	3,379	3,646	3,892
Primary aluminum	5,222	5,847	6,974
Other(1)	1,233	1,404	1,915
Total segment operating costs	10,669	11,756	13,650
Eliminations(2)	(2,213)	(2,707)	(3,055)
Provision for depreciation, depletion, amortization(3)	(627)	(676)	(699)
Other(4)	140	164	157
Consolidated cost of goods sold	$7,969	$8,537	$10,053

(1)	Other largely relates to the Aluminum segment’s flat-rolled aluminum product division.
(2)	This line item represents the elimination of cost of goods sold related to intersegment sales between Bauxite and Alumina and between Alumina and Aluminum.
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

(4)

Other includes costs related to Transformation, and certain other items that impact Cost of goods sold on Alcoa Corporation’s Statement of Consolidated Operations that are not included in the operating costs of the segments (see footnotes 1 and 3 in the Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net (Loss) Income Attributable to Alcoa Corporation below).

Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net (Loss) Income Attributable to Alcoa Corporation

	2020	2019	2018
Net (loss) income attributable to Alcoa Corporation:
Total segment Adjusted EBITDA	$1,317	$1,626	$3,250
Unallocated amounts:
Transformation(1)	(45)	(7)	(3)
Intersegment eliminations	(8)	150	(8)
Corporate expenses(2)	(102)	(101)	(96)
Provision for depreciation, depletion, and amortization	(653)	(713)	(733)
Restructuring and other charges, net	(104)	(1,031)	(527)
Interest expense	(146)	(121)	(122)
Other expenses, net	(8)	(162)	(64)
Other(3)	(78)	(79)	(72)
Consolidated income (loss) before income taxes	173	(438)	1,625
Provision for income taxes	(187)	(415)	(732)
Net income attributable to noncontrolling interest	(156)	(272)	(643)
Consolidated net (loss) income attributable to Alcoa Corporation	$(170)	$(1,125)	$250

(1)	Transformation includes, among other items, the Adjusted EBITDA of previously closed operations.
(2)

Corporate expenses are composed of general administrative and other expenses of operating the corporate headquarters and other global administrative facilities, as well as research and development expenses of the corporate technical center.

(3)

Other includes certain items that impact Cost of goods sold and other expenses on Alcoa Corporation’s Statement of Consolidated Operations that are not included in the Adjusted EBITDA of the reportable segments.

Environmental Matters

See Part II Item 8 of this Form 10-K in Note S to the Consolidated Financial Statements under caption Contingencies—Environmental Matters.

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

In addition to utilizing all preventative and mitigation options available to ensure continuity of operations during the COVID-19 pandemic, Alcoa instituted measures to manage cash during the global health crisis. Taking advantage of strategic actions that were already underway, as well as active working capital and productivity programs, Alcoa added its COVID-19 response initiatives to an overall cash action program targeted to save or defer $900. In 2020, Alcoa exceeded its $900 target in cash actions through a combination of the COVID-19 response initiatives, strategic actions, and 2020 programs as discussed under Business Update above.

In 2021, the Company anticipates cash inflows from the previously announced sale of its rolling mill business to Kaiser Aluminum Corporation for total consideration of approximately $670, which includes $587 in cash and the assumption of

$83 in other postretirement benefit liabilities. The sale is expected to close by the end of the first quarter of 2021, subject to customary closing conditions.

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

At December 31, 2020, the Company’s cash and cash equivalents were $1,607, of which $1,521 was held outside the United States. Alcoa Corporation has a number of commitments and obligations related to the Company’s operations in various foreign jurisdictions, resulting in the need for cash outside the United States. Alcoa Corporation continuously evaluates its local and global cash needs for future business operations, which may influence future repatriation decisions.

Cash from Operations

Cash provided from operations was $394 in 2020 compared with cash provided from operations of $686 in 2019. Notable changes to the sources and (uses) of cash for 2020 include:

•

($104) in certain working capital accounts (receivables, inventories, and accounts payable, trade), including $82 use of cash related to finished goods inventory at San Ciprián which could not be shipped at year end due to the workers’ strike;

•

($170) from higher pension contributions, including a $250 pension contribution to the Company’s U.S. pension plans in late December to cover both the $197 deferred contributions due on January 4, 2021 and a $53 discretionary prepayment;

•	($35) due to timing of the collection of value added tax receivable;
•	($74) included as a change in Other noncurrent assets related to a tax payment on the AofA tax matter (see below); and
•

$449 relating to changes in taxes, including income taxes. The source of cash includes changes related to lower tax payments made in 2020 compared with 2019, primarily payments on income taxes, and changes in the underlying tax accounts. Also includes $169 from the impact of interest deductions on 2020 cash tax payments related to the AofA tax matter (see below).

The remaining change in Cash provided from operations is primarily attributable to the changes in related Statement of Consolidated Operations amounts.

In the third quarter of 2020, AofA paid approximately $74 (A$107) to the ATO related to the tax dispute described in Note S to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K. Upon payment, AofA recorded a noncurrent tax assessment deposit, as the Company continues to believe it is more likely than not that AofA’s tax position will be sustained and therefore is not recognizing any tax expense in relation to this matter. In accordance with Australian tax laws, the initial interest assessment and additional interest are deductible against AofA’s 2020 taxable income and resulted in $169 (A$219) lower cash tax payments in 2020. Interest compounded in future years is also deductible against AofA’s income in the respective periods. If AofA is ultimately successful, the interest deduction would become taxable as income in the year the dispute is resolved. In addition, should the ATO decide in the interim to reduce any interest already assessed, the reduction would be taxable as income at that point in time. During 2020, AofA continued to record its tax provision and tax liability without effect of the ATO assessment, since it expects to prevail. The 2020 tax payable remains on AofA’s balance sheet as a noncurrent accrued tax liability and will be increased by the tax effect of subsequent periods’ interest deductions, until dispute resolution, which is expected to take several years. At December 31, 2020, the noncurrent accrued tax liability resulting from the cumulative interest deductions was approximately $169 (A$219).

Financing Activities

Cash provided from financing activities was $514 in 2020 compared with cash used for financing activities of $444 in 2019. The primary source of cash in 2020 was the issuance of $750 aggregate principal amount of 2027 Notes by ANHBV in July 2020 resulting in net proceeds of $736. The net proceeds were partially offset by $183 in net cash paid to Alumina Limited and $38 in financial contributions related to the divested Spanish facilities. The use of cash in 2019 was primarily due to $421 in net cash paid to Alumina Limited and $12 in financial contributions related to the divested Spanish facilities.

Credit Facilities. Alcoa Corporation has access to various sources of liquidity outside of cash generated from operations. Included in these sources is the Second Amended Revolving Credit Agreement (“Revolving Credit Facility” or “the Facility”) entered into by Alcoa Corporation and Alcoa Nederland Holding B.V. (ANHBV) and a multicurrency revolving credit facility entered into by Alcoa Norway ANS. Additionally, the Company has a Receivables Purchase Agreement that also provides flexibility for managing cash needs.

The Revolving Credit Facility provides a $1,500 senior secured revolving credit facility to be used for working capital and/or other general corporate purposes of Alcoa Corporation and its subsidiaries. The Revolving Credit Facility includes a number of covenants, including financial covenants, that require maintenance of a specified interest expense coverage ratio and a leverage ratio. The leverage ratio compares total indebtedness to Consolidated EBITDA (an earnings metric as defined in the Revolving Credit Facility) to determine compliance with the financial covenant. The calculation also determines the maximum indebtedness permitted under the Revolving Credit Facility. Based on the leverage ratio calculation as of December 31, 2020, the maximum additional borrowing capacity available to the Company to remain in compliance with the covenant was $1,322; below full capacity based on insufficient 2020 earnings levels as defined in the earnings metric. Based on the leverage ratio calculation as of December 31, 2019, the maximum additional borrowing capacity available to the Company to remain in compliance with the covenant was $1,200; the lower capacity in 2019 primarily resulting from the impact of the restructuring-related charges considered in the earnings metric. However, the Company still has the ability to access the full $1,500 credit facility through a combination of the maximum additional borrowing capacity and the issuances of letters of credit at December 31, 2020.

On April 21, 2020, the Company and ANHBV entered into an amendment (Amendment No. 2) to the Revolving Credit Facility that temporarily adjusts the leverage ratio requirement to 3.00 to 1.00 from 2.50 to 1.00 for the subsequent four consecutive fiscal quarters, beginning in the second quarter of 2020 (the Amendment Period). The leverage ratio requirement will return to 2.50 to 1.00 starting in the second quarter of 2021. During the Amendment Period, the Company, ANHBV, and any restricted subsidiaries will be restricted from making certain restricted payments or incurring incremental secured loans under the Revolving Credit Facility.

On June 24, 2020, the Company and ANHBV entered into an additional amendment (Amendment No. 3) to the Revolving Credit Facility that (i) permanently adjusted the calculation of Consolidated EBITDA (as defined in the Revolving Credit Facility) by allowing the add back of certain additional non-cash costs and (ii) temporarily adjusted, for the remaining fiscal quarters in 2020, the manner in which Consolidated Cash Interest Expense and Total Indebtedness (each as defined in the Revolving Credit Facility) are calculated with respect to certain senior notes issuances during the fiscal year ended December 31, 2020, inclusive of the July 2020 issuance described below.

ANHBV has the option to extend the periods under Amendment No. 3 to apply to either or both fiscal quarters ending March 31, 2021 and June 30, 2021. However, doing so would also reduce the borrowing availability under the Revolving Credit Facility during the respective fiscal quarters by one-third of the net proceeds of such note issuances during the fiscal year ending December 31, 2020. During the fourth quarter of 2020, ANHBV has elected to extend the period under Amendment No. 3 through the quarter ending March 31, 2021, and if ANHBV elects to extend the period through June 30, 2021, the request for extension must be provided on or prior to April 1, 2021. As a result of the election, the 2027 Notes issued in July 2020 will reduce the aggregate amount of commitments under the Revolving Credit Facility by approximately $245 during the applicable fiscal quarters.

The Revolving Credit Facility is scheduled to mature on November 21, 2023 unless extended or earlier terminated in accordance with the provisions of the Facility. ANHBV may make extension requests during the term of the Revolving Credit Facility, subject to the lender consent requirements set forth in the Facility. As of December 31, 2020, Alcoa Corporation was in compliance with all covenants. There were no borrowings outstanding at December 31, 2020, and there were no amounts borrowed during 2020 related to this facility.

On October 2, 2019, Alcoa Norway ANS, a wholly-owned subsidiary of Alcoa Corporation, entered into a one-year, multicurrency revolving credit facility agreement for NOK 1.3 billion (approximately $152) which is fully and unconditionally guaranteed on an unsecured basis by Alcoa Corporation. On April 8, 2020, Alcoa Norway ANS drew $100 against this facility, and may do so from time to time in the future, in the ordinary course of business. Repayment of the drawn amount, including interest accrued at 2.93%, occurred upon maturity on June 29, 2020. On July 3, 2020, Alcoa Norway ANS amended the revolving credit facility agreement to align the terms of the agreement with Amendment No. 2 and Amendment No. 3 of the Revolving Credit Facility discussed above.

On September 30, 2020, Alcoa Norway ANS entered into an Amendment and Restatement Agreement (the A&R Agreement) to the multicurrency revolving credit facility agreement that extended the maturity one year from the original maturity date to October 2, 2021, unless further extended or terminated early in accordance with the provisions of the A&R Agreement. The A&R Agreement also amended certain financial ratio covenants, specifying calculations based upon the results of Alcoa Norway ANS rather than the calculations outlined in the Revolving Credit Facility. As of December 31, 2020, Alcoa Norway ANS was in compliance with all such covenants. At December 31, 2020, there were no amounts outstanding against this facility.

On October 25, 2019, a wholly-owned subsidiary of the Company entered into a $120 three-year revolving credit facility agreement secured by certain customer receivables. On April 20, 2020, the Company amended this agreement converting it to a Receivables Purchase Agreement to sell up to $120 of the receivables previously secured by the credit facility without recourse on a revolving basis. The unsold portion of specified receivable pool will be pledged as collateral to the purchasing bank to secure the sold receivables. During the year ended December 31, 2020, no receivables were sold under this agreement.

Alcoa’s maximum additional borrowing capacity discussed above can be used through any combination of Alcoa’s two credit facilities or through additional indebtedness. The Company may draw on these facilities periodically to ensure working capital needs are met. See Part II Item 8 of this Form 10-K in Note M to the Consolidated Financial Statements for additional information related to these credit facilities.

Debt. As of December 31, 2020, Alcoa Corporation had four outstanding Notes maturing at varying times. A summary of the Notes and other long-term debt is shown below. See Part II Item 8 of this Form 10-K in Note M to the Consolidated Financial Statements for additional information related to the Company’s debt.

December 31,	2020	2019
6.75% Notes, due 2024	$750	$750
7.00% Notes, due 2026	500	500
5.500% Notes, due 2027	750	—
6.125% Notes, due 2028	500	500
Other	6	84
Unamortized discounts and deferred financing costs	(41)	(34)
Total	2,465	1,800
Less: amount due within one year	2	1
Long-term debt, less amount due within one year	$2,463	$1,799

Ratings. Alcoa Corporation’s cost of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short- and long-term debt ratings assigned to Alcoa Corporation’s debt by the major credit rating agencies.

On April 9, 2020, Moody’s Investor Service (Moody’s) affirmed a Ba1 rating of Alcoa’s long-term debt. Additionally, Moody’s affirmed the current outlook as stable. On July 7, 2020, Moody’s reaffirmed the Ba1 rating of Alcoa’s long-term debt as well as the stable outlook.

On April 29, 2020, Fitch Ratings (Fitch) affirmed a BB+ rating for Alcoa Corporation’s long-term debt. Additionally, Fitch affirmed the current outlook as stable. On July 7, 2020, Fitch reaffirmed the BB+ rating of Alcoa’s long-term debt as well as the stable outlook.

On June 26, 2020 Standard and Poor’s Global Ratings (S&P) affirmed the BB+ rating of Alcoa’s long-term debt and revised the outlook to negative. On December 21, 2020, S&P affirmed the BB+ rating of Alcoa’s long-term debt and revised the outlook to stable from negative.

Common Stock Repurchase Program. In October 2018, Alcoa Corporation’s Board of Directors authorized a common stock repurchase program with an aggregate transactional value of $200, depending on cash availability, market conditions, and other factors. This program does not have a predetermined expiration date. Alcoa Corporation intends to retire the repurchased shares of common stock. In December 2018, the Company repurchased 1,723,800 shares of its common stock for $50; these shares were immediately retired. No amounts were repurchased during 2020 or 2019.

Investing Activities

Cash used for investing activities was $167 in 2020 compared with $468 in 2019. The decrease in use of cash for 2020 was largely attributed to the nonrecurrence of cash expenditures made in 2019 related to the divestiture of Alcoa’s investment in Ma’aden Rolling Company, as well as higher proceeds in 2020 from the sale of assets, primarily the Gum Springs waste treatment facility, and lower capital expenditures.

In 2021, Alcoa expects capital expenditures to be approximately $375 related to sustaining capital projects and approximately $50 related to growth projects. The timing and amount of capital expenditures may fluctuate as a result of the Company’s normal operations.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations. Alcoa Corporation is required to make future payments under various contracts, including long-term purchase obligations and financing arrangements. The Company also has commitments to fund its pension plans and provide payments for other postretirement benefit plans. As of December 31, 2020, a summary of Alcoa Corporation’s outstanding contractual obligations is as follows:

	Total	2021	2022-2023	2024-2025	Thereafter
Operating activities:
Energy-related purchase obligations	$13,774	$1,093	$2,416	$2,346	$7,919
Raw material purchase obligations	5,434	989	897	657	2,891
Other purchase obligations	767	249	308	136	74
Estimated minimum required pension funding	965	255	455	255	—
Other postretirement benefit payments	560	65	125	115	255
Interest related to total debt	932	159	315	264	194
Operating leases	165	68	54	21	22
Layoff and other restructuring payments	63	62	1	—	—
Deferred revenue arrangements	52	8	16	16	12
Uncertain tax positions	7	—	—	—	7
Financing activities:
Long-term debt and Short-term borrowings	2,583	79	2	751	1,751
Investing activities:
Equity contributions	7	7	—	—	—
Totals	$25,309	$3,034	$4,589	$4,561	$13,125

Obligations for Operating Activities

Energy-related purchase obligations consist primarily of electricity and natural gas contracts with expiration dates ranging from 1 year to 27 years. Raw material obligations consist mostly of bauxite (relates to AWAC’s bauxite mine interests in Guinea and Brazil), caustic soda, alumina, aluminum fluoride, calcined petroleum coke, and cathode blocks with expiration dates ranging from less than 1 year to 15 years. Other purchase obligations consist principally of freight for bauxite and alumina with expiration dates ranging from 1 to 12 years. Many of these purchase obligations contain variable pricing components, and, as a result, actual cash payments may differ from the estimates provided in the preceding table. In accordance with the terms of several of these supply contracts, obligations may be reduced as a result of an interruption to operations, such as a plant curtailment or a force majeure event.

Interest related to total debt is based on interest rates in effect as of December 31, 2020 and is calculated on debt with maturities that extend to 2028. Some of the contractual interest rates for certain debt are variable; actual cash payments may differ from the estimates provided in the preceding table.

Estimated minimum required pension funding and other postretirement benefit payments are based on actuarial estimates using current assumptions for, among others, discount rates, long-term rate of return on plan assets, rate of compensation increases, and/or health care cost trend rates. Actual payments may differ based on changes in assumptions. Alcoa Corporation has determined that it is not practicable to present pension funding and other postretirement benefit payments beyond 2025 and 2030, respectively.

Layoff and other restructuring payments expected to be paid within one year relate to financial contributions under the share purchase agreement related to the divestiture of two Spanish aluminum facilities, take-or-pay provisions of supply contracts associated with curtailed facilities, a contractual commitment to an Italian government agency related to the transfer of the Portovesme smelter, severance costs, and the termination of an office lease contract.

Deferred revenue arrangements require Alcoa Corporation to deliver alumina to a certain customer over the specified contract period (through 2027). While this obligation is not expected to result in cash payments, it is included in the preceding table as the Company would have such an obligation if the specified product deliveries could not be made.

Uncertain tax positions taken or expected to be taken on an income tax return may result in additional payments to tax authorities. The amount in the preceding table includes interest and penalties accrued related to such positions as of December 31, 2020. The total amount of uncertain tax positions is included in the Thereafter column as the Company is not able to reasonably estimate the timing of potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

Obligations for Financing Activities

Total debt amounts in the preceding table represent the principal amounts of all outstanding long-term debt, which have maturities that extend to 2028.

In October 2018, Alcoa Corporation’s Board of Directors authorized a common stock repurchase program under which the Company may purchase shares of its outstanding common stock up to an aggregate transactional value of $200, depending on various factors. The program does not have a predetermined expiration date. Accordingly, amounts have not been included in the preceding table. In December 2018, the Company repurchased 1,723,800 shares of its common stock for $50 at a weighted average share price of $29.01 (includes $0.02 broker commission). No shares were repurchased in 2020 or 2019.

Obligations for Investing Activities

Equity contributions are related to the joint venture, ElysisTM Limited Partnership (ElysisTM). This joint venture requires Alcoa Corporation to invest a total of $21 (C$28) through 2021. In 2018, the Company contributed $5 (C$6) toward its initial investment commitment in ElysisTM. In 2020, the Company contributed an additional $9 (C$11).

Off-Balance Sheet Arrangements. Alcoa Corporation has outstanding bank guarantees and letters of credit related to, among others, energy contracts, environmental obligations, legal and tax matters, outstanding debt, leasing obligations, workers compensation, and customs duties. Alcoa Corporation also has outstanding surety bonds primarily related to tax matters, contract performance, workers compensation, environmental-related matters, and customs duties. See Part II Item 8 of this Form 10-K in Note S to the Consolidated Financial Statements for additional information.

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

Management uses historical experience and all available information to make these estimates, including considerations for the impact of the coronavirus (COVID-19) pandemic on the macroeconomic environment, and actual results may differ from those used to prepare the Company’s Consolidated Financial Statements at any given time. The Company has experienced certain negative impacts as a result of the COVID-19 pandemic to date; however, the ultimate magnitude and duration of the COVID-19 pandemic continues to be unknown, and the pandemic’s ultimate future impact on the Company’s business, financial condition, operating results, cash flows, and market capitalization is uncertain. In addition, the COVID-19 pandemic could adversely impact estimates made as of December 31, 2020 regarding future results, such as the recoverability of goodwill and long-lived assets and the realizability of deferred tax assets. Despite these inherent limitations, management believes that the amounts recorded in the financial statements related to these items are based on its best estimates and judgments using all relevant information available at the time.

A summary of the Company’s significant accounting policies is included in Part II Item 8 of this Form 10-K in Note B to the Consolidated Financial Statements.

Properties, Plants, and Equipment. Properties, plants, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (asset group) may not be recoverable, including in the period when assets have met the criteria to be classified as held for sale. Recoverability of assets is determined by comparing the estimated undiscounted net cash flows of the operations related to the assets (asset group) to their carrying amount. An impairment loss would be recognized when the carrying amount of the assets (asset group) exceeds the fair value. The amount of the impairment loss to be recorded is calculated as the excess of the carrying value of the assets (asset group) over their fair value, with fair value determined using the best information available, which generally is a discounted cash flow (DCF) model. The determination of what constitutes an asset group, the associated estimated undiscounted net cash flows, and the estimated useful lives of assets also require significant judgments.

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

Management performed qualitative assessments of the Bauxite and Alumina reporting units in 2020 and determined that it was not more likely than not that the fair value of either reporting unit was less than carrying value. Management last performed a quantitative impairment test for the Bauxite reporting unit in 2018 and the Alumina reporting unit in 2019. At the time of each quantitative assessment, the estimated fair value of each respective reporting unit was substantially in excess of carrying value, resulting in no impairment. Additionally, in all prior years presented, there have been no triggering events that necessitated an impairment test for either the Bauxite or Alumina reporting units.

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

Litigation Matters. For asserted claims and assessments, liabilities are recorded when an unfavorable outcome of a matter is deemed to be probable and the loss is reasonably estimable. Management determines the likelihood of an unfavorable outcome based on many factors such as, among others, the nature of the matter, available defenses and case strategy, progress of the matter, views and opinions of legal counsel and other advisors, applicability and success of appeals processes, and the outcome of similar historical matters. Once an unfavorable outcome is deemed probable, management weighs the probability of estimated losses, and the most reasonable loss estimate is recorded. If an unfavorable outcome of a matter is deemed to be reasonably possible, then the matter is disclosed, and no liability is recorded. With respect to unasserted claims or assessments, management must first determine that the probability that an assertion will be made is likely, then, a determination as to the likelihood of an unfavorable outcome and the ability to reasonably estimate the potential loss is made. Legal matters are reviewed on a continuous basis to determine if there has been a change in management’s judgment regarding the likelihood of an unfavorable outcome or the estimate of a potential loss.

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

The yield curve model used to develop the discount rate parallels the plans’ projected cash flows and has a weighted average duration of 11 years. The underlying cash flows of the high-quality corporate bonds included in the model exceed the cash flows needed to satisfy the Company’s plan obligations multiple times. If a deep market of high-quality corporate bonds does not exist in a country, then the yield on government bonds plus a corporate bond yield spread is used. The impact on the combined pension and other postretirement liabilities of a change in the weighted average discount rate of ¼ of 1% would be approximately $205 and either a charge or credit of approximately $3 to pretax earnings in the following year.

The expected long-term rate of return on plan assets is generally applied to a five-year market-related value of plan assets (a four-year average or the fair value at the plan measurement date is used for certain non-U.S. plans). The process used by management to develop this assumption is one that relies on forward-looking investment returns by asset class. Management incorporates expected future investment returns on current and planned asset allocations using information from various external investment managers and consultants, as well as management’s own judgment. A change in the assumption for the weighted average expected long-term rate of return on plan assets of ¼ of 1% would impact pretax earnings by approximately $11 for 2021.

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

Recently Adopted Accounting Guidance

See Part II Item 8 of this Form 10-K in Note B to the Consolidated Financial Statements under caption Recently Adopted Accounting Guidance.

Recently Issued Accounting Guidance

See Part II Item 8 of this Form 10-K in Note B to the Consolidated Financial Statements under caption Recently Issued Accounting Guidance.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

See Part II Item 8 of this Form 10-K in Note P to the Consolidated Financial Statements under caption Derivatives.

Item 8.  Financial Statements and Supplementary Data.

Management’s Reports to Alcoa Corporation Stockholders

Management’s Report on Financial Statements and Practices

The accompanying Consolidated Financial Statements of Alcoa Corporation and its subsidiaries (the Company) were prepared by management, which is responsible for their integrity and objectivity, in accordance with accounting principles generally accepted in the United States of America (GAAP) and include amounts that are based on management’s best judgments and estimates. The other financial information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 is consistent with that in the Consolidated Financial Statements.

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

Management conducted an assessment to evaluate the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 using the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2020, has audited the Company’s internal control over financial reporting as of December 31, 2020 and has issued an attestation report, which is included herein.

/s/ Roy C. Harvey
Roy C. Harvey President and Chief Executive Officer

/s/ William F. Oplinger
William F. Oplinger Executive Vice President and Chief Financial Officer

February 25, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Alcoa Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Alcoa Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, changes in consolidated equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As described in Note B to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Realization of Net Deferred Tax Assets at Alcoa Canada Company

As described in Notes B and Q to the consolidated financial statements, the Company had $451 million of net deferred tax assets as of December 31, 2020, including $148 million of net deferred tax assets at Alcoa Canada Company, most significantly related to pension obligations and derivatives. Alcoa Canada Company is in a three-year cumulative loss position as of December 31, 2020. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not (greater than 50%) that a tax benefit will not be realized. Management applies judgment in assessing all available positive and negative evidence, such as history of profitable operations and projections of taxable income, in evaluating whether it is more likely than not that the net deferred tax assets will be realized in the future. Projections of taxable income is based on macroeconomic indicators and involves assumptions related to, among others, commodity prices, volume levels, and key inputs and raw materials such as alumina, calcined petroleum coke, liquid pitch, energy, labor, and transportation costs.

The principal considerations for our determination that performing procedures relating to the realization of net deferred tax assets at Alcoa Canada Company is a critical audit matter are (i) the significant judgment by management in determining whether the net deferred tax assets are more likely than not to be realized in the future as Alcoa Canada Company is in a three-year cumulative loss position; and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to management’s assessment of the realization of net deferred tax assets and management’s assumption for projected taxable income related to commodity prices, and costs relating to alumina.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of the realization of net deferred tax assets at Alcoa Canada Company, including controls over projected taxable income. These procedures also included, among others, evaluating the positive and negative evidence available in management’s assessment of the realization of net deferred tax assets at Alcoa Canada Company, testing the completeness and accuracy of underlying data used in management’s assessment, and evaluating the reasonableness of management’s assumption for projected taxable income. Evaluating management’s assumption for projected taxable income, related to commodity prices, and costs relating to alumina involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of Alcoa Canada Company, (ii) the consistency with external market and industry data, and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP Pittsburgh, Pennsylvania February 25, 2021

We have served as the Company’s auditor since 2015.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Operations

(in millions, except per-share amounts)

For the year ended December 31,	2020	2019	2018
Sales (E)	$9,286	$10,433	$13,403
Cost of goods sold (exclusive of expenses below)	7,969	8,537	10,053
Selling, general administrative, and other expenses	206	280	248
Research and development expenses	27	27	31
Provision for depreciation, depletion, and amortization	653	713	733
Restructuring and other charges, net (D)	104	1,031	527
Interest expense (U)	146	121	122
Other expenses, net (U)	8	162	64
Total costs and expenses	9,113	10,871	11,778
Income (loss) before income taxes	173	(438)	1,625
Provision for income taxes (Q)	187	415	732
Net (loss) income	(14)	(853)	893
Less: Net income attributable to noncontrolling interest	156	272	643
Net (loss) income attributable to Alcoa Corporation	(170)	(1,125)	250
Earnings per share attributable to Alcoa Corporation common shareholders (F):
Basic	$(0.91)	$(6.07)	$1.34
Diluted	$(0.91)	$(6.07)	$1.33

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income

(in millions)

	Alcoa Corporation			Noncontrolling interest			Total
For the year ended December 31,	2020	2019	2018	2020	2019	2018	2020	2019	2018
Net (loss) income	$(170)	$(1,125)	$250	$156	$272	$643	$(14)	$(853)	$893
Other comprehensive (loss) income, net of tax (G):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	(254)	1	503	(11)	(10)	1	(265)	(9)	504
Foreign currency translation adjustments	(225)	(89)	(604)	(10)	(24)	(229)	(235)	(113)	(833)
Net change in unrecognized gains/losses on cash flow hedges	(176)	(321)	718	(21)	(11)	(20)	(197)	(332)	698
Total Other comprehensive (loss) income, net of tax	(655)	(409)	617	(42)	(45)	(248)	(697)	(454)	369
Comprehensive (loss) income	$(825)	$(1,534)	$867	$114	$227	$395	$(711)	$(1,307)	$1,262

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Consolidated Balance Sheet

(in millions)

December 31,	2020	2019
Assets
Current assets:
Cash and cash equivalents (P)	$1,607	$879
Receivables from customers	471	546
Other receivables	85	114
Inventories (J)	1,398	1,644
Fair value of derivative instruments (P)	21	59
Assets held for sale (C)	648	—
Prepaid expenses and other current assets	290	288
Total current assets	4,520	3,530
Properties, plants, and equipment, net (K)	7,190	7,916
Investments (H)	1,051	1,113
Deferred income taxes (Q)	655	642
Fair value of derivative instruments (P)	—	18
Other noncurrent assets (U)	1,444	1,412
Total Assets	$14,860	$14,631
Liabilities
Current liabilities:
Accounts payable, trade	$1,403	$1,484
Accrued compensation and retirement costs	395	413
Taxes, including income taxes	91	104
Fair value of derivative instruments (P)	103	67
Liabilities held for sale (C)	242	—
Other current liabilities	525	494
Long-term debt due within one year (M & P)	2	1
Total current liabilities	2,761	2,563
Long-term debt, less amount due within one year (M & P)	2,463	1,799
Accrued pension benefits (O)	1,492	1,505
Accrued other postretirement benefits (O)	744	749
Asset retirement obligations (R)	625	606
Environmental remediation (S)	293	296
Fair value of derivative instruments (P)	742	581
Noncurrent income taxes (Q)	209	276
Other noncurrent liabilities and deferred credits (U)	515	370
Total liabilities	9,844	8,745
Contingencies and commitments (S)
Equity
Alcoa Corporation shareholders’ equity:
Common stock (N)	2	2
Additional capital	9,663	9,639
Accumulated deficit	(725)	(555)
Accumulated other comprehensive loss (G)	(5,629)	(4,974)
Total Alcoa Corporation shareholders’ equity	3,311	4,112
Noncontrolling interest (A)	1,705	1,774
Total equity	5,016	5,886
Total Liabilities and Equity	$14,860	$14,631

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Cash Flows

(in millions)

For the year ended December 31,	2020	2019	2018
Cash from Operations
Net (loss) income	$(14)	$(853)	$893
Adjustments to reconcile net (loss) income to cash from operations:
Depreciation, depletion, and amortization	653	713	733
Deferred income taxes (Q)	(26)	15	(30)
Equity earnings, net of dividends (H)	20	21	17
Restructuring and other charges, net (D)	104	1,031	527
Net gain from investing activities—asset sales (U)	(173)	(3)	—
Net periodic pension benefit cost (O)	138	119	146
Stock-based compensation (N)	25	30	35
Provision for bad debt expense	2	21	—
Other	32	30	(59)
Changes in assets and liabilities, excluding effects of divestitures and foreign currency translation adjustments:
Decrease (increase) in receivables	16	283	(43)
Decrease (increase) in inventories (J)	122	137	(306)
Decrease (increase) in prepaid expenses and other current assets	17	27	(32)
Increase (decrease) in accounts payable, trade	25	(153)	(165)
(Decrease) in accrued expenses	(153)	(175)	(319)
Increase (decrease) in taxes, including income taxes	119	(330)	241
Pension contributions (O)	(343)	(173)	(992)
(Increase) in noncurrent assets	(82)	(24)	(101)
(Decrease) in noncurrent liabilities	(88)	(30)	(97)
Cash provided from operations	394	686	448
Financing Activities
Additions to debt (original maturities greater than three months) (M)	739	—	560
Payments on debt (original maturities greater than three months) (M)	(1)	(7)	(135)
Proceeds from the exercise of employee stock options (N)	1	2	23
Repurchase of common stock (N)	—	—	(50)
Financial contributions for the divestiture of businesses (C)	(38)	(12)	—
Contributions from noncontrolling interest (A)	24	51	149
Distributions to noncontrolling interest	(207)	(472)	(827)
Other	(4)	(6)	(8)
Cash provided from (used for) financing activities	514	(444)	(288)
Investing Activities
Capital expenditures	(353)	(379)	(399)
Proceeds from the sale of assets and businesses (C)	198	23	1
Additions to investments (H)	(12)	(112)	(7)
Cash used for investing activities	(167)	(468)	(405)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(14)	(7)	(4)
Net change in cash and cash equivalents and restricted cash	727	(233)	(249)
Cash and cash equivalents and restricted cash at beginning of year	883	1,116	1,365
Cash and cash equivalents and restricted cash at end of year	$1,610	$883	$1,116

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Changes in Consolidated Equity

(in millions)

	Alcoa Corporation shareholders
	Common stock	Additional capital	Retained (deficit) earnings	Accumulated other compre- hensive loss	Noncontrolling interest	Total equity
Balance at December 31, 2017	$2	$9,590	$318	$(5,182)	$2,240	$6,968
Net income	—	—	250	—	643	893
Other comprehensive income (loss) (G)	—	—	—	617	(248)	369
Stock-based compensation (N)	—	35	—	—	—	35
Common stock issued: Compensation plans (N)	—	23	—	—	—	23
Repurchase of common stock (N)	—	(50)	—	—	—	(50)
Contributions	—	—	—	—	149	149
Distributions	—	—	—	—	(827)	(827)
Other	—	13	2	—	13	28
Balance at December 31, 2018	2	9,611	570	(4,565)	1,970	7,588
Net (loss) income	—	—	(1,125)	—	272	(853)
Other comprehensive loss (G)	—	—	—	(409)	(45)	(454)
Stock-based compensation (N)	—	30	—	—	—	30
Common stock issued: Compensation plans (N)	—	2	—	—	—	2
Contributions	—	—	—	—	51	51
Distributions	—	—	—	—	(472)	(472)
Other	—	(4)	—	—	(2)	(6)
Balance at December 31, 2019	2	9,639	(555)	(4,974)	1,774	5,886
Net (loss) income	—	—	(170)	—	156	(14)
Other comprehensive loss (G)	—	—	—	(655)	(42)	(697)
Stock-based compensation (N)	—	25	—	—	—	25
Common stock issued: Compensation plans (N)	—	1	—	—	—	1
Contributions	—	—	—	—	24	24
Distributions	—	—	—	—	(207)	(207)
Other	—	(2)	—	—	—	(2)
Balance at December 31, 2020	$2	$9,663	$(725)	$(5,629)	$1,705	$5,016

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and subsidiaries

Notes to the Consolidated Financial Statements

(dollars in millions, except per-share amounts; metric tons in thousands (kmt))

A. Basis of Presentation

Alcoa Corporation (or the Company) is a vertically integrated aluminum company comprised of bauxite mining, alumina refining, aluminum production (smelting, casting, and rolling), and energy generation. Through direct and indirect ownership, the Company has 28 operating locations in nine countries around the world, situated primarily in Australia, Brazil, Canada, Iceland, Norway, Spain, and the United States.

References in these Notes to “ParentCo” refer to Alcoa Inc., a Pennsylvania corporation, and its consolidated subsidiaries through October 31, 2016, at which time it was renamed Arconic Inc. (Arconic) and since has been subsequently renamed Howmet Aerospace Inc.

Separation Transaction. On November 1, 2016 (the Separation Date), ParentCo separated into two standalone, publicly-traded companies, Alcoa Corporation and ParentCo, effective at 12:01 a.m. Eastern Time (the Separation Transaction). Regular-way trading of Alcoa Corporation’s common stock began with the opening of the New York Stock Exchange on November 1, 2016 under the ticker symbol “AA.” The Company’s common stock has a par value of $0.01 per share.

In connection with the Separation Transaction, Alcoa Corporation and ParentCo entered into certain agreements to implement the legal and structural separation between the two companies, govern the relationship between the Company and ParentCo after the completion of the Separation Transaction, and allocate between Alcoa Corporation and ParentCo various assets, liabilities, and obligations. These agreements included a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement, Transition Services Agreement, certain Patent, Know-How, Trade Secret License and Trademark License Agreements, and Stockholder and Registration Rights Agreement.

Basis of Presentation. The Consolidated Financial Statements of Alcoa Corporation are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). In accordance with GAAP, certain situations require management to make estimates based on judgments and assumptions, which may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They also may affect the reported amounts of revenues and expenses during the reporting periods. Management uses historical experience and all available information to make these estimates, including considerations for the impact of the coronavirus (COVID-19) pandemic on the macroeconomic environment. The Company has experienced certain negative impacts as a result of the COVID-19 pandemic to date; however, the ultimate magnitude and duration of the COVID-19 pandemic continues to be unknown, and the pandemic’s ultimate future impact on the Company’s business, financial condition, operating results, cash flows, and market capitalization is uncertain. In addition, the COVID-19 pandemic could adversely impact estimates made as of December 31, 2020 regarding future results, such as the recoverability of goodwill and long-lived assets and the realizability of deferred tax assets. Despite these inherent limitations, management believes that the amounts recorded in the financial statements related to these items are based on its best estimates and judgments using all relevant information available at the time. Management regularly evaluates the judgments and assumptions used in its estimates, and results could differ from those estimates upon future events and their effects or new information. Certain amounts in previously issued financial statements were reclassified to conform to the current period presentation.

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

Properties, Plants, and Equipment. Properties, plants, and equipment are recorded at cost. Interest related to the construction of qualifying assets is capitalized as part of the construction costs. Depreciation is recorded principally on the straight-line method over the estimated useful lives of the assets. Depreciation is recorded on temporarily idled facilities until such time management approves a permanent closure. The following table details the weighted average useful lives of structures and machinery and equipment by type of operation (numbers in years):

	Structures	Machinery and equipment
Bauxite mining	34	16
Alumina refining	29	29
Aluminum smelting and casting	37	23
Energy generation	33	24
Aluminum rolling	32	23

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

Assets held for sale. Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, the Company ceases depreciation and reports long-lived assets and/or the assets and liabilities of the disposal group, if material, in the line items Assets held for sale and Liabilities held for sale, respectively, in the Consolidated Balance Sheet. Current or noncurrent classification is determined based on the planned use of the proceeds and timing of transaction. The Company will measure a long-lived asset or disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in a period in which the fair value less any costs to sell is less than the carrying value of a long-lived asset or disposal group. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale (see Note C).

Leases. On January 1, 2019, the Company adopted Accounting Standards Update No. 2016-02, Leases, issued by the Financial Accounting Standards Board regarding the accounting for leases, using the modified retrospective approach. The Company determines whether an arrangement is a lease at the inception of the arrangement based on the terms and conditions in the contract. A contract contains a lease if there is an identified asset which the Company has the right to control. Both operating and financing lease right-of-use (ROU) assets are included in Properties, plants, and equipment with the corresponding operating lease liabilities included within Other current liabilities and Other noncurrent liabilities and deferred credits, while financing lease liabilities are included in Long-term debt due within one year and Long-term debt, less amount due within one year on the Consolidated Balance Sheet.

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

Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. The Company has five reporting units, of which three are included in the Aluminum segment (smelting/casting, energy generation, and rolling operations). The remaining two reporting units are the Bauxite and Alumina segments. Of these five reporting units, only Bauxite and Alumina contain goodwill. As of December 31, 2020, the carrying value of the goodwill for Bauxite and Alumina was $49 and $96, respectively. These amounts include an allocation of goodwill held at the corporate level (see Note L).

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

Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited. The following table details the weighted average useful lives of software and other intangible assets by type of operation (numbers in years):

	Software	Other intangible assets
Bauxite mining	3	—
Alumina refining	7	25
Aluminum smelting and casting	3	40
Energy generation	—	29
Aluminum rolling	3	20

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

The yield curve model used to develop the discount rate parallels the plans’ projected cash flows and has a weighted average duration of 11 years. The underlying cash flows of the high-quality corporate bonds included in the model exceed the cash flows needed to satisfy the Company’s plan obligations multiple times. If a deep market of high-quality corporate bonds does not exist in a country, then the yield on government bonds plus a corporate bond yield spread is used.

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

Recently Adopted Accounting Guidance. On January 1, 2020, the Company adopted the following Accounting Standard Updates (ASU) issued by the Financial Accounting Standard Board (FASB), none of which had a material impact on the Company’s Consolidated Financial Statements:

•ASU No. 2019-08, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606);

•ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software;

•ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20);

•ASU No. 2018-13, Fair Value Measurement (Topic 820); and,

•ASU No. 2016-13, Financial Instruments – Credit Losses.

Recently Issued Accounting Guidance.

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

C. Divestitures and Held for Sale

Divestitures.

Gum Springs Waste Treatment Business

During the first quarter of 2020, the Company sold Elemental Environmental Solutions LLC (EES), a wholly-owned Alcoa subsidiary that operated the waste processing facility in Gum Springs, Arkansas, to a global environmental firm in a transaction valued at $250. Related to this transaction, the Company received $200 in cash and recorded a gain of $181 (pre- and after-tax; see Note U). Further, an additional $50 is held in escrow to be paid to Alcoa if certain post-closing conditions are satisfied, which would result in additional gain being recorded.

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

Avilés and La Coruña Aluminum Facilities

In July 2019, Alcoa completed the divestiture of the Avilés and La Coruña (Spain) aluminum facilities to PARTER Capital Group AG (PARTER) in a sale process endorsed by the Spanish government and supported by the workers’ representatives. In 2020, PARTER sold its majority stake in the facilities to an unrelated party, hereafter referred to collectively as the buyer. The Company had no knowledge of the subsequent transaction and has filed a lawsuit claiming that the sale was in breach of the sale agreement between Alcoa and PARTER.

Charges related to the curtailment, employee dismissal process, and divestiture totaled $253, which were recorded in Restructuring and other charges, net, Cost of goods sold, and Selling, general administrative, and other expenses as outlined below.

Related to the divestiture, the Company recorded Restructuring and other charges, net, of $127 for the year ended December 31, 2019, resulting from financial contributions of up to $95 to the buyer per the agreement and a net charge of $32 to meet a working capital commitment and write-off the remaining net book value of the facilities’ net assets. Net cash outflows related to the transaction were $38 and $47 for the years ended December 31, 2020 and 2019, respectively. Financial contributions made after the closing date are classified as Cash used for financing activities on the Company’s Statement of Consolidated Cash Flows. In accordance with the terms of the agreement, payments against the restructuring reserve could be made through the fourth quarter of 2021, and a portion of the remaining payments could be offset by carbon emission credits monetized by the buyer.

The smelters at Avilés and La Coruña were curtailed in February 2019 and charges recorded prior to the completion of the divestiture in the Statement of Consolidated Operations include: Restructuring and other charges, net for asset impairments ($80), severance and employee related costs ($20), and contract termination costs ($8); Cost of goods sold primarily for the write down of remaining inventories to their net realizable value ($16); and, Selling, general administrative, and other expenses for miscellaneous charges ($2). See Note D for additional detail.

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

Held for Sale.

Warrick Rolling Mill

On November 30, 2020, Alcoa entered into an agreement to sell its rolling mill located at Warrick Operations (Warrick Rolling Mill), an integrated aluminum manufacturing site near Evansville, Indiana (Warrick Operations), to Kaiser Aluminum Corporation (Kaiser) for total consideration of approximately $670, which includes $587 in cash and the assumption of $83 in other postretirement employee benefit liabilities. Upon announcement, the assets and liabilities related to this transaction became classified as held for sale. As part of the transaction, Alcoa will enter into a market-based metal supply agreement with Kaiser at closing. Alcoa will also enter into a ground lease agreement with Kaiser for property that Alcoa will continue to own at Warrick Operations. Approximately 1,170 employees at Warrick Rolling Mill, which includes the casthouse, hot mill, cold mills, and coating and slitting lines, will become employees of Kaiser once the transaction is complete.

The sale is expected to close by the end of the first quarter of 2021, subject to customary closing conditions. Alcoa expects to spend approximately $100 for site separation and transaction costs, with approximately half being spent in 2021 and the remainder in 2022 and 2023. Upon closure of the transaction, the Company expects to recognize a gain in Other expenses, net (pre- and after-tax) on the Statement of Consolidated Operations. Alcoa will continue to own and operate the site’s 269,000 metric ton per year aluminum smelter and the power plant, which together employ approximately 660 people. The integrated site results are included within the Aluminum segment.

The assets and liabilities of the Warrick Rolling Mill were classified as held for sale in the Company’s Consolidated Balance Sheet as of December 31, 2020 and consisted of the following:

December 31, 2020
Assets
Receivables from customers	$86
Other receivables	6
Inventories	164
Total current assets	256
Properties, plants, and equipment	1,423
Accumulated Depreciation	(1,031)
Properties, plants, and equipment, net	392
Total Assets held for sale	648
Liabilities
Accounts payable, trade	121
Accrued compensation and retirement costs	5
Other current liabilities	25
Total current liabilities	151
Accrued other postretirement benefits	83
Other noncurrent liabilities	8
Total Liabilities held for sale	$242

D. Restructuring and Other Charges, Net

Restructuring and other charges, net for each year in the three-year period ended December 31, 2020 were comprised of the following:

	2020	2019	2018
Settlements and/or curtailments related to retirement benefits (O)	$58	$119	$331
Severance and employee termination costs	16	51	2
Asset impairments	2	225	18
Asset retirement obligations (R)	2	75	5
Environmental remediation (S)	1	69	2
Loss on divestitures	—	446	—
Allowance on value-added tax credits (U)	—	—	107
Power contract payments – non-recurring	—	—	62
Other	36	52	48
Reversals of previously recorded layoff and other costs	(11)	(6)	(48)
Restructuring and other charges, net	$104	$1,031	$527

Severance and employee termination costs were recorded based on approved detailed action plans submitted by the operating locations that specified positions to be eliminated, benefits to be paid under existing severance plans, union contracts or statutory requirements, and the expected timetable for completion of the plans.

2020 Actions. In 2020, Alcoa Corporation recorded Restructuring and other charges, net, of $104 which were comprised of the following components: $59 related to settlements and curtailments of certain pension and other postretirement benefits (see Note O); $28 (net) for costs related to the curtailment of the Intalco (Washington) smelter; $20 for additional contract costs related to the curtailed Wenatchee (Washington) smelter; and several other insignificant items.

In April 2020, as part of the Company’s portfolio review, Alcoa Corporation announced the curtailment of the remaining 230 kmt of uncompetitive smelting capacity at the Intalco (Washington) smelter amid declining market conditions. The full curtailment, which included 49 kmt of earlier-curtailed capacity, was completed during the third quarter of 2020. The $28 net restructuring charge recorded during 2020 was comprised of $13 for severance and employee termination costs from the separation of approximately 685 employees, $16 for contract termination costs, and a net curtailment gain of $1 related to the U.S. hourly defined benefit pension and retiree life plans (see Note O). At December 31, 2020, the separation of employees and related severance and employee termination cost payments associated with this program were essentially complete with approximately $11 of payments made against the severance and employee termination cost reserve. Payments related to the contract termination costs were $5 during 2020. Additional contract termination costs related to take-or-pay agreements may recur during the curtailment period.

In October 2020, the Company made the decision to curtail the 228 kmt of uncompetitive annual smelting capacity at the San Ciprián smelter in Spain. Following Alcoa’s announcement to curtail the San Ciprián smelter, the workers’ representatives challenged the collective dismissal process in a legal proceeding before the High Court of Justice of Galicia, which ruled in favor of the workers on December 17, 2020. As a result, the Company suspended its plans to curtail the San Ciprián smelter, filed an appeal of the ruling and is evaluating next steps for the smelter. As a result, in the fourth quarter 2020, the Company did not incur the approximately $35 to $40 it previously announced as an expected charge for employee related costs associated with the curtailment and collective dismissal process.

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

In December 2019, Alcoa Corporation announced the permanent closure of the Point Comfort (Texas) alumina refinery. Restructuring charges recorded in 2019 related to the closure included asset impairments of $129, asset retirement obligations of $72, environmental remediation costs of $69, and severance costs of $4 for the layoff of approximately 40 employees. Additionally, a charge of $2 for the write down of remaining inventories to their net realizable value was recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. Changes in the severance reserve during 2020 included a reduction from cash payments of $2 and a reversal of $1 resulting from changes in employee severance benefit elections. At December 31, 2020, the separations associated with this program were essentially complete.

In September 2019, Alcoa Corporation announced the implementation of a new operating model that resulted in a leaner, more integrated, operator-centric organization. Effective November 1, 2019, the new operating model eliminated the business unit structure, consolidated sales, procurement and other commercial capabilities at an enterprise level, and streamlined the Executive Team. The new structure reduced overhead with the intention of promoting operational and commercial excellence and increasing connectivity between the Company’s plants and leadership. As a result of the new operating model, Alcoa Corporation recorded a charge of $37 related to employee termination and severance costs for approximately 260 employees company-wide. A Severance and employee termination cost reserve of $27 remained at December 31, 2019. In addition to the employees separated under the program, the Company eliminated 60 positions as open roles or retirements were not replaced. At December 31, 2020, the separations associated with this program were essentially complete and related cash payments of $25 were made during 2020.

In January 2019, Alcoa Corporation reached an agreement with the workers’ representatives at the Avilés and La Coruña (Spain) aluminum facilities as part of the collective dismissal process announced in October 2018 and curtailed the smelters at these two locations, with a combined remaining operating capacity of 124 kmt, in February 2019. In July 2019, Alcoa completed the divestiture of the Avilés and La Coruña aluminum facilities to the buyer (see Note C).

Restructuring and other charges, net, related to the curtailment and collective dismissal process of the Spanish facilities included asset impairments of $80, severance and employee-related costs of $20, and contract termination costs of $8. Additional charges included $16 recorded in Cost of goods sold, primarily for the write down of remaining inventories to their net realizable value, and $2 in miscellaneous charges recorded in Selling, general administrative, and other expenses on the accompanying Statement of Consolidated Operations.

Restructuring and other charges, net related to the divestiture of the Spanish facilities totaled $127 for the year ended December 31, 2019, for financial contributions of up to $95 to the buyer per the agreement, a net charge of $32 to meet a working capital commitment and write-off the remaining net book value of the facilities’ assets. For the year ended December 31, 2019, net cash outflows related to the transaction were $47 with total financial contributions of $68 remaining at December 31, 2019. During 2020, financial contributions of $38 were made to the buyer and are classified as Cash used for financing activities on the Company’s Statement of Consolidated Cash Flows. In accordance with the terms of the agreement, payments against the restructuring reserve could be made through the fourth quarter of 2021, and a portion of the remaining payments could be offset by carbon emission credits monetized by the buyer.

In December 2009, Alcoa Corporation invested in a joint venture related to the ownership and operation of an integrated aluminum complex (bauxite mine, alumina refinery, aluminum smelter, and rolling mill) in the Saudi Arabia. The joint venture is owned 74.9% by Ma’aden and 25.1% by Alcoa Corporation, and originally consisted of three separate companies as follows: MBAC, MAC, and MRC. Alcoa Corporation accounts for its investment in the joint venture under the equity method as one integrated investment asset, consistent with the terms of the joint venture agreement.

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

•	Alcoa Corporation and Ma’aden consented to the write-off of $235 of MRC’s delinquent payables to MAC;
•	Alcoa Corporation transferred its 25.1% interest in MRC to Ma’aden and, as a result, has no further direct or indirect equity interest in MRC;
•	Alcoa Corporation is released from all future MRC obligations, including Alcoa Corporation’s sponsor support of $296 of MRC debt (see Note S) and its share of any future MRC cash requirements; and,
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

The parties will maintain their commercial relationship and as part of the agreement, Alcoa Corporation provided sales, logistics, and customer technical services support for MRC products for the North American can sheet market through December 2020. The Company will retain its 25.1% minority interest in MBAC and MAC, and Ma’aden will continue to own a 74.9% interest.

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

2018 Actions. In 2018, Alcoa Corporation recorded Restructuring and other charges, net of $527, which were comprised of the following components: $331 (net) related to settlements and curtailments of certain pension and other postretirement benefits (see Note O); $107 to establish an allowance on certain value-added tax credits related to the Company’s operations in Brazil (see Note U); $86 for costs related to the energy supply agreement at the curtailed Wenatchee (Washington) smelter, including $73 associated with 2018 management decision not to restart the fully curtailed Wenatchee smelter within the term provided in the energy supply agreement; a $15 net benefit for settlement of matters related to the Portovesme (Italy) smelter; and an $18 net charge for other items.

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

Alcoa Corporation does not include Restructuring and other charges, net in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

	2020	2019	2018
Bauxite	$1	$5	$1
Alumina	5	272	112
Aluminum	53	611	102
Segment total	59	888	215
Corporate	45	143	312
Total Restructuring and other charges, net	$104	$1,031	$527

Activity and reserve balances for restructuring charges were as follows:

	Severance and employee termination costs	Other costs	Total
Balances at December 31, 2017	$11	$34	$45
Restructuring charges, net	2	109	111
Cash payments	(7)	(95)	(102)
Reversals and other	(1)	(6)	(7)
Balances at December 31, 2018	5	42	47
Restructuring charges, net	51	161	212
Cash payments	(19)	(99)	(118)
Reversals and other	(2)	(2)	(4)
Balances at December 31, 2019	35	102	137
Restructuring charges, net	16	36	52
Cash payments	(41)	(79)	(120)
Reversals and other	(4)	(2)	(6)
Balances at December 31, 2020	$6	$57	$63

The activity and reserve balances include only Restructuring and other charges, net that impact the reserves for Severance and employee termination costs and Other costs. Restructuring and other charges, net that affected other liability accounts such as environmental obligations (see Note S), asset retirement obligations (see Note R), and pension and other postretirement reserves (see Note O) are excluded from the above activity and balances. Reversals and other include reversals of previously recorded liabilities and foreign currency translation impacts.

The current portion of the reserve balance is reflected in Other current liabilities on the Consolidated Balance Sheet and the noncurrent portion of the reserve balance is reflect in Other noncurrent liabilities and deferred credits on the Consolidated Balance Sheet. The noncurrent portion of the reserve at December 31, 2020 was $1. The noncurrent portion of the reserve at December 31, 2019 was $13, of which $12 related to financial contributions to the buyer of the Spanish facilities.

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

Aluminum’s combined smelting and casting operations produce primary aluminum products, virtually all of which are sold to external customers and traders; a portion of this primary aluminum is consumed by the rolling mill. The smelting operations produce molten primary aluminum, which is then formed by the casting operations into either common alloy ingot (e.g., t-bar, sow, standard ingot) or into value-add ingot products (e.g., foundry, billet, rod, and slab). A variety of external customers purchase the primary aluminum products for use in fabrication operations, which produce products primarily for the transportation, building and construction, packaging, wire, and other industrial markets. Results from the sale of aluminum powder and scrap are also included in this segment, as well as the impacts of embedded aluminum derivatives (see Note P) related to energy supply contracts.

The energy assets supply power to external customers in Brazil and, to a lesser extent, in the United States, and internal customers in the Aluminum (Canadian smelters and Warrick (Indiana) smelter and rolling mill) and Alumina segments (Brazilian refineries).

The rolling mill produces aluminum sheet primarily sold directly to customers in the packaging market for the production of aluminum cans (beverage and food). Additionally, from the Separation Date through the end of 2018, Alcoa Corporation had a tolling arrangement (contractually ended on December 31, 2018) with ParentCo whereby ParentCo’s rolling mill in Tennessee produced can sheet products for certain customers of the Company’s rolling operations. Alcoa Corporation supplied all of the raw materials to the Tennessee facility and paid ParentCo for the tolling service. On November 30, 2020, Alcoa announced an agreement to sell its rolling mill to Kaiser. The sale is expected to close by the end of the first quarter of 2021, subject to customary closing conditions (see Note C).

Generally, this segment’s aluminum sales are transacted in U.S. dollars while costs and expenses of this segment are transacted in the local currency of the respective operations, which are the U.S. dollar, the euro, the Norwegian krone, the Icelandic króna, the Canadian dollar, the Brazilian real, and the Australian dollar.

This segment also includes Alcoa Corporation’s 25.1% ownership interest in both a smelting (through full year 2020) and rolling mill (through the second quarter of 2019) joint venture company in Saudi Arabia (see Note H).

The operating results, capital expenditures, and assets of Alcoa Corporation’s reportable segments were as follows:

	Bauxite	Alumina	Aluminum	Total
2020
Sales:
Third-party sales	$272	$2,627	$6,365	$9,264
Intersegment sales	941	1,268	12	2,221
Total sales	$1,213	$3,895	$6,377	$11,485
Segment Adjusted EBITDA	$495	$497	$325	$1,317
Supplemental information:
Depreciation, depletion, and amortization	$135	$172	$322	$629
Equity loss	—	(23)	(7)	(30)
2019
Sales:
Third-party sales	$297	$3,250	$6,803	$10,350
Intersegment sales	979	1,561	17	2,557
Total sales	$1,276	$4,811	$6,820	$12,907
Segment Adjusted EBITDA	$504	$1,097	$25	$1,626
Supplemental information:
Depreciation, depletion, and amortization	$120	$214	$346	$680
Equity income (loss)	—	6	(49)	(43)
2018
Sales:
Third-party sales	$271	$4,215	$8,829	$13,315
Intersegment sales	944	2,101	18	3,063
Total sales	$1,215	$6,316	$8,847	$16,378
Segment Adjusted EBITDA	$426	$2,373	$451	$3,250
Supplemental information:
Depreciation, depletion, and amortization	$111	$197	$394	$702
Equity income (loss)	—	32	(38)	(6)

2020
Assets:
Capital expenditures	$127	$103	$111	$341
Equity investments	222	264	546	1,032
Total assets	1,468	4,333	6,214	12,015
2019
Assets:
Capital expenditures	$53	$137	$152	$342
Equity investments	212	293	587	1,092
Total assets	1,434	4,303	6,588	12,325

The following tables reconcile certain segment information to consolidated totals:

	2020	2019	2018
Sales:
Total segment sales	$11,485	$12,907	$16,378
Elimination of intersegment sales	(2,221)	(2,557)	(3,063)
Other	22	83	88
Consolidated sales	$9,286	$10,433	$13,403

	2020	2019	2018
Net (loss) income attributable to Alcoa Corporation:
Total Segment Adjusted EBITDA	$1,317	$1,626	$3,250
Unallocated amounts:
Transformation(1)	(45)	(7)	(3)
Intersegment eliminations	(8)	150	(8)
Corporate expenses(2)	(102)	(101)	(96)
Provision for depreciation, depletion, and amortization	(653)	(713)	(733)
Restructuring and other charges, net (D)	(104)	(1,031)	(527)
Interest expense (U)	(146)	(121)	(122)
Other expenses, net (U)	(8)	(162)	(64)
Other(3)	(78)	(79)	(72)
Consolidated income (loss) before income taxes	173	(438)	1,625
Provision for income taxes (Q)	(187)	(415)	(732)
Net income attributable to noncontrolling interest	(156)	(272)	(643)
Consolidated net (loss) income attributable to Alcoa Corporation	$(170)	$(1,125)	$250

(1)	Transformation includes, among other items, the Adjusted EBITDA of previously closed operations.
(2)

Corporate expenses are composed of general administrative and other expenses of operating the corporate headquarters and other global administrative facilities, as well as research and development expenses of the corporate technical center.

(3)

Other includes certain items that impact Cost of goods sold and other expenses on Alcoa Corporation’s Statement of Consolidated Operations that are not included in the Adjusted EBITDA of the reportable segments.

December 31,	2020	2019
Assets:
Total segment assets	$12,015	$12,325
Elimination of intersegment receivables	(193)	(170)
Unallocated amounts:
Cash and cash equivalents	1,607	879
Corporate fixed assets, net	453	519
Corporate goodwill	141	145
Deferred income taxes	655	642
Other	182	291
Consolidated assets	$14,860	$14,631

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

The following table details Alcoa Corporation’s Third-party sales by product division:

	2020	2019	2018
Sales:
Primary aluminum	$5,190	$5,426	$6,787
Alumina	2,624	3,246	4,209
Flat-rolled aluminum	1,115	1,220	1,884
Bauxite	238	276	254
Energy	141	290	335
Other	(22)	(25)	(66)
	$9,286	$10,433	$13,403

Other includes realized gains and losses related to embedded derivative instruments designated as cash flow hedges of forward sales of aluminum (see Note P).

Geographic Area Information

Geographic information for Third-party sales was as follows (based upon the country where the point of sale originated):

	2020	2019	2018
Sales:
United States(1)	$4,246	$4,606	$5,887
Spain(2)	2,766	3,077	3,806
Australia	1,884	2,249	2,930
Brazil	346	428	498
Canada	31	5	216
Other	13	68	66
	$9,286	$10,433	$13,403

(1)	Sales of a portion of the alumina from refineries in Australia and Brazil and most of the aluminum from smelters in Canada occurred in the United States.
(2)	Sales of the aluminum produced from smelters in Iceland and Norway, as well as the off-take related to an interest in the Saudi Arabia joint venture (see Note H), occurred in Spain.

Geographic information for long-lived assets was as follows (based upon the physical location of the assets):

December 31,	2020	2019
Long-lived assets:
Australia	$2,282	$2,044
Brazil	1,215	1,596
Iceland	1,102	1,160
United States	1,009	1,491
Canada	1,002	1,047
Norway	357	365
Spain	218	209
Other	5	4
	$7,190	$7,916

F. Earnings Per Share

Basic earnings per share (EPS) amounts are computed by dividing Net (loss) income attributable to Alcoa Corporation by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding.

The share information used to compute basic and diluted EPS attributable to Alcoa Corporation common shareholders was as follows (in millions):

	2020	2019	2018
Average shares outstanding—basic	186	185	186
Effect of dilutive securities:
Stock options	—	—	1
Stock units	—	—	2
Average shares outstanding—diluted	186	185	189

In 2020, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive. Had Alcoa generated net income in 2020, one million common share equivalents related to five million outstanding stock units and stock options combined would have been included in diluted average shares outstanding for the respective period. Options to purchase two million shares of common stock outstanding at December 31, 2020 had a weighted average exercise price of $26.85 per share which was greater than the average market price per share of Alcoa Corporation’s common stock.

In 2019, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive. Had Alcoa generated net income in 2019, one million common share equivalents related to four million outstanding stock units and stock options combined would have been included in diluted average shares outstanding for the respective period. Options to purchase two million shares of common stock outstanding at December 31, 2019 had a weighted average exercise price of $32.66 per share which was greater than the average market price per share of Alcoa Corporation’s common stock.

Options to purchase one million shares of common stock outstanding as of December 31, 2018 at a weighted average exercise price of $38.67 per share were not included in the computation of diluted EPS because the exercise prices of these options were greater than the average market price per share of Alcoa Corporation’s common stock.

G. Accumulated Other Comprehensive Loss

The following table details the activity of the three components that comprise Accumulated other comprehensive loss for both Alcoa Corporation’s shareholders and noncontrolling interest:

	Alcoa Corporation			Noncontrolling interest
	2020	2019	2018	2020	2019	2018
Pension and other postretirement benefits (O)
Balance at beginning of period	$(2,282)	$(2,283)	$(2,786)	$(56)	$(46)	$(47)
Other comprehensive (loss) income:
Unrecognized net actuarial loss and prior service cost/benefit	(545)	(309)	19	(19)	(14)	(3)
Tax benefit (expense)	31	28	(8)	3	—	—
Total Other comprehensive (loss) income before reclassifications, net of tax	(514)	(281)	11	(16)	(14)	(3)
Amortization of net actuarial loss and prior service cost/benefit(1)	269	299	546	6	5	4
Tax expense(2)	(9)	(17)	(54)	(1)	(1)	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	260	282	492	5	4	4
Total Other comprehensive (loss) income	(254)	1	503	(11)	(10)	1
Balance at end of period	$(2,536)	$(2,282)	$(2,283)	$(67)	$(56)	$(46)

Foreign currency translation
Balance at beginning of period	$(2,160)	$(2,071)	$(1,467)	$(834)	$(810)	$(581)
Other comprehensive loss(3)	(225)	(89)	(604)	(10)	(24)	(229)
Balance at end of period	$(2,385)	$(2,160)	$(2,071)	$(844)	$(834)	$(810)

Cash flow hedges (P)
Balance at beginning of period	$(532)	$(211)	$(929)	$20	$31	$51
Other comprehensive (loss) income:
Net change from periodic revaluations	(345)	(437)	803	(36)	20	(4)
Tax benefit (expense)	74	83	(159)	10	(6)	1
Total Other comprehensive (loss) income before reclassifications, net of tax	(271)	(354)	644	(26)	14	(3)
Net amount reclassified to earnings:
Aluminum contracts(4)	66	44	108	—	—	—
Financial contracts(5)	15	(43)	(37)	6	(35)	(24)
Foreign exchange contracts(4)	20	18	6	—	—	—
Interest rate contracts(6)	5	4	—	—	—	—
Sub-total	106	23	77	6	(35)	(24)
Tax (expense) benefit(2)	(11)	10	(3)	(1)	10	7
Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	95	33	74	5	(25)	(17)
Total Other comprehensive (loss) income	(176)	(321)	718	(21)	(11)	(20)
Balance at end of period	$(708)	$(532)	$(211)	$(1)	$20	$31

Total Accumulated other comprehensive loss	$(5,629)	$(4,974)	$(4,565)	$(912)	$(870)	$(825)

(1)

These amounts were included in the computation of net periodic benefit cost for pension and other postretirement benefits. The amounts related to settlements and/or curtailments of certain pension and other postretirement benefits for Alcoa Corporation include $55, $116 and $330 for the years ended December 31, 2020, 2019, and 2018, respectively. The amounts related to settlements and/or curtailments of certain pension and other postretirement benefits for Noncontrolling interest include $3, $3, and $1 for the years ended December 31, 2020, 2019, and 2018, respectively (see Note O).

(2)	These amounts were reported in Provision for income taxes on the accompanying Statement of Consolidated Operations.
(3)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.
(4)	These amounts were reported in Sales on the accompanying Statement of Consolidated Operations.
(5)	These amounts were reported in Cost of goods sold on the accompanying Statement of Consolidated Operations.
(6)	These amounts were included in Other expenses, net on the accompanying Statement of Consolidated Operations.
(7)	A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings.

H. Investments

December 31,	2020	2019
Equity investments	$1,041	$1,103
Other investments	10	10
	$1,051	$1,113

Equity Investments. The following table summarizes information of Alcoa Corporation’s equity investments as of December 31, 2020 and 2019. In 2020, 2019, and 2018, Alcoa Corporation received $44, $39, and $45, respectively, in dividends from these equity investments. The Company divested its interest in the Ma’aden Rolling Company in June 2019 (see below). Each of the investees either owns the facility listed or has an ownership interest in an entity that owns the facility listed:

Investee	Country	Nature of investment	Income Statement Location of Equity Earnings	Ownership interest
Ma’aden Aluminum Company	Saudi Arabia	Aluminum smelter and casthouse	Other expenses, net	25.1%
Ma’aden Bauxite and Alumina Company	Saudi Arabia	Bauxite mine and alumina refinery	Other expenses, net	25.1%
Halco Mining, Inc.	Guinea	Bauxite mine	Cost of goods sold	45%
Energética Barra Grande S.A.	Brazil	Hydroelectric generation facility	Cost of goods sold	42.18%
Pechiney Reynolds Quebec, Inc.	Canada	Aluminum smelter	Cost of goods sold	50%
Consorcio Serra do Facão	Brazil	Hydroelectric generation facility	Cost of goods sold	34.97%
Mineração Rio do Norte S.A.	Brazil	Bauxite mine	Cost of goods sold	18.2%
Manicouagan Power Limited Partnership	Canada	Hydroelectric generation facility	Cost of goods sold	40%
ElysisTM Limited Partnership	Canada	Aluminum smelting technology	Other expenses, net	48.235%

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

A number of Alcoa Corporation employees perform various types of services for the smelting, rolling mill, and mining and refining companies as part of the operation of the fully-integrated aluminum complex. At December 31, 2020 and 2019, the Company had an aggregate outstanding receivable of $5 and $8, respectively, from the smelting, rolling mill, and mining and refining companies for labor and other employee-related expenses.

As of December 31, 2020 and 2019, the carrying value of Alcoa’s investment in this joint venture was $559 and $603, respectively.

ElysisTM Limited Partnership—In June 2018, Alcoa Corporation, Rio Tinto plc, and the provincial government of Québec, Canada launched a new joint venture, ElysisTM Limited Partnership (ElysisTM). The purpose of this partnership is to advance larger scale development and commercialization of its patent-protected technology that produces oxygen and eliminates all direct greenhouse gas emissions from the traditional aluminum smelting process. Alcoa and Rio Tinto plc, as general partners, each own a 48.235% stake in ElysisTM, and the Québec provincial government, as a limited partner, owns a 3.53% stake. The federal government of Canada and Apple Inc., as well as the Québec provincial government, will provide initial financing to the partnership. The total planned combined investment (equity and debt) of the five participants in the joint venture is $147 (C$188). Alcoa and Rio Tinto plc will invest a combined $43 (C$55) in the joint venture, as well as contribute and license certain intellectual property and patents to ElysisTM. To date, the Company has contributed $14 (C$18) toward its initial investment commitment in ElysisTM. In addition to cash contributions, Alcoa is contributing $3 in research and development expenses annually. The Company’s basis in the investment has been reduced to zero for its share of losses incurred to date. As a result, the Company has $32 in unrecognized losses as of December 31, 2020 that will be recognized upon additional contributions into the partnership.

The following table summarizes the profit and loss data for the respective periods ended December 31, as it relates to Alcoa Corporation’s equity investments. Information shown for the Saudi Arabia Joint Venture for 2020 only includes the combined balances for MAC and MBAC. For 2019, the information shown for the Saudi Arabia Joint Venture includes the full period for both MAC and MBAC, and the data for MRC through the divestiture date. The investments are grouped based on the nature of the investment. The Mining investments are part of the Bauxite segment, while the Energy and Other investments are primarily part of the Aluminum segment.

	Saudi Arabia Joint Venture	Mining	Energy	Other
2020
Sales	$2,279	$841	$238	$316
Cost of goods sold	1,829	543	107	283
Net (loss) income	(108)	46	74	(24)
Equity in net (loss) income of affiliated companies, before reconciling adjustments	(27)	23	31	(11)
Other	(7)	(1)	2	14
Alcoa Corporation’s equity in net (loss) income of affiliated companies	(34)	22	33	3
2019
Sales	$3,185	$846	$269	$159
Cost of goods sold	2,722	580	143	151
Net (loss) income	(198)	35	107	(28)
Equity in net (loss) income of affiliated companies, before reconciling adjustments	(50)	16	42	(13)
Other	3	5	1	16
Alcoa Corporation’s equity in net (loss) income of affiliated companies	(47)	21	43	3
2018
Sales	$3,986	$802	$283	$120
Cost of goods sold	3,334	522	146	110
Net income	9	71	114	16
Equity in net income of affiliated companies, before reconciling adjustments	2	23	46	8
Other	(13)	(10)	(4)	(1)
Alcoa Corporation’s equity in net (loss) income of affiliated companies	(11)	13	42	7

The following table summarizes the balance sheet data for Alcoa Corporation’s equity investments. The information shown for the Saudi Arabia Joint Venture for 2020 and 2019 only includes the combined balances for MAC and MBAC.

	Saudi Arabia Joint Venture	Mining	Energy	Other
2020
Current assets	$1,099	$143	$119	$219
Noncurrent assets	7,648	828	401	757
Current liabilities	794	206	27	66
Noncurrent liabilities	5,347	331	113	62
2019
Current assets	$1,109	$191	$106	$181
Noncurrent assets	7,931	923	509	761
Current liabilities	677	156	41	59
Noncurrent liabilities	5,587	511	87	42

I. Receivables

On October 25, 2019, a wholly-owned subsidiary of the Company entered into a $120 three-year revolving credit facility agreement secured by certain customer receivables. Alcoa Corporation guaranteed the performance obligations of the wholly-owned subsidiary under the facility; however no assets (other than the receivables) were pledged as collateral. Fees paid upon closure of the agreement were approximately $1. At December 31, 2019, there were no amounts drawn or outstanding related to this credit facility.

On April 20, 2020, the Company amended this agreement converting it to a Receivables Purchase Agreement to sell up to $120 of the receivables previously secured by the credit facility without recourse on a revolving basis. The unsold portion of the specified receivable pool is pledged as collateral to the purchasing bank to secure the sold receivables. During the year ended December 31, 2020, no receivables were sold under this agreement.

J. Inventories

December 31,	2020	2019
Finished goods	$321	$305
Work-in-process	112	282
Bauxite and alumina	412	446
Purchased raw materials	377	453
Operating supplies	176	158
	$1,398	$1,644

Inventories related to the Warrick Rolling Mill have been excluded from the December 31, 2020 balances in the above table due to the announced sale of the rolling mill and have been reclassified to Assets held for sale (see Note C).

K. Properties, Plants, and Equipment, Net

December 31,	2020	2019
Land and land rights, including mines	$320	$333
Structures (by type of operation):
Bauxite mining	1,119	1,138
Alumina refining	2,474	2,415
Aluminum smelting and casting	3,447	3,457
Energy generation	360	440
Aluminum rolling	—	290
Other	350	386
	7,750	8,126
Machinery and equipment (by type of operation):
Bauxite mining	517	499
Alumina refining	4,180	3,956
Aluminum smelting and casting	6,111	6,251
Energy generation	844	879
Aluminum rolling	—	1,057
Other	465	293
	12,117	12,935
	20,187	21,394
Less: accumulated depreciation, depletion, and amortization	13,332	13,799
	6,855	7,595
Construction work-in-progress	335	321
	$7,190	$7,916

Properties, plants and equipment related to the Warrick Rolling Mill have been excluded from the December 31, 2020 balances in the above table due to the announced sale of the rolling mill and have been reclassified to Assets held for sale (see Note C).

L. Goodwill and Other Intangible Assets

Goodwill, which is included in Other noncurrent assets on the accompanying Consolidated Balance Sheet, was as follows:

December 31,	2020	2019
Bauxite	$2	$2
Alumina	2	3
Aluminum	—	—
Corporate(1)	141	145
	$145	$150

(1)

The carrying value of Corporate’s goodwill is net of accumulated impairment losses of $742 as of both December 31, 2020 and 2019. As of December 31, 2020, the $141 of goodwill reflected in Corporate is allocated to two of Alcoa Corporation’s three reportable segments ($47 to Bauxite and $94 to Alumina) for purposes of impairment testing (see Note B). This goodwill is reflected in Corporate for segment reporting purposes because it is not included in management’s assessment of performance by the two reportable segments.

Management performed qualitative assessments of the Bauxite and Alumina reporting units in 2020 and determined that it was not more likely that not that the fair value of either reporting unit was less that its carrying value. Management last performed a quantitative impairment test for the Bauxite reporting unit in 2018 and the Alumina reporting unit in 2019. At the time of each quantitative assessment, the estimated fair value of each respective reporting unit was substantially in excess of its carrying value, resulting in no impairment.

Other intangible assets, which are included in Other noncurrent assets on the accompanying Consolidated Balance Sheet, were as follows:

	2020			2019
December 31,	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Computer software	$236	$(218)	$18	$240	$(216)	$24
Patents and licenses	25	(8)	17	25	(8)	17
Other intangibles	20	(10)	10	22	(11)	11
Total other intangible assets	$281	$(236)	$45	$287	$(235)	$52

Computer software consists primarily of software costs associated with the enterprise business solution within Alcoa to drive common systems among all businesses.

Amortization expense related to the intangible assets in the tables above for the years ended December 31, 2020, 2019, and 2018 was $9, $19, and $12, respectively, and is expected to be approximately $10 annually from 2021 to 2025.

M. Debt

Long-Term Debt.

December 31,	2020	2019
6.75% Notes, due 2024	$750	$750
7.00% Notes, due 2026	500	500
5.500% Notes, due 2027	750	—
6.125% Notes, due 2028	500	500
Other	6	84
Unamortized discounts and deferred financing costs	(41)	(34)
Total	2,465	1,800
Less: amount due within one year	2	1
Long-term debt, less amount due within one year	$2,463	$1,799

The principal amount of long-term debt maturing in each of the next five years is $2 in 2021, $1 in each of 2022 and 2023, $751 in 2024, and $1 in 2025. In 2019, Other includes $77 classified as Long-term debt due to an option to extend. In 2020, the instrument was reclassified to Short-term borrowings due to the expected maturity in 2021 and was included in Other current liabilities on the accompanying Consolidated Balance Sheet.

144A Debt. In July 2020, Alcoa Nederland Holding B.V. (ANHBV), a wholly-owned subsidiary of Alcoa Corporation, completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt issuance for $750 aggregate principal amount of 5.500% Senior Notes due 2027 (the “2027 Notes”). The net proceeds of this issuance were approximately $736 reflecting a discount to the initial purchasers of the 2027 Notes as well as issuance costs. The net proceeds were used for general corporate purposes, including adding cash to its balance sheet. The discount to the initial purchasers, as well as costs to complete the financing, was deferred and is being amortized to interest expense over the term of the 2027 Notes. Interest on the 2027 Notes is paid semi-annually in June and December, which commenced on December 15, 2020. The indenture contains customary affirmative and negative covenants that are similar to those included in the indenture for the 2028 Notes described below, such as limitations on liens, limitations on sale and leaseback transactions, and a prohibition on a reduction in the ownership of AWAC entities below an agreed level.

ANHBV has the option to redeem the 2027 Notes on at least 15 days, but not more than 60 days, prior notice to the holders of the 2027 Notes under multiple scenarios, including, in whole or in part, at any time or from time to time after June 15, 2023, at a redemption price specified in the indenture (up to 102.750% of the principal amount plus any accrued and unpaid interest in each case). Also, the 2027 Notes are subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the indenture) at a repurchase price in cash equal to 101% of the aggregate principal amount of the 2027 Notes repurchased, plus any accrued and unpaid interest on the 2027 Notes repurchased.

In May 2018, ANHBV, completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt offering for $500 aggregate principal amount of 6.125% Senior Notes due 2028 (the “2028 Notes”). ANHBV received $492 in net proceeds from the debt offering reflecting a discount to the initial purchasers of the 2028 Notes. The net proceeds, along with available cash on hand, were used to make discretionary contributions to certain U.S. defined benefit pension plans (see Note O). The discount to the initial purchasers, as well as costs to complete the financing, was deferred and is being amortized to interest expense over the term of the 2028 Notes. Interest on the 2028 Notes is paid semi-annually in November and May, which commenced November 15, 2018.

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

The 2028 Notes indenture includes several customary affirmative covenants. Additionally, the 2028 Notes indenture contains several negative covenants, that, subject to certain exceptions, include limitations on liens, limitations on sale and leaseback transactions, and a prohibition on a reduction in the ownership of AWAC entities below an agreed level. The negative covenants in the 2028 Notes indenture are less extensive than those in the 2024 Notes and 2026 Notes (see below) indenture and the Revolving Credit Facility (see below). For example, the 2028 Notes indenture does not include a limitation on restricted payments, such as repurchases of common stock and shareholder dividends.

In September 2016, ANHBV completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt offering for $750 aggregate principal amount of 6.75% Senior Notes due 2024 (the “2024 Notes”) and $500 aggregate principal amount of 7.00% Senior Notes due 2026 (the “2026 Notes” and, collectively with the 2024 Notes, the “Notes”). ANHBV received $1,228 in net proceeds from the debt offering reflecting a discount to the initial purchasers of the Notes. The net proceeds were used to make a payment to ParentCo to fund the transfer of certain assets from ParentCo to Alcoa Corporation in connection with the Separation Transaction, and the remaining net proceeds were used for general corporate purposes. The discount to the initial purchasers, as well as costs to complete the financing, was deferred and is being amortized to interest expense over the respective terms of the Notes. Interest on the Notes is paid semi-annually in March and September, which commenced March 31, 2017.

ANHBV has the option to redeem the Notes on at least 30 days, but not more than 60 days, prior notice to the holders of the Notes under multiple scenarios, including, in whole or in part, at any time or from time to time after September 2019, in the case of the 2024 Notes, or after September 2021, in the case of the 2026 Notes, at a redemption price specified in the indenture (up to 103.375% of the principal amount for the 2024 Notes and up to 103.500% of the principal amount of the 2026 Notes, plus any accrued and unpaid interest in each case). Also, the Notes are subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the indenture) at a repurchase price in cash equal to 101% of the aggregate principal amount of the Notes repurchased, plus any accrued and unpaid interest on the Notes repurchased.

The Notes indenture contains various restrictive covenants similar to those described below for the Revolving Credit Facility, including a limitation on restricted payments, with, among other exceptions, capacity to pay annual ordinary dividends. Under the indenture, Alcoa Corporation may declare and make annual ordinary dividends in an aggregate amount not to exceed $38 in each of the November 1, 2016 through December 31, 2017 time period and annual 2018 (no such dividends were made), $50 in each of annual 2019 and 2020 (no such dividends were made in 2019 or 2020), and $75 in the January 1, 2021 through September 30, 2026 (maturity date of the 2026 Notes) time period, except that 50% of any unused amount of the base amount in any of the specified time periods may be used in the next succeeding period following the use of the base amount in said time period. Additionally, the restricted payments negative covenant includes a general exception to allow for potential future transactions incremental to those specifically provided for in the Notes indenture. This general exception provides for an aggregate amount of restricted payments not to exceed the greater of $250 and 1.5% of Alcoa Corporation’s consolidated total assets. Accordingly, Alcoa Corporation may make annual ordinary dividends in any fiscal year by an aggregate amount of up to $250, assuming no other restricted payments have reduced, in part or whole, the available limit. The limits of the restricted payments negative covenant under the Revolving Credit Facility would govern the amount of ordinary dividend payments Alcoa Corporation could make in a given timeframe if the allowed amount is less than the limits of the restricted payments negative covenant under the Notes indenture.

The Notes, the 2027 Notes, and the 2028 Notes are senior unsecured obligations of ANHBV and do not entitle the holders to any registration rights pursuant to a registration rights agreement. ANHBV does not intend to file a registration statement with respect to resales of or an exchange offer for the Notes, 2027 Notes, or 2028 Notes. The Notes, 2027 Notes, and 2028 Notes are guaranteed on a senior unsecured basis by Alcoa Corporation and its subsidiaries that are guarantors under the Revolving Credit Facility (the “subsidiary guarantors” and, together with Alcoa Corporation, the “guarantors”). Each of the subsidiary guarantors will be released from their guarantees upon the occurrence of certain events, including the release of such guarantor from its obligations as a guarantor under the Revolving Credit Facility.

The Notes, the 2027 Notes, and the 2028 Notes rank equally in right of payment with each other and with all of ANHBV’S existing and future senior unsecured indebtedness; rank senior in right of payment to any future subordinated obligations of ANHBV; and are effectively subordinated to ANHBV’s existing and future secured indebtedness, including under the Revolving Credit Facility, to the extent of the value of property and assets securing such indebtedness. The guarantees of the Notes, the 2027 Notes, and the 2028 Notes rank equally in right of payment with each other and with all the guarantors’ existing and future senior unsecured indebtedness; rank senior in right of payment to any future subordinated obligations of the guarantors; and are effectively subordinated to the guarantors’ existing and future secured indebtedness, including under the Revolving Credit Facility, to the extent of the value of property and assets securing such indebtedness.

Credit Facilities.

Alcoa Norway ANS

On October 2, 2019, Alcoa Norway ANS, a wholly-owned subsidiary of Alcoa Corporation, entered into a one-year, multicurrency revolving credit facility agreement for NOK 1.3 billion (approximately $152) which is fully and unconditionally guaranteed on an unsecured basis by Alcoa Corporation. Alcoa Norway ANS pays a quarterly commitment fee of 0.465% on the unused portion of the revolving credit facility. The interest rate on outstanding NOK loan balances is 1.55% per annum plus the Norwegian Interbank Offered Rate (NIBOR); the interest rate on outstanding US dollar loans is 1.65% per annum plus LIBOR.

On April 8, 2020, Alcoa Norway ANS drew $100 against this facility, and may do so from time to time in the future, in the ordinary course of business. Repayment of the drawn amount, including interest accrued at 2.93%, occurred upon maturity on June 29, 2020. During 2019, no amounts were drawn related to this credit facility.

On July 3, 2020, Alcoa Norway ANS amended the multicurrency revolving credit facility agreement to align the terms of the agreement with Amendment No. 2 and Amendment No. 3 of the Revolving Credit Facility discussed below.

On September 30, 2020, Alcoa Norway ANS entered into an Amendment and Restatement Agreement (the A&R Agreement) to the multicurrency revolving credit facility agreement that extended the maturity one year from the original maturity date to October 2, 2021, unless further extended or terminated early in accordance with the provisions of the A&R Agreement. The A&R Agreement also amended certain financial ratio covenants, specifying calculations based upon the results of Alcoa Norway ANS rather than the calculations outlined in the Revolving Credit Facility. Additionally, the quarterly commitment fee on the unused portion of the multicurrency revolving credit facility was modified from 0.465% to 0.62%. At December 31, 2020 and 2019, Alcoa Norway ANS was in compliance with all such covenants. At December 31, 2020 and 2019, there were no amounts outstanding related to this credit facility.

Revolving Credit Facility

On November 21, 2018, Alcoa Corporation and ANHBV entered into a Second Amendment and Restatement Agreement to the Revolving Credit Agreement dated September 16, 2016 and the Amendment and Restatement Agreement dated November 14, 2017, in each case, with a syndicate of lenders and issuers named therein, to revise certain terms and provisions of the original agreement (the Amendment and Restatement Agreement as revised by the Second Amendment and Restatement Agreement, hereafter referred to as the “Revolving Credit Facility” or “the Facility”).

On April 21, 2020, the Company and ANHBV entered into an amendment (Amendment No. 2) to the Revolving Credit Facility that temporarily adjusts the leverage ratio requirement to 3.00 to 1.00 from 2.5 to 1.00 for the subsequent four consecutive fiscal quarters, beginning in the second quarter of 2020 (the Amendment Period). The leverage ratio requirement will return to 2.50 to 1.00 starting in the second quarter of 2021. During the Amendment Period, the Company, ANHBV, and any restricted subsidiaries will be restricted from making certain restricted payments or incurring incremental secured loans under the Revolving Credit Facility.

On June 24, 2020, the Company and ANHBV entered into an additional amendment (Amendment No. 3) to the Revolving Credit Facility that (i) permanently adjusts the calculation of Consolidated EBITDA (as defined in the Revolving Credit Facility) by allowing the add back of certain additional non-cash costs, and (ii) temporarily adjusted, for the remaining fiscal quarters in 2020, the manner in which Consolidated Cash Interest Expense (as defined in the Revolving Credit Facility) and Total Indebtedness are calculated with respect to certain senior notes issuances during the fiscal year ended December 31, 2020, inclusive of the July 2020 issuance discussed above. ANHBV has the option to extend the periods under Amendment No. 3 to apply to either or both fiscal quarters ending March 31, 2021 and June 30, 2021. However, doing so would also reduce the borrowing availability under the Revolving Credit Facility during the respective fiscal quarters by one-third of the net proceeds of any note issuances during the fiscal year ended December 31, 2020.

During the fourth quarter of 2020, ANHBV elected to extend the period under Amendment No. 3 through the quarter ending March 31, 2021, and if ANHBV elects to extend the period through June 30, 2021, the request for extension must be provided on or prior to April 1, 2021. Election by ANHBV to extend the temporary amendments results in the 2027 Notes reducing the aggregate amount of commitments under the Revolving Credit Facility by approximately $245 during the applicable fiscal quarters.

The Revolving Credit Facility provides a $1,500 senior secured revolving credit facility to be used for working capital and/or other general corporate purposes of Alcoa Corporation and its subsidiaries. Subject to the terms and conditions of the Revolving Credit Facility, ANHBV may from time to time request the issuance of letters of credit up to $750 under the Facility, subject to a sublimit of $400 for any letters of credit issued for the account of Alcoa Corporation or any of its domestic subsidiaries. Additionally, ANHBV may from time to time request that each of the lenders provide one or more additional tranches of term loans and/or increase the aggregate amount of revolving commitments, together in an aggregate principal amount of up to $500. At December 31, 2020 and 2019, letters of credit issued under the Revolving Credit Facility were $14 and $17, respectively.

The Revolving Credit Facility is scheduled to mature on November 21, 2023, unless extended or earlier terminated in accordance with the provisions of the Facility. ANHBV may make extension requests during the term of the Facility, subject to the lender consent requirements specifically set forth in the Revolving Credit Facility. Under the provisions of the Revolving Credit Facility, ANHBV will pay a quarterly commitment fee ranging from 0.200% to 0.425% (based on Alcoa Corporation’s leverage ratio) on the unused portion.

A maximum of $750 in outstanding borrowings under the Revolving Credit Facility may be denominated in euros. Loans will bear interest at a rate per annum equal to an applicable margin plus, at ANHBV’s option, either (a) an adjusted LIBOR rate or (b) a base rate determined by reference to the highest of (1) the U.S. prime rate as published in the Wall Street Journal, (2) the greater of the federal funds effective rate and the overnight bank funding rate, plus 0.5%, and (3) the one month adjusted LIBOR rate plus 1% per annum. The applicable margin for all loans will vary based on Alcoa Corporation’s leverage ratio and will range from 1.50% to 2.25% for LIBOR loans and 0.50% to 1.25% for base rate loans, subject in each case to a reduction of 25 basis points if Alcoa Corporation attains at least a Baa3 rating from either Moody’s Investor Service or BBB- rating from Standard and Poor’s Global Ratings. Outstanding borrowings may be prepaid without premium or penalty, subject to customary breakage costs.

All obligations of Alcoa Corporation or a domestic entity under the Revolving Credit Facility are secured by, subject to certain exceptions (including a limitation of pledges of equity interests in certain foreign subsidiaries to 65%, and certain thresholds with respect to real property), a first priority lien on substantially all assets of Alcoa Corporation and the material domestic wholly-owned subsidiaries of Alcoa Corporation and certain equity interests of specified non-U.S. subsidiaries. All other obligations under the Revolving Credit Facility are secured by, subject to certain exceptions (including certain thresholds with respect to real property), a first priority security interest in substantially all assets of Alcoa Corporation, ANHBV, the material domestic wholly-owned subsidiaries of Alcoa Corporation, and the material foreign wholly-owned subsidiaries of Alcoa Corporation located in Australia, Brazil, Canada, Luxembourg, the Netherlands, Norway, and Switzerland, including equity interests of certain subsidiaries that directly hold equity interests in AWAC entities. However, no AWAC entity is a guarantor of any obligation under the Revolving Credit Facility and no asset of any AWAC entity, or equity interests in any AWAC entity, will be pledged to secure the obligations under the Revolving Credit Facility. As provided in the Revolving Credit Facility, each of the mentioned companies shall be released from all obligations under the first priority lien and/or first priority security interest upon (i) Alcoa Corporation attaining at least a Baa3 rating from either Moody’s Investor Service or BBB- rating from Standard and Poor’s Global Ratings, in each case with a stable outlook or better, (ii) ANHBV delivering the required written notice, and (iii) no default or event of default, as defined in the Revolving Credit Facility, has occurred or is continuing (the date on which such conditions are met, the “Collateral Release Date”).

The Revolving Credit Facility includes a number of customary affirmative covenants. Additionally, the Revolving Credit Facility contains a number of negative covenants (applicable to Alcoa Corporation and certain subsidiaries described as restricted), that, subject to certain exceptions, include limitations on (among other things): liens; fundamental changes; sales of assets; indebtedness (see below); entering into restrictive agreements; restricted payments (see below), including repurchases of common stock and shareholder dividends (see below); investments (see below), loans, advances, guarantees, and acquisitions; transactions with affiliates; amendment of certain material documents; and a covenant prohibiting reductions in the ownership of AWAC entities, and certain other specified restricted subsidiaries of Alcoa Corporation, below an agreed level. The Revolving Credit Facility also includes financial covenants requiring the maintenance of a specified interest expense coverage ratio of not less than 5.00 to 1.00, and a leverage ratio for any period of four consecutive fiscal quarters that is not greater than 2.50 to 1.00 (2.00 to 1.00 beginning on and subsequent to the Collateral Release Date, may be increased to a level not higher than 2.25 to 1.00 under certain circumstances). In accordance with Amendment No. 2, the leverage ratio for the Amendment Period is 3.00 to 1.00. As of December 31, 2020 and 2019, maximum additional borrowing capacity to remain in compliance with these covenants was $1,322 and $1,200, respectively. As of December 31, 2020 and 2019, Alcoa Corporation was in compliance with all such covenants.

The indebtedness, restricted payments, and investments negative covenants include general exceptions to allow for potential future transactions incremental to those specifically provided for in the Revolving Credit Facility. The indebtedness negative covenant provides for an incremental amount not to exceed the greater of $1,000 and 6.0% of Alcoa Corporation’s consolidated total assets. Additionally, the restricted payments negative covenant provides for an aggregate amount not to exceed $100 and the investments negative covenant provides for an aggregate amount not to exceed $400, both of which contain two conditions in which these limits may increase. First, in any fiscal year, the thresholds for the restricted payments and investments negative covenants increase by $250 and $200, respectively, if the consolidated net leverage ratio is not greater than 1.50 to 1.00 and 1.50 to 1.00, respectively, as of the end of the prior fiscal year. Secondly, in regards to both the $100 and $250 for restricted payments and the $200 for investments, 50% of any unused amount of these base amounts in any fiscal year may be used in the next succeeding fiscal year.

The following describes the specific restricted payment negative covenant for share repurchases and the application of the restricted payments general exception (described above) to both share repurchases and ordinary dividend payments, all subject to the restrictions applicable during the Amendment Period.

Alcoa Corporation may repurchase shares of its common stock pursuant to stock option exercises and benefit plans in an aggregate amount not to exceed $25 during any fiscal year, except that 50% of any unused amount of the base amount in any fiscal year may be used in the next succeeding fiscal year following the use of the base amount in said fiscal year. Additionally, as described above, the Revolving Credit Facility provides general exceptions to the restricted payments negative covenant that would allow Alcoa Corporation to execute share repurchases for any purpose in any fiscal year by an aggregate amount of up to $100 (see above for conditions that provide for this limit to increase), assuming no other restricted payments have reduced, in part or whole, the available limit.

Also, any ordinary dividend payments made by Alcoa Corporation are only subject to the general exception for restricted payments described above. Accordingly, Alcoa Corporation may make annual ordinary dividends in any fiscal year by an aggregate amount of up to $100 (see above for conditions that provide for this limit to increase), assuming no other restricted payments have reduced, in part or whole, the available limit. The limits of the restricted payments negative covenant under the Notes indenture (see 144A Debt above) would govern the amount of ordinary dividend payments Alcoa Corporation could make in a given timeframe if the allowed amount is less than the limits of the restricted payments negative covenant under the Revolving Credit Facility.

The Revolving Credit Facility contains customary events of default, including with respect to a failure to make payments under the Revolving Credit Facility, cross-default and cross-judgment default, and certain bankruptcy and insolvency events.

There were no borrowings outstanding at December 31, 2020 and 2019, and no amounts were borrowed during 2020 and 2019 under the Revolving Credit Facility.

N. Preferred and Common Stock

Preferred Stock. Alcoa Corporation is authorized to issue 100,000,000 shares of preferred stock at a par value of $0.01 per share. At December 31, 2020 and 2019, the Company had no issued preferred stock.

Common Stock. Alcoa Corporation is authorized to issue 750,000,000 shares of common stock at a par value of $0.01 per share. As of December 31, 2020, and 2019, Alcoa Corporation had 185,978,069 and 185,580,166, respectively, issued and outstanding shares of common stock.

Under its employee stock-based compensation plan, the Company issued shares of 397,903 in 2020, 809,917 in 2019, and 1,293,336 in 2018. The Company issues new shares to satisfy the exercise of stock options and the conversion of stock units. As of December 31, 2020, 24,769,326 shares of common stock were available for issuance.

In October 2018, Alcoa Corporation’s Board of Directors authorized a common stock repurchase program under which the Company may purchase shares of its outstanding common stock up to an aggregate transactional value of $200, depending on cash availability, market conditions, and other factors. Repurchases under the program may be made using a variety of methods, which may include open market purchases, privately negotiated transactions, or pursuant to a Rule 10b5-1 plan. This program does not have a predetermined expiration date. Alcoa Corporation intends to retire the repurchased shares of common stock. In December 2018, the Company repurchased 1,723,800 shares of its common stock for $50; these shares were immediately retired. No shares were repurchased in 2020 or 2019.

Dividends on common stock are subject to authorization by Alcoa Corporation’s Board of Directors. The Company did not declare any dividends in 2020, 2019, and 2018.

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

The final number of market-based and performance-based stock units earned is dependent on Alcoa Corporation’s achievement of certain targets over a three-year measurement period for grants. For market-based stock units granted in 2019 and 2018, the award will be earned at the end of the measurement period based on the Company’s total shareholder return measured against the total shareholder return of the Standard & Poor’s 500® Index from January 1 of the grant year through December 31 of the third year in the service period. For performance-based stock units granted in 2019 and 2018, the award will be earned at the end of the measurement period based on the Company’s performance against a pre-established return-on-capital target measured from January 1 of the grant year through December 31 of the third year in the service period. For market-based stock units granted in 2020, the award will be earned at the end of the measurement period based on the Company’s total shareholder return measured against the total shareholder return of the Standard & Poor’s Metals and Mining Select Industry Index from January 1 of the grant year through December 31 of the third year in the service period. For performance-based stock units granted in 2020, the award will be measured from January 1 of the grant year through December 31 of the third year in the service period and will be based on the Company’s performance against three measures: (1) a pre-established return-on-equity target; (2) an improvement in proportional net debt; and (3) a reduction in carbon intensity in both refining and smelting operations.

In 2020, 2019, and 2018, Alcoa Corporation recognized stock-based compensation expense of $25, $30, and $35, respectively, of which approximately 80% to 90% was related to stock units in each period. There was no stock-based compensation expense capitalized in 2020, 2019, or 2018.

Stock-based compensation expense is based on the grant date fair value of the applicable equity grant. For both stock units with no performance or market condition and stock units with a performance condition, the fair value was equivalent to the closing market price of Alcoa Corporation’s common stock on the date of grant in the respective periods. For stock units with a market condition, the fair value was estimated on the date of grant using a Monte Carlo simulation model, which generated a result of $21.43 and $35.70 per unit in 2020 and 2019, respectively. The Monte Carlo simulation model uses certain assumptions to estimate the fair value of a market-based stock unit, including volatility (41.65% for the Company) and a risk-free interest rate (1.38%), to estimate the probability of satisfying market conditions (the assumptions used to estimate the fair value of stock units granted in 2019 were not materially different). For stock options, the fair value was estimated on the date of grant using a lattice-pricing model, which generated a result of $6.12, $10.86, and $21.32 per option in 2020, 2019, and 2018, respectively. The lattice-pricing model uses several assumptions to estimate the fair value of a stock option, including an average risk-free interest rate, dividend yield, volatility, annual forfeiture rate, exercise behavior, and contractual life.

Assumptions used by the Company to estimate the fair value of stock options granted in 2020 are as follows:

•	Risk free rate: 1.83% based on a yield curve of interest rates at the time of the grant over the life of the option
•	Dividend yield: 0% based on historical dividends paid since the Separation Date and that the Company did not have any immediate plans to pay dividends
•	Volatility: 41.12% based on historical and implied volatilities over the term of the option
•	Pre- and post-vesting forfeitures: 4% based on historical option forfeiture data
•	Exercise behavior: 61% based on a weighted average exercise ratio

Based upon the assumptions used in the determination of the fair value, the lattice-pricing model resulted in an option life of 6.0 years. The assumptions and option life output for 2020 were not materially different from 2019 and 2018.

The activity for stock options and stock units during 2020 was as follows:

	Stock options		Stock units
	Number of options	Weighted average exercise price	Number of units	Weighted average FMV per unit
Outstanding, January 1, 2020	2,246,563	$28.38	2,127,611	$36.85
Granted	340,400	16.29	2,016,468	15.71
Exercised	(55,136)	16.26	—	—
Converted	—	—	(447,862)	37.73
Expired or forfeited	(495,202)	27.70	(230,785)	26.59
Performance share adjustment	—	—	(174,753)	63.21
Outstanding, December 31, 2020	2,036,625	26.85	3,290,679	24.19

The number of Converted units includes 101,447 shares “withheld” to meet the Company’s statutory tax withholding requirements related to the income earned by the employees as a result of vesting in the units.

As of December 31, 2020, the 2,036,625 outstanding stock options had a weighted average remaining contractual life of 5.53 years and a total intrinsic value of $5. Additionally, 1,416,986 of the total outstanding stock options were fully vested and exercisable and had a weighted average remaining contractual life of 4.31 years, a weighted average exercise price of $27.79, and a total intrinsic value of $3 as of December 31, 2020. Cash received from stock option exercises was $1, $2, and $23 in 2020, 2019, and 2018, respectively, and the total intrinsic value of stock options exercised during 2020, 2019, and 2018 was $0, $1, and $26, respectively.

At December 31, 2020, there was $26 (pretax) of combined unrecognized compensation expense related to non-vested grants of both stock options and stock units. This expense is expected to be recognized over a weighted average period of 1.62 years.

O. Pension and Other Postretirement Benefits

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

As of January 1, 2020, the pension benefit plans and the other postretirement benefit plans covered an aggregate of approximately 38,000 and approximately 30,000 participants, respectively.

2020 Plan Actions. In 2020, management initiated the following actions to certain pension and other postretirement benefit plans:

Action #1 – In February 2020, the Company entered into a new, six-year collective bargaining agreement with the Union of Professional and Office Workers of the Alcoa Smelter of Baie-Comeau in Canada. Under the agreement, all unionized office employees that are participants in one of the Company’s defined benefit pension plans ceased accruing retirement benefits for future service effective January 1, 2021. This change affected approximately 20 employees, who were transitioned to a target benefit plan, where the funding risk is assumed by the employees. The Company will contribute approximately 12% of these participants’ eligible earnings to the new plan on an annual basis. Participants already collecting benefits or who terminated with a vested benefit under the defined benefit pension plan were not affected by these changes.

Action #2 – In February 2020, the Company notified all non-unionized hourly employees of Aluminerie de Deschambault, who are participants in one of the Company’s defined benefit pension plans, that they will cease accruing retirement benefits for future service effective January 1, 2021. This change affected approximately 430 employees, who were transitioned to a to a member-funded pension plan, where the funding risk is assumed by the employees. The Company will contribute approximately 12% of these participants’ eligible earnings to the new plan on an annual basis. Participants already collecting benefits or who terminated with a vested benefit under the defined benefit pension plan were not affected by these changes.

Action #3 – In April 2020, as part of the Company’s portfolio review, Alcoa announced that it will curtail the remaining capacity at its Intalco smelter in Ferndale, Washington amid declining market conditions. The full curtailment was completed during the third quarter of 2020, and the workforce was reduced by approximately 685 people. As a result, curtailment accounting was triggered in the U.S. hourly defined benefit pension and retiree life plans (3a and 3b in the below table, respectively).

Action #4 – In September 2020, the Company and the United Steelworkers jointly notified certain U.S. retirees that their medical and prescription drug coverage will be provided through an insured group Medicare Advantage and Prescription Drug plan and will include an increase to participant contributions, effective January 1, 2021. These changes affected approximately 8,600 participants. Although the plan change and related remeasurement increased the other postretirement benefit liability by $74, the plan change lowered the Company’s expected cash requirements for the program over the next five years.

Action #5 – In October 2020, the Company offered lump sum buyouts to specific participants in its U.S. defined benefit pension plans. As a result, the Company paid approximately $33 from plan assets on December 31, 2020 to approximately 430 participants, was relieved of the corresponding pension obligation of $35, and recognized a settlement charge of $44.

Action #6 – On November 30, 2020, Alcoa announced an agreement to sell the Warrick Rolling Mill to Kaiser. The sale is expected to close by the end of the first quarter of 2021, subject to customary closing conditions. Approximately 1,170 employees at the rolling operations, which includes the casthouse, hot mill, cold mills, and coating and slitting lines, will become employees of Kaiser once the transaction is complete. As a result, Alcoa recognized a pension curtailment charge of $5.

The following table presents certain information and the financial impacts of these actions on the accompanying Consolidated Financial Statements:

Action #	Number of affected plan participants	Weighted average discount rate as of December 31, 2019	Plan remeasurement date	Weighted average discount rate as of plan remeasurement date	Increase (decrease) to accrued pension benefits liability(1)	Increase to accrued other postretirement benefits liability(1)	Curtailment charge (gain)(2)	Settlement charge(2)
1	~20	3.15%	January 31, 2020	2.75%	$18	$—	$1	$—
2	~430	3.20%	January 31, 2020	2.75%	28	—	2	—
3a	~300	3.25%	April 30, 2020	2.92%	156	—	1	—
3b	~600	3.75%	April 30, 2020	3.44%	—	—	(2)	—
4	~8,600	3.11%	August 31, 2020	2.65%	—	74	—	—
5	~430	N/A	December 31, 2020	N/A	(2)	—	—	44
6	~900	N/A	December 31, 2020	N/A	5	—	5	—
	~11,280				$205	$74	$7	$44

(1)

Actions 1-4 caused interim plan remeasurements, including an update to the discount rates used to determine the benefit obligations of the affected plans. These amounts include the impacts due to the interim plan remeasurements.

(2)

These amounts primarily represent the accelerated amortization of a portion of the existing prior service cost or benefit for curtailments and net actuarial loss for settlements and were reclassified from Accumulated other comprehensive loss to Restructuring and other charges. Net (see Note D) on the accompanying Statement of Consolidated Operations.

2019 Plan Actions. In 2019, management initiated the following actions to certain pension and other postretirement benefit plans:

Action #1 – In June 2019, the Company entered into a new, six-year collective bargaining agreement with the National Union of Aluminum Employees of Baie-Comeau in Canada. Under the agreement, all Canadian union employees that are participants in one of the Company’s defined benefit pension plans ceased accruing retirement benefits for future service effective January 1, 2021. This change affected approximately 700 employees, who were transitioned to a target benefit plan, where the funding risk is assumed by the employees. The Company will contribute approximately 12% of these participants’ eligible earnings to the new plan on an annual basis. The Company will also contribute additional contributions of approximately $2 spread over a three-year period to improve the financial position of the newly established target benefit plan. Participants already collecting benefits or who terminated with a vested benefit under the defined benefit pension plan were not affected by these changes.

Action #2 – In July 2019, the Company entered into a new, six-year collective bargaining agreement with the United Steelworkers representing the employees of Aluminerie de Bécancour Inc. in Canada. Under the agreement, all Canadian union employees that are participants in one of the Company’s defined benefit pension plans ceased accruing retirement benefits for future service effective July 21, 2019. This change affected approximately 900 employees who were transitioned to a member-funded pension plan, where the funding risk is assumed by the employees. The Company will contribute approximately 12% of these participants’ eligible earnings to the new plan on an annual basis. To improve the financial positions of both the existing defined benefit pension plan and the newly established member-funded pension plan, the Company contributed approximately $5 in 2020 to the existing defined benefit pension plan and will contribute approximately $2 spread over a five-year period to the newly established member-funded pension plan. Participants already collecting benefits or who terminated with a vested benefit under the defined benefit pension plan were not affected by these changes.

Action #3 – In October 2019, the Company offered lump sum buyouts to specific participants in its U.S. defined benefit pension plans. As a result, the Company paid approximately $112 from plan assets on November 30, 2019 to approximately 1,700 participants and was relieved of the corresponding pension obligation of $138.

Action #4 – In December 2019, the Company notified certain U.S. retirees that they will be transitioned to a Medicare Exchange plan with a Company-provided contribution, effective January 1, 2021. This change affected approximately 6,000 participants. The change improves cost predictability and allowed participants to elect coverage from a choice of available options.

Action #5 – In December 2019, the Company notified certain U.S. retirees that life insurance will no longer be provided, effective December 31, 2019. This change affected approximately 8,900 participants. As part of this change, Alcoa made a one-time transition payment to the affected retirees totaling $14 in December 2019.

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

Obligations and Funded Status

	Pension benefits		Other postretirement benefits
December 31,	2020	2019	2020	2019
Change in benefit obligation
Benefit obligation at beginning of year	$6,532	$5,997	$848	$973
Service cost	56	49	5	4
Interest cost	168	226	19	36
Amendments	1	26	(19)	(150)
Actuarial losses (gains)	578	746	133	103
Settlements	(127)	(177)	—	(14)
Curtailments	6	—	(1)	—
Benefits paid, net of participants’ contributions	(381)	(379)	(100)	(111)
Medicare Part D subsidy receipts	—	—	7	7
Divestitures	(2)	—	—	—
Foreign currency translation impact	73	44	—	—
Benefit obligation at end of year	$6,904	$6,532	$892	$848
Change in plan assets
Fair value of plan assets at beginning of year	$5,015	$4,610	$—	$—
Actual return on plan assets	455	763	—	—
Employer contributions	347	175	—	—
Participant contributions	10	11	—	—
Benefits paid	(379)	(379)	—	—
Administrative expenses	(24)	(19)	—	—
Settlements	(127)	(177)	—	—
Divestitures	(2)	—	—	—
Foreign currency translation impact	61	31	—	—
Fair value of plan assets at end of year	$5,356	$5,015	$—	$—
Funded status	$(1,548)	$(1,517)	$(892)	$(848)
Less: Amounts attributed to joint venture partners	(45)	(34)	—	—
Net funded status	$(1,503)	$(1,483)	$(892)	$(848)
Amounts recognized in the Consolidated Balance Sheet consist of:
Noncurrent assets	$—	$33	$—	$—
Current liabilities	(11)	(11)	(65)	(99)
Noncurrent liabilities	(1,492)	(1,505)	(744)	(749)
Liabilities held for sale	—	—	(83)	—
Net amount recognized	$(1,503)	$(1,483)	$(892)	$(848)
Amounts recognized in Accumulated Other Comprehensive Loss consist of:
Net actuarial loss	$3,563	$3,364	$374	$261
Prior service cost (benefit)	2	5	(156)	(154)
Total, before tax effect	3,565	3,369	218	107
Less: Amounts attributed to joint venture partners	57	42	—	—
Net amount recognized, before tax effect	$3,508	$3,327	$218	$107
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss) consist of:
Net actuarial loss (benefit)	$462	$350	$133	$103
Amortization of accumulated net actuarial loss	(263)	(247)	(20)	(18)
Prior service cost (benefit)	1	26	(19)	(150)
Amortization of prior service (cost) benefit	(4)	(42)	17	—
Total, before tax effect	196	87	111	(65)
Less: Amounts attributed to joint venture partners	15	2	—	—
Net amount recognized, before tax effect	$181	$85	$111	$(65)

At December 31, 2020, the benefit obligation, fair value of plan assets, and funded status for U.S. pension plans were $4,695, $3,676, and $(1,019), respectively. At December 31, 2019, the benefit obligation, fair value of plan assets, and funded status for U.S. pension plans were $4,532, $3,429, and $(1,103), respectively.

Pension Plan Benefit Obligations

	Pension benefits
	2020	2019
The aggregate projected benefit obligation and accumulated benefit obligation for all defined benefit pension plans was as follows:
Projected benefit obligation	$6,904	$6,532
Accumulated benefit obligation	6,702	6,324
The aggregate projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets was as follows:
Projected benefit obligation	6,813	6,014
Fair value of plan assets	5,267	4,463
The aggregate accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets was as follows:
Accumulated benefit obligation	6,210	5,873
Fair value of plan assets	4,805	4,463

Components of Net Periodic Benefit Cost

	Pension benefits(1)			Other postretirement benefits(2)
	2020	2019	2018	2020	2019	2018
Service cost	$54	$48	$54	$5	$4	$5
Interest cost(3)	164	221	227	19	36	34
Expected return on plan assets(3)	(292)	(325)	(341)	—	—	—
Recognized net actuarial loss(3)	212	171	198	20	10	13
Amortization of prior service cost (benefit)(3)	—	4	8	(15)	—	—
Settlements(4)	51	73	410	—	8	(56)
Curtailments(5)	9	38	5	(2)	—	(28)
Net periodic benefit cost(6)	$198	$230	$561	$27	$58	$(32)

(1)	In 2020, 2019, and 2018, net periodic benefit cost for U.S pension plans was $154, $155, and $358, respectively.
(2)

In 2020, 2019, and 2018, net periodic benefit cost for other postretirement benefits reflects a reduction of $4, $7 and $8, respectively, related to the recognition of the federal subsidy awarded under Medicare Part D.

(3)	These amounts were reported in Other expenses, net on the accompanying Statement of Consolidated Operations.
(4)

These amounts were reported in Restructuring and other charges, net on the accompanying Statement of Consolidated Operations (see Note D). In 2020, settlements were due to management actions (see Plan Actions above) ($44) and payment of additional lump sum benefits ($7). In 2019, settlements were due to management actions (see Plan Actions above) ($74) and payment of additional lump sum benefits ($7). In 2018, settlements were due to management actions ($341) and payment of lump sum benefits ($13).

(5)

These amounts were reported in Restructuring and other charges, net on the accompanying Statement of Consolidated Operations (see Note D). In 2020, 2019, and 2018, curtailments were due to management actions (see Plan Actions above).

(6)	Amounts attributed to joint venture partners are not included.

Assumptions. Weighted average assumptions used to determine benefit obligations for pension and other postretirement benefit plans were as follows:

December 31,	2020	2019
Discount rate—pension plans	2.41%	3.12%
Discount rate—other postretirement benefit plans	2.41	3.12
Rate of compensation increase—pension plans	1.77	3.25

The yield curve model used to develop the discount rate parallels the plans’ projected cash flows and has a weighted average duration of 11 years. The underlying cash flows of the high-quality corporate bonds included in the model exceed the cash flows needed to satisfy the Company’s plan obligations multiple times. If a deep market of high-quality corporate bonds does not exist in a country, then the yield on government bonds plus a corporate bond yield spread is used.

Weighted average assumptions used to determine net periodic benefit cost for pension and other postretirement benefit plans were as follows:

	2020	2019	2018
Discount rate—pension plans	3.02%	3.89%	3.59%
Discount rate—other postretirement benefit plans	2.84	3.94	3.18
Expected long-term rate of return on plan assets—pension plans	6.28	6.59	6.89
Rate of compensation increase—pension plans	3.25	3.26	3.28

For 2020, 2019, and 2018, the expected long-term rate of return used by management was based on the prevailing and planned strategic asset allocations, as well as estimates of future returns by asset class. For 2021, management anticipates that 5.66% will be the weighted average expected long-term rate of return.

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

Assumed health care cost trend rates for U.S. other postretirement benefit plans were as follows (non-U.S. plans are not material):

	2020	2019	2018
Health care cost trend rate assumed for next year	5.5%	5.5%	5.5%
Rate to which the cost trend rate gradually declines	4.5%	4.5%	4.5%
Year that the rate reaches the rate at which it is assumed to remain	2026	2023	2022

The assumed health care cost trend rate is used to measure the expected cost of gross eligible charges covered by the Company’s other postretirement benefit plans. For 2021, a 5.5% trend rate will be used, reflecting management’s best estimate of the change in future health care costs covered by the plans.

Plan Assets. Alcoa’s pension plan investment policy and weighted average asset allocations at December 31, 2020 and 2019, by asset class, were as follows:

		Plan assets at December 31,
Asset class	Policy range	2020	2019
Equities	0–60%	39%	40%
Fixed income	10–85%	50	49
Other investments	0–35%	11	11
Total		100%	100%

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

The portfolio includes an allocation to investments in long-duration government debt, long-duration corporate credit, real estate, high-yield bonds, emerging market debt, global-listed infrastructure and public and private market equities. The target asset allocation is approximately 30% in equities, approximately 50% in fixed income, and approximately 20% in other investments.

Investment practices comply with the requirements of applicable laws and regulations in the respective jurisdictions, including the Employee Retirement Income Security Act of 1974 (ERISA) in the United States.

The following section describes the valuation methodologies used by the trustees to measure the fair value of pension plan assets. For plan assets measured at net asset value, this refers to the net asset value of the investment on a per share basis (or its equivalent) as a practical expedient. Otherwise, an indication of the level in the fair value hierarchy in which each type of asset is generally classified is provided (see Note P for the definition of fair value and a description of the fair value hierarchy).

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

The following table presents the fair value of pension plan assets classified under either the appropriate level of the fair value hierarchy or net asset value:

December 31, 2020	Level 1	Level 2	Net Asset Value	Total
Equities:
Equity securities	$379	$—	$1,469	$1,848
Long/short equity hedge funds	—	—	5	5
Private equity	—	—	207	207
	$379	$—	$1,681	$2,060
Fixed income:
Intermediate and long-duration government/credit	$925	$794	$619	$2,338
Cash and cash equivalent funds	165	—	189	354
Other	—	2	—	2
	$1,090	$796	$808	$2,694
Other investments:
Real estate	$284	$—	$273	$557
Other	—	—	37	37
	$284	$—	$310	$594
Total(1)	$1,753	$796	$2,799	$5,348
December 31, 2019	Level 1	Level 2	Net Asset Value	Total
Equities:
Equity securities	$612	$—	$1,213	$1,825
Long/short equity hedge funds	—	—	8	8
Private equity	—	—	177	177
	$612	$—	$1,398	$2,010
Fixed income:
Intermediate and long-duration government/credit	$889	$700	$560	$2,149
Cash and cash equivalent funds	23	—	293	316
Other	—	5	—	5
	$912	$705	$853	$2,470
Other investments:
Real estate	$208	$—	$287	$495
Other	—	—	32	32
	$208	$—	$319	$527
Total(2)	$1,732	$705	$2,570	$5,007

(1)

As of December 31, 2020, the total fair value of pension plan assets excludes a net receivable of $8, which represents securities not yet settled plus interest and dividends earned on various investments.

(2)

As of December 31, 2019, the total fair value of pension plan assets excludes a net receivable of $8, which represents securities not yet settled plus interest and dividends earned on various investments.

Funding and Cash Flows. It is Alcoa’s policy to fund amounts for defined benefit pension plans sufficient to meet the minimum requirements set forth in applicable country benefits laws and tax laws, including ERISA for U.S. plans. From time to time, the Company contributes additional amounts as deemed appropriate. In 2020, 2019, and 2018, cash contributions to Alcoa’s defined benefit pension plans were $343, $173, and $992.

Contributions made in 2018 include a combined $725 of unscheduled contributions to several defined benefit pension plans, including a combined $620 to three of the Company’s U.S. defined benefit pension plans and a combined $105 to two of the Company’s Canadian defined benefit pension plans. The additional payments to the U.S. plans were discretionary in nature and were funded with $492 in net proceeds from a May 2018 debt issuance (see Note M) and $128 of available cash on hand. The primary purpose for issuing debt to fund a portion of the discretionary contributions to the U.S. plans was to reduce near-term pension funding risk with a fixed rate, 10-year maturity instrument.

During 2020, the Company initially deferred approximately $200 in pension contributions under provisions in the U.S. Government’s Coronavirus Aid, Relief, and Economic Security (CARES) Act. With ample cash on hand and having achieved its objective to hold cash during uncertain times in 2020, the Company made a $250 pension contribution to its U.S. pension plans in late December to cover both the deferred contributions due on January 4, 2021 and a discretionary prepayment.

Alcoa’s minimum required contribution to defined benefit pension plans in 2021 is estimated to be $255, of which approximately $220 is for U.S. plans. Under ERISA regulations, a plan sponsor that establishes a pre-funding balance by making discretionary contributions to a U.S. defined benefit pension plan may elect to apply all or a portion of this balance toward its minimum required contribution obligations to the related plan in future years. In 2021, management will consider making such election related to the Company’s U.S. plans.

Benefit payments expected to be paid to pension and other postretirement benefit plan participants are as follows:

Year ending December 31,	Pension benefits	Other postretirement benefits
2021	$445	$65
2022	435	65
2023	435	60
2024	430	60
2025	425	55
2026 through 2030	1,980	255
	$4,150	$560

Defined Contribution Plans

The Company sponsors savings and investment plans in several countries, primarily in Australia and the United States. In the United States, employees may contribute a portion of their compensation to the plans, and Alcoa matches a specified percentage of these contributions in equivalent form of the investments elected by the employee. Also, the Company makes contributions to a retirement savings account based on a percentage of eligible compensation for certain U.S. employees hired after March 1, 2006 that are not able to participate in Alcoa’s defined benefit pension plans. The Company’s expenses related to all defined contribution plans were $73 in 2020, $68 in 2019, and $69 in 2018.

Member-funded Pension Plan

Effective July 22, 2019, the Company contributes to a member-funded pension plan sponsored by the United Steelworkers for the employees of Aluminerie de Bécancour Inc. in Canada (see Plan Actions above). Alcoa makes contributions to the plan based on a percentage of the employees’ eligible compensation. The Company’s expenses related to the member-funded pension plan were $10 in 2020 and $4 in 2019.

P. Derivatives and Other Financial Instruments

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

The following tables present the detail for Level 1, 2 and 3 derivatives (see additional Level 3 information in further tables below):

	2020		2019
Balance at December 31,	Assets	Liabilities	Assets	Liabilities
Level 1 and 2 derivative instruments	$21	$7	$3	$33
Level 3 derivative instruments	—	838	74	615
Total	$21	$845	$77	$648
Less: Current	21	103	59	67
Noncurrent	$—	$742	$18	$581

	2020		2019
Year ended December 31,	Unrealized loss recognized in Other comprehensive (loss) income	Realized loss reclassed from Other comprehensive (loss) income to earnings	Unrealized loss recognized in Other comprehensive (loss) income	Realized loss reclassed from Other comprehensive (loss) income to earnings
Level 1 and 2 derivative instruments	$8	$(19)	$(14)	$(26)
Level 3 derivative instruments	(374)	(88)	(385)	42
Noncontrolling and equity interest	21	1	(38)	(38)
Total	$(345)	$(106)	$(437)	$(22)

The 2020 realized loss of $19 on Level 1 and 2 cash flow hedges was comprised of an $9 loss recognized in Sales and a $10 loss recognized in Cost of goods sold. The 2019 realized loss of $26 on Level 1 and 2 cash flow hedges was comprised of an $18 loss recognized in Sales and an $8 loss recognized in Cost of goods sold.

During 2018, Alcoa recognized a realized loss of $14 on Level 1 and 2 cash flow hedges in Sales.

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

Level 3 derivative instruments outstanding as of December 31, 2020 are described in the table below:

Description	Designation	Contract Termination	Unobservable Inputs Impacting Valuation	Sensitivity to Inputs
Power contracts
Embedded derivative that indexes price of power to the LME price of aluminum plus the Midwest premium	Cash flow hedge of forward sales of aluminum	March 2026 December 2029 February 2036	LME price, Midwest premium and MWh per year	Increase in LME price and/or the Midwest premium results in a higher cost of power and a decrease to the derivative asset or increase to the derivative liability
Embedded derivative that indexes price of power to the LME price of aluminum	Cash flow hedge of forward sales of aluminum	September 2027	LME price and MWh per year	Increase in LME price results in a higher cost of power and an increase to the derivative liability
Embedded derivative that indexes the price of power to the credit spread between the Company and the counterparty	Not designated	October 2028	Estimated credit spread	Wider credit spread results in a higher cost of power and increase in the derivative liability

Financial contract
Hedge power prices	Cash flow hedge of future purchases of electricity	July 2021	Power price	Lower power prices result in a lower derivative asset

In addition to the instruments presented above, Alcoa Corporation had a power contract that expired on December 31, 2019 containing an embedded derivative that indexed the price of power to the LME price of aluminum that was designated as a cash flow hedge of forward sales of aluminum.

At December 31, 2020, the outstanding Level 3 instruments are associated with six smelters. At December 31, 2020 and 2019, the power contracts with embedded derivatives designated as cash flow hedges hedge forecasted aluminum sales of 2,130 kmt and 2,347 kmt, respectively. At December 31, 2020 and 2019, the financial contract hedges forecasted electricity purchases of 1,427,184 and 3,891,096 megawatt hours, respectively.

The following table presents quantitative information related to the significant unobservable inputs described above for Level 3 derivative instruments (megawatt hours in MWh):

	December 31, 2020	Unobservable Input	Unobservable Input Range
Liability Derivatives
Power contract	$217	MWh of energy needed	LME (per mt)	2021: $1,979
		to produce the forecasted		2027: $2,288
		mt of aluminum	Electricity	Rate of 4 million MWh per year
Power contracts	597	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2021: $1,979 2029: $2,396 2036: $2,693
			Midwest premium (per pound)	2021: $0.1465 2029: $0.1665 2036: $0.1665
			Electricity	Rate of 17 million MWh per year
Power contract	—	MWh of energy needed to produce the forecasted	LME	2021: $1,979 2021: $1,978
		mt of aluminum	Midwest premium	2021: $0.1465 2021: $0.1665
			Electricity	Rate of 2 million megawatt hours per year
Power contract	23	Estimated spread between the 30-year debt yield of Alcoa and the counterparty	Credit spread	3.55%: 30-year debt yield spread 6.13%: Alcoa (estimated) 2.58%: counterparty
Financial contract	1	Interrelationship of	Electricity (per MWh)	2021: $53.32
		forward energy price and the Consumer Price Index		2021: $33.33
Total Liability Derivatives	$838

The fair values of Level 3 derivative instruments recorded in the accompanying Consolidated Balance Sheet were as follows:

Asset Derivatives	December 31, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Current—financial contract	$—	$57
Noncurrent—financial contract	—	17
Total derivatives designated as hedging instruments	$—	$74
Total Asset Derivatives	$—	$74
Liability Derivatives
Derivatives designated as hedging instruments:
Current—power contracts	$94	$47
Current—financial contract	1	—
Noncurrent—power contracts	720	551
Total derivatives designated as hedging instruments	$815	$598
Derivatives not designated as hedging instruments:
Current—embedded credit derivative	$4	$3
Noncurrent—embedded credit derivative	19	14
Total derivatives not designated as hedging instruments	$23	$17
Total Liability Derivatives	$838	$615

The following table shows the net fair values of the Level 3 derivative instruments at December 31, 2020 and the effect on these amounts of a hypothetical change (increase or decrease of 10%) in the market prices or rates that existed as of December 31, 2020:

	Fair value liability	Index change of + / -10%
Power contracts	$814	$346
Embedded credit derivative	23	2
Financial contract	1	6

The following tables present a reconciliation of activity for Level 3 derivative instruments:

	Assets	Liabilities
2020	Financial contract	Power contracts	Financial contract	Embedded credit derivative
January 1, 2020	$74	$598	$—	$17
Total gains or losses included in:
Sales (realized)	—	(74)	—	—
Cost of goods sold (realized)	14	—	—	—
Other expenses, net (unrealized/realized)	—	—	—	7
Other comprehensive (loss) income (unrealized)	(83)	290	1	—
Other	(5)	—	—	(1)
December 31, 2020	$—	$814	$1	$23
Change in unrealized gains or losses included in earnings for derivative instruments held at December 31, 2020:
Other expenses, net	$—	$—	$—	$11

	Assets		Liabilities
2019	Power contract	Financial contract	Power contracts	Embedded credit derivative
January 1, 2019	$41	$112	$269	$20
Total gains or losses included in:
Sales (realized)	—	—	(44)	—
Cost of goods sold (realized)	—	(86)	—	—
Other expenses, net (unrealized/realized)	—	—	(2)	(2)
Other comprehensive (loss) income (unrealized)	(41)	52	396	—
Other	—	(4)	(21)	(1)
December 31, 2019	$—	$74	$598	$17
Change in unrealized gains or losses included in earnings for derivative instruments held at December 31, 2019:
Other expenses, net	$—	$—	$1	$1

Derivatives Designated As Hedging Instruments—Cash Flow Hedges

Assuming market rates remain constant with the rates at December 31, 2020, a realized loss of $94 related to power contracts and a realized loss of $1 related to the financial contract are expected to be recognized in Sales and Cost of goods sold, respectively, over the next 12 months.

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

Other Financial Instruments. The carrying values and fair values of Alcoa Corporation’s other financial instruments were as follows:

	2020		2019
December 31,	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$1,607	$1,607	$879	$879
Restricted cash	3	3	4	4
Short-term borrowings	77	77	—	—
Long-term debt due within one year	2	2	1	1
Long-term debt, less amount due within one year	2,463	2,692	1,799	1,961

The following methods were used to estimate the fair values of other financial instruments:

Cash and cash equivalents and Restricted cash. The carrying amounts approximate fair value because of the short maturity of the instruments. The fair value amounts for Cash and cash equivalents and Restricted cash were classified in Level 1 of the fair value hierarchy.

Short-term borrowings and Long-term debt, including amounts due within one year. The fair value was based on quoted market prices for public debt and on interest rates that are currently available to Alcoa Corporation for issuance of debt with similar terms and maturities for non-public debt. The fair value amounts for all Short-term borrowings and Long-term debt were classified in Level 2 of the fair value hierarchy.

Q. Income Taxes

Provision for income taxes. The components of Income (loss) before income taxes were as follows:

	2020	2019	2018
Domestic	$(328)	$(1,000)	$(752)
Foreign	501	562	2,377
Total	$173	$(438)	$1,625

Provision for income taxes consisted of the following:

	2020	2019	2018
Current:
Federal	$2	$(4)	$5
Foreign	211	404	757
State and local	—	—	—
	213	400	762
Deferred:
Federal	—	2	(21)
Foreign	(26)	13	(9)
State and local	—	—	—
	(26)	15	(30)
Total	$187	$415	$732

Federal includes U.S. income taxes related to foreign income.

A reconciliation of the U.S. federal statutory rate to Alcoa’s effective tax rate was as follows:

	2020	2019	2018
U.S. federal statutory rate	21.0%	21.0%	21.0%
Changes in valuation allowances	168.3	(70.3)	3.4
Taxes on foreign operations—rate differential	34.5	(19.3)	12.6
Equity income (loss)	2.0	(1.9)	0.3
Noncontrolling interest	1.6	(6.8)	1.0
Non-deductible losses on foreign divestitures	—	(23.1)	—
Tax on foreign operations—other	(0.7)	(2.7)	1.1
Tax holidays	(1.9)	2.0	(3.2)
Adjustment of prior year income taxes	(2.5)	(1.1)	(0.6)
Uncertain tax positions	(21.5)	(0.6)	1.8
Impacts of the TCJA	(88.8)	5.0	9.9
Other	(3.9)	2.9	(2.3)
Effective tax rate	108.1%	(94.9)%	45.0%

In the fourth quarter of 2020, the Supreme Court of Spain ruled in favor of Alcoa regarding the 2006 through 2009 tax year assessment. As a result, the reserve for Uncertain tax positions that was established in 2018 has been released. Refer to the Tax Matters section in Note S for further information.

On December 22, 2017, U.S. tax legislation known as the U.S. Tax Cuts and Jobs Act of 2017 (the TCJA) was enacted. In 2018, management completed its analysis of the impact of the tax law changes, including the introduction of the Global Intangible Low-Taxed Income provisions (GILTI), that became effective January 1, 2018 under the TCJA related to Alcoa’s 2018 Consolidated Financial Statements. The Company made an accounting policy election to include as a period cost the tax impact generated by including GILTI in U.S. taxable income. The inclusion of GILTI in 2018 U.S. taxable income was fully offset by current U.S. tax losses and net operating loss carryforwards as expected. None of the remaining provisions of the TCJA had a material impact on the Company’s 2018 Consolidated Financial Statements.

During 2020, the U.S. Treasury Department finalized regulations implementing the GILTI provisions of the TCJA. Included in these regulations is an exclusion from GILTI for income subject to a high rate of foreign tax, which permits taxpayers to elect to apply the exception to previously filed tax returns. Management intends to file an amended 2018 tax return to make this election. As a result, the Company recorded a tax benefit of ($138) in 2020 to reflect the re-establishment of certain U.S. Federal net operating loss carryforwards and a corresponding tax charge of $138 to record a full valuation allowance against the increased deferred tax asset.

Certain income earned by AWAB is eligible for a tax holiday, which decreases the tax rate on this income from 34% to 15.25%, which will result in future cash tax savings. The holiday related to production at the Alumar refinery will end on December 31, 2027, and the holiday related to the operation of the Juruti (Brazil) bauxite mine will end on December 31, 2026. In addition, deferred tax assets expected to reverse in the holiday period are revalued at the holiday rate. This resulted in a discrete income tax charge of $15 and $7 in 2020 and 2019, respectively, and income tax benefit of $5 in 2018.

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

Deferred income taxes. The components of deferred tax assets and liabilities based on the underlying attributes without regard to jurisdiction were as follows:

	2020		2019
December 31,	Deferred tax assets	Deferred tax liabilities	Deferred tax assets	Deferred tax liabilities
Tax loss carryforwards	$1,668	$—	$1,411	$—
Employee benefits	711	—	698	—
Derivatives and hedging activities	214	—	154	22
Loss provisions	183	—	203	—
Investment basis differences	139	—	164	—
Depreciation	66	434	72	436
Interest	60	2	—	2
Lease assets and liabilities	37	36	41	40
Tax credit carryforwards	27	—	26	—
Deferred income/expense	22	116	11	134
Other	41	2	43	1
	3,168	590	2,823	635
Valuation allowance	(2,127)	—	(1,778)	—
Total	$1,041	$590	$1,045	$635

The following table details the expiration periods of the deferred tax assets presented above:

December 31, 2020	Expires within 10 years	Expires within 11-20 years	No expiration	Other	Total
Tax loss carryforwards	$284	$381	$1,003	$—	$1,668
Tax credit carryforwards	17	10	—	—	27
Other	—	—	220	1,253	1,473
Valuation allowance	(301)	(359)	(822)	(645)	(2,127)
Total	$—	$32	$401	$608	$1,041

Deferred tax assets with no expiration may still have annual limitations on utilization. Other represents deferred tax assets whose expiration is dependent upon the reversal of the underlying temporary difference.

The total deferred tax asset (net of valuation allowance) is supported by projections of future taxable income exclusive of reversing temporary differences and taxable temporary differences that reverse within the carryforward period. The composition of Alcoa’s net deferred tax asset by jurisdiction as of December 31, 2020 was as follows:

	Domestic	Foreign	Total
Deferred tax assets	$1,308	$1,860	$3,168
Valuation allowance	(1,185)	(942)	(2,127)
Deferred tax liabilities	(116)	(474)	(590)
Total	$7	$444	$451

The Company has several income tax filers in various foreign countries. Of the $444 net deferred tax asset included under the Foreign column in the table above, approximately 90% relates to seven of Alcoa’s income tax filers as follows: a $166 net deferred tax asset for Alcoa Alumínio S.A. in Brazil; a $148 net deferred tax asset for Alcoa Canada Company in Canada; a $104 deferred tax asset for Española in Spain; a $80 net deferred tax asset for AWAB in Brazil; a $38 net deferred tax asset for Alcoa Lauralco Management Company in Canada; a $38 net deferred tax asset for Alcoa Wolinbec Company in Canada; and, a $170 net deferred tax liability for AofA in Australia.

The future realization of the net deferred tax asset for each of the Foreign Filers was based on projections of the respective future taxable income (defined as the sum of pretax income, other comprehensive income, and permanent tax differences), exclusive of reversing temporary differences and carryforwards. The realization of the net deferred tax assets of the Foreign Filers is not dependent on any future tax planning strategies. Both Alcoa Canada Company and Alcoa Wolinbec Company are in a three-year cumulative loss position for the period ended December 31, 2020 without a valuation allowance where, in management’s judgment, the weight of the positive evidence more than offsets the negative evidence of the cumulative losses. Upon changes in facts and circumstances, management may conclude that Alcoa Canada Company or Alcoa Wolinbec Company’s deferred tax assets may not be realized, resulting in a future charge to establish a valuation allowance. Management has forecasted taxable income for each of the Foreign Filers for the foreseeable future. This forecast is based on macroeconomic indicators and involves assumptions related to, among others: commodity prices; volume levels; and key inputs and raw materials, such as bauxite, alumina, caustic soda, calcined petroleum coke, liquid pitch, energy, labor, and transportation costs. These are the same assumptions utilized by management to develop the financial and operating plan that is used to manage the Company and measure performance against actual results.

The majority of the Alcoa Canada Company and a portion of the Alcoa Wolinbec Company net deferred tax assets relate to pension obligations and derivatives. The majority of the other Foreign Filers’ and the remaining portion of Alcoa Canada Company’s and Alcoa Wolinbec Company’s net deferred tax assets relate to tax loss carryforwards. The Foreign Filers do not have a history of tax loss carryforwards expiring unused. Additionally, tax loss carryforwards have an infinite life under the respective income tax codes in Brazil and Spain. However, utilization of an existing tax loss carryforward is limited to 30% and 25% of taxable income in a particular year in Brazil and Spain, respectively.

Accordingly, management concluded that the net deferred tax assets of the Foreign Filers will more likely than not be realized in future periods, resulting in no need for a partial or full valuation allowance as of December 31, 2020.

The following table details the changes in the valuation allowance:

December 31,	2020	2019	2018
Balance at beginning of year	$(1,778)	$(1,684)	$(1,927)
Establishment of new allowances(1)	—	—	(86)
Net change to existing allowances(2)	(315)	(101)	312
Foreign currency translation	(34)	7	17
Balance at end of year	$(2,127)	$(1,778)	$(1,684)
(1)	This line item reflects valuation allowances initially established as a result of a change in management’s judgment regarding the realizability of deferred tax assets.
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

In 2018, Alcoa immediately established a full valuation allowance of $86 related to an initial deferred tax asset associated with the Company’s equity interest in ElysisTM (see Note H). At inception, the Company contributed certain intellectual property and patents and made an initial cash investment of $5 to ElysisTM. This deferred tax asset relates to an outside basis difference created by the excess of the tax basis (i.e. fair value) of these assets over the carrying value of the investment in ElysisTM recorded by the Company. Since 2018, the gross outside basis difference has decreased by $102 due to tax depreciation based on the fair value of the contributed assets at inception. The resulting valuation allowance related to the Company’s equity interest in ElysisTM is $58 at December 31, 2020. The initial purpose of ElysisTM is to advance development of aluminum smelter technology with the ultimate goal of commercialization. After weighing all available positive and negative evidence, management determined it is not more likely than not that the Company will realize the tax benefit of this deferred tax asset. This conclusion was based on the fact that ElysisTM is expected to generate losses for the foreseeable future as ElysisTM incurs expenses during the development stage without a committed future revenue stream. The need for this valuation allowance will be assessed on a continuous basis in future periods and, as a result, a portion or all of the allowance may be reversed based on changes in facts and circumstances.

Undistributed net earnings. The cumulative amount of Alcoa’s foreign undistributed net earnings deemed to be permanently reinvested was approximately $1,915 as of December 31, 2020. Alcoa Corporation has several commitments and obligations related to the Company’s operations in various foreign jurisdictions; therefore, management has no plans to distribute such earnings in the foreseeable future. Alcoa Corporation continuously evaluates its local and global cash needs for future business operations and anticipated debt facilities, which may influence future repatriation decisions. It is not practicable to estimate the tax liability that might be incurred if such earnings were remitted to the U.S.

Unrecognized tax benefits. Alcoa and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various foreign and U.S. state jurisdictions. With few exceptions, the Company is not subject to income tax examinations by tax authorities for years prior to 2014. For U.S. federal income tax purposes, virtually all of the Company’s U.S. operations were included in the income tax filings of ParentCo’s U.S. consolidated tax group prior to the Separation Date. Since that time, the Company’s U.S. consolidated tax group, comprised of the referenced U.S. operations, has filed U.S. federal income tax returns for the two-month 2016 post-separation period as well as tax years 2017, 2018, and 2019. Tax years 2017 and 2018 are currently under examination by the Internal Revenue Service. The U.S. federal income tax filings of ParentCo’s U.S. consolidated tax group have been examined for all prior periods through the Separation Date. Foreign jurisdiction tax authorities are in the process of examining income tax returns of several of Alcoa’s subsidiaries for various tax years. Excluding the Australia tax matter discussed in Note S, the period under foreign examination includes the income tax years from 2006 through 2019. For U.S. state income tax purposes, the Company and its subsidiaries remain subject to income tax examinations for the 2015 tax year and forward (as of December 31, 2020, there were two active limited scope examinations).

In the third quarter of 2020, AofA paid approximately $74 (A$107) to the ATO related to the tax dispute described in Note S. Upon payment, AofA recorded a noncurrent tax assessment deposit, as the Company continues to believe it is more likely than not that AofA’s tax position will be sustained and therefore is not recognizing any tax expense in relation to this matter. In accordance with Australian tax laws, the initial interest assessment and additional interest are deductible against AofA’s 2020 taxable income resulting in $169 (A$219) lower cash tax payments in the second half of 2020. Interest compounded in future years is also deductible against AofA’s income in the respective periods. If AofA is ultimately successful, the interest deduction would become taxable as income in the year the dispute is resolved. In addition, should the ATO decide in the interim to reduce any interest already assessed, the reduction would be taxable as income at that point in time. During 2020, AofA continued to record its tax provision and tax liability without effect of the ATO assessment, since it expects to prevail. The 2020 tax payable remains on AofA’s balance sheet as a noncurrent accrued tax liability and will be increased by the tax effect of subsequent periods’ interest deductions, until dispute resolution, which is expected to take several years. At December 31, 2020, the noncurrent accrued tax liability resulting from the cumulative interest deductions was approximately $169 (A$219).

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) was as follows:

December 31,	2020	2019	2018
Balance at beginning of year	$29	$30	$10
Additions for tax positions of the current year	—	—	1
Additions for tax positions of prior years	—	—	20
Reductions for tax positions of prior years	(26)	—	—
Foreign currency translation	1	(1)	(1)
Balance at end of year	$4	$29	$30

For all periods presented, a portion of the balance at end of year pertains to state tax liabilities, which are presented before any offset for federal tax benefits. The effect of unrecognized tax benefits, if recorded, that would impact the annual effective tax rate for 2020, 2019, and 2018 would be 3%, (7)%, and 2%, respectively, of pretax book (loss) income. In 2018, the Company recorded a charge of $30 (€26), including $10 (€9) for interest, in Provision for income taxes on the accompanying Statement of Consolidated Operations to establish a liability for its 49% share of the estimated loss on a disputed income tax matter (see Spain in the Tax section of Note S). In 2020, the Company received a favorable final ruling in the Supreme Court of Spain on the Spain tax matter and recorded income of $32 (€26) from the reversal of the 2018 entry and the interest expense accrued through 2019. This change is reflected in the above table as Reductions for tax positions of prior years in the amount of $21 (€17), which is exclusive of interest previously charged to expense. The remainder of the change in Reductions for tax positions of prior years is primarily related to changes in Brazil income tax positions. Alcoa does not anticipate that changes in its unrecognized tax benefits will have a material impact on the Statement of Consolidated Operations during 2021.

It is the Company’s policy to recognize interest and penalties related to income taxes as a component of the Provision for income taxes on the accompanying Statement of Consolidated Operations. In 2020, 2019, and 2018 Alcoa recognized $0, $2, and $10, respectively, in interest and penalties. Due to the expiration of the statute of limitations, settlements with tax authorities, and refunded overpayments, the Company also recognized interest income of $13, $1, and $1 in 2020, 2019, and 2018, respectively. As of December 31, 2020, and 2019, the amount accrued for the payment of interest and penalties was $2 and $14, respectively.

R. Asset Retirement Obligations

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

The following table details the carrying value of recorded AROs by major category, of which $128 and $111 was classified as a current liability as of December 31, 2020 and 2019, respectively:

December 31,	2020	2019
Mine reclamation	$264	$205
Closure of bauxite residue areas	278	282
Spent pot lining disposal	108	106
Demolition	72	85
Landfill closure	31	39
Balance at end of year	$753	$717

The following table details the changes in the total carrying value of recorded AROs:

December 31,	2020	2019
Balance at beginning of year	$717	$651
Accretion expense	21	22
Liabilities incurred	107	148
Payments	(93)	(90)
Reversals of previously recorded liabilities	(17)	(12)
Foreign currency translation and other	18	(2)
Balance at end of year	$753	$717

In 2020, Reversals of previously recorded liabilities were primarily related to the sale of Gum Springs (see Note U) and completion of demolition projects at numerous sites. In 2019, Reversals of previously recorded liabilities were primarily related to the divestiture of the Avilés and La Coruña (Spain) facilities (see Note D).

Liabilities incurred in 2020 include accruals for new mine areas opened during the year, higher estimated mine reclamation costs, accruals for bauxite residue areas opened during the year, and accruals related to spent pot lining treatment and disposals. The additional accruals were primarily recorded with corresponding capitalized asset retirement costs (see Note B) except for $2 which was recorded to Restructuring and other charges, net on the accompanying Statement of Consolidated Operations (see Note D). Liabilities incurred in 2019 includes $72 related to the closure of the Point Comfort alumina refinery that was recorded in Restructuring and other charges, net on the accompanying Statement of Consolidated Operations (see Note D).

S. Contingencies and Commitments

Unless specifically described to the contrary, all matters within Note S are the full responsibility of Alcoa Corporation pursuant to the Separation and Distribution Agreement. Additionally, the Separation and Distribution Agreement provides for cross-indemnities between the Company and ParentCo for claims subject to indemnification.

Contingencies

Environmental Matters

Alcoa Corporation participates in environmental assessments and cleanups at several locations. These include currently or previously owned or operated facilities and adjoining properties, and waste sites, including Superfund (Comprehensive Environmental Response, Compensation and Liability Act (CERCLA)) sites.

The following table details the changes in the carrying value of recorded environmental remediation reserves:

Balance at December 31, 2017	$294
Liabilities incurred	19
Cash payments	(25)
Reversals of previously recorded liabilities	(3)
Foreign currency translation and other	(5)
Balance at December 31, 2018	280
Liabilities incurred	73
Cash payments	(17)
Reversals of previously recorded liabilities	(1)
Balance at December 31, 2019	335
Liabilities incurred	7
Cash payments	(19)
Foreign currency translation and other	(1)
Balance at December 31, 2020	$322

At December 31, 2020 and 2019, the current portion of the remediation reserve balance was $29 and $39, respectively.

In 2020, the Company incurred liabilities of $7 which were primarily related to ongoing remediation work at various sites. The additional accruals were recorded to Cost of goods sold except for $1 which was recorded to Restructuring and other charges, net on the accompanying Statement of Consolidated Operations (see Note D).

In 2019, the Company incurred liabilities of $73 which were primarily related to the closure of the Point Comfort alumina refinery and recorded in Restructuring and other charges, net on the accompanying Statement of Consolidated Operations (see Note D). The remaining amount was recorded to Cost of goods sold.

In 2018, changes to the liability were the result of ongoing remediation work at various sites. The additional accruals were recorded to Cost of goods sold except for $2 that was recorded to Restructuring and other charges, net on the accompanying Statement of Consolidated Operations (see Note D).

The estimated timing of cash outflows on the environmental remediation reserve at December 31, 2020 is as follows:

2021	$29
2022 - 2026	142
Thereafter	151
Total	$322

The Separation and Distribution Agreement includes provisions for the assignment or allocation of environmental liabilities between Alcoa Corporation and ParentCo. In general, the respective parties are responsible for the environmental matters associated with their operations and the properties assigned to each, as well as certain environmental matters with a shared responsibility between the two companies.

Reserve balances at December 31, 2020 and 2019, associated with significant sites with active remediation underway or for future remediation were $259 and $274, respectively. In management’s judgment, the Company’s reserves are sufficient to satisfy the provisions of the respective action plans. The Company’s significant sites include:

Poços de Caldas, Brazil—The reserve associated with the 2015 closure of the Alcoa Alumínio S.A. smelter in Poços de Caldas, Brazil, is for remediation of historic spent potlining storage and disposal areas. The final remediation plan is currently under review; such review could require the reserve balance to be adjusted.

Fusina and Portovesme, Italy—Alcoa Corporation’s subsidiary Alcoa Trasformazioni S.r.l. has remediation projects underway for its closed smelter sites at Fusina and Portovesme which have been approved by the Italian Ministry of Environment and Protection of Land and Sea (MOE). Work is ongoing for soil remediation at the Fusina site with expected completion in 2022 and at the Portovesme site with expected completion in the first half of 2021. Additionally, annual payments are made to MOE over a 10-year period through 2022 for groundwater emergency containment and natural resource damages at the Fusina site. A groundwater remediation project at Portovesme had a final remedial design completed in 2020 and is awaiting approval from the MOE.

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

Longview, Washington—In connection with a 2018 Consent Decree and Cleanup Action Plan with the State of Washington Department of Ecology, the Company’s subsidiary, Northwest Alloys as landowner, accepted certain responsibilities for future remediation of contaminated soil and sediments at the site located near Longview, Washington. In December 2020, the lessee of the land, who is a partner in the remediation of the site, filed for bankruptcy. As of December 31, 2020, the reserve related to the site is deemed to be sufficient.

Other Sites—The Company is in the process of decommissioning various other plants and remediating sites in several countries for potential redevelopment or to return the land to a natural state. In aggregate, there are approximately 35 remediation projects at these other sites that are planned or underway. These activities will be completed at various times in the future with the latest expected to be in 2026, after which ongoing monitoring and other activities may be required. At December 31, 2020 and 2019, the reserve balance associated with these activities was $63 and $61, respectively.

Tax Matters

Spain— In July 2013, following a corporate income tax audit covering the 2006 through 2009 tax years, an assessment was received from Spain’s tax authorities disallowing certain interest deductions claimed by ParentCo’s Spanish consolidated tax group. Through various stages of subsequent appeal, denial and re-assessment through the third quarter of 2018, Alcoa Corporation management came to believe that it was no longer more likely than not (greater than 50%) to prevail in this matter. Accordingly, in the third quarter of 2018, Alcoa Corporation recorded a charge of $30 (€26) in Provision for income taxes to establish a liability for its portion of the estimated loss in this matter, representing management’s best estimate at the time.

On November 8, 2018, Alcoa filed a petition for appeal to the Supreme Court of Spain. During the fourth quarter of 2020, the Supreme Court of Spain met and ruled in favor of Alcoa on the 2006 through 2009 tax year assessment. The ruling is final and cannot be further appealed. As a result of the final ruling, Alcoa reversed the $32 (€26) reserve that was established in 2018 and the matter is now considered closed. Additionally, a lien secured with the San Ciprián smelter to Spain’s tax authorities that was provided in relation to this matter has been authorized for release.

Brazil (AWAB)— In March 2013, AWAB was notified by the Brazilian Federal Revenue Office (RFB) that approximately $110 (R$220) of value added tax credits previously claimed are being disallowed and a penalty of 50% assessed. Of this amount, AWAB received $41 (R$82) in cash in May 2012. The value-added tax credits were claimed by AWAB for both fixed assets and export sales related to the Juruti bauxite mine and São Luís refinery expansion. The RFB has disallowed credits they allege belong to the consortium in which AWAB owns an interest and should not have been claimed by AWAB. Credits have also been disallowed as a result of challenges to apportionment methods used, questions about the use of the credits, and an alleged lack of documented proof. AWAB presented defense of its claim to the RFB on April 8, 2013. If AWAB is successful in this administrative process, the RFB would have no further recourse. If unsuccessful in this process, AWAB has the option to litigate at a judicial level. Separately from AWAB’s administrative appeal, in June 2015, new tax law was enacted repealing the provisions in the tax code that were the basis for the RFB assessing a 50% penalty in this matter. As such, the estimated range of reasonably possible loss for these matters is $0 to $42 (R$220). It is management’s opinion that the allegations have no basis; however, at this time, the Company is unable to reasonably predict an outcome for this matter.

Australia (AofA)— In December 2019, AofA received a statement of audit position (SOAP) from the Australian Taxation Office (ATO) related to the pricing of certain historic third-party alumina sales. The SOAP proposed adjustments that would result in additional income tax payable by AofA. During 2020, the SOAP was the subject of an independent review process within the ATO. At the conclusion of this process, the ATO determined to continue with the proposed adjustments and issued

Notices of Assessment (the Notices) that were received by AofA on July 7, 2020. The Notices asserted claims for income tax payable by AofA of approximately $165 (A$214). The Notices also include claims for compounded interest on the tax amount totaling approximately $544 (A$707).

On September 17, 2020, the ATO issued a position paper with its preliminary view on the imposition of administrative penalties related to the tax assessment issued to AofA. This paper proposed penalties of approximately $99 (A$128). AofA disagrees with the ATO’s proposed position on penalties and submitted a response to the position paper in the fourth quarter of 2020. After reviewing AofA’s response, the ATO could issue a penalty assessment.

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

In accordance with the ATO’s dispute resolution practices, AofA paid 50% of the assessed income tax amount exclusive of interest and any penalties, or approximately $74 (A$107), during the third quarter 2020, and the ATO is not expected to seek further payment prior to final resolution of the matter. If AofA is ultimately successful, any amounts paid to the ATO as part of the 50% payment would be refunded. AofA funded the payment with cash on hand and recorded the payment within Other noncurrent assets as a tax assessment deposit; the related December 31, 2020 balance is $82 (A$107).

Further interest on the unpaid tax and interest amounts will continue to accrue during the dispute. The initial interest assessment and the additional interest accrued are deductible against taxable income by AofA but would be taxable as income in the year the dispute is resolved if AofA is ultimately successful. AofA applied this deduction beginning in the third quarter of 2020 and has reduced the current year cash tax payments by approximately $169 (A$219). This amount has been reflected within Other noncurrent liabilities and deferred credits as a noncurrent accrued tax liability as of December 31, 2020 (see Note U).

The Company continues to believe it is more likely than not that AofA’s tax position will be sustained and therefore is not recognizing any tax expense in relation to this matter. However, because the ultimate resolution of this matter is uncertain at this time, the Company cannot predict the potential loss or range of loss associated with the outcome, which may materially affect its results of operations and financial condition. References to any assessed U.S. dollar amounts presented in connection with this matter have been converted into U.S. dollars from Australian dollars based on the exchange rate in effect as of December 31, 2020.

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

Commitments

Purchase Obligations. Alcoa Corporation is party to unconditional purchase obligations for energy that expire between 2028 and 2036. Commitments related to these contracts total $53 in 2021, $113 in 2022, $115 in 2023, $117 in 2024, $118 in 2025, and $948 thereafter. Expenditures under these contracts totaled $79 in 2020, $146 in 2019, and $169 in 2018. Additionally, the Company has entered into other purchase commitments for energy, raw materials, and other goods and services, which total $2,279 in 2021 $1,818 in 2022, $1,576 in 2023, $1,456 in 2024, $1,447 in 2025, and $9,935 thereafter.

AofA has a gas supply agreement to power its three alumina refineries in Western Australia which began in July 2020 for a 12-year period. The terms of this agreement required AofA to make a prepayment of $500 in two installments, the first of which was made in June 2015 for $300. The second installment of $200 was made in April 2016. At December 31, 2020, Alcoa Corporation had a total asset of $481 (A$625) which was included in Prepaid expenses and other current assets ($42) and Other noncurrent assets ($439) (see Note U) on the accompanying Consolidated Balance Sheet related to these prepayments. At December 31, 2019, Alcoa Corporation had a total asset of $458 (A$654) which was included in Prepaid expenses and other current assets ($21) and Other noncurrent assets ($437) (see Note U) on the accompanying Consolidated Balance Sheet.

Guarantees of Third Parties. As of December 31, 2020 and 2019, the Company had no outstanding potential future payments for guarantees issued on behalf of a third party. During 2019, Alcoa Corporation divested its interest in MRC, dissolving the previous guarantee related to project financing for the rolling mill in Saudi Arabia.

Bank Guarantees and Letters of Credit. Alcoa Corporation has outstanding bank guarantees and letters of credit related to, among others, energy contracts, environmental obligations, legal and tax matters, outstanding debt, leasing obligations, workers compensation, and customs duties. The total amount committed under these instruments, which automatically renew or expire at various dates between 2021 and 2023, was $320 (includes $110 issued under a standby letter of credit agreement —see below) at December 31, 2020. Additionally, ParentCo has outstanding bank guarantees and letters of credit related to the Company in the amount of $20 at December 31, 2020. In the event ParentCo would be required to perform under any of these instruments, ParentCo would be indemnified by Alcoa Corporation in accordance with the Separation and Distribution Agreement. Likewise, the Company has outstanding bank guarantees and letters of credit related to ParentCo in the amount of $11 at December 31, 2020. In the event Alcoa Corporation would be required to perform under any of these instruments, the Company would be indemnified by ParentCo in accordance with the Separation and Distribution Agreement.

In August 2017, Alcoa Corporation entered into a standby letter of credit agreement, which expires on May 3, 2021 (extended originally in August 2018 and again in May 2019), with three financial institutions. The agreement provides for a $150 facility, which will be used by the Company for matters in the ordinary course of business. Alcoa Corporation’s obligations under this facility will be secured in the same manner as obligations under the Company’s Revolving Credit Facility. Additionally, this facility contains similar representations and warranties and affirmative, negative, and financial covenants as the Company’s Revolving Credit Facility (see Note M). As of December 31, 2020, letters of credit aggregating $110 were issued under this facility.

Surety Bonds. Alcoa Corporation has outstanding surety bonds primarily related to tax matters, contract performance, workers compensation, environmental-related matters, and customs duties. The total amount committed under these bonds, which automatically renew or expire at various dates, mostly in 2021, was $122 at December 31, 2020. Additionally, ParentCo has outstanding surety bonds related to the Company in the amount of $15 at December 31, 2020. In the event ParentCo would be required to perform under any of these instruments, ParentCo would be indemnified by Alcoa Corporation in accordance with the Separation and Distribution Agreement. Likewise, the Company has outstanding surety bonds related to ParentCo in the amount of $3 at December 31, 2020. In the event Alcoa Corporation would be required to perform under any of these instruments, the Company would be indemnified by ParentCo in accordance with the Separation and Distribution Agreement.

T. Leasing

Alcoa records a right-of-use asset and lease liability for several types of operating leases, including land and buildings, alumina refinery process control technology, plant equipment, vehicles, and computer equipment. These amounts are equivalent to the aggregate future lease payments on a discounted basis. The leases have remaining terms of one to 37 years. The discount rate applied to these leases is the Company’s incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments, unless there is a rate implicit in the lease agreement. The Company does not have material financing leases.

Lease expense and operating cash flows include:

	2020	2019
Costs from operating leases	$74	$78
Variable lease payments	$11	$16
Short-term rental expense	$3	$6

Right-of-use assets totaling $6 were impaired in 2019 in conjunction with the permanent closure of the Point Comfort (Texas) alumina refinery (see Note D).

The weighted average lease term and weighted average discount rate were as follows:

December 31,	2020	2019
Weighted average lease term for operating leases (years)	4.4	4.6
Weighted average discount rate for operating leases	5.2%	5.4%

The following represents the aggregate right-of-use assets and related lease obligations recognized in the Consolidated Balance Sheet:

December 31,	2020	2019
Properties, plants, and equipment, net	$137	$154
Other current liabilities	60	61
Other noncurrent liabilities and deferred credits	82	100
Total operating lease liabilities	142	161

Right-of-use assets and lease liabilities related to the Warrick Rolling Mill have been excluded from the December 31, 2020 balances in the above table due to the announced sale of the rolling mill and have been reclassified to Assets held for sale (see Note C).

New leases of $54 and $30 were added during the years ended December 31, 2020 and 2019, respectively.

The future cash flows related to the operating lease obligations as of December 31, 2020 were as follows:

Year Ending December 31,
2021	$68
2022	33
2023	21
2024	13
2025	8
Thereafter	22
Total lease payments (undiscounted)	165
Less: discount to net present value	(23)
Total	$142

U. Other Financial Information

Interest Cost Components

	2020	2019	2018
Amount charged to expense	$146	$121	$122
Amount capitalized	9	13	14
	$155	$134	$136

Other Expenses, Net

	2020	2019	2018
Equity loss	$46	$49	$17
Foreign currency losses (gains), net	20	16	(57)
Net gain from asset sales	(173)	(3)	—
Net loss (gain) on mark-to-market derivative instruments (P)	11	(1)	(25)
Non-service costs – pension and OPEB (O)	108	117	139
Other, net	(4)	(16)	(10)
	$8	$162	$64

In 2020, Net gain from asset sales included a $181 gain related to the sale of EES (see Note C).

Other Noncurrent Assets

December 31,	2020	2019
Gas supply prepayment (S)	$439	$437
Prepaid gas transmission contract	315	281
Goodwill (L)	145	150
Deferred mining costs, net	136	124
Value-added tax credits	134	179
Tax assessment deposit (S)	82	—
Intangibles, net (L)	45	52
Prepaid pension benefit (O)	—	33
Other	148	156
	$1,444	$1,412

As part of a previous sale transaction of an equity investment, Alcoa maintained access to approximately 30% of the Dampier to Bunbury Natural Gas Pipeline transmission capacity in Western Australia for gas supply to three alumina refineries. At December 31, 2020 and 2019, AofA had an asset of $315 and $281, respectively, representing prepayments made under the agreement for future gas transmission services.

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

Other Noncurrent Liabilities and Deferred Credits

December 31,	2020	2019
Noncurrent accrued tax liability (S)	$169	$—
Accrued compensation and retirement costs	116	110
Operating lease obligations (T)	82	100
Deferred energy credits	56	50
Deferred alumina sales revenue	45	52
Other	47	58
	$515	$370

Other noncurrent liabilities related to the Warrick Rolling Mill have been excluded from the December 31, 2020 balances in the above table due to the announced sale of the rolling mill and have been reclassified to Liabilities held for sale (see Note C).

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

Cash and Cash Equivalents and Restricted Cash

December 31,	2020	2019
Cash and cash equivalents	$1,607	$879
Restricted cash	3	4
	$1,610	$883

Restricted cash amounts are reported in Prepaid expenses and other current assets on the accompanying Consolidated Balance Sheet.

Cash Flow Information

Cash paid for interest and income taxes was as follows:

	2020	2019	2018
Interest, net of amount capitalized	$135	$113	$111
Income taxes, net of amount refunded	183	732	507

Item 8A. Supplemental Financial Information (unaudited)

Quarterly Data

(in millions, except per-share amounts)

	First	Second	Third	Fourth	Year
2020
Sales	$2,381	$2,148	$2,365	$2,392	$9,286
Net income (loss)	$139	$(150)	$(20)	$17	$(14)
Net income (loss) attributable to Alcoa Corporation	$80	$(197)	$(49)	$(4)	$(170)
Earnings per share attributable to Alcoa Corporation common shareholders(1):
Basic	$0.43	$(1.06)	$(0.26)	$(0.02)	$(0.91)
Diluted	$0.43	$(1.06)	$(0.26)	$(0.02)	$(0.91)
2019
Sales	$2,719	$2,711	$2,567	$2,436	$10,433
Net loss	$(58)	$(293)	$(147)	$(355)	$(853)
Net loss attributable to Alcoa Corporation	$(199)	$(402)	$(221)	$(303)	$(1,125)
Earnings per share attributable to Alcoa Corporation common shareholders(1):
Basic	$(1.07)	$(2.17)	$(1.19)	$(1.63)	$(6.07)
Diluted	$(1.07)	$(2.17)	$(1.19)	$(1.63)	$(6.07)

(1)	Per share amounts are calculated independently for each period presented; therefore, the sum of the quarterly per share amounts may not equal the per share amounts for the year.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Alcoa Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the U.S. Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective as of December 31, 2020.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is included in Part II Item 8 of this Form 10-K.

(c) Attestation Report of the Registered Public Accounting Firm

The effectiveness of Alcoa Corporation’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II Item 8 of this Form 10-K.

(d) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K regarding executive officers is set forth in Part I Item 1 of this Form 10-K under the caption Information about our Executive Officers. The information required by Item 401 of Regulation S-K regarding directors is contained under the caption “Item 1 Election of Directors” of Alcoa Corporation’s Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (Proxy Statement), which will be filed with the SEC within 120 days of the end of Alcoa Corporation’s fiscal year ended December 31, 2020 and is incorporated herein by reference.

The Company’s Code of Conduct, which incorporates a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, is publicly available on the Company’s website at www.alcoa.com under the section “Investors—Governance—Governance Documents—Code of Conduct.” Alcoa Corporation will post any amendments to, or waivers of, its Code of Conduct that apply to its principal executive officer, principal financial officer, principal accounting officer or controller on its website.

The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is included under the captions “Item 1 Election of Directors—Nominating Board Candidates—Procedures and Director Qualifications,” “Corporate Governance—Board Information—Board Meetings and Attendance” and “Corporate Governance—Board Information—Committees of the Board” of the Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K is contained under the captions “Item 1 Election of Directors—Non-Employee Director Compensation Program,” “Executive Compensation” (excluding the information under the caption “—Compensation Committee Report”), and “Corporate Governance—Board Information—The Board’s Role in Risk Oversight” of the Proxy Statement. Such information is incorporated herein by reference.

The information required by Items 407(e)(4) and (e)(5) of Regulation S-K is contained under the captions “Corporate Governance—Compensation Matters—Compensation Committee Interlocks and Insider Participation” and “Executive Compensation—Compensation Committee Report,” respectively, of the Proxy Statement. Such information (other than the Compensation Committee Report, which shall not be deemed to be filed) is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) of Regulation S-K is contained under the caption “Equity Compensation Plan Information” of the Proxy Statement and is incorporated herein by reference.

The information required by Item 403 of Regulation S-K is contained under the caption “Beneficial Ownership” of the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 of Regulation S-K is contained under the caption “Corporate Governance —Related Person Transactions” of the Proxy Statement and is incorporated herein by reference.

The information required by Item 407(a) of Regulation S-K is contained under the caption “Corporate Governance—Board Information” of the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by Item 9(e) of Schedule 14A is contained under the caption “Item 2 Ratification of the Appointment of Independent Auditor—Audit Committee Pre-Approval Policy” and “Item 2 Ratification of the Appointment of Independent Auditor—Auditor Fees” of the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.  Exhibit and Financial Statement Schedules.

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

3.2

Amended and Restated Bylaws of Alcoa Corporation, as adopted on December 6, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 8, 2017 (File No. 1-37816))

4.1

Indenture, dated September 27, 2016, among Alcoa Nederland Holding B.V., Alcoa Upstream Corporation and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 10.19 to Amendment No.  4 to the Company’s Registration Statement on Form 10 filed September 29, 2016 (File No. 1-37816))

4.2

Supplemental Indenture, dated as of November 1, 2016, among the entities listed in Annex A thereto, subsidiaries of Alcoa Corporation, Alcoa Corporation, Alcoa Nederland Holding B.V. and The Bank Of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed November 4, 2016 (File No. 1-37816))

4.3

Second Supplemental Indenture, dated as of December 9, 2019, among Alcoa Corporation, Alcoa Treasury S.à r.l, Alcoa Nederland Holding B.V., and The Bank of New York Mellon Trust Company, N.A. under the Indenture dated September 27, 2016 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed February 21, 2020 (File No. 1-137816)

4.4

Indenture, dated May 17, 2018, among Alcoa Nederland Holding B.V., Alcoa Corporation, certain subsidiaries of Alcoa Corporation, and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 17, 2018 (File No. 1-37816))

4.5

Supplemental Indenture, dated as of December 9, 2019, among Alcoa Corporation, Alcoa Treasury S.à r.l, Alcoa Nederland Holding B.V., and The Bank of New York Mellon Trust Company, N.A. under the Indenture dated May 17, 2018 (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed February 21, 2020 (File No. 1-137816))

4.6

Indenture, dated July 13, 2020, among Alcoa Nederland Holding B.V., Alcoa Corporation, certain subsidiaries of Alcoa Corporation, and The Bank of New York Mellon Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 13, 2020 (File No. 1-37816))

4.7	Description of Securities (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed February 21, 2020 (File No. 1-137816))

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
10.4

Arconic Inc. to Alcoa Corporation Patent, Know-How, and Trade Secret License Agreement, dated as of October 31, 2016, by and between Arconic Inc. and Alcoa USA Corp. (incorporated by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K filed November 4, 2016 (File No. 1-37816))

10.5

Amended and Restated Alcoa Corporation to Arconic Inc. Trademark License Agreement, dated as of June 25, 2017, by and between Alcoa USA Corp. and Arconic Inc. (incorporated by reference to Exhibit 2 to the Company’s Quarterly Report on Form 10-Q filed August 3, 2017 (File No. 1-37816))

10.6

Second Amendment and Restatement Agreement, dated as of November 21, 2018, which includes, as Exhibit A thereto, the Revolving Credit Agreement, dated as of September 16, 2016, as amended as of October 26, 2016, as amended and restated as of November 14, 2017, among Alcoa Corporation, Alcoa Nederland Holding B.V., the lenders and issuers from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders and issuers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 26, 2018 (File No. 1-37816))

10.7

Amendment No. 1 dated as of August 16, 2019 to the Revolving Credit Agreement dated as of September 16, 2016, as amended as of October 26, 2016, as amended and restated as of November 14, 2017 and as amended and restated as of November 21, 2018, among Alcoa Corporation, Alcoa Nederland Holding B.V., the lenders and issuers from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders and issuers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed October 31, 2019 (File No. 1-37816))

10.8

Amendment No. 2 dated as of April 21, 2020 to the Revolving Credit Agreement dated as of September 16, 2016, as amended as of October 26, 2016, as amended and restated as of November 14, 2017 and as amended and restated as of November 21, 2018 and as amended on August 16, 2019, among Alcoa Corporation, Alcoa Nederland Holding B.V., the lenders and issuers from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders and issuers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed April 29, 2020 (File No. 1-37816))

10.9

Amendment No. 3 dated as of June 24, 2020 to the Revolving Credit Agreement dated as of September 16, 2016, as amended as of October 26, 2016, as amended and restated as of November 14, 2017 and as amended and restated as of November 21, 2018, as amended on August 16, 2019, and as amended on April 21, 2020, among Alcoa Corporation, Alcoa Nederland Holding B.V., the lenders and issuers from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders and issuers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 25, 2020 (File No. 1-37816))

10.10

Amended and Restated Charter of the Strategic Council for the AWAC Joint Venture (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 4, 2016 (File No. 1-37816))

10.11

Side Letter of November 1, 2016, between Alcoa Corporation and Alumina Limited clarifying transfer restrictions (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 4, 2016 (File No. 1-37816))

10.12

Third Amended and Restated Limited Liability Company Agreement of Alcoa World Alumina LLC, dated as of November 1, 2016, by and among Alcoa USA Corp., ASC Alumina, Alumina International Holdings Pty Ltd, Alumina (USA) Inc., Reynolds Metals Company, LLC and Reynolds Metals Exploration, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 4, 2016 (File No. 1-37816))

10.13

Shareholders’ Agreement between Alcoa of Australia Limited, Alcoa Australian Pty Ltd and Alumina Limited, originally dated as of May 10, 1996 (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed September 1, 2016 (File No. 1-37816))

10.14	Kwinana State Agreement of 1961 (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed September 1, 2016 (File No. 1-37816))

10.15	Pinjarra State Agreement of 1969 (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed September 1, 2016 (File No. 1-37816))

10.16	Wagerup State Agreement of 1978 (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed September 1, 2016 (File No. 1-37816))

10.17	Alumina Refinery Agreement of 1987 (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed September 1, 2016 (File No. 1-37816))

Exhibit No.	Description of Exhibit
10.18

Framework Agreement, dated June 26, 2019, between Saudi Arabian Mining Company (Ma’aden) and Alcoa Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed July 31, 2019 (File No. 1-37816))

10.19

Amendment and Restatement Deed dated June 26, 2019 relating to the Aluminium Project Framework Shareholders’ Agreement originally dated December 20, 2009 between Saudi Arabian Mining Company (Ma’aden) and Alcoa Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed July 31, 2019 (File No. 1-37816))

10.20

Alcoa Corporation 2016 Stock Incentive Plan (as Amended and Restated as of May 9, 2018), (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 15, 2018 (File No. 1-37816))*

10.21	Alcoa USA Corp. Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed August 12, 2016 (File No. 1-37816))*

10.22

Alcoa USA Corp. Nonqualified Supplemental Retirement Plan C (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed August 12, 2016 (File No. 1-37816))*

10.23

Amendment 1 to Alcoa USA Corp. Nonqualified Supplemental Retirement Plan C, effective January 1, 2021 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed February 23, 2018 (File No. 137816))*

10.24

Form of Amended and Restated Indemnification Agreement by and between Alcoa Corporation and individual directors or officers, effective August 1, 2017 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed August 3, 2017 (File No. 1-37816))*

10.25

Alcoa Corporation Annual Cash Incentive Compensation Plan (as Amended and Restated), effective February 21, 2018 (incorporated by referenced to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2018 (File No. 1-37816))*

10.26

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

10.29	Terms and Conditions for Employee Stock Option Awards (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 filed January 18, 2017 (File No. 333-215606))*

10.30

Terms and Conditions for Employee Stock Option Awards, dated January 24, 2018 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed February 23, 2018 (File No. 137816))*

10.31

Terms and Conditions for Employee Restricted Share Units, effective October 1, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed October 31, 2019 (File No. 1-37816))*

10.32

Terms and Conditions for Employee Stock Option Awards, effective October 1, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed October 31, 2019 (File No. 1-37816))*

10.33

Terms and Conditions for Employee Special Retention Awards, effective October 1, 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed October 31, 2019 (File No. 1-37816))*

10.34

Letter Agreement, dated December 17, 2018, between John Slaven and Alcoa Corporation (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed February 21, 2020 (1-37816))*

Exhibit No.	Description of Exhibit
10.35

Alcoa Corporation Non-Employee Director Compensation Policy, effective September 24, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed October 30, 2020 (File No. 1-37816))*

10.36

Terms and Conditions for Deferred Fee Restricted Share Units Director Awards, effective December 1, 2016 (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1 filed January 18, 2017 (File No. 333-215606))*

10.37

Terms and Conditions for Restricted Share Units Annual Director Awards, effective December 1, 2016 (incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1 filed January 18, 2017 (File No. 333-215606))*

10.38

Terms and Conditions for Restricted Share Units Annual Director Awards, effective May 9, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report Form 10-Q filed August 3, 2017 (File No. 1-37816))*

10.39

Alcoa Corporation 2016 Deferred Fee Plan for Directors, effective November 1, 2016, as amended and restated on December 5, 2018 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed February 26, 2019 (1-37816))*

21.1	List of Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Principal Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Principal Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32.1	Certification of Principal Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

95.1	Mine Safety Disclosure

99.1

Amended and Restated Grantor Trust Agreement by and between Alcoa Corporation and Wells Fargo Bank, National Association, effective October 24, 2017 (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed February 23, 2018 (File No. 137816))

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

Certain schedules exhibits, and appendices have been omitted in accordance with to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of any omitted schedule, exhibit, or appendix to the Commission upon request.

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
Molly S. Beerman Senior Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and as of February 25, 2021.

/s/ Roy C. Harvey	/s/ William F. Oplinger
Roy C. Harvey President, Chief Executive Officer and Director (Principal Executive Officer and Director)	William F. Oplinger Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Molly S. Beerman
Molly S. Beerman Senior Vice President and Controller (Principal Accounting Officer)

/s/ Steven W. Williams Steven W. Williams Director, Chairman of the Board of Directors	/s/ Mary Anne Citrino Mary Anne Citrino Director

/s/ Pasquale Fiore Pasquale Fiore Director	/s/ Timothy P. Flynn Timothy P. Flynn Director

/s/ Kathryn S. Fuller Kathryn S. Fuller Director	/s/ James A. Hughes James A. Hughes Director

/s/ Michael G. Morris Michael G. Morris Director	/s/ James E. Nevels James E. Nevels Director

/s/ Carol L. Roberts Carol L. Roberts Director	/s/ Suzanne Sitherwood Suzanne Sitherwood Director

/s/ Ernesto Zedillo Ernesto Zedillo Director