Form 10-Q
period 2021-03-31
Alcoa Corp
filed 2021-05-05
CIK 1675149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

As of April 30, 2021, 186,724,745 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

Forward-Looking Statements

This report may contain statements that relate to future events and expectations and as such constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements by Alcoa Corporation that reflect expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, forecasts concerning global demand growth for bauxite, alumina, and aluminum, and supply/demand balances; statements, projections or forecasts of future or targeted financial results, or operating or sustainability performance; statements about strategies, outlook, and business and financial prospects; and statements about capital allocation and return of capital. These statements reflect beliefs and assumptions that are based on Alcoa Corporation’s perception of historical trends, current conditions, and expected future developments, as well as other factors that management believes are appropriate in the circumstances. Forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and changes in circumstances that are difficult to predict. Although Alcoa Corporation believes that the expectations reflected in any forward-looking statements are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, but are not limited to: (a) current and potential future impacts of the coronavirus (COVID-19) pandemic on the global economy and our business, financial condition, results of operations, or cash flows and judgments and assumptions used in our estimates; (b) material adverse changes in aluminum industry conditions, including global supply and demand conditions and fluctuations in London Metal Exchange-based prices and premiums, as applicable, for primary aluminum and other products, and fluctuations in indexed-based and spot prices for alumina; (c) deterioration in global economic and financial market conditions generally and which may also affect Alcoa Corporation’s ability to obtain credit or financing upon acceptable terms or at all; (d) unfavorable changes in the markets served by Alcoa Corporation; (e) the impact of changes in foreign currency exchange and tax rates on costs and results; (f) increases in energy or raw material costs or uncertainty of energy supply or raw materials; (g) declines in the discount rates used to measure pension and other postretirement benefit liabilities or lower-than-expected investment returns on pension assets, or unfavorable changes in laws or regulations that govern pension plan funding; (h) the inability to achieve improvement in profitability and margins, cost savings, cash generation, revenue growth, fiscal discipline, sustainability targets, or strengthening of competitiveness and operations anticipated from portfolio actions, operational and productivity improvements, technology advancements, and other initiatives; (i) the inability to realize expected benefits, in each case as planned and by targeted completion dates, from acquisitions, divestitures, restructuring activities, facility closures, curtailments, restarts, expansions, or joint ventures; (j) political, economic, trade, legal, public health and safety, and regulatory risks in the countries in which Alcoa Corporation operates or sells products; (k) labor disputes and/or work stoppages; (l) the outcome of contingencies, including legal and tax proceedings, government or regulatory investigations, and environmental remediation; (m) the impact of cyberattacks and potential information technology or data security breaches; (n) risks associated with long-term debt obligations; and (o) the other risk factors discussed in Part I Item 1A of Alcoa Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and other reports filed by Alcoa Corporation with the U.S. Securities and Exchange Commission. Alcoa Corporation disclaims any obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise, except as required by applicable law. Market projections are subject to the risks described above and other risks in the market.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	First quarter ended March 31,
	2021	2020
Sales (E)	$2,870	$2,381
Cost of goods sold (exclusive of expenses below)	2,292	2,025
Selling, general administrative, and other expenses	52	60
Research and development expenses	7	7
Provision for depreciation, depletion, and amortization	182	170
Restructuring and other charges, net (D)	7	2
Interest expense	42	30
Other income, net (Q)	(24)	(132)
Total costs and expenses	2,558	2,162
Income before income taxes	312	219
Provision for income taxes	93	80
Net income	219	139
Less: Net income attributable to noncontrolling interest	44	59
NET INCOME ATTRIBUTABLE TO ALCOA CORPORATION	$175	$80
EARNINGS PER SHARE ATTRIBUTABLE TO ALCOA CORPORATION COMMON SHAREHOLDERS (F):
Basic	$0.94	$0.43
Diluted	$0.93	$0.43

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income (unaudited)

(in millions)

	Alcoa Corporation		Noncontrolling interest		Total
	First quarter ended March 31,		First quarter ended March 31,		First quarter ended March 31,
	2021	2020	2021	2020	2021	2020
Net income	$175	$80	$44	$59	$219	$139
Other comprehensive (loss) income, net of tax (G):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	131	38	1	—	132	38
Foreign currency translation adjustments	(176)	(663)	(60)	(245)	(236)	(908)
Net change in unrecognized gains/losses on cash flow hedges	(204)	701	(3)	(20)	(207)	681
Total Other comprehensive (loss) income, net of tax	(249)	76	(62)	(265)	(311)	(189)
Comprehensive (loss) income	$(74)	$156	$(18)	$(206)	$(92)	$(50)

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents (M)	$2,544	$1,607
Receivables from customers (I)	587	471
Other receivables	90	85
Inventories (J)	1,417	1,398
Fair value of derivative instruments (M)	15	21
Assets held for sale (C)	—	648
Prepaid expenses and other current assets	238	290
Total current assets	4,891	4,520
Properties, plants, and equipment	20,199	20,522
Less: accumulated depreciation, depletion, and amortization	13,269	13,332
Properties, plants, and equipment, net	6,930	7,190
Investments (H)	1,055	1,051
Deferred income taxes	653	655
Other noncurrent assets	1,402	1,444
Total assets	$14,931	$14,860
LIABILITIES
Current liabilities:
Accounts payable, trade	$1,284	$1,403
Accrued compensation and retirement costs	365	395
Taxes, including income taxes	92	91
Fair value of derivative instruments (M)	181	103
Liabilities held for sale (C)	—	242
Other current liabilities	554	525
Long-term debt due within one year (K & M)	745	2
Total current liabilities	3,221	2,761
Long-term debt, less amount due within one year (K & M)	2,214	2,463
Accrued pension benefits (L)	1,393	1,492
Accrued other postretirement benefits (L)	671	744
Asset retirement obligations	596	625
Environmental remediation (P)	278	293
Fair value of derivative instruments (M)	923	742
Noncurrent income taxes	204	209
Other noncurrent liabilities and deferred credits	558	515
Total liabilities	10,058	9,844
CONTINGENCIES AND COMMITMENTS (P)
EQUITY
Alcoa Corporation shareholders’ equity:
Common stock	2	2
Additional capital	9,674	9,663
Accumulated deficit	(550)	(725)
Accumulated other comprehensive loss (G)	(5,878)	(5,629)
Total Alcoa Corporation shareholders’ equity	3,248	3,311
Noncontrolling interest	1,625	1,705
Total equity	4,873	5,016
Total liabilities and equity	$14,931	$14,860

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Three months ended March 31,
	2021	2020
CASH FROM OPERATIONS
Net income	$219	$139
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion, and amortization	182	170
Deferred income taxes	18	23
Equity earnings, net of dividends	(11)	—
Restructuring and other charges, net (D)	7	2
Net gain from investing activities – asset sales (Q)	(27)	(177)
Net periodic pension benefit cost (L)	12	33
Stock-based compensation	8	8
Provision for bad debt expense	—	2
Other	(1)	4
Changes in assets and liabilities, excluding effects of divestitures and foreign currency translation adjustments:
(Increase) in receivables	(212)	(70)
(Increase) Decrease in inventories	(68)	41
Decrease in prepaid expenses and other current assets	57	11
(Decrease) in accounts payable, trade	(64)	(121)
Increase (Decrease) in accrued expenses	3	(85)
(Decrease) in taxes, including income taxes	(1)	(11)
Pension contributions (L)	(63)	(48)
(Increase) Decrease in noncurrent assets	(22)	32
(Decrease) in noncurrent liabilities	(31)	(43)
CASH PROVIDED FROM (USED FOR) OPERATIONS	6	(90)
FINANCING ACTIVITIES
Additions to debt (original maturities greater than three months)	495	—
Proceeds from the exercise of employee stock options	4	—
Financial contributions for the divestiture of businesses (D)	(6)	(12)
Distributions to noncontrolling interest	(62)	(31)
Other	(3)	(1)
CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES	428	(44)
INVESTING ACTIVITIES
Capital expenditures	(75)	(91)
Proceeds from the sale of assets	591	199
Additions to investments	(2)	(1)
CASH PROVIDED FROM INVESTING ACTIVITIES	514	107
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(11)	(24)
Net change in cash and cash equivalents and restricted cash	937	(51)
Cash and cash equivalents and restricted cash at beginning of year	1,610	883
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$2,547	$832

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Changes in Consolidated Equity (unaudited)

(in millions)

	Alcoa Corporation shareholders
First quarter ended March 31, 2020	Common stock	Additional capital	Accumulated deficit	Accumulated other comprehensive loss	Non- controlling interest	Total equity
Balance at December 31, 2019	$2	$9,639	$(555)	$(4,974)	$1,774	$5,886
Net income	—	—	80	—	59	139
Other comprehensive income (loss) (G)	—	—	—	76	(265)	(189)
Stock-based compensation	—	8	—	—	—	8
Distributions	—	—	—	—	(31)	(31)
Other	—	—	(1)	—	(1)	(2)
Balance at March 31, 2020	$2	$9,647	$(476)	$(4,898)	$1,536	$5,811

First quarter ended March 31, 2021
Balance at December 31, 2020	$2	$9,663	$(725)	$(5,629)	$1,705	$5,016
Net income	—	—	175	—	44	219
Other comprehensive loss (G)	—	—	—	(249)	(62)	(311)
Stock-based compensation	—	8	—	—	—	8
Common stock issued: compensation plans	—	4	—	—	—	4
Distributions	—	—	—	—	(62)	(62)
Other	—	(1)	—	—	—	(1)
Balance at March 31, 2021	$2	$9,674	$(550)	$(5,878)	$1,625	$4,873

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Notes to the Consolidated Financial Statements (unaudited)

(dollars in millions, except per-share amounts; metric tons in thousands (kmt))

A. Basis of Presentation – The interim Consolidated Financial Statements of Alcoa Corporation and its subsidiaries (Alcoa Corporation, Alcoa, or the Company) are unaudited. These Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The 2020 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which includes all disclosures required by GAAP.

In accordance with GAAP, certain situations require management to make estimates based on judgments and assumptions, which may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They also may affect the reported amounts of revenues and expenses during the reporting periods. Management uses historical experience and all available information to make these estimates, including considerations for the impact of the coronavirus (COVID-19) pandemic on the macroeconomic environment. The COVID-19 pandemic could adversely impact estimates made as of March 31, 2021 regarding future results, such as the recoverability of goodwill and long-lived assets and the realizability of deferred tax assets. Despite these inherent limitations, management believes that the amounts recorded in the financial statements related to these items are based on its best estimates and judgments using all relevant information available at the time. Management regularly evaluates the judgments and assumptions used in its estimates, and results could differ from those estimates upon future events and their effects or new information.

References in these Notes to ParentCo refer to Alcoa Inc., a Pennsylvania corporation, and its consolidated subsidiaries through October 31, 2016, at which time it was renamed Arconic Inc. (Arconic) and since has been subsequently renamed Howmet Aerospace Inc. On November 1, 2016 (the Separation Date), ParentCo separated into two standalone, publicly-traded companies, Alcoa Corporation and Arconic Inc. (the Separation Transaction). See Note A to the Consolidated Financial Statements in Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information.

Principles of Consolidation. The Consolidated Financial Statements of Alcoa Corporation include the accounts of Alcoa Corporation and companies in which Alcoa Corporation has a controlling interest, including those that comprise the Alcoa World Alumina & Chemicals (AWAC) joint venture (see below). Intercompany transactions have been eliminated. The equity method of accounting is used for investments in affiliates and other joint ventures over which Alcoa Corporation has significant influence but does not have effective control. Investments in affiliates in which Alcoa Corporation cannot exercise significant influence are accounted for using the cost method.

AWAC is an unincorporated global joint venture between Alcoa Corporation and Alumina Limited and consists of several affiliated operating entities, which own, or have an interest in, or operate the bauxite mines and alumina refineries within Alcoa Corporation’s Bauxite and Alumina segments (except for the Poços de Caldas mine and refinery, portions of the São Luís refinery, and investment in Mineração Rio do Norte S.A., all in Brazil) and the Portland smelter in Australia within Alcoa Corporation’s Aluminum segment. Alcoa Corporation and Alumina Limited ultimately own 60% and 40%, respectively, of the AWAC individual entities, which are consolidated by the Company for financial reporting purposes and include Alcoa of Australia Limited (AofA), Alcoa World Alumina LLC (AWA), and Alcoa World Alumina Brasil Ltda. (AWAB). Alumina Limited’s interest in the equity of such entities is reflected as Noncontrolling interest on the accompanying Consolidated Balance Sheet.

B. Recently Adopted and Recently Issued Accounting Guidance

Adopted

On January 1, 2021, the Company adopted the following Accounting Standard Updates (ASU) issued by the Financial Accounting Standard Board (FASB), none of which had a material impact on the Company’s Consolidated Financial Statements:

•	ASU No. 2019-12, Income Taxes (Topic 740); and,
•	ASU No. 2020-03, Codification Improvements to Financial Instruments.

Issued

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

C. Divestitures

Gum Springs Waste Treatment Business

During the first quarter of 2020, the Company sold Elemental Environmental Solutions LLC (EES), a wholly-owned Alcoa subsidiary that operated the waste processing facility in Gum Springs, Arkansas, to a global environmental firm in a transaction valued at $250. During 2020, the Company received $200 in cash and recorded a total gain of $181 (pre- and after-tax; see Note Q). Further, an additional $50 is held in escrow to be paid to Alcoa if certain post-closing conditions are satisfied, which would result in an additional gain being recorded.

Warrick Rolling Mill

On November 30, 2020, Alcoa entered into an agreement to sell its rolling mill located at Warrick Operations (Warrick Rolling Mill), an integrated aluminum manufacturing site near Evansville, Indiana (Warrick Operations), to Kaiser Aluminum Corporation (Kaiser). At December 31, 2020, the Company had assets and liabilities held for sale of $648 and $242, respectively, related to the transaction.

On March 31, 2021, Alcoa completed the sale for total consideration of approximately $670, which includes the assumption of $72 in other postretirement benefit liabilities (subject to further post-closing adjustments). Additionally, as of March 31, 2021, the Company incurred transaction costs of $7. The Company recorded a gain of $27 in Other income, net (pre- and after-tax) on the Statement of Consolidated Operations in the first quarter of 2021 (see Note Q). The consideration and gain amounts are subject to customary post-closing adjustments. Further, the Company recorded estimated liabilities of approximately $70 in the first quarter of 2021 for future site separation commitments and remaining transaction costs associated with the sale agreement.

Alcoa entered into a market-based metal supply agreement with Kaiser in connection with the transaction. Alcoa also entered into a ground lease agreement with Kaiser for the Warrick Rolling Mill property, which Alcoa continues to own. Approximately 1,150 employees at Warrick Rolling Mill, which includes the casthouse, hot mill, cold mills, and coating and slitting lines, became employees of Kaiser as a result of the transaction. Alcoa continues to own and operate the site’s 269,000 metric ton per year aluminum smelter and the power plant, which together employ approximately 670 people. The remaining Warrick Operations site results are included within the Aluminum segment.

D. Restructuring and Other Charges, Net – In the first quarter of 2021, Alcoa Corporation recorded Restructuring and other charges, net, of $7 which were comprised of the following components:

•	A net charge of $9 related to the settlement and curtailment of certain other postretirement benefits resulting from the sale of the Warrick Rolling Mill (see Note L);
•	A charge of $6 for additional take or pay contract costs related to the curtailed Wenatchee (Washington) and Intalco (Washington) smelters;
•

A $12 reversal of remaining environmental and asset retirement obligation reserves at a previously closed Tennessee site due to the completion of demolition and the determination that remaining site remediation is no longer required (see Note P). The reserves were originally established through a restructuring charge upon closure of the site; and,

•	A net charge of $4 for several other insignificant items.

In the first quarter of 2020, Alcoa Corporation recorded Restructuring and other charges, net of $2 which was comprised of several insignificant items including a $3 charge related to pension curtailments.

Alcoa Corporation does not include Restructuring and other charges, net in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

	First quarter ended March 31,
	2021	2020
Bauxite	$—	$—
Alumina	—	2
Aluminum	15	2
Segment total	15	4
Corporate	(8)	(2)
Total Restructuring and other charges, net	$7	$2

During 2019, the Company completed the divestiture of the Avilés and La Coruña (Spain) aluminum facilities to PARTER Capital Group AG (PARTER) in a sale process endorsed by the Spanish government and supported by the workers’ representatives. In 2020, PARTER sold its majority stake in the facilities to an unrelated party. The Company had no knowledge of the subsequent transaction prior to its announcement, and has filed a lawsuit asserting that the sale was in breach of the sale agreement between Alcoa and PARTER.

As a result of the divestiture, a restructuring reserve of $30 remained at December 31, 2020 related to financial contributions to the divested entities pursuant to the sale agreement. In the first quarter of 2021, cash payments of $6 were made against the reserve. In accordance with the terms of the agreement, payments against the restructuring reserve may be made through the fourth quarter of 2021. These payments are dependent upon the divested entities meeting certain capital expenditure obligations. A portion of the remaining payments could be offset by financial compensation of indirect carbon costs received by the divested entities from the Spanish government.

Activity and reserve balances for restructuring charges were as follows:

	Severance and employee termination costs	Other costs	Total
Balance at December 31, 2019	$35	$102	$137
Restructuring and other charges, net	16	36	52
Cash payments	(41)	(79)	(120)
Reversals and other	(4)	(2)	(6)
Balance at December 31, 2020	6	57	63
Restructuring and other charges, net	—	6	6
Cash payments	(2)	(11)	(13)
Balance at March 31, 2021	$4	$52	$56

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

The noncurrent portion of the reserve was $1 at both March 31, 2021 and December 31, 2020.

E. Segment Information – Alcoa Corporation is a producer of bauxite, alumina, and aluminum products. The Company’s operations consist of three worldwide reportable segments: Bauxite, Alumina, and Aluminum. Segment performance under Alcoa Corporation’s management reporting system is evaluated based on a number of factors; however, the primary measure of performance is the Adjusted EBITDA (Earnings before interest, taxes, depreciation, and amortization) of each segment. The Company calculates Segment Adjusted EBITDA as Total sales (third-party and intersegment) minus the following items: Cost of goods sold; Selling, general administrative, and other expenses; and Research and development expenses. Alcoa Corporation’s Adjusted EBITDA may not be comparable to similarly titled measures of other companies. The operating results of Alcoa Corporation’s reportable segments were as follows (differences between segment totals and consolidated amounts are in Corporate):

	Bauxite	Alumina	Aluminum	Total
First quarter ended March 31, 2021
Sales:
Third-party sales	$58	$760	$2,047	$2,865
Intersegment sales	185	364	2	551
Total sales	$243	$1,124	$2,049	$3,416
Segment Adjusted EBITDA	$59	$227	$283	$569
Supplemental information:
Depreciation, depletion, and amortization	$57	$46	$73	$176
Equity (loss) income	$—	$(5)	$13	$8
First quarter ended March 31, 2020
Sales:
Third-party sales	$71	$707	$1,598	$2,376
Intersegment sales	235	336	3	574
Total sales	$306	$1,043	$1,601	$2,950
Segment Adjusted EBITDA	$120	$193	$62	$375
Supplemental information:
Depreciation, depletion, and amortization	$34	$49	$81	$164
Equity (loss) income	$—	$(9)	$5	$(4)

The following table reconciles total Segment Adjusted EBITDA to Consolidated net income attributable to Alcoa Corporation:

	First quarter ended March 31,
	2021	2020
Total Segment Adjusted EBITDA	$569	$375
Unallocated amounts:
Transformation(1)	(11)	(16)
Intersegment eliminations	(7)	(8)
Corporate expenses(2)	(26)	(27)
Provision for depreciation, depletion, and amortization	(182)	(170)
Restructuring and other charges, net (D)	(7)	(2)
Interest expense	(42)	(30)
Other income, net (Q)	24	132
Other(3)	(6)	(35)
Consolidated income before income taxes	312	219
Provision for income taxes	(93)	(80)
Net income attributable to noncontrolling interest	(44)	(59)
Consolidated net income attributable to Alcoa Corporation	$175	$80

(1)	Transformation includes, among other items, the Adjusted EBITDA of previously closed operations.
(2)

Corporate expenses are composed of general administrative and other expenses of operating the corporate headquarters and other global administrative facilities, as well as research and development expenses of the corporate technical center.

(3)	Other includes certain items that impact Cost of goods sold on Alcoa Corporation’s Statement of Consolidated Operations that are not included in the Adjusted EBITDA of the reportable segments.

The following table details Alcoa Corporation’s Sales by product division:

	First quarter ended March 31,
	2021	2020
Primary aluminum	$1,727	$1,297
Alumina	760	707
Flat-rolled aluminum	320	272
Bauxite	52	59
Energy	39	52
Other	(28)	(6)
	$2,870	$2,381

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

The information used to compute basic and diluted EPS attributable to Alcoa Corporation common shareholders was as follows (shares in millions):

	First quarter ended March 31,
	2021	2020
Net income attributable to Alcoa Corporation	$175	$80
Average shares outstanding – basic	186	186
Effect of dilutive securities:
Stock options	—	—
Stock units	3	1
Average shares outstanding – diluted	189	187

Options to purchase one million shares of common stock outstanding at March 31, 2021 were excluded because they had a weighted average exercise price of $35.67 per share which was greater than the average market price of Alcoa Corporation’s common stock.

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

G. Accumulated Other Comprehensive Loss

The following table details the activity of the three components that comprise Accumulated other comprehensive loss for both Alcoa Corporation’s shareholders and Noncontrolling interest:

	Alcoa Corporation		Noncontrolling interest
	First quarter ended March 31,		First quarter ended March 31,
	2021	2020	2021	2020
Pension and other postretirement benefits (L)
Balance at beginning of period	$(2,536)	$(2,282)	$(67)	$(56)
Other comprehensive income:
Unrecognized net actuarial loss and prior service cost/benefit	69	(20)	—	(1)
Tax benefit	2	6	—	—
Total Other comprehensive income (loss) before reclassifications, net of tax	71	(14)	—	(1)
Amortization of net actuarial loss and prior service cost/benefit(1)	61	54	1	1
Tax expense(2)	(1)	(2)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	60	52	1	1
Total Other comprehensive income	131	38	1	—
Balance at end of period	$(2,405)	$(2,244)	$(66)	$(56)

Foreign currency translation
Balance at beginning of period	$(2,385)	$(2,160)	$(844)	$(834)
Other comprehensive loss(3)	(176)	(663)	(60)	(245)
Balance at end of period	$(2,561)	$(2,823)	$(904)	$(1,079)

Cash flow hedges (M)
Balance at beginning of period	$(708)	$(532)	$(1)	$20
Other comprehensive (loss) income:
Net change from periodic revaluations	(303)	852	(10)	(26)
Tax benefit (expense)	56	(175)	3	7
Total Other comprehensive (loss) income before reclassifications, net of tax	(247)	677	(7)	(19)
Net amount reclassified to earnings:
Aluminum contracts(4)	41	13	—	—
Financial contracts(5)	9	3	6	(2)
Interest rate contracts(6)	3	1	—	—
Foreign exchange contracts(4)	(1)	8	—	—
Sub-total	52	25	6	(2)
Tax (expense) benefit(2)	(9)	(1)	(2)	1
Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	43	24	4	(1)
Total Other comprehensive (loss) income	(204)	701	(3)	(20)
Balance at end of period	$(912)	$169	$(4)	—

Total Accumulated other comprehensive loss	$(5,878)	$(4,898)	$(974)	$(1,135)

(1)	These amounts were included in the computation of net periodic benefit cost for pension and other postretirement benefits (see Note L).
(2)	These amounts were reported in Provision for income taxes on the accompanying Statement of Consolidated Operations.
(3)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.
(4)	These amounts were primarily reported in Sales on the accompanying Statement of Consolidated Operations.

(5)	These amounts were reported in Cost of goods sold on the accompanying Statement of Consolidated Operations.
(6)	These amounts were reported in Other income, net of the accompanying Statement of Consolidated Operations.
(7)	A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings.

H. Investments – A summary of unaudited financial information for Alcoa Corporation’s equity investments is as follows (amounts represent 100% of investee financial information):

First quarter ended March 31, 2021	Saudi Arabia Joint Venture	Mining	Energy	Other
Sales	$682	$173	$55	$95
Cost of goods sold	503	123	25	63
Net income (loss)	45	(5)	25	(2)
Equity in net income (loss) of affiliated companies, before reconciling adjustments	11	1	10	(1)
Other	(4)	—	—	3
Alcoa Corporation’s equity in net income of affiliated companies	7	1	10	2

First quarter ended March 31, 2020
Sales	$585	$218	$59	$73
Cost of goods sold	462	148	26	67
Net (loss) income	(13)	9	27	(9)
Equity in net (loss) income of affiliated companies, before reconciling adjustments	(3)	6	11	(4)
Other	(3)	(3)	(2)	5
Alcoa Corporation’s equity in net (loss) income of affiliated companies	(6)	3	9	1

The Company’s basis in the ElysisTM Limited Partnership, included in Other in the table above, has been reduced to zero for its share of losses incurred to date. As a result, the Company has $35 in unrecognized losses as of March 31, 2021 that will be recognized upon additional contributions into the partnership.

I. Receivables

On October 25, 2019, a wholly-owned subsidiary of the Company entered into a $120 three-year revolving credit facility agreement secured by certain customer receivables. On April 20, 2020, the Company amended this agreement converting it to a Receivables Purchase Agreement to sell up to $120 of the receivables previously secured by the credit facility without recourse on a revolving basis. The unsold portion of the specified receivable pool will be pledged as collateral to the purchasing bank to secure the sold receivables. Through the first quarter of 2021, no receivables have been sold under this agreement.

J. Inventories

	March 31, 2021	December 31, 2020
Finished goods	$303	$321
Work-in-process	106	112
Bauxite and alumina	439	412
Purchased raw materials	397	377
Operating supplies	172	176
	$1,417	$1,398

Inventories related to the Warrick Rolling Mill were excluded from the December 31, 2020 balances in the above table due to the sale of the rolling mill and were reclassified to Assets held for sale (see Note C).

K. Debt

Credit Facilities.

Revolving Credit Facility

On March 4, 2021 (the Amendment No. 4 Effective Date), Alcoa Corporation and Alcoa Nederland Holding B.V. (ANHBV), a wholly-owned subsidiary of the Company, entered into an amendment (Amendment No. 4) to the Revolving Credit Facility (as amended, Revolving Credit Facility) that provides additional flexibility to the Company and ANHBV by (i) increasing the maximum leverage ratio from 2.50 to 1.00 to 2.75 to 1.00 as of the Amendment No. 4 Effective Date (which maximum leverage ratio had been temporarily increased to 3.00 to 1.00 prior to the Amendment No. 4 Effective Date), (ii) decreasing the minimum interest expense coverage ratio from 5.00 to 1.00 to 4.00 to 1.00 as of the Amendment No. 4 Effective Date, (iii) amending the definition of Total Indebtedness (as defined in the Revolving Credit Facility) to permit the Company to exclude the principal amount of new senior notes issued during 2021 from indebtedness for purposes of the calculation of the leverage ratio in fiscal year 2021 (subject to adjustments based on pension obligations funded), and (iv) ending temporary restrictions on the Company’s ability to make certain restricted payments or incur incremental loans under the Revolving Credit Facility.

Amendment No. 4 also (i) provides additional debt capacity to permit the Company to issue up to $750 million in aggregate principal amount of new senior notes prior to the end of fiscal year 2021 and (ii) a corresponding increase in the maximum leverage ratio commensurate with the increase in leverage resulting from the issuance of such notes up to the amount of pension obligations funded after the issuance of such notes but prior to December 31, 2021, which increase shall in any event not be in excess of the principal amount of such notes. Such additional increase in the maximum leverage ratio will be available beginning in the first quarter of 2022.

The Revolving Credit Facility provides a $1,500 senior secured revolving credit facility to be used for working capital and/or other general corporate purposes of Alcoa Corporation and its subsidiaries. In the fourth quarter of 2020, ANHBV elected to extend the period under which temporary adjustments in Amendment No. 3 would apply, through March 31, 2021. The amendment temporarily adjusted the manner in which Consolidated Cash Interest Expense and Total Indebtedness (as defined in the Revolving Credit Facility) are calculated with respect to the 5.500% Senior Notes due 2027 issued in July 2020. In addition, this election to extend the temporary amendments resulted in a reduction of the aggregate amount of commitments under the Revolving Credit Facility by approximately $245 during the first quarter of 2021, to $1,255.

At March 31, 2021, the maximum additional borrowing capacity available to the Company to remain in compliance with the maximum leverage ratio covenant in the Revolving Credit Facility was approximately $1,687. Therefore, the Company may access the entire amount of commitments under the Revolving Credit Facility. As of March 31, 2021, Alcoa Corporation was in compliance with all covenants. There were no borrowings outstanding at March 31, 2021, and there were no amounts borrowed during the first quarter of 2021 related to this facility.

144A Debt.

In March 2021, ANHBV, completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt issuance for $500 aggregate principal amount of 4.125% Senior Notes due 2029 (the 2029 Notes). The net proceeds of this issuance were approximately $493 reflecting a discount to the initial purchasers of the 2029 Notes, as well as issuance costs. The Company used the net proceeds, together with cash on hand, to contribute $500 to its U.S. defined benefit pension plans applicable to salaried and hourly employees on April 1, 2021, and to redeem in full $750 aggregate principal amount of the Company’s outstanding 6.75% Senior Notes due 2024 (the 2024 Notes) on April 7, 2021, and to pay transaction-related fees and expenses.

The discount to the initial purchasers, as well as costs to complete the financing, were deferred and are being amortized to interest expense over the term of the 2029 Notes. Interest on the 2029 Notes is paid semi-annually in March and September, and interest payments will commence September 30, 2021. The indenture contains customary affirmative and negative covenants that are similar to those included in the indenture from the 5.500% Senior Notes due 2027 issued in July 2020, such as limitations on liens, limitations on sale and leaseback transactions, a prohibition on a reduction in the ownership of AWAC entities below an agreed level, and the calculation of certain financial ratios.

ANHBV has the option to redeem the 2029 Notes on at least 10 days, but not more than 60 days, prior notice to the holders of the 2029 Notes under multiple scenarios, including, in whole or in part, at any time or from time to time after March 31, 2024, at a redemption price specified in the indenture (up to 102.063% of the principal amount plus any accrued and unpaid interest in each case). Also, the 2029 Notes are subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the indenture) at a repurchase price in cash equal to 101% of the aggregate principal amount of the 2029 Notes repurchased, plus any accrued and unpaid interest on the 2029 Notes repurchased.

The 2029 Notes rank equally in right of payment with all of ANHBV’s existing and future senior unsecured indebtedness, including the Senior Notes with maturities in 2024 (redeemed on April 7, 2021), 2026, 2027 and 2028; rank senior in right of payment to any future subordinated obligations of ANHBV; and are effectively subordinated to ANHBV’s existing and future secured indebtedness, including under the Revolving Credit Agreement, to the extent of the value of property and assets securing such indebtedness. See Note M to the Consolidated Financial Statements in Part II Item 8 of the 2020 Annual Report on Form 10-K for additional information related to ANHBV’s existing debt and related covenants.

Redemption. On April 7, 2021 (the Redemption Date), the Company redeemed in full $750 aggregate principal amount of the 2024 Notes at a redemption price equal to 103.375% of the principal amount of the 2024 Notes, plus accrued and unpaid interest to but not including the Redemption Date. As of March 31, 2021, the 2024 Notes were classified as Long-term debt, due within one year as an irrevocable commitment to redeem the Notes existed.

The issuance of the 2029 Notes and the redemption of the 2024 Notes were determined to be an issuance of new debt and an extinguishment of existing debt. As a result, the Company will record a loss of $32 on the extinguishment of debt in the second quarter of 2021 in Interest expense, which is comprised of the redemption premium, the write-off of deferred financing fees and unamortized debt issuance costs. The cash flows related to the transaction will be classified as financing cash flows.

L. Pension and Other Postretirement Benefits – The components of net periodic benefit cost were as follows:

	Pension benefits		Other postretirement benefits
First quarter ended March 31,	2021	2020	2021	2020
Service cost	$5	$14	$2	$1
Interest cost(1)	29	42	4	5
Expected return on plan assets(1)	(73)	(74)	—	—
Recognized net actuarial loss(1)	51	51	6	4
Amortization of prior service cost(1)	—	—	(4)	(3)
Settlements(2)	—	—	26	—
Curtailments(2)	—	3	(17)	—
Net periodic benefit cost	$12	$36	$17	$7

(1)	These amounts were reported in Other income, net on the accompanying Statement of Consolidated Operations (see Note Q).
(2)	These amounts were reported in Restructuring and other charges, net on the accompanying Statements of Consolidated Operations (see Note D) and of Cash Flows.

Plan Actions. In 2021, management initiated the following actions to certain other postretirement benefit plans:

Action #1 – On March 31, 2021, Alcoa completed the sale of the Warrick Rolling Mill to Kaiser Aluminum Corporation for total consideration of $670, which included the assumption of $72 in other postretirement benefit liabilities (subject to further post-closing adjustments). The consideration amount is subject to customary post-closing adjustments. Approximately 1,150 employees at the rolling operations, which includes the casthouse, hot mill, cold mills, and coating and slitting lines, became employees of Kaiser. As a result, the affected plan was remeasured, including an update to the discount rate used to determine the benefit obligation of the plan. Accrued other postretirement benefits reflects a decrease of $40 related to the remeasurement in addition to the $72 assumed by Kaiser. Further, Alcoa recognized a curtailment gain of $17 and a settlement charge of $26.

The following table presents certain information and the financial impacts of this action on the accompanying Consolidated Financial Statements:

Action #	Number of affected plan participants	Weighted average discount rate as of December 31, 2020	Plan remeasurement date	Weighted average discount rate as of plan remeasurement date	Decrease to accrued other postretirement benefits liability	Curtailment gain(1)	Settlement charge(1)
1	~840	2.45%	March 31, 2021	3.06%	$(112)	$(17)	$26

(1)

These amounts represent the accelerated amortization of a portion of the existing prior service benefit for curtailments and net actuarial loss for settlements and were reclassified from Accumulated other comprehensive loss to Restructuring and other charges, net (see Note D) on the accompanying Statement of Consolidated Operations.

Funding and Cash Flows. It is Alcoa’s policy to fund amounts for defined benefit pension plans sufficient to meet the minimum requirements set forth in applicable country benefits laws and tax laws, including ERISA for U.S. plans. From time to time, the Company contributes additional amounts as deemed appropriate.

On April 1, 2021, Alcoa made $500 in unscheduled contributions to certain U.S. defined benefit pension plans. The additional contributions were discretionary in nature and were funded with net proceeds from a March 2021 debt issuance (see Note K) plus available cash on hand.

Under ERISA regulations, a plan sponsor that establishes a pre-funding balance by making discretionary contributions to a U.S. defined benefit pension plan may elect to apply all or a portion of this balance toward its minimum required contribution obligations to the related plan in future years. In 2021, management will consider making such election related to the Company’s U.S. plans.

The Company intends to adopt the single-employer pension relief provisions under the American Rescue Plan Act of 2021. As a result, Alcoa’s minimum required contribution to defined benefit pension plans in 2021 is estimated to be approximately $135, of which approximately $49 and $14 were contributed to U.S. and non-U.S. plans, respectively, during the first quarter ended 2021.

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

The following tables present the detail for Level 1, 2 and 3 derivatives (see additional Level 3 information in further tables below):

	March 31. 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
Level 1 and 2 derivative instruments	$15	$24	$21	$7
Level 3 derivative instruments	—	1,080	—	838
Total	$15	$1,104	$21	$845
Less: Current	15	181	21	103
Noncurrent	$—	$923	$—	$742

	2021		2020
First quarter ended March 31,	Unrealized (loss) gain recognized in Other comprehensive (loss) income	Realized (loss) gain reclassed from Other comprehensive (loss) income to earnings	Unrealized gain (loss) recognized in Other comprehensive (loss) income	Realized (loss) gain reclassed from Other comprehensive (loss) income to earnings
Level 1 and 2 derivative instruments	$(14)	$—	$(29)	$(14)
Level 3 derivative instruments	(300)	(55)	867	(8)
Noncontrolling and equity interest	11	3	14	(3)
Total	$(303)	$(52)	$852	$(25)

For the quarter ended March 31, 2021, the realized gains and losses on Level 1 and Level 2 cash flow hedges were immaterial. For the quarter ended March 31, 2020, the realized loss of $14 on Level 1 and 2 cash flow hedges was comprised of a $7 loss recognized in Sales and a $7 loss recognized in Cost of goods sold.

Alcoa Corporation has a financial contract that hedges the anticipated power requirements at one of its smelters that expires in July 2021 (Financial contract, below). In March 2021, Alcoa entered into four new financial contracts (Financial contracts (undesignated), below) with three counterparties to hedge the anticipated power requirements at this smelter for the period from August 2021 through July 2026. Two of these financial contracts include LME-linked pricing components and do not qualify for hedge accounting treatment. Management elected not to apply hedge accounting treatment for the other two financial contracts as the value of these contracts is not significant. Significant increases or decreases in the power market or the LME may result in a higher or lower fair value measurement of the financial contracts. Lower prices in the power market would cause an increase in the derivative liability, while higher LME prices would cause an increase in the derivative liability. Unrealized and realized gains and losses on these financial contracts will be included in Other income, net on the accompanying Statement of Consolidated Operations.

Additional Level 3 Disclosures

The following table presents quantitative information related to the significant unobservable inputs described above for Level 3 derivative instruments (megawatt hours in MWh):

	March 31, 2021	Unobservable Input	Unobservable Input Range
Liability Derivatives
Power contract	$248	MWh of energy needed	LME (per mt)	2021: $2,194
		to produce the forecasted		2027: $2,283
		mt of aluminum	Electricity	Rate of 4 million MWh per year
Power contracts	797	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2021: $2,194 2029: $2,360 2036: $2,656
			Midwest premium (per pound)	2021: $0.2125 2029: $0.2125 2036: $0.2125
			Electricity	Rate of 17 million MWh per year
Power contract	2	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2021: $2,194 2021: $2,209
			Midwest premium (per pound)	2021: $0.2125 2021: $0.2125
			Electricity	Rate of 2 million MWh per year
Power contract (undesignated)	18	Estimated spread between the 30-year debt yield of Alcoa and the counterparty	Credit spread	2.23%: 30-year debt yield spread 5.51%: Alcoa (estimated) 3.28%: counterparty
Financial contract	14	Interrelationship of	Electricity (per MWh)	2021: $25.26
		forward energy price and the Consumer Price Index		2021: $27.58
Financial contracts	1	Interrelationship of	Electricity (per MWh)	2021: $27.58
(undesignated)		forward energy price, LME		2021: $27.58
		forward price and the	LME (per mt)	2021: $2,220
		Consumer Price Index		2021: $2,224
Total Liability Derivatives	$1,080

The fair values of Level 3 derivative instruments recorded in the accompanying Consolidated Balance Sheet were as follows:

Liability Derivatives	March 31. 2021	December 31, 2020
Derivatives designated as hedging instruments:
Current—power contracts	$145	$94
Current—financial contract	14	1
Noncurrent—power contracts	902	720
Total derivatives designated as hedging instruments	$1,061	$815
Derivatives not designated as hedging instruments:
Current—embedded credit derivative	$3	$4
Current—financial contract	1	—
Noncurrent—embedded credit derivative	15	19
Total derivatives not designated as hedging instruments	$19	$23
Total Liability Derivatives	$1,080	$838

Assuming market rates remain constant with the rates at March 31, 2021, a realized loss of $145 related to power contracts and a realized loss of $14 related to the financial contract are expected to be recognized in Sales and Cost of goods sold, respectively, over the next 12 months.

At March 31, 2021 and December 31, 2020, the power contracts with embedded derivatives designated as cash flow hedges hedge forecasted aluminum sales of 2,074 kmt and 2,130 kmt, respectively. At March 31, 2021 and December 31, 2020, the financial contract hedges forecasted electricity purchases of 821,304 and 1,427,184 megawatt hours, respectively.

The following tables present the reconciliation of activity for Level 3 derivative instruments:

	Liabilities
First quarter ended March 31, 2021	Power contracts	Financial contract	Embedded credit derivative
January 1, 2021	$814	$1	$23
Total gains or losses included in:
Sales (realized)	(40)	—	—
Cost of goods sold (realized)	—	(15)	—
Other income, net (unrealized/realized)	—	—	(6)
Other comprehensive (loss) income (unrealized)	273	27	—
Other	—	2	1
March 31, 2021	$1,047	$15	$18
Change in unrealized gains or losses included in earnings for derivative instruments held at March 31, 2021:
Other income, net	$—	$—	$(5)

There were no purchases, sales or settlements of Level 3 derivative instruments in the periods presented.

Other Financial Instruments

The carrying values and fair values of Alcoa Corporation’s other financial instruments were as follows:

	March 31, 2021		December 31, 2020
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$2,544	$2,544	$1,607	$1,607
Restricted cash	3	3	3	3
Short-term borrowings	77	77	77	77
Long-term debt due within one year	745	777	2	2
Long-term debt, less amount due within one year	2,214	2,386	2,463	2,692

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

N. Income Taxes – Alcoa Corporation’s estimated annualized effective tax rate (AETR) for 2021 as of March 31, 2021 differs from the U.S. federal statutory rate of 21% primarily due to losses in countries with full valuation allowances resulting in no tax benefit, as well as foreign income taxed in higher rate jurisdictions.

	Three months ended March 31,
	2021	2020
Income before income taxes	$312	$219
Estimated annualized effective tax rate	39.2%	57.1%
Income tax expense	$122	$125
Favorable tax impact related to losses in jurisdictions with no tax benefit	(28)	(46)
Discrete tax (benefit) expense	(1)	1
Provision for income taxes	$93	$80

O. Leasing

Management records a right-of-use asset and lease liability for several types of operating leases, including land and buildings, alumina refinery process control technology, plant equipment, vehicles, and computer equipment. The leases have remaining terms of less than one to 37 years. The discount rate applied to these leases is the Company’s incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments, unless there is a rate implicit in the lease agreement. The Company does not have material financing leases.

Lease expense and operating cash flows include:

	First quarter ended March 31,
	2021	2020
Costs from operating leases	$21	$18
Variable lease payments	$1	$4
Short-term rental expense	$—	$1

The weighted average lease term and weighted average discount rate as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
Weighted average lease term for operating leases (years)	4.7	4.4
Weighted average discount rate for operating leases	5.2%	5.2%

The following represents the aggregate right-of use assets and related lease obligations recognized in the Consolidated Balance Sheet at:

	March 31, 2021	December 31, 2020
Properties, plants and equipment, net	$131	$137
Other current liabilities	$54	$60
Other noncurrent liabilities and deferred credits	80	82
Total operating lease liabilities	$134	$142

Right-of-use assets and lease liabilities related to the Warrick Rolling Mill were excluded from the December 31, 2020 balances in the above table due to the sale of the rolling mill and were reclassified to Assets held for sale (see Note C).

New leases of $8 were added during the first quarter of 2021.

The future cash flows related to the operating lease obligations as of March 31, 2021 were as follows:

2021 (excluding the three months ended March 31)	$47
2022	35
2023	23
2024	14
2025	9
Thereafter	24
Total lease payments (undiscounted)	152
Less: discount to net present value	(18)
Total	$134

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

Alcoa Corporation’s environmental remediation reserve balance reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. The following table details the changes in the carrying value of recorded environmental remediation reserves:

Balance at December 31, 2019	$335
Liabilities incurred	7
Cash payments	(19)
Foreign currency translation and other	(1)
Balance at December 31, 2020	322
Liabilities incurred	4
Cash payments	(5)
Reversals of previously recorded liabilities	(7)
Foreign currency translation and other	(3)
Balance at March 31, 2021	$311

At March 31, 2021 and December 31, 2020, the current portion of Alcoa Corporation’s environmental remediation reserve balance was $33 and $29, respectively.

In the first quarter of 2021, the Company incurred liabilities of $4 related to wetlands mitigation at the Longview site and increases for ongoing monitoring and maintenance at various sites. These charges are primarily recorded in Restructuring and other charges, net and Cost of goods sold on the accompanying Statement of Consolidated Operations. Payments related to remediation expenses applied against the reserve were $5 in the first quarter of 2021. These amounts include mandated expenditures as well as those not required by any regulatory authority or third party. Further, the Company recorded a reversal of a reserve of $7 due to the determination that remaining site remediation is no longer required related to the previously closed Tennessee site.

In the first quarter of 2020, the Company incurred liabilities of $2 due to charges related to increases for ongoing monitoring and maintenance. These charges are primarily recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. Payments related to remediation expenses applied against the reserve were $3 in the first quarter of 2020. These amounts include mandated expenditures as well as those not required by any regulatory authority or third party. The reserve also reflected a decrease of $6 in the first quarter of 2020, due to the effects of foreign currency translation.

The estimated timing of cash outflows on the environmental remediation reserve at March 31, 2021 is as follows:

2021 (excluding the three months ended March 31, 2021)	$24
2022 - 2026	164
Thereafter	123
Total	$311

Reserve balances at March 31, 2021 and December 31, 2020, associated with significant sites with active remediation underway or for future remediation were $254 and $259, respectively. In management’s judgment, the Company’s reserves are sufficient to satisfy the provisions of the respective action plans. Upon changes in facts or circumstances, a change to the reserve may be required. The Company’s significant sites include:

Poços de Caldas, Brazil—The reserve associated with the 2015 closure of the Alcoa Alumínio S.A. smelter in Poços de Caldas, Brazil, is for remediation of historic spent potlining storage and disposal areas. The final remediation plan is currently under review; such review could require the reserve balance to be adjusted.

Fusina and Portovesme, Italy—Alcoa Corporation’s subsidiary Alcoa Trasformazioni S.r.l. has remediation projects underway for its closed smelter sites at Fusina and Portovesme which have been approved by the Italian Ministry of Environment and Protection of Land and Sea (MOE). Work is ongoing for soil remediation at the Fusina site with expected completion in 2022 and at the Portovesme site with expected completion in the second half of 2021. Additionally, annual payments are made to MOE over a 10-year period through 2022 for groundwater emergency containment and natural resource damages at the Fusina site. A groundwater remediation project at Portovesme had a final remedial design completed in 2020 and is awaiting approval from the MOE.

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

Sherwin, Texas—In connection with the 2018 settlement of a dispute related to the previously-owned Sherwin alumina refinery, the Company’s subsidiary, Copano Enterprises LLC, accepted responsibility for the final closure of four bauxite residue waste disposal areas (known as the Copano facility). Work commenced on the first residue disposal area in 2018 and will take eight to ten years to complete, depending on the nature of its potential re-use. Work on the next three areas has not commenced but is expected to be completed by 2048, depending on its potential re-use.

Longview, Washington—In connection with a 2018 Consent Decree and Cleanup Action Plan with the State of Washington Department of Ecology, the Company’s subsidiary, Northwest Alloys as landowner, accepted certain responsibilities for future remediation of contaminated soil and sediments at the site located near Longview, Washington. In December 2020, the lessee of the land, who is a partner in the remediation of the site, filed for bankruptcy. As of March 31, 2021, the reserve related to the site is deemed to be sufficient.

Other Sites—The Company is in the process of decommissioning various other plants and remediating sites in several countries for potential redevelopment or to return the land to a natural state. In aggregate, there are approximately 35 remediation projects at these other sites that are planned or underway. These activities will be completed at various times in the future with the latest expected to be in 2026, after which ongoing monitoring and other activities may be required. At March 31, 2021 and December 31, 2020, the reserve balance associated with these activities was $57 and $63, respectively.

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

On November 8, 2018, Alcoa filed a petition for appeal to the Supreme Court of Spain. During the fourth quarter of 2020, the Supreme Court of Spain met and ruled in favor of Alcoa on the 2006 through 2009 tax year assessment. The ruling is final and cannot be further appealed. As a result of the final ruling, in the fourth quarter of 2020 Alcoa reversed the $32 (€26) reserve that was established in 2018 and the matter is now considered closed. Additionally, a lien secured with the San Ciprián smelter to Spain’s tax authorities that was provided in relation to this matter has been released.

Brazil (AWAB)— In March 2013, AWAB was notified by the Brazilian Federal Revenue Office (RFB) that approximately $110 (R$220) of value added tax credits previously claimed are being disallowed and a penalty of 50% assessed. Of this amount, AWAB received $41 (R$82) in cash in May 2012. The value-added tax credits were claimed by AWAB for both fixed assets and export sales related to the Juruti bauxite mine and São Luís refinery expansion. The RFB has disallowed credits they allege belong to the consortium in which AWAB owns an interest and should not have been claimed by AWAB. Credits have also been disallowed as a result of challenges to apportionment methods used, questions about the use of the credits, and an alleged lack of documented proof. AWAB presented defense of its claim to the RFB on April 8, 2013. If AWAB is successful in this administrative process, the RFB would have no further recourse. If unsuccessful in this process, AWAB has the option to litigate at a judicial level. Separately from AWAB’s administrative appeal, in June 2015, new tax law was enacted repealing the provisions in the tax code that were the basis for the RFB assessing a 50% penalty in this matter. As such, the estimated range of reasonably possible loss for these matters is $0 to $38 (R$220). It is management’s opinion that the allegations have no basis; however, at this time, the Company is unable to reasonably predict an outcome for this matter.

Australia (AofA)— In December 2019, AofA received a statement of audit position (SOAP) from the Australian Taxation Office (ATO) related to the pricing of certain historic third-party alumina sales. The SOAP proposed adjustments that would result in additional income tax payable by AofA. During 2020, the SOAP was the subject of an independent review process within the ATO. At the conclusion of this process, the ATO determined to continue with the proposed adjustments and issued Notices of Assessment (the Notices) that were received by AofA on July 7, 2020. The Notices asserted claims for income tax payable by AofA of approximately $162 (A$214). The Notices also included claims for compounded interest on the tax amount totaling approximately $537 (A$707).

On September 17, 2020, the ATO issued a position paper with its preliminary view on the imposition of administrative penalties related to the tax assessment issued to AofA. This paper proposed penalties of approximately $97 (A$128). AofA disagrees with the ATO’s proposed position on penalties and submitted a response to the position paper in the fourth quarter of 2020. After the ATO completes its review of AofA’s response, the ATO could issue a penalty assessment.

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

In accordance with the ATO’s dispute resolution practices, AofA paid 50% of the assessed income tax amount exclusive of interest and any penalties, or approximately $74 (A$107), during the third quarter 2020, and the ATO is not expected to seek further payment prior to final resolution of the matter. If AofA is ultimately successful, any amounts paid to the ATO as part of the 50% payment would be refunded. AofA funded the payment with cash on hand and recorded the payment within Other noncurrent assets as a tax assessment deposit; the related March 31, 2021 balance is $81 (A$107).

Further interest on the unpaid tax and interest amounts will continue to accrue during the dispute. The initial interest assessment and the additional interest accrued are deductible against taxable income by AofA but would be taxable as income in the year the dispute is resolved if AofA is ultimately successful. AofA applied this deduction beginning in the third quarter of 2020 which reduced cash tax payments by approximately $166 (A$219) in 2020 and $4 (A$5) in the first quarter of 2021. This amount has been reflected within Other noncurrent liabilities and deferred credits as a noncurrent accrued tax liability; the related March 31, 2021 balance is $170 (A$224).

The Company continues to believe it is more likely than not that AofA’s tax position will be sustained and therefore is not recognizing any tax expense in relation to this matter. However, because the ultimate resolution of this matter is uncertain at this time, the Company cannot predict the potential loss or range of loss associated with the outcome, which may materially affect its results of operations and financial condition. References to any assessed U.S. dollar amounts presented in connection with this matter have been converted into U.S. dollars from Australian dollars based on the exchange rate in effect as of March 31, 2021.

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

Q. Other Income, Net

	First quarter ended March 31,
	2021	2020
Equity (gain) loss	$(5)	$7
Foreign currency (gains) losses, net	(4)	11
Net gain from asset sales	(26)	(177)
Net (gain) loss on mark-to-market derivative instruments (M)	(5)	11
Non-service costs – Pension & OPEB (L)	13	25
Other	3	(9)
	$(24)	$(132)

Net gain from asset sales for the first quarter ended 2021 included a net gain of $27 related to the sale of the Warrick Rolling Mill (see Note C). Net gain from asset sales for the first quarter ended 2020 included a net gain of $180 related to the sale of EES (see Note C).

R. Subsequent Events

On April 1, 2021, Alcoa made $500 in discretionary contributions to certain U.S. defined benefit pension plans. The contributions were funded with net proceeds from the March 2021 debt issuance (see Note K) and available cash on hand.

On April 7, 2021, Alcoa redeemed in full $750 aggregate principal amount of the 2024 Notes at a redemption price equal to 103.375% of the principal amount of the 2024 Notes, plus accrued and unpaid interest to but not including the Redemption Date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per-share amounts, average realized prices, and average cost amounts; dry metric tons in millions (mdmt); metric tons in thousands (kmt))

Business Update

Coronavirus

In response to the ongoing coronavirus (COVID-19) pandemic, Alcoa implemented comprehensive measures to protect the health of the Company’s workforce, prevent infection in our locations, mitigate impacts, and safeguard business continuity. As a result of these measures and the aluminum industry being classified as an essential business, all of Alcoa’s bauxite mines, alumina refineries, and aluminum manufacturing facilities continue to remain in operation. The Company continues, through its operations leadership team and global crisis response team, to ensure that each location’s preparedness and response plans are up to date.

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

As a result of the pandemic’s impact on the macroeconomic environment, management evaluated the future recoverability of the Company’s assets, including goodwill and long-lived assets, and the realizability of deferred tax assets while considering the Company’s current market capitalization. Management concluded that no asset impairments and no additional valuation allowances were required through March 31, 2021.

Key Actions

On November 30, 2020, the Company entered into an agreement to sell its rolling mill located at Warrick Operations (Warrick Rolling Mill), an integrated aluminum manufacturing site near Evansville, Indiana (Warrick Operations), to Kaiser Aluminum Corporation (Kaiser). On March 31, 2021, the Company completed the sale for total consideration of approximately $670, which includes the assumption of $72 in other postretirement benefit liabilities (subject to further post-closing adjustments). Additionally, as of March 31, 2021, the Company incurred transaction costs of $7 and capital expenditures of $8 related to site separation. The Company recorded a gain of $27 in Other income, net (pre- and after-tax) on the Statement of Consolidated Operations upon closure. The consideration and gain amounts are subject to customary post-closing adjustments. Alcoa retains ownership of the site’s 269 kmt aluminum smelter and its electricity generating units at Warrick Operations with a market-based metal supply agreement with Kaiser. In addition to the $15 in spend noted above, in the first quarter of 2021 the Company recorded estimated liabilities of approximately $70 for future site separation commitments and remaining transaction costs associated with the sales agreement. Approximately half of the obligation is expected to be spent in 2021, with the remainder to be spent in 2022 and 2023. Additionally, the Company expects to incur $5 of additional capital expenditures for assets required for the Company to separately operate its portion of the site.

In March 2021, ANHBV, a wholly-owned subsidiary of Alcoa Corporation, issued $500 aggregate principal amount of 4.125% Senior Notes due 2029 (the 2029 Notes) in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act). The net proceeds of this issuance were approximately $493 reflecting a discount to the initial purchasers of the 2029 Notes, as well as issuance costs. The Company used the proceeds, together with cash on hand, to contribute $500 to its U.S. defined benefit pension plans applicable to salaried and hourly employees on April 1, 2021, and to redeem in full $750 aggregate principal amount of the Company’s outstanding 6.75% Senior Notes due 2024 (the 2024 Notes) on April 7, 2021, and to pay transaction-related fees and expenses.

On March 18, 2021, the Company signed 5-year agreements to repower the Portland Aluminum Smelter in the State of Victoria, Australia. The agreements with three separate providers will commence on August 1, 2021. Further, the Australian Federal Government has committed, subject to approval, to provide up to $15 (A$19) per year for four years to underwrite the smelter’s participation in the Reliability and Emergency Reserve Trader (RERT) scheme. The arrangement will recognize the smelter’s ability to rapidly shed load when required to help protect the power grid from unexpected interruptions when it is under duress.

See the below sections for additional details on the above described actions.

Spain Matters

In January 2021, the Company reached an agreement with the workers’ representatives to temporarily suspend the labor strike at its San Ciprián alumina refinery and aluminum smelter in Spain through April 30, 2021 (subsequently extended through May 11, 2021). As part of the agreement, the Company agreed to conduct an exclusive sale process with Sociedad Estatal de Participaciones Industriales (SEPI), a Spanish government-owned entity. The Company has complied with the terms of the agreement to pursue a sale, has delivered a term sheet to SEPI, and is continuing to evaluate potential solutions.

The refinery and smelter have continued operations and the Company remains open to an agreement to further extend the strike suspension period. Although the ultimate outcome is currently unknown, the reactivation of the strike may negatively affect the Company’s operating and financial results due to reduced refinery production and metal shipments.

During 2019, the Company completed the divestiture of the Avilés and La Coruña (Spain) aluminum facilities to PARTER Capital Group AG (PARTER) in a sale process endorsed by the Spanish government and supported by the workers’ representatives following a collective dismissal process. In 2020, PARTER sold its majority stake in the facilities to an unrelated party. The Company had no knowledge of the subsequent transaction prior to its announcement, and has filed a lawsuit asserting that the sale was in breach of the sale agreement between Alcoa and PARTER.

Related to this divestiture, certain claims and investigations have been initiated by or at the request of the employees of the facilities against their current employers, the owners of the current employers, and Alcoa, alleging that the agreements of the collective dismissal process remain in force and that Alcoa remains liable for related social benefits to the employees. The Company continues to believe it acted in good faith, in full compliance with the law and the agreements, with the endorsement of the Spanish government, and with the support of the workers’ representatives throughout the sale process.

Results of Operations

In accordance with the recently adopted amendments to Item 303 of Regulation S-K, Management has updated its comparison of interim periods to compare the results of the most recent quarter against the results of the immediately preceding sequential quarter in an effort to provide a more meaningful analysis as we are not a seasonal business and to align the discussion with how management reviews the results of the Company. The Company will continue to present a comparison of the most recent year-to-date period and the corresponding year-to-date period of the preceding fiscal year.

Selected Financial Data:

	Quarter ended		Three months ended
	Sequential		Year-to-date
Statement of Operations	March 31, 2021	December 31, 2020	March 31, 2021	March 31, 2020
Sales	$2,870	$2,392	$2,870	$2,381
Cost of goods sold (exclusive of expenses below)	2,292	1,974	2,292	2,025
Selling, general administrative, and other expenses	52	55	52	60
Research and development expenses	7	9	7	7
Provision for depreciation, depletion, and amortization	182	170	182	170
Restructuring and other charges, net	7	60	7	2
Interest expense	42	43	42	30
Other (income) expenses, net	(24)	44	(24)	(132)
Total costs and expenses	2,558	2,355	2,558	2,162
Income before income taxes	312	37	312	219
Provision for income taxes	93	20	93	80
Net income	219	17	219	139
Less: Net income attributable to noncontrolling interest	44	21	44	59
Net income (loss) attributable to Alcoa Corporation	$175	$(4)	$175	$80

	Quarter ended		Three months ended
Selected Financial Metrics	March 31, 2021	December 31, 2020	March 31, 2021	March 31, 2020
Diluted income (loss) per share attributable to Alcoa Corporation common shareholders	$0.93	$(0.02)	$0.93	$0.43
Third-party shipments of alumina (kmt)	2,472	2,312	2,472	2,365
Third-party shipments of aluminum products (kmt)	831	735	831	725
Average realized price per metric ton of alumina	$308	$268	$308	$299
Average realized price per metric ton of primary aluminum	$2,308	$2,094	$2,308	$1,988
Average Alumina Price Index (API)(1)	$301	$274	$301	$282
Average London Metal Exchange (LME) 15-day lag(2)	$2,060	$1,870	$2,060	$1,730
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

	Sequential Period Comparison	Year-to-date Comparison
Overview

Net income attributable to Alcoa Corporation increased $179 primarily as a result of:

•Higher aluminum and alumina prices

•Lower restructuring charges

•Gain on the sale of the Warrick Rolling Mill

Partially offset by:

•Higher provision for income taxes due to higher earnings

•Higher non-controlling interest due primarily to higher earnings in the alumina segment

Net income attributable to Alcoa Corporation increased $95 primarily as a result of:

•Higher aluminum and alumina prices

•Lower production and raw material costs

•Gain on the sale of the Warrick Rolling Mill

Partially offset by:

•Unfavorable currency movements as the U.S. dollar weakened against most major currencies except the Brazilian real

•Higher energy costs mainly in our Australian refineries due to a new gas contract

•Absence of a gain related to the divestiture of the Gum Springs waste treatment facility

Sales

Sales increased $478 primarily as a result of:

•Higher realized prices for aluminum and alumina

•Higher shipments due to the end of the strike at the San Ciprián smelter

•Higher alumina shipments on timing of vessels

•Higher rolled products volume due to 7 kmt higher shipments and higher aluminum prices

Sales increased $489 primarily as a result of:

•Higher realized prices for aluminum and alumina

•Restart of the Bécancour smelter

•Higher shipments due to the end of the strike at the San Ciprián smelter

•Higher rolled products revenue due to 9 kmt higher shipments and higher aluminum prices

Partially offset by:

•Curtailment of the Intalco smelter

Cost of goods sold

Cost of goods sold as a percentage of sales decreased 2.7% primarily as a result of:

•Higher realized prices for aluminum and alumina

Partially offset by:

•Higher energy costs at the alumina refineries due to higher spot prices during the first quarter

Cost of goods sold as a percentage of sales decreased 5.2% primarily as a result of:

•Higher realized prices for aluminum and alumina

Partially offset by:

•Higher energy costs at the Australia alumina refineries due to a new gas contract

•Net unfavorable foreign currency movements due to a weaker U.S. dollar against most major currencies except the Brazilian real

	Sequential Period Comparison	Year-to-date Comparison
Selling, general administrative, and other expenses	Selling, general administrative, and other selling expense decreased $3 primarily as a result of: •Lower external portfolio action costs as the sale of the Warrick Rolling Mill has completed

Selling, general administrative, and other selling expense decreased $8 primarily as a result of:

•Lower personnel and travel costs due to completion of the new operating model at end of first quarter 2020 and pandemic travel limitations

•Absence of increase in bad debt reserve

Provision for depreciation, depletion, and amortization

Depreciation increased $12 primarily as a result of:

•Higher depreciation at the Australian mines due to mine moves

•Foreign exchange impacts due to a weaker U.S. dollar, particularly against the Australian dollar

Partially offset by:

•Absence of depreciation at the Warrick Rolling Mill as it was classified as held for sale

Depreciation increased $12 primarily as a result of:

•Higher depreciation at the Australian mines due to mine moves

•Foreign exchange impacts due to a weaker U.S. dollar against most major currencies except the Brazilian real

Partially offset by:

•Absence of depreciation at the Warrick Rolling Mill as it was classified as held for sale

Interest expense

Interest expense decreased $1 primarily as a result of:

•Lower interest due to two fewer days in the period

Partially offset by:

•Additional interest on the $500 notes that were issued in March 2021 at a rate of 4.125%

Interest expense increased $12 primarily as a result of:

•Additional interest on the $750 notes that were issued in July 2020 at a rate of $5.5%

•Additional interest on the $500 notes that were issued in March 2021 at a rate of 4.125%

Other (income) expenses, net

Other (income) expenses, net increased $68 primarily as a result of:

•Gain on the sale of the Warrick Rolling Mill

•Lower non-service costs related to pension and OPEB

•Favorable foreign exchange revaluation impacts from the sequential strengthening of the U.S. dollar at first quarter 2021 end (despite weak U.S. dollar for most of the quarter)

•Higher equity earnings from the Ma’aden aluminum joint venture due to higher aluminum prices

Other (income) expenses, net decreased $108 primarily as a result of:

•The absence of gain related to the divestiture of a waste processing facility at Gum Springs

Partially offset by:

•Gain on the sale of the Warrick Rolling Mill

•Favorable mark to market results on embedded credit derivative due to tightening credit spreads

•Favorable foreign exchange revaluation impacts from the strengthening of the U.S. dollar at first quarter 2021 end

•Higher equity earnings from the Ma’aden joint venture due to higher aluminum prices

•Lower non-service costs related to pension and OPEB

Restructuring and other charges, net

In the first quarter of 2021, the Company recorded net charges of $7 which was primarily related to $9 in settlements and curtailments of certain other postretirement benefits related to the sale of the Warrick Rolling Mill; $6 related to additional take or pay contract costs at the Intalco and Wenatchee smelters; $3 related to remediation costs at a former facility; and a $12 reversal of remaining environmental and asset retirement obligation reserves at a previously closed Tennessee site due to the completion of demolition and the determination that remaining site remediation is no longer required.

In the fourth quarter of 2020, the Company recorded net charges of $60 which was primarily related to $52 in settlements and curtailments of certain pension and other postretirement benefits.

In the three-month period of 2021, the Company recorded net charges of $7 which was primarily related to $9 in settlements and curtailments of certain other postretirement benefits related to the sale of the Warrick Rolling Mill; $6 related to additional take or pay contract costs at the Intalco and Wenatchee smelters; $3 related to remediation costs at a former facility; and a $12 reversal of remaining environmental and asset retirement obligation reserves at a previously closed Tennessee site due to the completion of demolition and the determination that remaining site remediation is no longer required.

In the three-month period of 2020, Alcoa Corporation recorded net charges of $2 comprised of several insignificant items, including pension curtailment charges of $3.

	Sequential Period Comparison	Year-to-date Comparison
Provision for income taxes

The Provision for income taxes in the first quarter of 2021 was $93 on income before taxes of $312 or 29.8%. In comparison, the fourth quarter of 2020 Provision for income taxes was $20 on income before taxes of $37 or 53.7%.

The increase in taxes is attributable to the higher income before taxes noted above, as well as the distribution of earnings among tax jurisdictions. In the current quarter, the Company had lower losses in the jurisdictions where it maintains a full tax valuation reserve bringing the effective tax rate down from the prior period.

The Provision for income taxes in the three-month period of 2021 was $93 on income before taxes of $312 or 29.8%. In comparison, the three-month period of 2020 Provision for income taxes was $80 on income before taxes of $219 or 36.8%.

The increase in taxes is primarily attributable to the higher income before taxes noted above.

In the three-month period in 2021, the Company had similar losses in the jurisdictions where it maintains a full tax valuation reserve but higher income in the jurisdictions with statutory rates of approximately 30% pulling the overall tax rate toward that mark.

Noncontrolling interest

Net income attributable to noncontrolling interest was $44 in the first quarter of 2021 compared with $21 in the fourth quarter of 2020. These amounts are entirely related to Alumina Limited’s 40% ownership interest in several affiliated operating entities.

In the first quarter of 2021 these combined entities, particularly the Alumina segment entities, generated higher net income compared with the fourth quarter of 2020. The favorable change in earnings was mainly driven by higher alumina prices (see Alumina under Segment Information below).

Net income attributable to noncontrolling interest was $44 in the three-month period of 2021 compared with $59 in the three-month period of 2020.

Net income attributed to non-controlling interest decreased due to higher energy costs at the Australia alumina refineries due to a new gas contract, unfavorable foreign exchange impacts as the U.S. dollar weakened mainly against the Australian dollar, partially offset by higher alumina prices.

Segment Information

Alcoa Corporation is a producer of bauxite, alumina, and aluminum products. The Company’s operations consist of three worldwide reportable segments: Bauxite, Alumina, and Aluminum. Segment performance under Alcoa Corporation’s management reporting system is evaluated based on a number of factors; however, the primary measure of performance is the Adjusted EBITDA (Earnings before interest, taxes, depreciation, and amortization) of each segment. The Company calculates Segment Adjusted EBITDA as Total sales (third-party and intersegment) minus the following items: Cost of goods sold; Selling, general administrative, and other expenses; and Research and development expenses. Alcoa Corporation’s Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Bauxite

Business Update. During the first quarter, the segment realized lower internal bauxite pricing and lower earnings from minority owned mines. Further, the Company successfully relocated the Willowdale mining operations to the next planned location in the Darling range and operations have resumed. Additional costs to finalize the move are anticipated through the third quarter of 2021. The segment incurred higher depreciation expense in the first quarter related to these mine moves.

Production in the below table can vary from Total shipments due primarily to differences between the equity allocation of production and off-take agreements with the respective equity investment. Operating costs in the table below includes all production-related costs: conversion costs, such as labor, materials, and utilities; depreciation, depletion, and amortization; and plant administrative expenses.

	Quarter ended		Three months ended
	March 31, 2021	December 31, 2020	March 31, 2021	March 31, 2020
Production (mdmt)	11.9	12.2	11.9	11.6
Third-party shipments (mdmt)	1.5	1.9	1.5	1.4
Intersegment shipments (mdmt)	10.5	10.4	10.5	10.5
Total shipments (mdmt)	12.0	12.3	12.0	11.9
Third-party sales	$58	$79	$58	$71
Intersegment sales	185	225	185	235
Total sales	$243	$304	$243	$306
Segment Adjusted EBITDA	$59	$120	$59	$120
Operating costs	$237	$217	$237	$213
Average cost per dry metric ton of bauxite	$20	$18	$20	$18

	Sequential Period Comparison	Year-to-date Comparison
Production

Production decreased 2% primarily as a result of:

•Slightly lower production across most of the portfolio due to two fewer days in the period

Partially offset by:

•Better operational performance at the Huntly mine

Production increased 3% primarily as a result of: •Higher production across Alcoa operated mines Partially offset by: •Slightly lower production at most equity-owned mines •One less day in the period
Third-party sales

Third-party sales decreased $21 primarily as a result of:

•Lower sales volumes

•Lower royalties due to the absence of a favorable true-up that occurred in the fourth quarter 2020

•Lower average realized prices

Partially offset by:

•Unfavorable foreign currency impacts due to a weaker U.S. dollar against most currencies except the Brazilian real

Third-party sales decreased $13 primarily as a result of:

•Lower average realized prices

•Lower royalties due to the absence of a favorable true-up that occurred in the first quarter of 2020

Partially offset by:

•Higher sales volumes

	Sequential Period Comparison	Year-to-date Comparison
Intersegment sales	Intersegment sales decreased $40 primarily as a result of: •Lower average realized prices on sales with the Alumina segment Partially offset by: •Higher trading volumes	Intersegment sales decreased $50 primarily as a result of: •Lower average realized prices on sales with the Alumina segment •Lower sales volumes
Segment Adjusted EBITDA

Segment adjusted EBITDA decreased 51% primarily as a result of:

•Lower average realized prices

•Lower earnings from equity investments

•Lower royalties due to the absence of a favorable true-up that occurred in the fourth quarter

Partially offset by:

•Higher trading volumes

•Higher rehabilitation credits

Segment adjusted EBITDA decreased 51% primarily as a result of:

•Lower average realized prices

•Lower royalties due to the absence of a favorable true up in the first quarter of 2020

•Lower earnings from equity investments

Partially offset by:

•Higher third-party sales volumes

Forward Look. For the second quarter of 2021, operations are expected to be consistent with the first quarter of 2021.

Alumina

Business Update. During the first quarter of 2021, the average API trended favorably, showing a 7% and 10% improvement over the first and fourth quarters of 2020, respectively. The alumina segment also experienced lower internal bauxite costs which were partially offset by higher energy costs in both periods.

At March 31, 2021, the Alumina segment had base capacity of 12,759 kmt with 214 kmt of curtailed refining capacity. There were no changes to base or curtailed capacity during 2020 or through the first three months of 2021.

Total shipments include metric tons that were not produced by the Alumina segment. Such alumina was purchased to satisfy certain customer commitments. The Alumina segment bears the risk of loss of the purchased alumina until control of the product has been transferred to this segment’s customer. Additionally, operating costs in the table below includes all production-related costs: raw materials consumed; conversion costs, such as labor, materials, and utilities; depreciation and amortization; and plant administrative expenses.

	Quarter ended		Three months ended
	March 31, 2021	December 31, 2020	March 31, 2021	March 31, 2020
Production (kmt)	3,327	3,371	3,327	3,298
Third-party shipments (kmt)	2,472	2,312	2,472	2,365
Intersegment shipments (kmt)	1,101	1,046	1,101	1,075
Total shipments (kmt)	3,573	3,358	3,573	3,440
Third-party sales	760	$620	760	$707
Intersegment sales	364	314	364	336
Total sales	$1,124	$934	$1,124	$1,043
Segment Adjusted EBITDA	$227	$97	$227	$193
Average realized third-party price per metric ton of alumina	$308	$268	$308	$299
Operating costs	$886	$841	$886	$844
Average cost per metric ton of alumina	$248	$250	$248	$245

	Sequential Period Comparison	Year-to-date Comparison
Production

Production decreased 1% primarily as a result of:

•Slightly lower production across most of the portfolio due to two fewer days in the period

Partially offset by:

•Recovery in production at San Ciprián following the suspension of a labor strike

Production increased 1% primarily as a result of: •Slightly higher production across most of the portfolio due to better operational performance Partially offset by: •One less day in the period
Third-party sales	Third-party sales increased 23% primarily as a result of: •160 kmt higher third-party shipments •Higher average realized price of $40/ton principally driven by a higher average API (on a 30-day lag)	Third-party sales increased 7% primarily as a result of: •107 kmt higher third-party shipments •Higher average realized price of $9/ton principally driven by a higher average API (on a 30-day lag)
Intersegment sales	Intersegment sales increased 16% primarily as a result of: •Higher average realized price of $40/ton •Slightly higher demand from the Aluminum segment	Intersegment sales increased 8% primarily as a result of: •Higher average realized price of $9/ton •Slightly higher demand from the Aluminum segment
Segment Adjusted EBITDA

Segment adjusted EBITDA increased $130 primarily as a result of:

•Higher average realized price of $40/ton

•Lower costs for bauxite and caustic soda

Partially offset by:

•Higher energy prices in Australia and Spain due to higher spot market prices

Segment adjusted EBITDA increased $34 primarily as a result of:

•Higher average realized price of $9/ton

•Lower costs for bauxite and caustic soda

Partially offset by:

•Higher energy prices in Australia due to a new gas contract

•Net unfavorable foreign currency movements due to a weaker U.S. dollar (particularly against the Australian dollar)

Forward Look. For the second quarter of 2021 in comparison with the first quarter, we expect stable operations with higher production costs due to seasonal maintenance and energy costs.

Aluminum

Business Update. During the first quarter, metal prices increased and shipments remained strong, including improved demand for value-add products. The suspension of the labor strike at the San Ciprián smelter resulted in higher sales volumes from metal shipments that had been blocked during the strike.

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

	Quarter ended		Three months ended
Total Aluminum information	March 31, 2021	December 31, 2020	March 31, 2021	March 31, 2020
Third-party aluminum shipments (kmt)	831	735	831	725
Third-party sales	$2,047	$1,685	$2,047	$1,598
Intersegment sales	2	5	2	3
Total sales	$2,049	$1,690	$2,049	$1,601
Segment Adjusted EBITDA	$283	$181	$283	$62

	Quarter ended		Three months ended
Primary Aluminum information	March 31, 2021	December 31, 2020	March 31, 2021	March 31, 2020
Production (kmt)	548	559	548	564
Third-party shipments (kmt)	748	660	748	652
Third-party sales	$1,727	$1,380	$1,727	$1,297
Average realized third-party price per metric ton	$2,308	$2,094	$2,308	$1,988
Total shipments (kmt)	773	672	773	663
Operating costs	$1,494	$1,281	$1,494	$1,327
Average cost per metric ton	$1,933	$1,906	$1,933	$2,002

	Sequential Period Comparison	Year-to-date Comparison
Production	Primary production decreased 2% as a result of: •Two fewer days in the period •Production per day remained flat across portfolio	Production decreased 3% primarily as a result of: •Curtailment of Intalco completed in 3Q20 •One less day in the period Partially offset by: •ABI restart completed in 3Q20
Third-party sales

Third-party sales increased $362 primarily as a result of:

•Increase in LME

•Higher shipments due to the end of the strike at the San Ciprián smelter

•Higher rolled products sales on higher shipments and price

•Increase in value-add primary aluminum sales volume of 10%

Third-party sales increased $449 primarily as a result of:

•Increase in LME

•Restart of the Bécancour smelter

•Higher shipments due to the end of the strike at the San Ciprián smelter

•Higher rolled products sales on higher shipments and price

•Increase in value-add primary aluminum sales

Partially offset by:

•Curtailment of the Intalco smelter

Segment Adjusted EBITDA	Segment adjusted EBITDA increased $102 primarily as a result of: •Increase in realized metal prices Partially offset by: •Higher alumina and raw material costs

Segment adjusted EBITDA increased $221 primarily as a result of:

•Increase in realized metal prices

•Favorable impacts from the curtailment of Intalco and ABI restart

Partially offset by:

•Unfavorable currency impacts

The following table provides consolidated capacity and curtailed capacity (each in kmt) for each smelter owned by Alcoa Corporation:

		March 31, 2021		December 31, 2020		March 31, 2020
Facility	Country	Capacity (1)	Curtailed	Capacity (1)	Curtailed	Capacity (1)	Curtailed
Portland	Australia	197	30	197	30	197	30
São Luís (Alumar)	Brazil	268	268	268	268	268	268
Baie Comeau	Canada	280	—	280	—	280	—
Bécancour (3)	Canada	310	—	310	—	310	49
Deschambault	Canada	260	—	260	—	260	—
Fjarðaál	Iceland	344	—	344	—	344	—
Lista	Norway	94	—	94	—	94	—
Mosjøen	Norway	188	—	188	—	188	—
San Ciprián	Spain	228	—	228	—	228	—
Intalco (2)	U.S.	279	279	279	279	279	49
Massena West	U.S.	130	—	130	—	130	—
Warrick	U.S.	269	108	269	108	269	108
Wenatchee	U.S.	146	146	146	146	146	146
		2,993	831	2,993	831	2,993	650

(1)	These figures represent Alcoa Corporation’s share of the facility Nameplate Capacity based on its ownership interest in the respective smelter.
(2)

On April 22, 2020, Alcoa announced the curtailment of the remaining 230 kmt of smelting capacity at the Intalco smelter. The full curtailment of 279 kmt, which includes 49 kmt of earlier-curtailed capacity, was completed during the third quarter of 2020.

(3)

Curtailed capacity at the Bécancour (Canada) smelter decreased by 49 kmt from the first quarter 2020 to the first quarter 2021 as a result of the restart process. The restart completed during the third quarter of 2020.

Forward Look. For the second quarter of 2021 in comparison to the first quarter, we expect sustained strong shipments and demand for value-add products, partially offset by unfavorable impacts from the absence of the Warrick Rolling Mill results, lower hydro sales from a seasonal decline in market prices, unfavorable impacts from current energy market conditions, and higher seasonal maintenance.

Reconciliation of Certain Segment Information

Reconciliation of Total Segment Third-Party Sales to Consolidated Sales

	Quarter ended		Three months ended
	March 31, 2021	December 31, 2020	March 31, 2021	March 31, 2020
Bauxite	$58	$79	$58	$71
Alumina	760	620	760	707
Aluminum:
Primary aluminum	1,727	1,380	1,727	1,297
Other(1)	320	305	320	301
Total segment third-party sales	2,865	2,384	2,865	2,376
Other	5	8	5	5
Consolidated sales	$2,870	$2,392	$2,870	$2,381

(1)

Other includes third-party sales of flat-rolled aluminum and energy, as well as realized gains and losses related to embedded derivative instruments designated as cash flow hedges of forward sales of aluminum.

Reconciliation of Total Segment Operating Costs to Consolidated Cost of Goods Sold

	Quarter ended		Three months ended
	March 31, 2021	December 31, 2020	March 31, 2021	March 31, 2020
Bauxite	$237	$217	$237	$213
Alumina	886	841	886	844
Primary aluminum	1,494	1,281	1,494	1,327
Other(1)	374	322	374	314
Total segment operating costs	2,991	2,661	2,991	2,698
Eliminations(2)	(544)	(549)	(544)	(566)
Provision for depreciation, depletion, amortization(3)	(176)	(164)	(176)	(163)
Other(4)	21	26	21	56
Consolidated cost of goods sold	$2,292	$1,974	$2,292	$2,025

(1)	Other largely relates to the Aluminum segment’s flat-rolled aluminum product division.
(2)	Represents the elimination of cost of goods sold related to intersegment sales between Bauxite and Alumina and between Alumina and Aluminum.
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

Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net Income (Loss) Attributable to Alcoa Corporation

	Quarter ended		Three months ended
	March 31, 2021	December 31, 2020	March 31, 2021	March 31, 2020
Total Segment Adjusted EBITDA	$569	$398	$569	$375
Unallocated amounts:
Transformation(1)	(11)	(8)	(11)	(16)
Intersegment eliminations	(7)	5	(7)	(8)
Corporate expenses(2)	(26)	(30)	(26)	(27)
Provision for depreciation, depletion, and amortization	(182)	(170)	(182)	(170)
Restructuring and other charges, net	(7)	(60)	(7)	(2)
Interest expense	(42)	(43)	(42)	(30)
Other income (expenses), net	24	(44)	24	132
Other(3)	(6)	(11)	(6)	(35)
Consolidated income before income taxes	312	37	312	219
Provision for income taxes	(93)	(20)	(93)	(80)
Net income attributable to noncontrolling interest	(44)	(21)	(44)	(59)
Consolidated net income (loss) attributable to Alcoa Corporation	$175	$(4)	$175	$80

(1)	Transformation includes, among other items, the Adjusted EBITDA of previously closed operations.
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

Environmental Matters

See the Environmental Matters section of Note P to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Alcoa Corporation’s primary future cash flows are centered on operating activities, particularly working capital, as well as sustaining and return-seeking capital expenditures. Alcoa’s ability to fund its cash needs depends on the Company’s ongoing ability to generate and raise cash in the future. Although management believes that Alcoa’s future cash from operations, together with the Company’s Revolving Credit Facility (as defined below) and access to capital markets, will provide adequate resources to fund operating and investing needs, the Company’s access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) Alcoa Corporation’s credit rating; (ii) the liquidity of the overall capital markets; and (iii) the current state of the economy and commodity markets. There can be no assurances that the Company will continue to have access to capital markets on terms acceptable to Alcoa Corporation.

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

The Company has completed the following actions thus far in 2021 to strengthen its balance sheet and provide more flexibility in the use of excess cash:

•

On March 31, completed the sale of the Warrick Rolling Mill for initial net cash proceeds of $583; cash consideration of $598 less transaction costs of $7 and initial spending on site separation capital expenditures of $8;

•	In March, issued $500 of 4.125% Senior Notes due 2029;
•	On April 1, made discretionary contribution of $500 to its U.S. defined benefit pension plans; and
•	On April 7, fully redeemed $750 of 6.75% Senior Notes due 2024 at a redemption price equal to 103.375% plus accrued and unpaid interest.

Additionally, management has taken actions to improve and maintain Alcoa’s liquidity levers. These include amending the Company’s Revolving Credit Facility to provide a more favorable leverage ratio calculation and a more favorable minimum interest expense coverage ratio.

The Company’s liquidity options, including the credit facilities and the Receivables Purchase Agreement, provide flexibility in managing cash flows. Management believes that the Company’s cash on hand, future operating cash flows, and liquidity options, combined with its strategic actions and cash preservation initiatives, are adequate to fund its near term operating and investing needs.

Alcoa Corporation’s cost of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short- and long-term debt ratings assigned to Alcoa Corporation’s debt by the major credit rating agencies.

Cash from Operations

Cash provided from operations was $6 in the 2021 three-month period compared with cash used for operations of $90 in the 2020 three-month period, resulting in an increase in cash provided of $96. Notable changes to sources and (uses) of cash include:

•

($194) in certain working capital accounts (receivables, inventories, and accounts payable, trade), primarily an increase in receivables balance on higher aluminum and alumina prices in the 2021 three-month period;

•

$88 from changes in accrued expenses caused primarily by higher customer advances, lower use of accrued vacation, and lower payments on restructuring, interest, and other postretirement benefits; partially offset by slightly higher payments on asset retirement obligations and environmental remediation;

•

($54) included as a change in noncurrent assets related to the receipt of payment on an outstanding receivable with the Suriname government in the first quarter or 2020 and an increase in a receivable for royalties in the first quarter of 2021; and,

•	$46 from changes in other current assets primarily due to higher payments received for earned carbon compensation credits.

The remaining change in Cash provided from operations is primarily attributable to higher Net income and other changes in related Statement of Consolidated Operations amounts.

In the third quarter of 2020, AofA paid approximately $74 (A$107) to the ATO related to the tax dispute described in Note P to the Consolidated Financial Statements in Part I Item I of this Form 10-Q. Upon payment, AofA recorded a noncurrent prepaid tax asset, as the Company continues to believe it is more likely than not that AofA’s tax position will be sustained and therefore is not recognizing any tax expense in relation to this matter. In accordance with Australian tax laws, the initial interest assessment and additional interest are deductible against AofA’s 2020 taxable income resulting in approximately $166 (A$219) and $4 (A$5) lower cash tax payments in the second half of 2020 and the first quarter of 2021, respectively. Interest compounded in future periods is also deductible against AofA’s income in the respective periods. If AofA is ultimately successful, the interest deduction would become taxable as income in the year the dispute is resolved. In addition, should the ATO decide in the interim to reduce any interest already assessed, the reduction would be taxable as income at that point in time. During 2021, AofA will continue to record its tax provision and tax liability without effect of the ATO assessment, since it expects to prevail. The tax payable will remain on AofA’s balance sheet as a noncurrent liability, increased by the tax effect of subsequent periods’ interest deductions, until dispute resolution, which is expected to take several years. At March 31, 2021, the noncurrent liability resulting from the cumulative interest deductions was approximately $170 (A$224).

Financing Activities

Cash provided from financing activities was $428 in the 2021 three-month period compared with cash used for financing activities of $44 in the 2020 three-month period, resulting in a favorable change of $472.

The source of cash in the 2021 three-month period was primarily due to the issuance of $500 aggregate principal amount 2029 Notes by ANHBV in March 2021 resulting in net proceeds of approximately $493. The net proceeds were partially offset by $62 in net cash paid to Alumina Limited (see Noncontrolling interest in Results of Operations above) and $6 in financial contributions related to the divested Spanish facilities.

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

On March 4, 2021 (the Amendment No. 4 Effective Date), Alcoa Corporation and Alcoa Nederland Holding B.V. (ANHBV), a wholly-owned subsidiary of the Company, entered into an amendment (Amendment No. 4) to the Revolving Credit Facility (as amended, Revolving Credit Facility) that provides additional flexibility to the Company and ANHBV by (i) increasing the maximum leverage ratio from 2.50 to 1.00 to 2.75 to 1.00 as of the Amendment No. 4 Effective Date (which maximum leverage ratio had been temporarily increased to 3.00 to 1.00 prior to the Amendment No. 4 Effective Date), (ii) decreasing the minimum interest expense coverage ratio from 5.00 to 1.00 to 4.00 to 1.00 as of the Amendment No. 4 Effective Date, (iii) amending the definition of Total Indebtedness (as defined in the Revolving Credit Facility) to permit the Company to exclude the principal amount of new senior notes issued during 2021 from indebtedness for purposes of the calculation of the leverage ratio in fiscal year 2021 (subject to adjustments based on pension obligations funded) and (iv) ending temporary restrictions on the Company’s ability to make certain restricted payments or incur incremental loans under the Revolving Credit Facility.

Amendment No. 4 also (i) provides additional debt capacity to permit the Company to issue up to $750 million in aggregate principal amount of new senior notes prior to the end of fiscal year 2021 and (ii) a corresponding increase in the maximum leverage ratio commensurate with the increase in leverage resulting from the issuance of such notes up to the amount of pension obligations funded after the issuance of such notes but prior to December 31, 2021, which increase shall in any event not be in excess of the principal amount of such notes. Such additional increase in the maximum leverage ratio will be available beginning in the first quarter of 2022.

The Revolving Credit Facility provides a $1,500 senior secured revolving credit facility to be used for working capital and/or other general corporate purposes of Alcoa Corporation and its subsidiaries. In the fourth quarter of 2020, ANHBV elected to extend the period under which temporary adjustments in Amendment No. 3 would apply, through March 31, 2021. The amendment temporarily adjusted the manner in which Consolidated Cash Interest Expense and Total Indebtedness (as defined in the Revolving Credit Facility) are calculated with respect to the 5.500% Senior Notes due 2027 issued in July 2020. In addition, this election to extend the temporary amendments resulted in a reduction of the aggregate amount of commitments under the Revolving Credit Facility by approximately $245 during the first quarter of 2021, to $1,255.

At March 31, 2021, the maximum additional borrowing capacity available to the Company to remain in compliance with the maximum leverage ratio covenant in the Revolving Credit Facility was approximately $1,687. Therefore, the Company may access the entire amount of commitments under the Revolving Credit Facility. As of March 31, 2021, Alcoa Corporation was in compliance with all covenants. There were no borrowings outstanding at March 31, 2021, and there were no amounts borrowed during the three month period of 2021 related to this facility.

See Note K to the Consolidated Financial Statements in this Form 10-Q and Note M to the Consolidated Financial Statements in Part II Item 8 of the 2020 Annual Report on Form 10-K for additional information related to Alcoa’s credit facilities.

144A Debt

In March 2021, ANHBV, a wholly-owned subsidiary of Alcoa Corporation, issued $500 aggregate principal amount of 2029 Notes in a private transaction exempt from the registration requirements of the Securities Act. The net proceeds of this issuance were approximately $493 reflecting a discount to the initial purchasers of the 2029 Notes as well as issuance costs. The Company used the net proceeds, together with cash on hand, to contribute $500 to its U.S. defined benefit pension plans applicable to salaried and hourly employees on April 1, 2021, and to redeem in full the outstanding the 2024 Notes on April 7, 2021, and to pay transaction-related fees and expenses. The discount to the initial purchasers, as well as costs to complete the financing, was deferred and is being amortized to interest expense over the term of the 2029 Notes. Interest on the 2029 Notes is paid semi-annually in March and September, and interest payments will commence September 30, 2021.

Investing Activities

Cash provided from investing activities was $514 in the 2021 three-month period compared with $107 for the same period of 2020, resulting in a favorable change in $407.

In the 2021 three-month period, the source of cash was primarily attributable to proceeds from the sale of assets of $591, primarily the Warrick Rolling Mill, partially offset by $75 in capital expenditures, composed of $71 in sustaining projects and $4 in return-seeking projects.

In the 2020 three-month period, the source of cash was primarily attributable to proceeds from the sale of assets of $199, primarily the Gum Springs waste treatment facility, partially offset by $91 in capital expenditures, composed of $70 in sustaining projects and $21 in return-seeking projects.

Contractual Obligations

In March 2021, ANHBV, a wholly-owned subsidiary of Alcoa Corporation, issued $500 aggregate principal amount of 2029 Notes and issued a notice of redemption to redeem all $750 aggregate principal amount outstanding of its 2024 Notes. On April 7, 2021 (Redemption Date), ANHBV completed the transaction at a redemption price equal to 103.375% of the principal amount of the 2024 Notes, plus accrued and unpaid interest to but not including the Redemption Date. As of March 31, 2021, Alcoa’s interest related to total debt is expected to be $169 for 2021 (including $25 redemption premium), $255 for the 2022-2023 period, $255 for the 2024-2025 period, and $266 thereafter for a combined total of $945. Further, contractual obligations related to the repayment of long-term debt and short-term borrowings are expected to be $829 for 2021, $2 for the 2022-2023 period, $1 for the 2024-2025 period, and $2,251 thereafter for a combined total of $3,083.

In addition to redeeming the 2024 Notes, the Company used the net proceeds from the issuance of the notes being offered, together with cash on hand, to contribute $500 on April 1, 2021, to its U.S. defined benefit pension plans applicable to salaried and hourly employees.

Further, as a result of the enactment of the American Rescue Plan, which was signed into law on March 11, 2021, the Company intends to adopt the relief provisions allowable under the law related to single-employer pensions. As a result of the American Rescue Plan and the $500 unscheduled contribution, Alcoa’s minimum required contribution to defined benefit pension plans in 2021 is now estimated to be approximately $135, of which approximately $105 is primarily for U.S. plans. Further, Alcoa’s minimum required contributions to defined benefit pension plans are expected to be $220 for the 2022-2023 period, $205 for the 2024-2025 period, for a combined total of $560, with approximately 80% applicable to U.S. plans.

The $500 U.S. pension contribution in April was added to the Company’s pre-funding balance, the current balance of which is more than sufficient to cover the U.S. portion of the minimum obligations presented. Under ERISA regulations, a plan sponsor that establishes a pre-funding balance by making discretionary contributions to a U.S. defined benefit pension plan may elect to apply all or a portion of this balance toward its minimum required contribution obligations to the related plan in future years. In 2021, management will continue to consider making such election related to the Company’s U.S. plans.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See the Derivatives and Other Financial Instruments section of Note M to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Alcoa Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the U.S. Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, and they have concluded that these controls and procedures were effective as of March 31, 2021.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the first quarter of 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of its business, Alcoa is involved in a number of lawsuits and claims, both actual and potential. In addition to the matter discussed below, various other lawsuits, claims, and proceedings have been or may be instituted or asserted against Alcoa Corporation, including those pertaining to environmental, safety and health, commercial, tax, product liability, intellectual property infringement, employment, employee and retiree benefit matters, and other actions and claims arising out of the normal course of business. While the amounts claimed in these other matters may be substantial, the ultimate liability is not readily determinable because of the considerable uncertainties that exist. Accordingly, it is possible that the Company’s liquidity or results of operations in a particular period could be materially affected by one or more of these other matters. However, based on facts currently available, management believes that the disposition of these other matters that are pending or asserted will not have a material adverse effect, individually or in the aggregate, on the financial position of the Company. See Part I Item 1 of this Form 10-Q in Note P to the Consolidated Financial Statements for additional information.

Environmental Matters

In connection with three soil erosion events that occurred between December 2020 and March 2021 after significant rainfall at the Company’s Juruti operations in Brazil, in April 2021, the State Secretariat of Environment and Sustainability of Pará (SEMAS) in Brazil performed site inspections and subsequently issued infraction notices and assessed fines totaling approximately $380,000 (R$2,000,000). Though Alcoa World Alumina Brasil Ltda. (AWAB), the legal entity to which the fines were issued (60% owned by Alcoa Corporation), is working to resolve the matter with SEMAS, additional infraction notices for the incidents remain under review and it is possible that additional fines could be issued. AWAB is disputing these fines at the administrative level. None of these incidents involved or affected bauxite residues or impoundments.

Item 1A. Risk Factors.

We face a number of risks that could materially and adversely affect our business, results of operations, cash flow, liquidity, or financial condition. A discussion of our risk factors can be found in Part I Item 1A. Risk Factors of Alcoa Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. As of March 31, 2021, there have been no material changes to the risk factors. The coronavirus (COVID-19) pandemic continues to present a risk to the business and the impacts from COVID-19 could exacerbate other risks discussed in Part I Item 1A. Risk Factors of Alcoa Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, any of which could have a material adverse effect on us. This situation is continuously evolving, and additional impacts may arise of which we are not currently aware.

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

First Quarter 2021	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1 to January 31	-	$-	-	$150,000,000
February 1 to February 28	-	-	-	150,000,000
March 1 to March 31	-	-	-	150,000,000
Total	-	-	-

Item 4. Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this report.

Item 6. Exhibits.

2.1

Purchase Agreement, dated as of November 30, 2020, by and between Alcoa Corporation and Kaiser Aluminum Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 6, 2021 (File No. 1-37816))

4.1

Indenture, dated as of March 24, 2021, among Alcoa Nederland Holding B.V., Alcoa Corporation, certain subsidiaries of Alcoa Corporation, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 24, 2021 (File No. 1-37816))

10.1

Amendment No. 4 dated as of March 4, 2021 to the Revolving Credit Agreement dated as of September 16, 2016, as amended as of October 26, 2016, as amended and restated as of November 14, 2017 and as amended and restated as of November 21, 2018, as amended as of August 16, 2019, as amended as of April 21, 2020 and as amended as of June 24, 2020, among Alcoa Corporation, Alcoa Nederland Holding B.V., the lenders and issuers from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders and issuers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 4, 2021 (File No. 1-37816))

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

Alcoa Corporation

May 5, 2021	/s/ William F. Oplinger
Date	William F. Oplinger
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

May 5, 2021	/s/ Molly S. Beerman
Date	Molly S. Beerman
Senior Vice President and Controller
(Principal Accounting Officer)