Form 10-Q
period 2021-06-30
Alcoa Corp
filed 2021-07-29
CIK 1675149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

As of July 23, 2021, 186,866,156 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	Second quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Sales (E)	$2,833	$2,148	$5,703	$4,529
Cost of goods sold (exclusive of expenses below)	2,156	1,932	4,448	3,957
Selling, general administrative, and other expenses	54	44	106	104
Research and development expenses	6	5	13	12
Provision for depreciation, depletion, and amortization	161	152	343	322
Restructuring and other charges, net (D)	33	37	40	39
Interest expense	67	32	109	62
Other (income) expenses, net (Q)	(105)	51	(129)	(81)
Total costs and expenses	2,372	2,253	4,930	4,415
Income (loss) before income taxes	461	(105)	773	114
Provision for income taxes	111	45	204	125
Net income (loss)	350	(150)	569	(11)
Less: Net income attributable to noncontrolling interest	41	47	85	106
NET INCOME (LOSS) ATTRIBUTABLE TO ALCOA CORPORATION	$309	$(197)	$484	$(117)
EARNINGS PER SHARE ATTRIBUTABLE TO ALCOA CORPORATION COMMON SHAREHOLDERS (F):
Basic	$1.66	$(1.06)	$2.60	$(0.63)
Diluted	$1.63	$(1.06)	$2.56	$(0.63)

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income (unaudited)

(in millions)

	Alcoa Corporation		Noncontrolling interest		Total
	Second quarter ended June 30,		Second quarter ended June 30,		Second quarter ended June 30,
	2021	2020	2021	2020	2021	2020
Net income (loss)	$309	$(197)	$41	$47	$350	$(150)
Other comprehensive income (loss), net of tax (G):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	253	(127)	3	2	256	(125)
Foreign currency translation adjustments	204	135	51	94	255	229
Net change in unrecognized gains/losses on cash flow hedges	(266)	(390)	5	(1)	(261)	(391)
Total Other comprehensive income (loss), net of tax	191	(382)	59	95	250	(287)
Comprehensive income (loss)	$500	$(579)	$100	$142	$600	$(437)

	Alcoa Corporation		Noncontrolling interest		Total
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020	2021	2020
Net income (loss)	$484	$(117)	$85	$106	$569	$(11)
Other comprehensive loss, net of tax (G):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	384	(89)	4	2	388	(87)
Foreign currency translation adjustments	28	(528)	(9)	(151)	19	(679)
Net change in unrecognized gains/losses on cash flow hedges	(470)	311	2	(21)	(468)	290
Total Other comprehensive loss, net of tax	(58)	(306)	(3)	(170)	(61)	(476)
Comprehensive income (loss)	$426	$(423)	$82	$(64)	$508	$(487)

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents (M)	$1,652	$1,607
Receivables from customers (I)	644	471
Other receivables	100	85
Inventories (J)	1,547	1,398
Fair value of derivative instruments (M)	25	21
Assets held for sale (C)	—	648
Prepaid expenses and other current assets	233	290
Total current assets	4,201	4,520
Properties, plants, and equipment	20,551	20,522
Less: accumulated depreciation, depletion, and amortization	13,575	13,332
Properties, plants, and equipment, net	6,976	7,190
Investments (H)	1,113	1,051
Deferred income taxes	729	655
Fair value of derivative instruments (M)	3	—
Other noncurrent assets	1,416	1,444
Total assets	$14,438	$14,860
LIABILITIES
Current liabilities:
Accounts payable, trade	$1,392	$1,403
Accrued compensation and retirement costs	378	395
Taxes, including income taxes	126	91
Fair value of derivative instruments (M)	236	103
Liabilities held for sale (C)	—	242
Other current liabilities	538	525
Long-term debt due within one year (K & M)	1	2
Total current liabilities	2,671	2,761
Long-term debt, less amount due within one year (K & M)	2,216	2,463
Accrued pension benefits (L)	682	1,492
Accrued other postretirement benefits (L)	661	744
Asset retirement obligations	584	625
Environmental remediation (P)	262	293
Fair value of derivative instruments (M)	1,203	742
Noncurrent income taxes	191	209
Other noncurrent liabilities and deferred credits	550	515
Total liabilities	9,020	9,844
CONTINGENCIES AND COMMITMENTS (P)
EQUITY
Alcoa Corporation shareholders’ equity:
Common stock	2	2
Additional capital	9,695	9,663
Accumulated deficit	(241)	(725)
Accumulated other comprehensive loss (G)	(5,687)	(5,629)
Total Alcoa Corporation shareholders’ equity	3,769	3,311
Noncontrolling interest	1,649	1,705
Total equity	5,418	5,016
Total liabilities and equity	$14,438	$14,860

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Six months ended June 30,
	2021	2020
CASH FROM OPERATIONS
Net income (loss)	$569	$(11)
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion, and amortization	343	322
Deferred income taxes	48	(6)
Equity earnings, net of dividends	(46)	15
Restructuring and other charges, net (D)	40	39
Net gain from investing activities – asset sales (Q)	(124)	(176)
Net periodic pension benefit cost (L)	24	67
Stock-based compensation	18	17
Provision for bad debt expense	1	2
Premium paid on early redemption of debt	25	—
Other	28	5
Changes in assets and liabilities, excluding effects of divestitures and foreign currency translation adjustments:
(Increase) Decrease in receivables	(270)	124
(Increase) Decrease in inventories	(184)	184
Decrease in prepaid expenses and other current assets	58	13
Increase (Decrease) in accounts payable, trade	32	(183)
(Decrease) in accrued expenses	(20)	(120)
Increase in taxes, including income taxes	40	7
Pension contributions (L)	(570)	(59)
(Increase) Decrease in noncurrent assets	(34)	19
(Decrease) in noncurrent liabilities	(58)	(61)
CASH (USED FOR) PROVIDED FROM OPERATIONS	(80)	198
FINANCING ACTIVITIES
Additions to debt (original maturities greater than three months)	495	—
Payments on debt (original maturities greater than three months)	(776)	—
Proceeds from the exercise of employee stock options	14	—
Financial contributions for the divestiture of businesses (D)	(13)	(24)
Contributions from noncontrolling interest	—	16
Distributions to noncontrolling interest	(137)	(106)
Other	(4)	(1)
CASH USED FOR FINANCING ACTIVITIES	(421)	(115)
INVESTING ACTIVITIES
Capital expenditures	(154)	(168)
Proceeds from the sale of assets	705	199
Additions to investments	(3)	(3)
CASH PROVIDED FROM INVESTING ACTIVITIES	548	28
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(2)	(26)
Net change in cash and cash equivalents and restricted cash	45	85
Cash and cash equivalents and restricted cash at beginning of year	1,610	883
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$1,655	$968

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Changes in Consolidated Equity (unaudited)

(in millions)

	Alcoa Corporation shareholders
Second quarter ended June 30, 2020	Common stock	Additional capital	Retained earnings (deficit)	Accumulated other comprehensive loss	Non- controlling interest	Total equity
Balance at March 31, 2020	$2	$9,647	$(476)	$(4,898)	$1,536	$5,811
Net (loss) income	—	—	(197)	—	47	(150)
Other comprehensive (loss) income (G)	—	—	—	(382)	95	(287)
Stock-based compensation	—	9	—	—	—	9
Contributions	—	—	—	—	16	16
Distributions	—	—	—	—	(75)	(75)
Other	—	(1)	1	—	—	—
Balance at June 30, 2020	$2	$9,655	$(672)	$(5,280)	$1,619	$5,324

Second quarter ended June 30, 2021
Balance at March 31, 2021	$2	$9,674	$(550)	$(5,878)	$1,625	$4,873
Net income	—	—	309	—	41	350
Other comprehensive loss (G)	—	—	—	191	59	250
Stock-based compensation	—	10	—	—	—	10
Common stock issued: compensation plans	—	10	—	—	—	10
Distributions	—	—	—	—	(75)	(75)
Other	—	1	—	—	(1)	—
Balance at June 30, 2021	$2	$9,695	$(241)	$(5,687)	$1,649	$5,418

Six months ended June 30, 2020
Balance at December 31, 2019	$2	$9,639	$(555)	$(4,974)	$1,774	$5,886
Net (loss) income	—	—	(117)	—	106	(11)
Other comprehensive loss (G)	—	—	—	(306)	(170)	(476)
Stock-based compensation	—	17	—	—	—	17
Contributions	—	—	—	—	16	16
Distributions	—	—	—	—	(106)	(106)
Other	—	(1)	—	—	(1)	(2)
Balance at June 30, 2020	$2	$9,655	$(672)	$(5,280)	$1,619	$5,324

Six months ended June 30, 2021
Balance at December 31, 2020	$2	$9,663	$(725)	$(5,629)	$1,705	$5,016
Net income	—	—	484	—	85	569
Other comprehensive loss (G)	—	—	—	(58)	(3)	(61)
Stock-based compensation	—	18	—	—	—	18
Common stock issued: compensation plans	—	14	—	—	—	14
Distributions	—	—	—	—	(137)	(137)
Other	—	—	—	—	(1)	(1)
Balance at June 30, 2021	$2	$9,695	$(241)	$(5,687)	$1,649	$5,418

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

In accordance with GAAP, certain situations require management to make estimates based on judgments and assumptions, which may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They also may affect the reported amounts of revenues and expenses during the reporting periods. Management uses historical experience and all available information to make these estimates, including considerations for the impact of the coronavirus (COVID-19) pandemic on the macroeconomic environment. The COVID-19 pandemic could adversely impact estimates made as of June 30, 2021 regarding future results, such as the recoverability of goodwill and long-lived assets and the realizability of deferred tax assets. Despite these inherent limitations, management believes that the amounts recorded in the financial statements related to these items are based on its best estimates and judgments using all relevant information available at the time. Management regularly evaluates the judgments and assumptions used in its estimates, and results could differ from those estimates upon future events and their effects or new information.

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

C. Divestitures

Eastalco Land Sale

In June 2021, the Company completed the sale of the previously closed Eastalco Aluminum smelter site in the state of Maryland in a transaction valued at $100. Upon closing of the transaction, the Company received $94 in cash and recorded a gain of $90 in Other (income) expenses, net ($90 pre- and $89 after-tax; see Note Q) on the Statement of Consolidated Operations.

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

On March 31, 2021, Alcoa completed the sale for total consideration of approximately $670, which includes the assumption of $66 in other postretirement benefit liabilities (after a post-closing adjustment that lowered the amount by $6 in the second quarter 2021). Additionally, as of March 31, 2021, the Company incurred transaction costs of $7. The Company recorded a gain of $27 in Other (income) expenses, net (pre- and after-tax) on the Statement of Consolidated Operations in the first quarter of 2021 (see Note Q). The consideration and gain amounts are subject to further customary post-closing adjustments. Further, the Company recorded estimated liabilities of approximately $70 in the first quarter of 2021 for future site separation commitments and remaining transaction costs associated with the sale agreement. During the second quarter of 2021, the Company recorded an additional net gain of $3 in Other (income) expenses, net related to working capital, other postretirement benefit liabilities, and site separation costs.

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

D. Restructuring and Other Charges, Net– In the second quarter and six-month period of 2021, Alcoa Corporation recorded Restructuring and other charges, net, of $33 and $40, respectively, which were comprised of the following components:

•	A charge of $39 (both periods) related to the settlement of certain pension benefits (see Note L);
•	A reversal of $5 (both periods) due to lower costs for waste treatment at a previously closed Suriname site;
•	A reversal of $5 (both periods) due to lower costs for site remediation related to a previously closed site in Brazil;
•	A charge of $3 and $9, respectively, for additional take or pay contract costs related to the curtailed Wenatchee (Washington) and Intalco (Washington) smelters;
•	A net charge of $9 (six-month period only) related to the settlement and curtailment of certain other postretirement benefits resulting from the sale of the Warrick Rolling Mill (see Note L);

•

A $12 reversal (six-month period only) of remaining environmental and asset retirement obligation reserves at a previously closed Tennessee site due to the completion of demolition and the determination that remaining site remediation is no longer required (see Note P). The reserves were originally established through a restructuring charge upon closure of the site; and,

•	A net charge of $1 and $5, respectively, for several other insignificant items.

In the second quarter and six-month period of 2020, Alcoa Corporation recorded Restructuring and other charges, net, of $37 and $39, respectively, which were primarily comprised of costs related to the curtailment of the Intalco (Washington) smelter of $27 (both periods), and $11 and $13, respectively, for additional contract costs related to the curtailed Wenatchee (Washington) smelter, in addition to several insignificant items including impacts related to pension curtailments.

Alcoa Corporation does not include Restructuring and other charges, net in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

	Second quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Bauxite	$—	$—	$—	$—
Alumina	—	—	—	2
Aluminum	3	37	18	39
Segment total	3	37	18	41
Corporate	30	—	22	(2)
Total Restructuring and other charges, net	$33	$37	$40	$39

During 2019, the Company completed the divestiture of the Avilés and La Coruña (Spain) aluminum facilities to PARTER Capital Group AG (PARTER) in a sale process endorsed by the Spanish government and supported by the workers’ representatives. In 2020, PARTER sold its majority stake in the facilities to an unrelated party. The Company had no knowledge of the subsequent transaction prior to its announcement, and has filed a lawsuit asserting that the sale was in breach of the sale agreement between Alcoa and PARTER (see Note P).

As a result of the divestiture, a restructuring reserve of $30 remained at December 31, 2020 related to financial contributions to the divested entities pursuant to the sale agreement. In the second quarter and six-month period of 2021, cash payments of $7 and $13, respectively, were made against the reserve. In accordance with the terms of the agreement, payments against the restructuring reserve may be made through the fourth quarter of 2021. These payments are dependent upon the divested entities meeting certain capital expenditure obligations.

Activity and reserve balances for restructuring charges were as follows:

	Severance and employee termination costs	Other costs	Total
Balance at December 31, 2019	$35	$102	$137
Restructuring and other charges, net	16	36	52
Cash payments	(41)	(79)	(120)
Reversals and other	(4)	(2)	(6)
Balance at December 31, 2020	6	57	63
Restructuring and other charges, net	—	10	10
Cash payments	(3)	(21)	(24)
Reversals and other	—	—	—
Balance at June 30, 2021	$3	$46	$49

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

The noncurrent portion of the reserve was $1 at both June 30, 2021 and December 31, 2020.

E. Segment Information – Alcoa Corporation is a producer of bauxite, alumina, and aluminum products. The Company’s operations consist of three worldwide reportable segments: Bauxite, Alumina, and Aluminum. Segment performance under Alcoa Corporation’s management reporting system is evaluated based on a number of factors; however, the primary measure of performance is the Adjusted EBITDA (Earnings before interest, taxes, depreciation, and amortization) of each segment. The Company calculates Segment Adjusted EBITDA as Total sales (third-party and intersegment) minus the following items: Cost of goods sold; Selling, general administrative, and other expenses; and Research and development expenses. Alcoa Corporation believes that the presentation of Adjusted EBITDA is useful to investors because such measure provides both additional information about the operating performance of Alcoa Corporation and insight on the ability of Alcoa Corporation to meet its financial obligations. The presentation of Adjusted EBITDA is not intended to be a substitute for, and should not be considered in isolation from, the financial measures reported in accordance with GAAP. Alcoa Corporation’s Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The operating results of Alcoa Corporation’s reportable segments were as follows (differences between segment totals and consolidated amounts are in Corporate):

	Bauxite	Alumina	Aluminum	Total
Second quarter ended June 30, 2021
Sales:
Third-party sales	$39	$688	$2,102	$2,829
Intersegment sales	179	343	3	525
Total sales	$218	$1,031	$2,105	$3,354
Segment Adjusted EBITDA	$41	$124	$460	$625
Supplemental information:
Depreciation, depletion, and amortization	$32	$50	$73	$155
Equity (loss) income	$—	$(1)	$28	$27
Second quarter ended June 30, 2020
Sales:
Third-party sales	$66	$603	$1,475	$2,144
Intersegment sales	245	289	2	$536
Total sales	$311	$892	$1,477	$2,680
Segment Adjusted EBITDA	$131	$88	$(34)	$185
Supplemental information:
Depreciation, depletion, and amortization	$30	$37	$79	$146
Equity loss	$—	$(8)	$(12)	$(20)

	Bauxite	Alumina	Aluminum	Total
Six months ended June 30, 2021
Sales:
Third-party sales	$97	$1,448	$4,149	$5,694
Intersegment sales	364	707	5	1,076
Total sales	$461	$2,155	$4,154	$6,770
Segment Adjusted EBITDA	$100	$351	$743	$1,194
Supplemental information:
Depreciation, depletion, and amortization	$89	$96	$146	$331
Equity (loss) income	—	(6)	41	35
Six months ended June 30, 2020
Sales:
Third-party sales	$137	$1,310	$3,073	$4,520
Intersegment sales	480	625	5	1,110
Total sales	$617	$1,935	$3,078	$5,630
Segment Adjusted EBITDA	$251	$281	$28	$560
Supplemental information:
Depreciation, depletion, and amortization	$64	$86	$160	$310
Equity loss	—	(17)	(7)	(24)

The following table reconciles total Segment Adjusted EBITDA to Consolidated net income (loss) attributable to Alcoa Corporation:

	Second quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Total Segment Adjusted EBITDA	$625	$185	$1,194	$560
Unallocated amounts:
Transformation(1)	(13)	(10)	(24)	(26)
Intersegment eliminations	35	30	28	22
Corporate expenses(2)	(28)	(21)	(54)	(48)
Provision for depreciation, depletion, and amortization	(161)	(152)	(343)	(322)
Restructuring and other charges, net (D)	(33)	(37)	(40)	(39)
Interest expense	(67)	(32)	(109)	(62)
Other income (expenses), net (Q)	105	(51)	129	81
Other(3)	(2)	(17)	(8)	(52)
Consolidated income (loss) before income taxes	461	(105)	773	114
Provision for income taxes	(111)	(45)	(204)	(125)
Net income attributable to noncontrolling interest	(41)	(47)	(85)	(106)
Consolidated net income (loss) attributable to Alcoa Corporation	$309	$(197)	$484	$(117)

(1)	Transformation includes, among other items, the Adjusted EBITDA of previously closed operations.
(2)

Corporate expenses are composed of general administrative and other expenses of operating the corporate headquarters and other global administrative facilities, as well as research and development expenses of the corporate technical center.

(3)	Other includes certain items that impact Cost of goods sold on Alcoa Corporation’s Statement of Consolidated Operations that are not included in the Adjusted EBITDA of the reportable segments.

The following table details Alcoa Corporation’s Sales by product division:

	Second quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Primary aluminum	$2,112	$1,202	$3,839	$2,499
Alumina	684	600	1,444	1,307
Flat-rolled aluminum(1)	—	271	320	543
Energy	49	22	88	74
Bauxite	34	61	86	120
Other(2)	(46)	(8)	(74)	(14)
	$2,833	$2,148	$5,703	$4,529

(1)	Flat-rolled aluminum represented sales of the Warrick Rolling Mill through the sale of the facility on March 31, 2021 (see Note C).
(2)	Other includes realized gains and losses related to embedded derivative instruments designated as cash flow hedges of forward sales of aluminum.

F. Earnings Per Share – Basic earnings per share (EPS) amounts are computed by dividing earnings by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding.

The information used to compute basic and diluted EPS attributable to Alcoa Corporation common shareholders was as follows (shares in millions):

	Second quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to Alcoa Corporation	$309	$(197)	$484	$(117)
Average shares outstanding – basic	187	186	186	186
Effect of dilutive securities:
Stock options	—	—	—	—
Stock units	3	—	3	—
Average shares outstanding – diluted	190	186	189	186

Options to purchase less than one million shares of common stock outstanding at June 30, 2021 were excluded because they had a weighted average exercise price of $44.11 per share which was greater than the average market price of Alcoa Corporation’s common stock.

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

G. Accumulated Other Comprehensive Loss

The following table details the activity of the three components that comprise Accumulated other comprehensive loss for both Alcoa Corporation’s shareholders and Noncontrolling interest:

	Alcoa Corporation		Noncontrolling interest
	Second quarter ended June 30,		Second quarter ended June 30,
	2021	2020	2021	2020
Pension and other postretirement benefits (L)
Balance at beginning of period	$(2,405)	$(2,244)	$(66)	$(56)
Other comprehensive income (loss):
Unrecognized net actuarial loss and prior service cost/benefit	164	(181)	2	1
Tax benefit	—	4	—	—
Total Other comprehensive income (loss) before reclassifications, net of tax	164	(177)	2	1
Amortization of net actuarial loss and prior service cost/benefit(1)	89	52	1	1
Tax expense(2)	—	(2)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	89	50	1	1
Total Other comprehensive income (loss)	253	(127)	3	2
Balance at end of period	$(2,152)	$(2,371)	$(63)	$(54)

Foreign currency translation
Balance at beginning of period	$(2,561)	$(2,823)	$(904)	$(1,079)
Other comprehensive income(3)	204	135	51	94
Balance at end of period	$(2,357)	$(2,688)	$(853)	$(985)

Cash flow hedges (M)
Balance at beginning of period	$(912)	$169	$(4)	$—
Other comprehensive (loss) income:
Net change from periodic revaluations	(397)	(513)	9	(4)
Tax benefit (expense)	75	112	(3)	1
Total Other comprehensive (loss) income before reclassifications, net of tax	(322)	(401)	6	(3)
Net amount reclassified to earnings:
Aluminum contracts(4)	72	1	—	—
Financial contracts(5)	(4)	4	(2)	3
Interest rate contracts(6)	1	1	—	—
Foreign exchange contracts(4)	(2)	7	—	—
Sub-total	67	13	(2)	3
Tax (expense) benefit(2)	(11)	(2)	1	(1)
Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	56	11	(1)	2
Total Other comprehensive (loss) income	(266)	(390)	5	(1)
Balance at end of period	$(1,178)	$(221)	$1	(1)

Total Accumulated other comprehensive loss	$(5,687)	$(5,280)	$(915)	$(1,040)

	Alcoa Corporation		Noncontrolling interest
	Six months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Pension and other postretirement benefits (L)
Balance at beginning of period	$(2,536)	$(2,282)	$(67)	$(56)
Other comprehensive income (loss):
Unrecognized net actuarial loss and prior service cost/benefit	233	(201)	2	—
Tax benefit	2	10	—	—
Total Other comprehensive income (loss) before reclassifications, net of tax	235	(191)	2	—
Amortization of net actuarial loss and prior service cost/benefit(1)	150	106	2	2
Tax expense(2)	(1)	(4)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	149	102	2	2
Total Other comprehensive income (loss)	384	(89)	4	2
Balance at end of period	$(2,152)	$(2,371)	$(63)	$(54)

Foreign currency translation
Balance at beginning of period	$(2,385)	$(2,160)	$(844)	$(834)
Other comprehensive income (loss)(3)	28	(528)	(9)	(151)
Balance at end of period	$(2,357)	$(2,688)	$(853)	$(985)

Cash flow hedges (M)
Balance at beginning of period	$(708)	$(532)	$(1)	$20
Other comprehensive (loss) income:
Net change from periodic revaluations	(700)	339	(1)	(30)
Tax benefit (expense)	131	(63)	—	8
Total Other comprehensive (loss) income before reclassifications, net of tax	(569)	276	(1)	(22)
Net amount reclassified to earnings:
Aluminum contracts(4)	113	14	—	—
Financial contracts(5)	5	7	4	1
Interest rate contracts(6)	4	2	—	—
Foreign exchange contracts(4)	(3)	15	—	—
Sub-total	119	38	4	1
Tax (expense) benefit(2)	(20)	(3)	(1)	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	99	35	3	1
Total Other comprehensive (loss) income	(470)	311	2	(21)
Balance at end of period	$(1,178)	$(221)	$1	$(1)

Total Accumulated other comprehensive loss	$(5,687)	$(5,280)	$(915)	$(1,040)
(1)	These amounts were included in the computation of net periodic benefit cost for pension and other postretirement benefits (see Note L).
(2)	These amounts were reported in Provision for income taxes on the accompanying Statement of Consolidated Operations.
(3)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.
(4)	These amounts were primarily reported in Sales on the accompanying Statement of Consolidated Operations.
(5)	These amounts were reported in Cost of goods sold on the accompanying Statement of Consolidated Operations.
(6)	These amounts were reported in Other (income) expenses, net of the accompanying Statement of Consolidated Operations.
(7)	A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings.

H. Investments– A summary of unaudited financial information for Alcoa Corporation’s equity investments is as follows (amounts represent 100% of investee financial information):

Second quarter ended June 30, 2021	Saudi Arabia Joint Venture	Mining	Energy	Other
Sales	$741	$197	$60	$96
Cost of goods sold	508	146	32	78
Net income (loss)	102	25	27	(4)
Equity in net income (loss) of affiliated companies, before reconciling adjustments	26	9	11	(2)
Other	—	(1)	—	8
Alcoa Corporation’s equity in net income of affiliated companies	26	8	11	6

Second quarter ended June 30, 2020
Sales	$507	$209	$47	$85
Cost of goods sold	446	130	24	75
Net (loss) income	(75)	(5)	20	(6)
Equity in net (loss) income of affiliated companies, before reconciling adjustments	(19)	3	7	(3)
Other	(1)	2	1	5
Alcoa Corporation’s equity in net (loss) income of affiliated companies	(20)	5	8	2

Six months ended June 30, 2021
Sales	$1,423	$370	$115	$191
Cost of goods sold	1,011	269	57	171
Net income (loss)	147	20	52	(6)
Equity in net income (loss) of affiliated companies, before reconciling adjustments	37	10	21	(3)
Other	(4)	(1)	—	11
Alcoa Corporation’s equity in net income of affiliated companies	33	9	21	8

Six months ended June 30, 2020
Sales	$1,092	$427	$106	$158
Cost of goods sold	908	278	50	142
Net (loss) income	(88)	4	47	(15)
Equity in net (loss) income of affiliated companies, before reconciling adjustments	(22)	9	18	(7)
Other	(4)	(1)	(1)	10
Alcoa Corporation’s equity in net (loss) income of affiliated companies	(26)	8	17	3

The Company’s basis in the ElysisTM Limited Partnership, included in Other in the table above, has been reduced to zero for its share of losses incurred to date. As a result, the Company has $40 in unrecognized losses as of June 30, 2021 that will be recognized upon additional contributions into the partnership.

I. Receivables

On October 25, 2019, a wholly-owned subsidiary of the Company entered into a $120 three-year revolving credit facility agreement secured by certain customer receivables. On April 20, 2020, the Company amended this agreement converting it to a Receivables Purchase Agreement to sell up to $120 of the receivables previously secured by the credit facility without recourse on a revolving basis. The unsold portion of the specified receivable pool will be pledged as collateral to the purchasing bank to secure the sold receivables. Through the second quarter of 2021, no receivables have been sold under this agreement.

J. Inventories

	June 30, 2021	December 31, 2020
Finished goods	$283	$321
Work-in-process	184	112
Bauxite and alumina	460	412
Purchased raw materials	444	377
Operating supplies	176	176
	$1,547	$1,398

Inventories related to the Warrick Rolling Mill were excluded from the December 31, 2020 balances in the above table due to the sale of the rolling mill and were classified as Assets held for sale (see Note C).

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

Amendment No. 4 also (i) provides additional debt capacity to permit the Company to issue up to $750 in aggregate principal amount of new senior notes prior to the end of fiscal year 2021 and (ii) a corresponding increase in the maximum leverage ratio commensurate with the increase in leverage resulting from the issuance of such notes up to the amount of pension obligations funded after the issuance of such notes but prior to December 31, 2021, which increase shall in any event not be in excess of the principal amount of such notes. Such additional increase in the maximum leverage ratio will be available beginning in the first quarter of 2022.

The Revolving Credit Facility provides a $1,500 senior secured revolving credit facility to be used for working capital and/or other general corporate purposes of Alcoa Corporation and its subsidiaries. In the fourth quarter of 2020, ANHBV elected to extend the period under which temporary adjustments in Amendment No. 3 would apply, through March 31, 2021. The amendment temporarily adjusted the manner in which Consolidated Cash Interest Expense and Total Indebtedness (as defined in the Revolving Credit Facility) are calculated with respect to the 5.500% Senior Notes due 2027 issued in July 2020. In addition, this election to extend the temporary amendments resulted in a reduction of the aggregate amount of commitments under the Revolving Credit Facility by approximately $245 during the first quarter of 2021, to $1,255. This reduction ended at the end of the first quarter of 2021, and the aggregate amount of commitments returned to $1,500 as of April 1, 2021.

At June 30, 2021, the maximum additional borrowing capacity available to the Company to remain in compliance with the maximum leverage ratio covenant in the Revolving Credit Facility was approximately $3,034. Therefore, the Company may access the entire amount of commitments under the Revolving Credit Facility. As of June 30, 2021, Alcoa Corporation was in compliance with all covenants. There were no borrowings outstanding at June 30, 2021, and there were no amounts borrowed during the second quarter and six-months ended 2021 related to this facility.

144A Debt.

In March 2021, ANHBV completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt issuance for $500 aggregate principal amount of 4.125% Senior Notes due 2029 (the 2029 Notes). The net proceeds of this issuance were approximately $493 reflecting a discount to the initial purchasers of the 2029 Notes, as well as issuance costs. The Company used the net proceeds, together with cash on hand, to contribute $500 to its U.S. defined benefit pension plans applicable to salaried and hourly employees on April 1, 2021, and to redeem in full $750 aggregate principal amount of the Company’s outstanding 6.75% Senior Notes due 2024 (the 2024 Notes) on April 7, 2021, and to pay transaction-related fees and expenses.

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

The issuance of the 2029 Notes and the redemption of the 2024 Notes were determined to be an issuance of new debt and an extinguishment of existing debt. As a result, the Company recorded a loss of $32 on the extinguishment of debt in the second quarter of 2021 in Interest expense, which is comprised of the redemption premium and the write-off of deferred financing fees and unamortized debt issuance costs. The cash flows related to the transaction are classified as financing cash flows.

L. Pension and Other Postretirement Benefits – The components of net periodic benefit cost were as follows:

	Second quarter ended June 30,		Six months ended June 30,
Pension benefits	2021	2020	2021	2020
Service cost	$5	$13	$10	$27
Interest cost(1)	29	41	58	83
Expected return on plan assets(1)	(73)	(73)	(146)	(147)
Recognized net actuarial loss(1)	50	53	101	104
Settlements(2)	39	—	39	—
Curtailments(2)	—	1	—	4
Net periodic benefit cost	$50	$35	$62	$71

	Second quarter ended June 30,		Six months ended June 30,
Other postretirement benefits	2021	2020	2021	2020
Service cost	$1	$1	$3	$2
Interest cost(1)	4	5	8	10
Recognized net actuarial loss(1)	5	5	11	9
Amortization of prior service benefit(1)	(4)	(4)	(8)	(7)
Settlements(2)	—	—	26	—
Curtailments(2)	—	(2)	(17)	(2)
Net periodic benefit cost	$6	$5	$23	$12
(1)	These amounts were reported in Other (income) expenses, net on the accompanying Statement of Consolidated Operations (see Note Q).
(2)	These amounts were reported in Restructuring and other charges, net on the accompanying Statements of Consolidated Operations (see Note D) and of Cash Flows.

Plan Actions. In 2021, management initiated the following actions to certain pension and other postretirement benefit plans:

Action #1 – On March 31, 2021, Alcoa completed the sale of the Warrick Rolling Mill to Kaiser Aluminum Corporation for total consideration of $670, which included the assumption of $66 in other postretirement benefit liabilities (after a post-closing adjustment that lowered the amount by $6 in the second quarter of 2021). The consideration amount is subject to further customary post-closing adjustments. Approximately 1,150 employees at the rolling operations, which includes the casthouse, hot mill, cold mills, and coating and slitting lines, became employees of Kaiser. As a result, the affected plan was remeasured, including an update to the discount rate used to determine the benefit obligation of the plan. Accrued other postretirement benefits reflects a decrease of $40 related to the remeasurement in addition to the $66 assumed by Kaiser. Further, Alcoa recognized a curtailment gain of $17 and a settlement charge of $26.

Action #2 – In the second quarter of 2021, settlement accounting and a related plan remeasurement was triggered within Alcoa’s U.S. salaried pension plan as a result of a high number of participants electing lump sum payments. This includes former employees of the Warrick Rolling Mill, as well as other Alcoa employees making this election at retirement. Alcoa recorded a $90 decrease to Accrued pension benefits related to this remeasurement and recognized a settlement charge of $39.

The following table presents certain information and the financial impacts of this action on the accompanying Consolidated Financial Statements:

Action #	Number of affected plan participants	Weighted average discount rate as of December 31, 2020	Plan remeasurement date	Weighted average discount rate as of plan remeasurement date	Decrease to accrued pension benefits liability	Decrease to accrued other postretirement benefits liability	Curtailment gain(1)	Settlement charge(1)
1	~840	2.45%	March 31, 2021	3.06%	$—	$(106)	$(17)	$26
2	~120	2.38%	June 30, 2021	2.71%	$(90)	$—	$—	$39

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

Under ERISA regulations, a plan sponsor that establishes a pre-funding balance by making discretionary contributions to a U.S. defined benefit pension plan may elect to apply all or a portion of this balance toward its minimum required contribution obligations to the related plan in future years. In the second quarter of 2021, management made such election related to the Company’s U.S. plans.

Alcoa’s minimum required contribution to defined benefit pension plans in 2021 is estimated to be approximately $80, assuming election of the use of the pre-funding balance for the U.S. plan requirement for the remainder of 2021.

In the second quarter of 2021, $6 was contributed to non-U.S. plans and $54 was elected to be deducted from the pre-funding balance of the U.S. plans. In the six month period of 2021, $49 and $20 were contributed to U.S. and non-U.S. plans, respectively.

In the six month period of 2020, approximately $40 and $19 were contributed to U.S. and non-U.S. plans, respectively.

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

The following tables present the detail for Level 1, 2 and 3 derivatives (see additional Level 3 information in further tables below):

	June 30, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
Level 1 and 2 derivative instruments	$23	$24	$21	$7
Level 3 derivative instruments	5	1,415	—	838
Total	$28	$1,439	$21	$845
Less: Current	25	236	21	103
Noncurrent	$3	$1,203	$—	$742

	2021		2020
Second quarter ended June 30,	Unrealized (loss) gain recognized in Other comprehensive (loss) income	Realized (loss) gain reclassed from Other comprehensive (loss) income to earnings	Unrealized (loss) gain recognized in Other comprehensive (loss) income	Realized (loss) gain reclassed from Other comprehensive (loss) income to earnings
Level 1 and 2 derivative instruments	$6	$(3)	$22	$(1)
Level 3 derivative instruments	(394)	(60)	(536)	(14)
Noncontrolling and equity interest	(9)	(4)	1	2
Total	$(397)	$(67)	$(513)	$(13)

For the quarter ended June 30, 2021, the realized loss of $3 on Level 1 and Level 2 cash flow hedges was comprised of a $2 loss recognized in Sales and a $1 loss recognized in Cost of goods sold. For the quarter ended June 30, 2020, the realized loss of $1 on Level 1 and 2 cash flow hedges was recognized in Cost of goods sold.

	2021		2020
Six months ended June 30,	Unrealized (loss) gain recognized in Other comprehensive (loss) income	Realized (loss) gain reclassed from Other comprehensive (loss) income to earnings	Unrealized gain (loss) recognized in Other comprehensive (loss) income	Realized (loss) gain reclassed from Other comprehensive (loss) income to earnings
Level 1 and 2 derivative instruments	$(8)	$(3)	$(7)	$(15)
Level 3 derivative instruments	(694)	(115)	331	(22)
Noncontrolling and equity interest	2	(1)	15	(1)
Total	$(700)	$(119)	$339	$(38)

For the six months ended June 30, 2021, the realized loss of $3 on Level 1 and 2 cash flow hedges was comprised of a $2 loss recognized in Sales and a $1 loss recognized in Cost of goods sold. For the six months ended June 30, 2020, the realized loss of $15 on Level 1 and 2 cash flow hedges was comprised of a $7 loss recognized in Sales and a $8 loss recognized in Cost of goods sold.

Alcoa Corporation has a financial contract that hedges the anticipated power requirements at one of its smelters that expires in July 2021 (Financial contract, below). In March 2021, Alcoa entered into four new financial contracts (Financial contracts (undesignated), below) with three counterparties to hedge the anticipated power requirements at this smelter for the period from August 2021 through July 2026. Two of these financial contracts include LME-linked pricing components and do not qualify for hedge accounting treatment. Management elected not to apply hedge accounting treatment for the other two financial contracts as the value of these contracts is not significant. Significant increases or decreases in the power market or the LME may result in a higher or lower fair value measurement of the financial contracts. Lower prices in the power market or higher LME prices would cause a decrease in the derivative asset or an increase in the derivative liability. Unrealized and realized gains and losses on these financial contracts will be included in Other (income) expenses, net on the accompanying Statement of Consolidated Operations.

Additional Level 3 Disclosures

The following table presents quantitative information related to the significant unobservable inputs described above for Level 3 derivative instruments (megawatt hours in MWh):

	June 30, 2021	Unobservable Input	Unobservable Input Range
Asset Derivatives
Financial contract	$2	Interrelationship of	Electricity (per MWh)	2021: $51.94
		forward energy price and the Consumer Price Index
Financial contract	3	MWh of energy needed	Electricity (per MWh)	2021: $47.27
(undesignated)		to produce the forecasted		2021: $35.06
		mt of aluminum	LME (per mt)	2021: $2,523
				2021: $2,513
Total Asset Derivatives	$5
Liability Derivatives
Power contract	$290	MWh of energy needed	LME (per mt)	2021: $2,520
		to produce the forecasted		2027: $2,379
		mt of aluminum	Electricity	Rate of 4 million MWh per year
Power contracts	1,105	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2021: $2,520 2029: $2,456 2036: $2,752
			Midwest premium (per pound)	2021: $0.2850 2029: $0.2750 2036: $0.2750
			Electricity	Rate of 17 million MWh per year
Power contract	2	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2021: $2,520 2021: $2,525
			Midwest premium (per pound)	2021: $0.2850 2021: $0.2950
			Electricity	Rate of 2 million MWh per year
Power contract (undesignated)	18	Estimated spread between the 30-year debt yield of Alcoa and the counterparty	Credit spread	2.45%: 30-year debt yield spread 5.32%: Alcoa (estimated) 2.87%: counterparty
Total Liability Derivatives	$1,415

The fair values of Level 3 derivative instruments recorded in the accompanying Consolidated Balance Sheet were as follows:

Asset Derivatives	June 30, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Current—financial contract	$2	$—
Total derivatives designated as hedging instruments	$2	$—
Derivatives not designated as hedging instruments:
Current—financial contract	$3	$—
Total derivatives not designated as hedging instruments	$3	$—
Total Asset Derivatives	$5	$—
Liability Derivatives
Derivatives designated as hedging instruments:
Current—power contracts	$213	$94
Current—financial contract	—	1
Noncurrent—power contracts	1,184	720
Total derivatives designated as hedging instruments	$1,397	$815
Derivatives not designated as hedging instruments:
Current—embedded credit derivative	$3	$4
Noncurrent—embedded credit derivative	15	19
Total derivatives not designated as hedging instruments	$18	$23
Total Liability Derivatives	$1,415	$838

Assuming market rates remain constant with the rates at June 30, 2021, a realized loss of $213 related to power contracts and a realized gain of $2 related to the financial contract are expected to be recognized in Sales and Cost of goods sold, respectively, over the next 12 months.

At June 30, 2021 and December 31, 2020, the power contracts with embedded derivatives designated as cash flow hedges hedge forecasted aluminum sales of 2,018 kmt and 2,130 kmt, respectively. At June 30, 2021 and December 31, 2020, the financial contract hedges forecasted electricity purchases of 208,692 and 1,427,184 megawatt hours, respectively.

The following tables present the reconciliation of activity for Level 3 derivative instruments:

	Assets	Liabilities
Second quarter ended June 30, 2021	Financial contract	Power contracts	Financial contract	Embedded credit derivative
April 1, 2021	$—	$1,047	$15	$18
Total gains or losses included in:
Sales (realized)	—	(67)	—	—
Cost of goods sold (realized)	—	—	7	—
Other income, net (unrealized/realized)	3	—	(1)	1
Other comprehensive (loss) income (unrealized)	2	417	(21)	—
Other	—	—	—	(1)
June 30, 2021	$5	$1,397	$—	$18
Change in unrealized gains or losses included in earnings for derivative instruments held at June 30, 2021:
Other income, net	$3	$—	$(1)	$1

	Assets	Liabilities
Six months ended June 30, 2021	Financial contract	Power contracts	Financial contract	Embedded credit derivative
January 1, 2021	$—	$814	$1	$23
Total gains or losses included in:
Sales (realized)	—	(107)	—	—
Cost of goods sold (realized)	—	—	(8)	—
Other expenses (income), net (unrealized/realized)	3	—	(1)	(5)
Other comprehensive (loss) income (unrealized)	2	690	6	—
Other	—	—	2	—
June 30, 2021	$5	$1,397	$—	$18
Change in unrealized gains or losses included in earnings for derivative instruments held at June 30, 2021:
Other expenses (income), net	$3	$—	$(1)	$(4)

There were no purchases, sales, or settlements of Level 3 derivative instruments in the periods presented.

Other Financial Instruments

The carrying values and fair values of Alcoa Corporation’s other financial instruments were as follows:

	June 30, 2021		December 31, 2020
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$1,652	$1,652	$1,607	$1,607
Restricted cash	3	3	3	3
Short-term borrowings	77	77	77	77
Long-term debt due within one year	1	1	2	2
Long-term debt, less amount due within one year	2,216	2,408	2,463	2,692

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

N. Income Taxes – Alcoa Corporation’s estimated annualized effective tax rate (AETR) for 2021 as of June 30, 2021 differs from the U.S. federal statutory rate of 21% primarily due to losses in countries with full valuation allowances resulting in no tax benefit, as well as foreign income taxed in higher rate jurisdictions.

	Six months ended June 30,
	2021	2020
Income before income taxes	$773	$114
Estimated annualized effective tax rate	28.0%	(183.0)%
Income tax expense (benefit)	$217	$(209)
(Unfavorable) favorable tax impact related to losses in jurisdictions with no tax benefit	(12)	333
Discrete tax (benefit) expense	(1)	1
Provision for income taxes	$204	$125

Alúmina Española, S.A. (Española) has incurred recent operating losses that may result in a three-year cumulative loss position later in 2021. At this point in time, management concluded that the Española’s net deferred tax assets will more likely than not be realized and a valuation allowance has not been recorded against deferred tax assets, but Española’s operating results will continue to be monitored. Upon changes in facts and circumstances, management may conclude that Española’s deferred tax assets may not be realized, resulting in a future charge to establish a valuation allowance. Española’s net deferred tax assets were $103 at June 30, 2021. The majority of Española’s net deferred tax assets relate to prior net operating losses.

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

Lease expense and operating cash flows include:

	Second quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Costs from operating leases	$17	$20	$38	$38
Variable lease payments	$4	$1	$5	$5
Short-term rental expense	$1	$—	$1	$1

The weighted average lease term and weighted average discount rate as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
Weighted average lease term for operating leases (years)	4.8	4.4
Weighted average discount rate for operating leases	5.2%	5.2%

The following represents the aggregate right-of use assets and related lease obligations recognized in the Consolidated Balance Sheet at:

	June 30, 2021	December 31, 2020
Properties, plants and equipment, net	$122	$137
Other current liabilities	$49	$60
Other noncurrent liabilities and deferred credits	76	82
Total operating lease liabilities	$125	$142

Right-of-use assets and lease liabilities related to the Warrick Rolling Mill were excluded from the December 31, 2020 balances in the above table due to the sale of the rolling mill and were classified as Assets held for sale (see Note C).

New leases of $4 and $12 were added during the second quarter and six-month period of 2021, respectively.

The future cash flows related to the operating lease obligations as of June 30, 2021 were as follows:

2021 (excluding the six months ended June 30)	$34
2022	37
2023	24
2024	15
2025	9
Thereafter	23
Total lease payments (undiscounted)	142
Less: discount to net present value	(17)
Total	$125

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

Alcoa Corporation’s environmental remediation reserve balance reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. The following table details the changes in the carrying value of recorded environmental remediation reserves:

Balance at December 31, 2019	$335
Liabilities incurred	7
Cash payments	(19)
Foreign currency translation and other	(1)
Balance at December 31, 2020	322
Liabilities incurred	4
Cash payments	(11)
Reversals of previously recorded liabilities	(17)
Balance at June 30, 2021	$298

At June 30, 2021 and December 31, 2020, the current portion of Alcoa Corporation’s environmental remediation reserve balance was $36 and $29, respectively.

The Company incurred liabilities of $4 during the six-month period of 2021 primarily related to wetlands mitigation at the Longview site in Washington and increases for ongoing monitoring and maintenance at various sites. These charges are primarily recorded in Restructuring and other charges, net and Cost of goods sold on the accompanying Statement of Consolidated Operations. Payments related to remediation expenses applied against the reserve were $6 and $11 in the second quarter and six-month period of 2021, respectively. These amounts include mandated expenditures as well as those not required by any regulatory authority or third party. Further, the Company recorded reversals of reserves of $10 and $17 during the second quarter and six-month period of 2021, respectively, related to:

•	$5 (both periods) due to lower costs for waste treatment at a previously closed Suriname site;
•	$5 (both periods) due to lower costs for site remediation related to a previously closed site in Brazil; and,
•	$7 (six-month period only) due to the determination that remaining site remediation is no longer required related to the previously closed Tennessee site.

The Company incurred liabilities of $2 for the six-month period of 2020 due to charges related to increases for ongoing monitoring and maintenance and environmental consulting work for a remediation project at the Fusina site in Italy. These charges are primarily recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. Payments related to remediation expenses applied against the reserve were $6 and $9 in the second quarter and six-month period of 2020, respectively. These amounts include mandated expenditures as well as those not required by any regulatory authority or third party. The reserve also reflects a decrease of $6 in the six-month period of 2020, due to the effects of foreign currency translation.

The estimated timing of cash outflows on the environmental remediation reserve at June 30, 2021 is as follows:

2021 (excluding the six months ended June 30, 2021)	$19
2022 - 2026	166
Thereafter	113
Total	$298

Reserve balances at June 30, 2021 and December 31, 2020, associated with significant sites with active remediation underway or for future remediation were $241 and $259, respectively. In management’s judgment, the Company’s reserves are sufficient to satisfy the provisions of the respective action plans. Upon changes in facts or circumstances, a change to the reserve may be required. The Company’s significant sites include:

Poços de Caldas, Brazil—The reserve associated with the 2015 closure of the Alcoa Alumínio S.A. smelter in Poços de Caldas, Brazil, is for remediation of historic spent potlining storage and disposal areas. The final remediation plan is currently under review; such review could require the reserve balance to be adjusted.

Fusina and Portovesme, Italy—Alcoa Corporation’s subsidiary Alcoa Trasformazioni S.r.l. has remediation projects underway for its closed smelter sites at Fusina and Portovesme which have been approved by the Italian Ministry for Ecologic Transition (MET), formerly the Italian Ministry of Environment and Protection of Land and Sea (MOE). Work is ongoing for soil remediation at the Fusina site with expected completion in 2022 and at the Portovesme site with expected completion in the second half of 2021. Additionally, annual payments are made to MET over a 10-year period through 2022 for groundwater emergency containment and natural resource damages at the Fusina site. The final remedial design for the groundwater remediation project at Portovesme was completed in 2020 and is awaiting approval from the MET.

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

Longview, Washington—In connection with a 2018 Consent Decree and Cleanup Action Plan with the State of Washington Department of Ecology, the Company’s subsidiary, Northwest Alloys as landowner, accepted certain responsibilities for future remediation of contaminated soil and sediments at the site located near Longview, Washington. In December 2020, the lessee of the land, who is a partner in the remediation of the site, filed for bankruptcy. As of June 30, 2021, the reserve related to the site is deemed to be sufficient.

Other Sites—The Company is in the process of decommissioning various other plants and remediating sites in several countries for potential redevelopment or to return the land to a natural state. In aggregate, there are approximately 35 remediation projects at these other sites that are planned or underway. These activities will be completed at various times in the future with the latest expected to be in 2026, after which ongoing monitoring and other activities may be required. At June 30, 2021 and December 31, 2020, the reserve balance associated with these activities was $57 and $63, respectively.

Tax

Spain— In July 2013, following a corporate income tax audit covering the 2006 through 2009 tax years, an assessment was received from Spain’s tax authorities disallowing certain interest deductions claimed by ParentCo’s Spanish consolidated tax group. Through various stages of subsequent appeal, denial, and re-assessment through the third quarter of 2018, Alcoa Corporation management came to believe that it was no longer more likely than not (greater than 50%) to prevail in this matter. Accordingly, in the third quarter of 2018, Alcoa Corporation recorded a charge of $30 (€26) in Provision for income taxes to establish a liability for its portion of the estimated loss in this matter, representing management’s best estimate at the time.

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

Brazil (AWAB)— In March 2013, AWAB was notified by the Brazilian Federal Revenue Office (RFB) that approximately $110 (R$220) of value added tax credits previously claimed are being disallowed and a penalty of 50% assessed. Of this amount, AWAB received $41 (R$82) in cash in May 2012. The value-added tax credits were claimed by AWAB for both fixed assets and export sales related to the Juruti bauxite mine and São Luís refinery expansion. The RFB has disallowed credits they allege belong to the consortium in which AWAB owns an interest and should not have been claimed by AWAB. Credits have also been disallowed as a result of challenges to apportionment methods used, questions about the use of the credits, and an alleged lack of documented proof. AWAB presented defense of its claim to the RFB on April 8, 2013. If AWAB is successful in this administrative process, the RFB would have no further recourse. If unsuccessful in this process, AWAB has the option to litigate at a judicial level. Separately from AWAB’s administrative appeal, in June 2015, a new tax law was enacted repealing the provisions in the tax code that were the basis for the RFB assessing a 50% penalty in this matter. As such, the estimated range of reasonably possible loss for these matters is $0 to $44 (R$220). It is management’s opinion that the allegations have no basis; however, at this time, the Company is unable to reasonably predict an outcome for this matter.

Australia (AofA)— In December 2019, AofA received a statement of audit position (SOAP) from the Australian Taxation Office (ATO) related to the pricing of certain historic third-party alumina sales. The SOAP proposed adjustments that would result in additional income tax payable by AofA. During 2020, the SOAP was the subject of an independent review process within the ATO. At the conclusion of this process, the ATO determined to continue with the proposed adjustments and issued Notices of Assessment (the Notices) that were received by AofA on July 7, 2020. The Notices asserted claims for income tax payable by AofA of approximately $160 (A$214). The Notices also included claims for compounded interest on the tax amount totaling approximately $530 (A$707).

On September 17, 2020, the ATO issued a position paper with its preliminary view on the imposition of administrative penalties related to the tax assessment issued to AofA. This paper proposed penalties of approximately $96 (A$128). AofA disagrees with the ATO’s proposed position on penalties and submitted a response to the position paper in the fourth quarter of 2020. After the ATO completes its review of AofA’s response, the ATO could issue a penalty assessment.

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

In accordance with the ATO’s dispute resolution practices, AofA paid 50% of the assessed income tax amount exclusive of interest and any penalties, or approximately $74 (A$107), during the third quarter 2020, and the ATO is not expected to seek further payment prior to final resolution of the matter. If AofA is ultimately successful, any amounts paid to the ATO as part of the 50% payment would be refunded. AofA funded the payment with cash on hand and recorded the payment within Other noncurrent assets as a tax assessment deposit; the related June 30, 2021 balance is $80 (A$107).

Further interest on the unpaid tax and interest amounts will continue to accrue during the dispute. The initial interest assessment and the additional interest accrued are deductible against taxable income by AofA but would be taxable as income in the year the dispute is resolved if AofA is ultimately successful. AofA applied this deduction beginning in the third quarter of 2020 which reduced cash tax payments by approximately $165 (A$219) in 2020 and $3 (A$5) and $7 (A$10), respectively, in the second quarter and six-month period of 2021. This amount has been reflected within Other noncurrent liabilities and deferred credits as a noncurrent accrued tax liability; the related June 30, 2021 balance is $172 (A$229).

The Company continues to believe it is more likely than not that AofA’s tax position will be sustained and therefore is not recognizing any tax expense in relation to this matter. However, because the ultimate resolution of this matter is uncertain at this time, the Company cannot predict the potential loss or range of loss associated with the outcome, which may materially affect its results of operations and financial condition. References to any assessed U.S. dollar amounts presented in connection with this matter have been converted into U.S. dollars from Australian dollars based on the exchange rate in effect as of June 30, 2021.

AofA is part of the Company’s joint venture with Alumina Limited, an Australian public company listed on the Australian Securities Exchange. The Company and Alumina Limited own 60% and 40%, respectively, of the joint venture entities, including AofA.

Other

Spain— During 2019, the Company completed the divestiture of the Avilés and La Coruña (Spain) aluminum facilities to PARTER Capital Group AG (PARTER) in a sale process endorsed by the Spanish government and supported by the workers’ representatives following a collective dismissal process. In connection with the divestiture, Alcoa committed to make financial contributions to the buyer of up to $95; $78 has been paid to date. In 2020, PARTER sold its majority stake in the facilities to an unrelated party. Alcoa had no knowledge of the subsequent transaction prior to its announcement and on August 28, 2020, Alcoa filed a lawsuit with the Court of First Instance in Madrid, Spain asserting that the sale was in breach of the sale agreement between Alcoa and PARTER.

Related to this divestiture, certain claims and investigations have been initiated by or at the request of the employees of the facilities against their current employers, the owners of the current employers, and Alcoa, alleging that the agreements of the collective dismissal process remain in force and that Alcoa remains liable for related social benefits to the employees. One of the claims is a collective case before the Spanish National Court, filed on November 10, 2020, where the workers’ representatives and employees are seeking for the terms of the Collective Dismissal Agreement signed with the workers in January 2019 to be fulfilled or, alternatively, payment of severance corresponding to an unfair dismissal.

On June 15, 2021, the Spanish National Court ruled that the collective dismissal agreement for the divested Avilés and La Coruña aluminum facilities is still in effect and that Alcoa is liable for related employee severance. Alcoa has not recorded a reserve related to the matter, has started the process to file an appeal with the Spanish Supreme Court and will continue to defend this matter and pursue all available legal resolution methods. At this time, Alcoa Corporation is unable to reasonably predict the ultimate outcome or range of loss associated with the outcome of this matter, which may materially affect its results of operations.

Alcoa continues to believe it acted in good faith, in full compliance with the law and with all of the terms that it committed to in the contract for the sale of the Avilés and Coruña facilities to PARTER and in the agreements that it entered into with the representatives of the workers of both facilities.

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

Q. Other (Income) Expenses, Net

	Second quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Equity (gain) loss	$(26)	$22	$(31)	$29
Foreign currency losses, net	10	2	6	13
Net (gain) loss from asset sales	(98)	1	(124)	(176)
Net (gain) loss on mark-to-market derivative instruments (M)	(2)	(2)	(7)	9
Non-service costs – Pension & OPEB (L)	11	27	24	52
Other	—	1	3	(8)
	$(105)	$51	$(129)	$(81)

Net (gain) loss from asset sales for the second quarter and six months ended June 30, 2021 included a net gain of $93 and $120, respectively, related to the sales of the former Eastalco site and the Warrick Rolling Mill (see Note C). Net (gain) loss from asset sales for the second quarter and six months ended June 30, 2020 included a net gain of $1 and $181, respectively, related to the sale of EES (see Note C).

R. Subsequent Events

On July 28, 2021, Alcoa made the decision to permanently close the previously curtailed anode facility in Lake Charles, Louisiana, United States. The anode facility within the Lake Charles site has been fully curtailed since 2015. The Company expects to record restructuring and other charges of approximately $25 to $30 (pre- and after-tax) in the third quarter of 2021, comprised of asset impairments of approximately $20 and cash-based charges for closure and asset retirement obligations of approximately $5 to $10. The closure is expected to take approximately one year. The decision to permanently close the facility was made as part of the Company’s on-going portfolio review. The Company’s petroleum coke calciner located at the same site in Lake Charles will remain in operation, unaffected by the closure of the anode facility.

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

The Company has not experienced any significant interruption from its supply sources, and the Company’s locations have had minimal contractor- and employee-related disruptions to date. The magnitude and duration of the COVID-19 pandemic continues to be unknown. The pandemic could have adverse future impacts on the Company’s business, financial condition, operating results, and cash flows. Further adverse conditions or prolonged deterioration of conditions could negatively impact our financial condition and result in asset impairment charges, including long-lived assets or goodwill, or affect the realizability of deferred tax assets.

As a result of the pandemic’s impact on the macroeconomic environment, management evaluated the future recoverability of the Company’s assets, including goodwill and long-lived assets, and the realizability of deferred tax assets while considering the Company’s current market capitalization. Management concluded that no asset impairments and no additional valuation allowances were required through June 30, 2021.

Key Actions

In June 2021, the Company completed the sale of the previously closed Eastalco aluminum smelter site in the state of Maryland in a transaction valued at $100. Upon closing of the transaction, the Company received $94 in cash and recorded a gain of $90 in Other (income) expenses, net ($90 pre- and $89 after-tax) on the Statement of Consolidated Operations.

On November 30, 2020, the Company entered into an agreement to sell its rolling mill located at Warrick Operations (Warrick Rolling Mill), an integrated aluminum manufacturing site near Evansville, Indiana (Warrick Operations), to Kaiser Aluminum Corporation (Kaiser). On March 31, 2021, the Company completed the sale for total consideration of approximately $670, which includes the assumption of $66 in other postretirement benefit liabilities (after post-closing adjustment which lowered the amount by $6 in the second quarter of 2021). The Company recorded a gain of $27 in Other (income) expenses, net (pre- and after-tax) on the Statement of Consolidated Operations upon closure in the first quarter of 2021. During the second quarter of 2021, the Company recorded an additional net gain of $3 in Other (income) expenses, net related to working capital, other postretirement benefit liabilities, and site separation costs. The consideration and gain amounts are subject to further customary post-closing adjustments.

Alcoa retains ownership of the site’s 269 kmt aluminum smelter and its electricity generating units at Warrick Operations with a market-based metal supply agreement with Kaiser. In the first quarter of 2021 the Company recorded estimated liabilities of approximately $70 for future site separation commitments and remaining transaction costs associated with the sales agreement. Approximately half of the obligation is expected to be spent within the next 12 months, with the remainder to be spent through 2023.

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

Spain Matters

San Ciprián—In January 2021, May 2021 and July 2021, the Company reached agreements with the workers’ representatives to temporarily suspend the labor strike at its San Ciprián alumina refinery and aluminum smelter in Spain. The July 2021 agreement suspended the strike until August 2, 2021.

The Company had been actively engaged in an exclusive sale process with Sociedad Estatal de Participaciones Industriales (SEPI), a Spanish government-owned entity. To date, SEPI has not confirmed its role as potential buyer of the San Ciprian smelter. The Company is continuing to evaluate potential solutions for the smelter.

The refinery and smelter have continued operations and the Company remains open to an agreement to further extend the strike suspension period. Although the ultimate outcome is currently unknown, the reactivation of the strike may negatively affect the Company’s operating and financial results due to reduced refinery production and metal shipments.

CO2 Compensation Credits—Separately, in June 2021, the Spanish Ministry of Industry, Trade and Tourism (the Ministry) initiated the process to request repayment of $41 (€34) in CO2 compensation credits related to 2018 for $14 (€11) and 2019 for $27 (€23), which were subject to a three-year clawback provision based on continued operations and employment. The request for repayment is related to Alcoa’s communication of the decision to implement the collective dismissal process and its potential impact on operations and employment at San Ciprián. Alcoa disagrees with the Ministry’s position as the collective dismissal process was not concluded and operations and employment at San Ciprián have been maintained. Accordingly, the Company has filed an appeal.

Spain has a compensatory mechanism for the indirect cost of CO2 and provides associated carbon credits. Such CO2 compensation credits are typically recorded as a reduction to Costs of goods sold. Upon receipt of the credits in each of the applicable years, the Company recorded the cash received as deferred income (liability) due to the clawback provisions. Further, Alcoa did not receive CO2 compensation credits earned in 2020 based on the same circumstances.

Avilés and La Coruña—During 2019, the Company completed the divestiture of the Avilés and La Coruña (Spain) aluminum facilities to PARTER Capital Group AG (PARTER) in a sale process endorsed by the Spanish government and supported by the workers’ representatives following a collective dismissal process. In connection with the divestiture, Alcoa committed to make financial contributions to the buyer of up to $95; $78 has been paid to date. In 2020, PARTER sold its majority stake in the facilities to an unrelated party. Alcoa had no knowledge of the subsequent transaction prior to its announcement and on August 28, 2020, Alcoa filed a lawsuit with the Court of First Instance in Madrid, Spain asserting that the sale was in breach of the sale agreement between Alcoa and PARTER.

Related to this divestiture, certain claims and investigations have been initiated by or at the request of the employees of the facilities against their current employers, the owners of the current employers, and Alcoa, alleging that the agreements of the collective dismissal process remain in force and that Alcoa remains liable for related social benefits to the employees. One of the claims is a collective case before the Spanish National Court, filed on November 10, 2020, where the workers’ representatives and employees are seeking for the terms of the Collective Dismissal Agreement signed with the workers in January 2019 to be fulfilled or, alternatively, payment of severance corresponding to an unfair dismissal.

On June 15, 2021, the Spanish National Court ruled that the collective dismissal agreement for the divested Avilés and La Coruña aluminum facilities is still in effect and that Alcoa is liable for related employee severance. Alcoa has not recorded a reserve related to the matter, has started the process to file an appeal with the Spanish Supreme Court and will continue to defend this matter and pursue all available legal resolution methods.

While the ultimate financial impact is uncertain at this time, Alcoa had reached agreement with the workers’ representatives on behalf of the smelter employees at the Avilés and La Coruña facilities in January 2019 on severance, early retirement, and relocation provisions prior to the curtailment of the smelters. The agreement included estimated payments of $60 to $70 to the approximately 480 smelter employees, a range dependent on early retirement and relocation elections. Because the facilities were subsequently sold and employment was maintained by the buyer, in part due to the financial contributions made by Alcoa to PARTER, such amounts were not paid to the employees. The approximately 200 employees of the facilities’ casthouses and paste plant were not considered in this agreement as those facilities remained in operation and are not included in the above estimate.

Alcoa continues to believe it acted in good faith, in full compliance with the law and with all of the terms that it committed to in the contract for the sale of the Avilés and Coruña facilities to PARTER and in the agreements that it entered into with the representatives of the workers of both facilities.

Results of Operations

In accordance with the recently adopted amendments to Item 303 of Regulation S-K, Management has updated its comparison of interim periods to compare the results of the most recent quarter against the results of the immediately preceding sequential quarter in an effort to provide a more meaningful analysis, as we are not a seasonal business, and to align the discussion with how management reviews the results of the Company. The Company will continue to present a comparison of the most recent year-to-date period and the corresponding year-to-date period of the preceding fiscal year.

Selected Financial Data:

	Quarter ended		Six months ended
	Sequential		Year-to-date
Statement of Operations	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020
Sales	$2,833	$2,870	$5,703	$4,529
Cost of goods sold (exclusive of expenses below)	2,156	2,292	4,448	3,957
Selling, general administrative, and other expenses	54	52	106	104
Research and development expenses	6	7	13	12
Provision for depreciation, depletion, and amortization	161	182	343	322
Restructuring and other charges, net	33	7	40	39
Interest expense	67	42	109	62
Other (income) expenses, net	(105)	(24)	(129)	(81)
Total costs and expenses	2,372	2,558	4,930	4,415
Income before income taxes	461	312	773	114
Provision for income taxes	111	93	204	125
Net income (loss)	350	219	569	(11)
Less: Net income attributable to noncontrolling interest	41	44	85	106
Net income (loss) attributable to Alcoa Corporation	$309	$175	$484	$(117)

	Quarter ended		Six months ended
Selected Financial Metrics	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020
Diluted income (loss) per share attributable to Alcoa Corporation common shareholders	$1.63	$0.93	$2.56	$(0.63)
Third-party shipments of alumina (kmt)	2,437	2,472	4,909	4,780
Third-party shipments of aluminum products (kmt)	767	831	1,598	1,514
Average realized price per metric ton of alumina	$282	$308	$295	$274
Average realized price per metric ton of primary aluminum	$2,753	$2,308	$2,533	$1,835
Average Alumina Price Index (API)(1)	$279	$301	$290	$268
Average London Metal Exchange (LME) 15-day lag(2)	$2,360	$2,060	$2,210	$1,612
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
Overview

Net income attributable to Alcoa Corporation increased $134 primarily as a result of:

•Higher aluminum prices

•Gain on the sale of the former Eastalco site

Partially offset by:

•Lower alumina prices

•Higher restructuring expense, primarily for a settlement charge related to the U.S. pension plan

•Higher production and raw material costs

•Absence of a gain on the sale of the Warrick Rolling Mill

•Higher interest expense primarily related to the early redemption of 6.75% Senior Notes

Net income attributable to Alcoa Corporation increased $601 primarily as a result of:

•Higher aluminum and alumina prices

•Gain on the sale of the former Eastalco site

•Gain on the sale of the Warrick Rolling Mill

Partially offset by:

•Unfavorable currency movements as the U.S. dollar weakened against most major currencies

•Higher energy costs mainly in our Australian refineries due to a new gas contract

•Absence of a gain related to the divestiture of the Gum Springs waste treatment facility

Sales

Sales decreased $37 primarily as a result of:

•Impacts of the sale of the Warrick Rolling Mill

•Lower realized alumina prices

•Lower shipments from San Ciprián as inventory accumulated during the November 2020 to January 2021 strike was sold in first quarter

Partially offset by:

•Higher realized prices for aluminum

Sales increased $1,174 primarily as a result of:

•Higher realized prices for aluminum and alumina

•Restart of the Bécancour smelter

•Higher shipments due to the end of the strike at the San Ciprián smelter

Partially offset by:

•Impacts of the sale of the Warrick Rolling Mill

•Curtailment of the Intalco smelter

Cost of goods sold	Cost of goods sold as a percentage of sales decreased 3.8% primarily as a result of: •Higher realized prices for aluminum Partially offset by: •Higher production and raw material costs

Cost of goods sold as a percentage of sales decreased 9.4% primarily as a result of:

•Higher realized prices for aluminum and alumina

Partially offset by:

•Higher energy costs at the Australia alumina refineries due to a new gas contract

•Unfavorable currency movements as the U.S. dollar weakened against most major currencies

Selling, general administrative, and other expenses	Selling, general administrative, and other selling expense increased $2 primarily as a result of: •Higher labor and variable compensation costs

Selling, general administrative, and other selling expense increased $2 primarily as a result of:

•Higher labor and variable compensation costs

•Net unfavorable currency movements mainly against the Australian dollar

Partially offset by:

•Lower travel costs due to pandemic travel limitations

•Absence of increase of bad debt reserve

Provision for depreciation, depletion, and amortization	Depreciation decreased $21 primarily as a result of: •Lower depreciation at the Australian mines due to completion of mine moves in the prior quarter

Depreciation increased $21 primarily as a result of:

•Higher depreciation at the Australian mines due to completion of mine moves

•Unfavorable currency movements as the U.S. dollar weakened against most major currencies

Partially offset by:

•Lower depreciation due to the sale of the Warrick Rolling Mill

	Sequential Period Comparison	Year-to-date Comparison
Interest expense

Interest expense increased $25 primarily as a result of:

• Higher expense related to the early redemption of 6.75% Senior Notes

•Additional interest on the $500 notes that were issued in March 2021 at a rate of 4.125%

Partially offset by:

•Absence of interest on $750 6.75% Senior Notes which were redeemed early in April

Interest expense increased $47 primarily as a result of:

•Higher expense related to the early redemption of 6.75% Senior Notes

•Additional interest on the $750 notes that were issued in July 2020 at a rate of $5.5%

•Additional interest on the $500 notes that were issued in March 2021 at a rate of 4.125%

Partially offset by:

•Absence of interest on $750 6.75% Senior Notes that were redeemed early in April

Other (income) expenses, net

Other (income) expenses, net increased $81 primarily as a result of:

•Gain on the sale of the former Eastalco site

•Higher equity earnings primarily from the Ma’aden aluminum joint venture due to higher aluminum prices

Partially offset by:

•Absence of a gain on the sale of the Warrick Rolling Mill

•Unfavorable currency revaluation impacts from sequential weakening of the U.S. dollar

Other (income) expenses, net increased $48 primarily as a result of:

•Gain on the sale of the former Eastalco site

•Gain on the sale of the Warrick Rolling Mill

•Favorable mark-to-market results on embedded derivatives in energy contracts

•Higher equity earnings primarily from the Ma’aden aluminum joint venture due to higher aluminum prices

•Lower non-service costs related to pension and OPEB

•Favorable currency revaluation impacts

Partially offset by:

•Absence of a gain related to the divestiture of the Gum Springs waste treatment facility

Restructuring and other charges, net

In the second quarter of 2021, the Company recorded net charges of $33 which were primarily related to $39 for the settlement of certain pension benefits and $3 for take or pay energy contracts curtailed locations, partially offset by asset retirement obligation adjustments at closed locations of $10.

In the first quarter of 2021, the Company recorded net charges of $7 which were primarily related to $9 in settlements and curtailments of certain other postretirement benefits related to the sale of the Warrick Rolling Mill; $6 related to take or pay contract costs at the curtailed Intalco and Wenatchee smelters; $3 related to remediation costs at a former facility; and a $12 reversal of remaining environmental and asset retirement obligation reserves at a previously closed Tennessee site due to the completion of demolition and the determination that remaining site remediation is no longer required.

In the six-month period of 2021, the Company recorded net charges of $40 which were primarily related $39 for the settlement of certain pension benefits, $9 in settlements and curtailments of certain other postretirement benefits related to the sale of the Warrick Rolling Mill; $9 related to additional take or pay energy contract costs at the curtailed Intalco and Wenatchee smelters; and $22 of reversals for environmental and asset retirement obligation reserves at closed locations.

In the six-month period of 2020, Alcoa Corporation recorded net charges of $39 which were primarily related to $27 of costs related to the curtailment of the Intalco smelter and $13 for take or pay energy contract costs related to the curtailed Wenatchee smelter.

	Sequential Period Comparison	Year-to-date Comparison
Provision for income taxes

The Provision for income taxes in the second quarter of 2021 was $111 on income before taxes of $461 or 24.1%. In comparison, the first quarter of 2021 Provision for income taxes was $93 on income before taxes of $312 or 29.8%.

The increase in taxes is attributable to the higher income before taxes noted above, as well as the distribution of earnings between tax jurisdictions. In the current quarter, the Company had higher income in lower taxed jurisdictions bringing the effective tax rate down from the prior period.

The Provision for income taxes in the six-month period of 2021 was $204 on income before taxes of $773 or 26.4%. In comparison, the six-month period of 2020 Provision for income taxes was $125 on income before taxes of $114 or 109.6%.

The increase in taxes is primarily attributable to the overall higher income before taxes noted above. Additionally, in the six-month period in 2021, the Company had significantly higher income in the jurisdictions where is pays taxes and lower losses in the jurisdictions where it maintains a full tax valuation reserve. This change in composition of taxable income significantly reduced the effective tax rate from the prior period.

Noncontrolling interest

Net income attributable to noncontrolling interest was $41 in the second quarter of 2021 compared with $44 in the first quarter of 2021. These amounts are entirely related to Alumina Limited’s 40% ownership interest in several affiliated operating entities.

In the second quarter of 2021, these combined entities, generated slightly lower net income compared with the first quarter of 2021. The slight decrease in earnings was mainly driven by lower alumina prices and higher production costs.

Net income attributable to noncontrolling interest was $85 in the six-month period of 2021 compared with $106 in the six-month period of 2020.

Net income attributed to non-controlling interest decreased due to higher energy costs at the Australia alumina refineries due to a new gas contract, unfavorable currency impacts as the U.S. dollar weakened mainly against the Australian dollar, partially offset by higher alumina prices.

Segment Information

Alcoa Corporation is a producer of bauxite, alumina, and aluminum products. The Company’s operations consist of three worldwide reportable segments: Bauxite, Alumina, and Aluminum. Segment performance under Alcoa Corporation’s management reporting system is evaluated based on a number of factors; however, the primary measure of performance is the Adjusted EBITDA (Earnings before interest, taxes, depreciation, and amortization) of each segment. The Company calculates Segment Adjusted EBITDA as Total sales (third-party and intersegment) minus the following items: Cost of goods sold; Selling, general administrative, and other expenses; and Research and development expenses. Alcoa Corporation believes that the presentation of Adjusted EBITDA is useful to investors because such measure provides both additional information about the operating performance of Alcoa Corporation and insight on the ability of Alcoa Corporation to meet its financial obligations. The presentation of Adjusted EBITDA is not intended to be a substitute for, and should not be considered in isolation from, the financial measures reported in accordance with GAAP. Alcoa Corporation’s Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Bauxite

Business Update. During the second quarter, the segment achieved strong production rates but continues to realize lower internal bauxite pricing. Further, the Company successfully relocated the Willowdale mining operations in the prior quarter and have recognized costs related to the move in the second quarter. Additional costs to finalize the move are anticipated through the third quarter of 2021.

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

	Quarter ended		Six months ended
	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020
Production (mdmt)	12.2	11.9	24.1	23.8
Third-party shipments (mdmt)	1.1	1.5	2.6	3.0
Intersegment shipments (mdmt)	10.8	10.5	21.3	21.3
Total shipments (mdmt)	11.9	12.0	23.9	24.3
Third-party sales	$39	$58	$97	$137
Intersegment sales	179	185	364	480
Total sales	$218	$243	$461	$617
Segment Adjusted EBITDA	$41	$59	$100	$251
Operating costs	$206	$237	$443	$422
Average cost per dry metric ton of bauxite	$17	$20	$19	$17

	Sequential Period Comparison	Year-to-date Comparison
Production

Production increased 3% primarily as a result of:

•Slightly higher production across most of the portfolio due to strong operational performance combined with stabilization of production at Willowdale following the mine move

•One more day in the period

Production increased 1% primarily as a result of: •Higher production across most Alcoa operated mines
Third-party sales	Third-party sales decreased $19 primarily as a result of: •Lower sales volumes partially related to port delays in Western Australia •Lower freight revenue on fewer shipments

Third-party sales decreased $40 primarily as a result of:

•Lower average realized prices

•Lower sales volumes partially related to port delays in Western Australia

•Lower royalties due to the absence of a favorable true-up that occurred in the first quarter of 2020

	Sequential Period Comparison	Year-to-date Comparison
Intersegment sales	Intersegment sales decreased $6 primarily as a result of: •Lower intersegment price on sales to the San Ciprián refinery to reflect market pricing Partially offset by: •Higher sales volumes	Intersegment sales decreased $116 primarily as a result of: •Lower average realized prices on sales with the Alumina segment
Segment Adjusted EBITDA	Segment adjusted EBITDA decreased $18 primarily as a result of: •Lower average realized prices •Higher production costs Partially offset by: •Higher earnings from equity investments

Segment adjusted EBITDA decreased $151 primarily as a result of:

•Lower average realized prices

•Lower royalties due to the absence of a favorable true up in the first quarter of 2020

•Unfavorable currency impacts due to a weaker U.S. dollar mainly against the Australian dollar

Forward Look. For the third quarter of 2021 in comparison to the second quarter, Bauxite segment results are expected to be consistent with the second quarter of 2021.

Alumina

Business Update. During the second quarter of 2021, the average API trended unfavorably, reflecting a 7% decrease from the first quarter of 2021. During the six-month period of 2021, the average API trended favorably, reflecting an 8% improvement over the same period of 2020. The Alumina segment also experienced lower internal bauxite costs which were partially offset by higher energy costs in both periods.

At June 30, 2021, the Alumina segment had base capacity of 12,759 kmt with 214 kmt of curtailed refining capacity. There were no changes to base or curtailed capacity during 2020 or through the first six months of 2021.

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

	Quarter ended		Six months ended
	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020
Production (kmt)	3,388	3,327	6,715	6,669
Third-party shipments (kmt)	2,437	2,472	4,909	4,780
Intersegment shipments (kmt)	1,054	1,101	2,155	2,062
Total shipments (kmt)	3,491	3,573	7,064	6,842
Third-party sales	688	760	1,448	$1,310
Intersegment sales	343	364	707	625
Total sales	$1,031	$1,124	$2,155	$1,935
Segment Adjusted EBITDA	$124	$227	$351	$281
Average realized third-party price per metric ton of alumina	$282	$308	$295	$274
Operating costs	$908	$886	$1,794	$1,632
Average cost per metric ton of alumina	$260	$248	$254	$238

	Sequential Period Comparison	Year-to-date Comparison
Production	Production increased 2% primarily as a result of: •Slightly higher production across most of the portfolio due to better operational performance •One more day in the period	Production increased 1% primarily as a result of: •Slightly higher production across most of the portfolio due to better operational performance Partially offset by: •One less day in the period
Third-party sales

Third-party sales decreased $72 primarily as a result of:

•Lower average realized price of $26/ton principally driven by a lower average API (on a 30-day lag)

•Lower third-party shipments of 35kmt

•Net unfavorable currency movements due to a weaker U.S. dollar

Third-party sales increased $138 primarily as a result of:

•Higher third-party shipments of 129 kmt

•Higher average realized price of $21/ton principally driven by a higher average API (on a 30-day lag)

Intersegment sales	Intersegment sales decreased $21 primarily as a result of: •Lower average realized price •Slightly lower shipments due to timing	Intersegment sales increased $82 primarily as a result of: •Higher average realized price •Slightly higher shipments due to timing
Segment Adjusted EBITDA

Segment adjusted EBITDA decreased $103 primarily as a result of:

•Lower average realized price of $26/ton

•Slightly higher energy prices across the portfolio due to higher spot market prices

•Net unfavorable currency movements due to a weaker U.S. dollar mainly against the Brazilian real

•Higher production costs

Partially offset by:

•Lower raw material costs

Segment adjusted EBITDA increased $70 primarily as a result of:

•Higher average realized price of $21/ton

•Lower costs for raw materials

Partially offset by:

•Higher energy prices in Australia due to a new gas contract

•Net unfavorable currency movements due to a weaker U.S. dollar mainly against the Australian dollar

Forward Look. For the third quarter of 2021 in comparison with the second quarter, we expect stable operations (except as noted below) with higher raw material and energy costs.

In July 2021, one of two ship un-loaders at the Alumar refinery sustained structural damage, reducing the amount of bauxite that can be unloaded. The refinery has reduced production by one-third, to about 7 kmt per day, until full unloading capacity is restored.

Aluminum

Business Update. During the second quarter, metal prices increased and demand for value-added products continued the trend of improvements period-over-period. The sale of the Warrick Rolling Mill in the first quarter led to a reduction in aluminum shipments and lower sales in the second quarter.

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

	Quarter ended		Six months ended
Total Aluminum information	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020
Third-party aluminum shipments (kmt)	767	831	1,598	1,514
Third-party sales	$2,102	$2,047	$4,149	$3,073
Intersegment sales	3	2	5	5
Total sales	$2,105	$2,049	$4,154	$3,078
Segment Adjusted EBITDA	$460	$283	$743	$28

	Quarter ended		Six months ended
Primary Aluminum information	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020
Production (kmt)	546	548	1,094	1,145
Third-party shipments (kmt)	767	748	1,515	1,362
Third-party sales	$2,112	$1,727	$3,839	$2,499
Average realized third-party price per metric ton	$2,753	$2,308	$2,533	$1,835
Total shipments (kmt)	767	773	1,540	1,393
Operating costs	$1,672	$1,494	$3,166	$2,633
Average cost per metric ton	$2,179	$1,933	$2,056	$1,890

	Sequential Period Comparison	Year-to-date Comparison
Production	Primary production was flat as a result of: •Production was consistent across most of the portfolio	Production decreased 4% primarily as a result of: •Curtailment of Intalco completed in the third quarter 2020 Partially offset by: •ABI restart completed in the third quarter 2020
Third-party sales

Third-party sales increased $55 primarily as a result of:

•Higher average realized price of $445/ton principally driven by a higher average LME (on a 15-day lag)

•Higher product premium revenue

Partially offset by:

•Impacts from the divestiture of the Warrick Rolling Mill

Third-party sales increased $1,076 primarily as a result of:

•Increase in LME

•Restart of the Bécancour smelter

•Higher shipments due to the end of the strike at the San Ciprián smelter

•Increase in value-add primary aluminum sales

Partially offset by:

•Curtailment of the Intalco smelter

•Unfavorable impacts from the divestiture of the Warrick Rolling Mill

Segment Adjusted EBITDA	Segment adjusted EBITDA increased $177 primarily as a result of: •Increase in realized metal prices Partially offset by: •Higher production and input costs

Segment adjusted EBITDA increased $715 primarily as a result of:

•Increase in realized metal prices

•Favorable impacts from the curtailment of Intalco and ABI restart

Partially offset by:

•Unfavorable currency movements as the U.S. dollar weakened against most major currencies

The following table provides consolidated capacity and curtailed capacity (each in kmt) for each smelter owned by Alcoa Corporation:

		June 30, 2021		March 31, 2021		June 30, 2020
Facility	Country	Capacity (1)	Curtailed	Capacity (1)	Curtailed	Capacity (1)	Curtailed
Portland	Australia	197	30	197	30	197	30
São Luís (Alumar)	Brazil	268	268	268	268	268	268
Baie Comeau	Canada	280	—	280	—	280	—
Bécancour (3)	Canada	310	—	310	—	310	25
Deschambault	Canada	260	—	260	—	260	—
Fjarðaál	Iceland	344	—	344	—	344	—
Lista	Norway	94	—	94	—	94	—
Mosjøen	Norway	188	—	188	—	188	—
San Ciprián	Spain	228	—	228	—	228	—
Intalco (2)	U.S.	279	279	279	279	279	209
Massena West	U.S.	130	—	130	—	130	—
Warrick	U.S.	269	108	269	108	269	108
Wenatchee	U.S.	146	146	146	146	146	146
		2,993	831	2,993	831	2,993	786

(1)	These figures represent Alcoa Corporation’s share of the facility Nameplate Capacity based on its ownership interest in the respective smelter.
(2)

On April 22, 2020, Alcoa announced the curtailment of the remaining 230 kmt of smelting capacity at the Intalco smelter. The full curtailment of 279 kmt, which includes 49 kmt of earlier-curtailed capacity, was completed during the third quarter of 2020.

(3)	Curtailed capacity at the Bécancour (Canada) smelter decreased by 25 kmt from the second quarter 2020 as a result of the restart process. The restart completed during the third quarter of 2020.

Forward Look. For the third quarter of 2021 in comparison to the second quarter, we expect sustained strong shipments and demand for value-add products, partially offset by anticipated inflation in raw material and energy costs. Further, the Company anticipates improved results at the Brazilian hydroelectric facilities driven by both increased price and volume, but expects those improvements to be almost entirely offset by higher energy costs in Spain.

Reconciliation of Certain Segment Information

Reconciliation of Total Segment Third-Party Sales to Consolidated Sales

	Quarter ended		Six months ended
	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020
Bauxite	$39	$58	$97	$137
Alumina	688	760	1,448	1,310
Aluminum:
Primary aluminum	2,112	1,727	3,839	2,499
Other(1)	(10)	320	310	574
Total segment third-party sales	2,829	2,865	5,694	4,520
Other	4	5	9	9
Consolidated sales	$2,833	$2,870	$5,703	$4,529

(1)

Other includes third-party sales of flat-rolled aluminum and energy, as well as realized gains and losses related to embedded derivative instruments designated as cash flow hedges of forward sales of aluminum. Following the sale of the Warrick Rolling Mill on March 31, 2021, Other no longer includes the sales of flat-rolled aluminum.

Reconciliation of Total Segment Operating Costs to Consolidated Cost of Goods Sold

	Quarter ended		Six months ended
	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020
Bauxite	$206	$237	$443	$422
Alumina	908	886	1,794	1,632
Primary aluminum	1,672	1,494	3,166	2,633
Other(1)	68	374	442	626
Total segment operating costs	2,854	2,991	5,845	5,313
Eliminations(2)	(560)	(544)	(1,104)	(1,132)
Provision for depreciation, depletion, amortization(3)	(154)	(176)	(330)	(309)
Other(4)	16	21	37	85
Consolidated cost of goods sold	$2,156	$2,292	$4,448	$3,957

(1)	Prior to the sale of the Warrick Rolling Mill on March 31, 2021, Other largely relates to the Aluminum segment’s flat-rolled aluminum product division.
(2)	Represents the elimination of cost of goods sold related to intersegment sales between Bauxite and Alumina and between Alumina and Aluminum.
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

Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net Income (Loss) Attributable to Alcoa Corporation

	Quarter ended		Six months ended
	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020
Total Segment Adjusted EBITDA	$625	$569	$1,194	$560
Unallocated amounts:
Transformation(1)	(13)	(11)	(24)	(26)
Intersegment eliminations	35	(7)	28	22
Corporate expenses(2)	(28)	(26)	(54)	(48)
Provision for depreciation, depletion, and amortization	(161)	(182)	(343)	(322)
Restructuring and other charges, net	(33)	(7)	(40)	(39)
Interest expense	(67)	(42)	(109)	(62)
Other income, net	105	24	129	81
Other(3)	(2)	(6)	(8)	(52)
Consolidated income before income taxes	461	312	773	114
Provision for income taxes	(111)	(93)	(204)	(125)
Net income attributable to noncontrolling interest	(41)	(44)	(85)	(106)
Consolidated net income (loss) attributable to Alcoa Corporation	$309	$175	$484	$(117)

(1)	Transformation includes, among other items, the Adjusted EBITDA of previously closed operations.
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

•	In March, issued $500 of 4.125% Senior Notes due 2029;
•	On April 1, made discretionary contribution of $500 to its U.S. defined benefit pension plans;
•	On April 7, fully redeemed $750 of 6.75% Senior Notes due 2024 at a redemption price equal to 103.375% plus accrued and unpaid interest; and,
•	In June, completed the sale of the former Eastalco site for net cash proceeds of $94; cash consideration of $100 less transaction costs of $6.

Additionally, Management has taken actions to improve and maintain Alcoa’s liquidity levers. These include amending the Company’s Revolving Credit Facility to provide a more favorable leverage ratio calculation and a more favorable minimum interest expense coverage ratio.

The Company’s liquidity options, including the credit facilities and the Receivables Purchase Agreement, provide flexibility in managing cash flows. Management believes that the Company’s cash on hand, future operating cash flows, and liquidity options, combined with its strategic actions, are adequate to fund its near term operating and investing needs.

Alcoa Corporation’s cost of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short- and long-term debt ratings assigned to Alcoa Corporation’s debt by the major credit rating agencies.

Cash from Operations

Cash used for operations was $80 in the 2021 six-month period compared with cash provided from operations of $198 in the 2020 six-month period, resulting in an increase in cash used of $278 primarily caused by the discretionary pension contribution. Notable changes to sources and (uses) of cash include:

•	$580 higher net income generation primarily on higher aluminum pricing;
•

($547) in certain working capital accounts (receivables, inventories, and accounts payable, trade), primarily an increase in receivables balance on higher aluminum and alumina prices in the 2021 six-month period;

•	($500) discretionary contribution to the Company’s U.S. defined benefit pension plan; and,
•	$100 from changes in accrued expenses caused primarily by lower payments on restructuring, other postretirement benefits, higher customer advances, and lower use of accrued vacation.

In the third quarter of 2020, AofA paid approximately $74 (A$107) to the ATO related to the tax dispute described in Note P to the Consolidated Financial Statements in Part I Item I of this Form 10-Q. Upon payment, AofA recorded a noncurrent prepaid tax asset, as the Company continues to believe it is more likely than not that AofA’s tax position will be sustained and therefore is not recognizing any tax expense in relation to this matter. In accordance with Australian tax laws, the initial interest assessment and additional interest are deductible against AofA’s taxable income resulting in approximately $165 (A$219) and $7 (A$10) lower cash tax payments in the second half of 2020 and the first half of 2021, respectively. Interest compounded in future periods is also deductible against AofA’s income in the respective periods. If AofA is ultimately successful, the interest deduction would become taxable as income in the year the dispute is resolved. In addition, should the ATO decide in the interim to reduce any interest already assessed, the reduction would be taxable as income at that point in time. During 2021, AofA will continue to record its tax provision and tax liability without effect of the ATO assessment, since it expects to prevail. The tax payable will remain on AofA’s balance sheet as a noncurrent liability, increased by the tax effect of subsequent periods’ interest deductions, until dispute resolution, which is expected to take several years. At June 30, 2021, the noncurrent liability resulting from the cumulative interest deductions was approximately $172 (A$229).

Financing Activities

Cash used for financing activities was $421 in the 2021 six-month period compared with $115 in the 2020 six-month period, resulting in an unfavorable change of $306.

The use of cash in the 2021 six-month period was primarily $775 for the full, early repayment of $750 aggregate principal amount outstanding of its 2024 Notes (including $25 redemption premium), $137 in net cash paid to Alumina Limited (see Noncontrolling interest in Results of Operations above) and $13 in financial contributions related to the divested Spanish facilities. The uses of cash were partially offset by the issuance of $500 aggregate principal amount 2029 Notes by ANHBV in March 2021 with net proceeds of approximately $493.

The use of cash in the 2020 six-month period included $90 in net cash paid to Alumina Limited (see Noncontrolling interest in Results of Operations above) and $24 in financial contributions related to the divested Spanish facilities.

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

Amendment No. 4 also (i) provides additional debt capacity to permit the Company to issue up to $750 in aggregate principal amount of new senior notes prior to the end of fiscal year 2021 and (ii) a corresponding increase in the maximum leverage ratio commensurate with the increase in leverage resulting from the issuance of such notes up to the amount of pension obligations funded after the issuance of such notes but prior to December 31, 2021, which increase shall in any event not be in excess of the principal amount of such notes. Such additional increase in the maximum leverage ratio will be available beginning in the first quarter of 2022.

The Revolving Credit Facility provides a $1,500 senior secured revolving credit facility to be used for working capital and/or other general corporate purposes of Alcoa Corporation and its subsidiaries. In the fourth quarter of 2020, ANHBV elected to extend the period under which temporary adjustments in Amendment No. 3 would apply, through March 31, 2021. The amendment temporarily adjusted the manner in which Consolidated Cash Interest Expense and Total Indebtedness (as defined in the Revolving Credit Facility) are calculated with respect to the 5.500% Senior Notes due 2027 issued in July 2020. In addition, this election to extend the temporary amendments resulted in a reduction of the aggregate amount of commitments under the Revolving Credit Facility by approximately $245 during the first quarter of 2021, to $1,255. This reduction ended at the end of the first quarter of 2021, and the aggregate amount of commitments returned to $1,500 as of April 1, 2021.

At June 30, 2021, the maximum additional borrowing capacity available to the Company to remain in compliance with the maximum leverage ratio covenant in the Revolving Credit Facility was approximately $3,034. Therefore, the Company may access the entire amount of commitments under the Revolving Credit Facility. As of June 30, 2021, Alcoa Corporation was in compliance with all covenants. There were no borrowings outstanding at June 30, 2021, and there were no amounts borrowed during the second quarter and six-months ended 2021 related to this facility.

See Note K to the Consolidated Financial Statements in this Form 10-Q and Note M to the Consolidated Financial Statements in Part II Item 8 of the 2020 Annual Report on Form 10-K for additional information related to Alcoa’s credit facilities.

144A Debt

In March 2021, ANHBV issued $500 aggregate principal amount of 2029 Notes in a private transaction exempt from the registration requirements of the Securities Act. The net proceeds of this issuance were $493 reflecting a discount to the initial purchasers of the 2029 Notes as well as issuance costs. The Company used the net proceeds, together with cash on hand, to contribute $500 to its U.S. defined benefit pension plans applicable to salaried and hourly employees on April 1, 2021, and to redeem in full the outstanding the 2024 Notes on April 7, 2021, and to pay transaction-related fees and expenses. The discount to the initial purchasers, as well as costs to complete the financing, was deferred and is being amortized to interest expense over the term of the 2029 Notes. Interest on the 2029 Notes is paid semi-annually in March and September, and interest payments will commence September 30, 2021.

Investing Activities

Cash provided from investing activities was $548 in the 2021 six-month period compared with $28 for the same period of 2020.

In the 2021 six-month period, the source of cash was primarily attributable to proceeds from the sale of assets of $705, primarily the Warrick Rolling Mill and Eastalco site sales, partially offset by $154 in capital expenditures, composed of $144 in sustaining projects and $10 in return-seeking projects.

In the 2020 six-month period, the source of cash was primarily attributable to proceeds from the sale of assets of $199, primarily the Gum Springs waste treatment facility, partially offset by $168 in capital expenditures, composed of $137 in sustaining projects and $31 in return-seeking projects.

Contractual Obligations

In March 2021, ANHBV issued $500 aggregate principal amount of 2029 Notes and issued a notice of redemption to redeem all $750 aggregate principal amount outstanding of its 2024 Notes. On April 7, 2021 (Redemption Date), ANHBV completed the redemption at a price equal to 103.375% of the principal amount of the 2024 Notes, plus accrued and unpaid interest to but not including the Redemption Date. Alcoa’s interest related to total debt is expected to be $169 for 2021 (including $25 redemption premium), $255 for the 2022-2023 period, $255 for the 2024-2025 period, and $266 thereafter for a combined total of $945. Further, contractual obligations related to the repayment of long-term debt and short-term borrowings are expected to be $829 for 2021 (including the April redemption), $2 for the 2022-2023 period, $1 for the 2024-2025 period, and $2,251 thereafter for a combined total of $3,083.

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

The $500 U.S. pension contribution in April was added to the Company’s pre-funding balance, the current balance of which is more than sufficient to cover the U.S. portion of the minimum obligations presented. Under ERISA regulations, a plan sponsor that establishes a pre-funding balance by making discretionary contributions to a U.S. defined benefit pension plan may elect to apply all or a portion of this balance toward its minimum required contribution obligations to the related plan in future years. In 2021, management intends to make such election related to the Company’s U.S. plans.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See the Derivatives and Other Financial Instruments section of Note M to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Alcoa Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the U.S. Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, and they have concluded that these controls and procedures were effective as of June 30, 2021.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the second quarter of 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

We face a number of risks that could materially and adversely affect our business, results of operations, cash flow, liquidity, or financial condition. A discussion of our risk factors can be found in Part I Item 1A. Risk Factors of Alcoa Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. As of June 30, 2021, there have been no material changes to the risk factors. The coronavirus (COVID-19) pandemic continues to present a risk to the business and the impacts from COVID-19 could exacerbate other risks discussed in Part I Item 1A. Risk Factors of Alcoa Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, any of which could have a material adverse effect on us. This situation is continuously evolving, and additional impacts may arise of which we are not currently aware.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On October 17, 2018, Alcoa Corporation announced that its Board of Directors authorized a common stock repurchase program under which the Company may purchase shares of its outstanding common stock up to an aggregate transactional value of $200, depending on cash availability, market conditions, and other factors. Repurchases under the program may be made using a variety of methods, which may include open market purchases, privately negotiated transactions, or pursuant to a Rule 10b5-1 plan. This program does not have a predetermined expiration date. Alcoa Corporation intends to retire repurchased shares of common stock.

First Quarter 2021	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
April 1 to April 30	-	$-	-	$150,000,000
May 1 to May 31	-	-	-	150,000,000
June 1 to June 30	-	-	-	150,000,000
Total	-	-	-

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a)

32.1	Certification of Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alcoa Corporation

July 29, 2021	/s/ William F. Oplinger
Date	William F. Oplinger
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

July 29, 2021	/s/ Molly S. Beerman
Date	Molly S. Beerman
Senior Vice President and Controller
(Principal Accounting Officer)