Form 10-Q
period 2021-09-30
Alcoa Corp
filed 2021-10-28
CIK 1675149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

As of October 22, 2021, 187,103,147 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

Forward-Looking Statements

This report contains statements that relate to future events and expectations and as such constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “endeavors,” “working,” “potential,” “ambition,” “develop,” “reach,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements by Alcoa Corporation that reflect expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, forecasts concerning global demand growth for bauxite, alumina, and aluminum, and supply/demand balances; statements, projections or forecasts of future or targeted financial results, or operating or sustainability performance; statements about strategies, outlook, and business and financial prospects; and statements about capital allocation and return of capital. These statements reflect beliefs and assumptions that are based on Alcoa Corporation’s perception of historical trends, current conditions, and expected future developments, as well as other factors that management believes are appropriate in the circumstances. Forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and changes in circumstances that are difficult to predict. Although Alcoa Corporation believes that the expectations reflected in any forward-looking statements are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, but are not limited to: (a) current and potential future impacts of the coronavirus (COVID-19) pandemic and related regulatory developments on the global economy and our business, financial condition, results of operations, or cash flows and judgments and assumptions used in our estimates; (b) material adverse changes in aluminum industry conditions, including global supply and demand conditions and fluctuations in London Metal Exchange-based prices and premiums, as applicable, for primary aluminum and other products, and fluctuations in indexed-based and spot prices for alumina; (c) deterioration in global economic and financial market conditions generally and which may also affect Alcoa Corporation’s ability to obtain credit or financing upon acceptable terms or at all; (d) unfavorable changes in the markets served by Alcoa Corporation; (e) the impact of changes in foreign currency exchange and tax rates on costs and results; (f) increases in energy or raw material costs or uncertainty of energy supply or raw materials; (g) declines in the discount rates used to measure pension and other postretirement benefit liabilities or lower-than-expected investment returns on pension assets, or unfavorable changes in laws or regulations that govern pension plan funding; (h) the inability to achieve improvement in profitability and margins, cost savings, cash generation, revenue growth, fiscal discipline, sustainability targets, or strengthening of competitiveness and operations anticipated from portfolio actions, operational and productivity improvements, technology advancements, and other initiatives; (i) the inability to realize expected benefits, in each case as planned and by targeted completion dates, from acquisitions, divestitures, restructuring activities, facility closures, curtailments, restarts, expansions, or joint ventures; (j) political, economic, trade, legal, public health and safety, and regulatory risks in the countries in which Alcoa Corporation operates or sells products; (k) labor disputes and/or work stoppages and strikes; (l) the outcome of contingencies, including legal and tax proceedings, government or regulatory investigations, and environmental remediation; (m) the impact of cyberattacks and potential information technology or data security breaches; (n) risks associated with long-term debt obligations; (o) the timing and amount of future cash dividends and share repurchases; and (p) the other risk factors discussed in Part I Item 1A of Alcoa Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and other reports filed by Alcoa Corporation with the U.S. Securities and Exchange Commission. Alcoa Corporation disclaims any obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise, except as required by applicable law. Market projections are subject to the risks described above and other risks in the market.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	Third quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Sales (E)	$3,109	$2,365	$8,812	$6,894
Cost of goods sold (exclusive of expenses below)	2,322	2,038	6,770	5,995
Selling, general administrative, and other expenses	53	47	159	151
Research and development expenses	8	6	21	18
Provision for depreciation, depletion, and amortization	156	161	499	483
Restructuring and other charges, net (D)	33	5	73	44
Interest expense	58	41	167	103
Other (income) expenses, net (Q)	(18)	45	(147)	(36)
Total costs and expenses	2,612	2,343	7,542	6,758
Income before income taxes	497	22	1,270	136
Provision for income taxes	127	42	331	167
Net income (loss)	370	(20)	939	(31)
Less: Net income attributable to noncontrolling interest	33	29	118	135
NET INCOME (LOSS) ATTRIBUTABLE TO ALCOA CORPORATION	$337	$(49)	$821	$(166)
EARNINGS PER SHARE ATTRIBUTABLE TO ALCOA CORPORATION COMMON SHAREHOLDERS (F):
Basic	$1.80	$(0.26)	$4.40	$(0.89)
Diluted	$1.76	$(0.26)	$4.32	$(0.89)

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income (unaudited)

(in millions)

	Alcoa Corporation		Noncontrolling interest		Total
	Third quarter ended September 30,		Third quarter ended September 30,		Third quarter ended September 30,
	2021	2020	2021	2020	2021	2020
Net income (loss)	$337	$(49)	$33	$29	$370	$(20)
Other comprehensive (loss) income, net of tax (G):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	72	(32)	12	(3)	84	(35)
Foreign currency translation adjustments	(202)	5	(78)	17	(280)	22
Net change in unrecognized gains/losses on cash flow hedges	(111)	(240)	(2)	—	(113)	(240)
Total Other comprehensive (loss) income, net of tax	(241)	(267)	(68)	14	(309)	(253)
Comprehensive income (loss)	$96	$(316)	$(35)	$43	$61	$(273)

	Alcoa Corporation		Noncontrolling interest		Total
	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020	2021	2020
Net income (loss)	$821	$(166)	$118	$135	$939	$(31)
Other comprehensive loss, net of tax (G):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	456	(121)	16	(1)	472	(122)
Foreign currency translation adjustments	(174)	(523)	(87)	(134)	(261)	(657)
Net change in unrecognized gains/losses on cash flow hedges	(581)	71	—	(21)	(581)	50
Total Other comprehensive loss, net of tax	(299)	(573)	(71)	(156)	(370)	(729)
Comprehensive income (loss)	$522	$(739)	$47	$(21)	$569	$(760)

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents (M)	$1,452	$1,607
Receivables from customers (I)	769	471
Other receivables	92	85
Inventories (J)	1,702	1,398
Fair value of derivative instruments (M)	19	21
Assets held for sale (C)	—	648
Prepaid expenses and other current assets	251	290
Total current assets	4,285	4,520
Properties, plants, and equipment	20,111	20,522
Less: accumulated depreciation, depletion, and amortization	13,432	13,332
Properties, plants, and equipment, net	6,679	7,190
Investments (H)	1,146	1,051
Deferred income taxes	698	655
Fair value of derivative instruments (M)	2	—
Other noncurrent assets	1,387	1,444
Total assets	$14,197	$14,860
LIABILITIES
Current liabilities:
Accounts payable, trade	$1,482	$1,403
Accrued compensation and retirement costs	378	395
Taxes, including income taxes	218	91
Fair value of derivative instruments (M)	299	103
Liabilities held for sale (C)	—	242
Other current liabilities	551	525
Long-term debt due within one year (K & M)	1	2
Total current liabilities	2,929	2,761
Long-term debt, less amount due within one year (K & M)	1,724	2,463
Accrued pension benefits (L)	633	1,492
Accrued other postretirement benefits (L)	652	744
Asset retirement obligations	554	625
Environmental remediation (P)	260	293
Fair value of derivative instruments (M)	1,278	742
Noncurrent income taxes	182	209
Other noncurrent liabilities and deferred credits	524	515
Total liabilities	8,736	9,844
CONTINGENCIES AND COMMITMENTS (P)
EQUITY
Alcoa Corporation shareholders’ equity:
Common stock	2	2
Additional capital	9,708	9,663
Retained earnings (deficit)	96	(725)
Accumulated other comprehensive loss (G)	(5,928)	(5,629)
Total Alcoa Corporation shareholders’ equity	3,878	3,311
Noncontrolling interest	1,583	1,705
Total equity	5,461	5,016
Total liabilities and equity	$14,197	$14,860

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Nine months ended September 30,
	2021	2020
CASH FROM OPERATIONS
Net income (loss)	$939	$(31)
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion, and amortization	499	483
Deferred income taxes	61	(12)
Equity earnings, net of dividends	(84)	19
Restructuring and other charges, net (D)	73	44
Net gain from investing activities – asset sales (Q)	(132)	(174)
Net periodic pension benefit cost (L)	36	103
Stock-based compensation	26	24
Provision for bad debt expense	1	2
Premium paid on early redemption of debt	43	—
Other	44	11
Changes in assets and liabilities, excluding effects of divestitures and foreign currency translation adjustments:
(Increase) Decrease in receivables	(408)	26
(Increase) Decrease in inventories	(373)	221
Decrease in prepaid expenses and other current assets	39	21
Increase (Decrease) in accounts payable, trade	153	(87)
(Decrease) in accrued expenses	—	(166)
Increase in taxes, including income taxes	143	95
Pension contributions (L)	(575)	(83)
(Increase) in noncurrent assets	(47)	(64)
(Decrease) in noncurrent liabilities	(83)	(76)
CASH PROVIDED FROM OPERATIONS	355	356
FINANCING ACTIVITIES
Additions to debt (original maturities greater than three months)	495	739
Payments on debt (original maturities greater than three months)	(1,294)	—
Proceeds from the exercise of employee stock options	19	—
Financial contributions for the divestiture of businesses (D)	(14)	(30)
Contributions from noncontrolling interest	8	24
Distributions to noncontrolling interest	(177)	(152)
Other	(3)	(4)
CASH (USED FOR) PROVIDED FROM FINANCING ACTIVITIES	(966)	577
INVESTING ACTIVITIES
Capital expenditures	(237)	(242)
Proceeds from the sale of assets	715	198
Additions to investments	(7)	(6)
CASH PROVIDED FROM (USED FOR) INVESTING ACTIVITIES	471	(50)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(11)	(27)
Net change in cash and cash equivalents and restricted cash	(151)	856
Cash and cash equivalents and restricted cash at beginning of year	1,610	883
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$1,459	$1,739

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Changes in Consolidated Equity (unaudited)

(in millions)

	Alcoa Corporation shareholders
Third quarter ended September 30, 2020	Common stock	Additional capital	Retained earnings (deficit)	Accumulated other comprehensive loss	Non- controlling interest	Total equity
Balance at June 30, 2020	$2	$9,655	$(672)	$(5,280)	$1,619	$5,324
Net (loss) income	—	—	(49)	—	29	(20)
Other comprehensive (loss) income (G)	—	—	—	(267)	14	(253)
Stock-based compensation	—	7	—	—	—	7
Contributions	—	—	—	—	8	8
Distributions	—	—	—	—	(46)	(46)
Other	—	(1)	—	—	—	(1)
Balance at September 30, 2020	$2	$9,661	$(721)	$(5,547)	$1,624	$5,019

Third quarter ended September 30, 2021
Balance at June 30, 2021	$2	$9,695	$(241)	$(5,687)	$1,649	$5,418
Net income	—	—	337	—	33	370
Other comprehensive loss (G)	—	—	—	(241)	(68)	(309)
Stock-based compensation	—	8	—	—	—	8
Common stock issued: compensation plans	—	5	—	—	—	5
Contributions	—	—	—	—	8	8
Distributions	—	—	—	—	(40)	(40)
Other	—	—	—	—	1	1
Balance at September 30, 2021	$2	$9,708	$96	$(5,928)	$1,583	$5,461

Nine months ended September 30, 2020
Balance at December 31, 2019	$2	$9,639	$(555)	$(4,974)	$1,774	$5,886
Net (loss) income	—	—	(166)	—	135	(31)
Other comprehensive loss (G)	—	—	—	(573)	(156)	(729)
Stock-based compensation	—	24	—	—	—	24
Contributions	—	—	—	—	24	24
Distributions	—	—	—	—	(152)	(152)
Other	—	(2)	—	—	(1)	(3)
Balance at September 30, 2020	$2	$9,661	$(721)	$(5,547)	$1,624	$5,019

Nine months ended September 30, 2021
Balance at December 31, 2020	$2	$9,663	$(725)	$(5,629)	$1,705	$5,016
Net income	—	—	821	—	118	939
Other comprehensive loss (G)	—	—	—	(299)	(71)	(370)
Stock-based compensation	—	26	—	—	—	26
Common stock issued: compensation plans	—	19	—	—	—	19
Contributions	—	—	—	—	8	8
Distributions	—	—	—	—	(177)	(177)
Balance at September 30, 2021	$2	$9,708	$96	$(5,928)	$1,583	$5,461

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

In accordance with GAAP, certain situations require management to make estimates based on judgments and assumptions, which may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They also may affect the reported amounts of revenues and expenses during the reporting periods. Management uses historical experience and all available information to make these estimates, including considerations for the impact of the coronavirus (COVID-19) pandemic on the macroeconomic environment. The COVID-19 pandemic could adversely impact estimates made as of September 30, 2021 regarding future results, such as the recoverability of goodwill and long-lived assets and the realizability of deferred tax assets. Despite these inherent limitations, management believes that the amounts recorded in the financial statements related to these items are based on its best estimates and judgments using all relevant information available at the time. Management regularly evaluates the judgments and assumptions used in its estimates, and results could differ from those estimates upon future events and their effects or new information.

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

C. Divestitures

Eastalco Land Sale

In June 2021, the Company completed the sale of the previously closed Eastalco Aluminum smelter site in the state of Maryland in a transaction valued at $100. Upon closing of the transaction, the Company received $94 in cash and recorded a gain of $90 in Other (income) expenses, net ($90 pre- and $89 after-tax; see Note Q) on the Statement of Consolidated Operations in the second quarter of 2021.

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

On March 31, 2021, Alcoa completed the sale for total consideration of approximately $670, which included the assumption of $66 in other postretirement benefit liabilities (after a post-closing adjustment that lowered the amount by $6 in the second quarter 2021). Additionally, as of March 31, 2021, the Company incurred transaction costs of $7. The Company recorded a gain of $27 in Other (income) expenses, net (pre- and after-tax) on the Statement of Consolidated Operations in the first quarter of 2021 (see Note Q). Further, the Company recorded estimated liabilities of approximately $70 in the first quarter of 2021 for future site separation commitments and remaining transaction costs associated with the sale agreement. During the second quarter of 2021, the Company recorded an additional net gain of $3 in Other (income) expenses, net related to working capital, other postretirement benefit liabilities, and site separation costs. Working capital was finalized in the third quarter of 2021 with no further changes to the gain. The overall gain could be adjusted further as estimates for completion of site-separation costs are refined.

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

D. Restructuring and Other Charges, Net– In the third quarter and nine-month period of 2021, Alcoa Corporation recorded Restructuring and other charges, net, of $33 and $73, respectively, which were comprised of the following components:

•	A charge of $27 (both periods) related to the closure of the previously curtailed anode facility in Lake Charles (Louisiana) (see below);
•	A charge of $8 and $47, respectively, related to the settlement of certain pension benefits (see Note L);
•	A reversal of $6 (both periods) for a take or pay energy-related obligation at the Sao Luis smelter no longer required due to the announced restart;

•	Charges of $2 and $11, respectively, for additional take or pay energy contract costs related to the curtailed Wenatchee (Washington) and Intalco (Washington) smelters;
•	Reversals of $22 (nine-month period only) due to lower costs for demolition and remediation related to previously established reserves (see Note P);
•	A net charge of $9 (nine-month period only) related to the settlement and curtailment of certain other postretirement benefits resulting from the sale of the Warrick Rolling Mill (see Note L);
•	Net charges of $2 and $7, respectively, for several other insignificant items.

On July 28, 2021, Alcoa made the decision to permanently close the previously curtailed anode facility in Lake Charles, Louisiana, United States. The anode facility within the Lake Charles site has been fully curtailed since 2015. The Company recorded restructuring and other charges of $27 in the third quarter of 2021, comprised of asset impairments of $22 and cash-based charges for closure and asset retirement obligations of $5. The closure is expected to take approximately one year. The decision to permanently close the facility was made as part of the Company’s on-going portfolio review. The Company’s petroleum coke calciner located at the same site in Lake Charles will remain in operation, unaffected by the closure of the anode facility.

In the third quarter and nine-month period of 2020, Alcoa Corporation recorded Restructuring and other charges, net, of $5 and $44, respectively. The third quarter and nine-month net charges were comprised of the following items: a reversal of $4 and a charge of $23, respectively, related to the curtailment of the Intalco (Washington) smelter, charges of $4 and $17, respectively, for additional contract costs related to the curtailed Wenatchee (Washington) smelter, $5 (both periods) related to settlements of certain pension benefits, and several other insignificant items.

Alcoa Corporation does not include Restructuring and other charges, net in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

	Third quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Bauxite	$—	$1	$—	$1
Alumina	—	3	—	5
Aluminum	23	1	41	40
Segment total	23	5	41	46
Corporate	10	—	32	(2)
Total Restructuring and other charges, net	$33	$5	$73	$44

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

A restructuring reserve of $30 remained at December 31, 2020 related to financial contributions to the divested Avilés and La Coruña entities pursuant to the sale agreement. In the nine-month period of 2021, cash payments of $13 were made against the reserve. In accordance with the terms of the agreement, payments to the divested entities to cover qualified capital expenditures through November 30, 2021 may be requested. If the divested entities do not have qualifying capital expenditures, the remaining reserve of $17 would be reversed in the fourth quarter of 2021.

Activity and reserve balances for restructuring charges were as follows:

	Severance and employee termination costs	Other costs	Total
Balance at December 31, 2019	$35	$102	$137
Restructuring and other charges, net	16	36	52
Cash payments	(41)	(79)	(120)
Reversals and other	(4)	(2)	(6)
Balance at December 31, 2020	6	57	63
Restructuring and other charges, net	—	12	12
Cash payments	(4)	(23)	(27)
Reversals and other	—	(6)	(6)
Balance at September 30, 2021	$2	$40	$42

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

The noncurrent portion of the reserve was $1 at both September 30, 2021 and December 31, 2020.

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

The operating results of Alcoa Corporation’s reportable segments were as follows (differences between segment totals and consolidated amounts are in Corporate):

	Bauxite	Alumina	Aluminum	Total
Third quarter ended September 30, 2021
Sales:
Third-party sales	$56	$756	$2,295	$3,107
Intersegment sales	172	349	8	529
Total sales	$228	$1,105	$2,303	$3,636
Segment Adjusted EBITDA	$23	$148	$613	$784
Supplemental information:
Depreciation, depletion, and amortization	$30	$47	$72	$149
Equity (loss) income	$—	$(1)	$38	$37
Third quarter ended September 30, 2020
Sales:
Third-party sales	$56	$697	$1,607	$2,360
Intersegment sales	236	329	2	$567
Total sales	$292	$1,026	$1,609	$2,927
Segment Adjusted EBITDA	$124	$119	$116	$359
Supplemental information:
Depreciation, depletion, and amortization	$33	$41	$80	$154
Equity loss	$—	$(4)	$(6)	$(10)

	Bauxite	Alumina	Aluminum	Total
Nine months ended September 30, 2021
Sales:
Third-party sales	$153	$2,204	$6,444	$8,801
Intersegment sales	536	1,056	13	1,605
Total sales	$689	$3,260	$6,457	$10,406
Segment Adjusted EBITDA	$123	$499	$1,356	$1,978
Supplemental information:
Depreciation, depletion, and amortization	$119	$143	$218	$480
Equity (loss) income	—	(7)	79	72
Nine months ended September 30, 2020
Sales:
Third-party sales	$193	$2,007	$4,680	$6,880
Intersegment sales	716	954	7	1,677
Total sales	$909	$2,961	$4,687	$8,557
Segment Adjusted EBITDA	$375	$400	$144	$919
Supplemental information:
Depreciation, depletion, and amortization	$97	$127	$240	$464
Equity loss	—	(21)	(13)	(34)

The following table reconciles total Segment Adjusted EBITDA to Consolidated net income (loss) attributable to Alcoa Corporation:

	Third quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Total Segment Adjusted EBITDA	$784	$359	$1,978	$919
Unallocated amounts:
Transformation(1)	(10)	(11)	(34)	(37)
Intersegment eliminations	(8)	(35)	20	(13)
Corporate expenses(2)	(30)	(24)	(84)	(72)
Provision for depreciation, depletion, and amortization	(156)	(161)	(499)	(483)
Restructuring and other charges, net (D)	(33)	(5)	(73)	(44)
Interest expense	(58)	(41)	(167)	(103)
Other income (expenses), net (Q)	18	(45)	147	36
Other(3)	(10)	(15)	(18)	(67)
Consolidated income before income taxes	497	22	1,270	136
Provision for income taxes	(127)	(42)	(331)	(167)
Net income attributable to noncontrolling interest	(33)	(29)	(118)	(135)
Consolidated net income (loss) attributable to Alcoa Corporation	$337	$(49)	$821	$(166)

(1)	Transformation includes, among other items, the Adjusted EBITDA of previously closed operations.
(2)

Corporate expenses are composed of general administrative and other expenses of operating the corporate headquarters and other global administrative facilities, as well as research and development expenses of the corporate technical center.

(3)	Other includes certain items that impact Cost of goods sold on Alcoa Corporation’s Statement of Consolidated Operations that are not included in the Adjusted EBITDA of the reportable segments.

The following table details Alcoa Corporation’s Sales by product division:

	Third quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Primary aluminum	$2,255	$1,311	$6,094	$3,810
Alumina	752	697	2,196	2,004
Flat-rolled aluminum(1)	—	284	320	827
Energy	117	26	205	100
Bauxite	52	50	138	170
Other(2)	(67)	(3)	(141)	(17)
	$3,109	$2,365	$8,812	$6,894

(1)	Flat-rolled aluminum represented sales of the Warrick Rolling Mill through the sale of the facility on March 31, 2021 (see Note C).
(2)	Other includes realized gains and losses related to embedded derivative instruments designated as cash flow hedges of forward sales of aluminum.

F. Earnings Per Share – Basic earnings per share (EPS) amounts are computed by dividing earnings by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding.

The information used to compute basic and diluted EPS attributable to Alcoa Corporation common shareholders was as follows (shares in millions):

	Third quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to Alcoa Corporation	$337	$(49)	$821	$(166)
Average shares outstanding – basic	187	186	187	186
Effect of dilutive securities:
Stock options	—	—	—	—
Stock units	4	—	3	—
Average shares outstanding – diluted	191	186	190	186

Options to purchase less than five hundred thousand shares of common stock outstanding at September 30, 2021 were excluded because they had a weighted average exercise price of $53.30 per share which was greater than the average market price of Alcoa Corporation’s common stock.

In the third quarter and nine-month period of 2020, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive. Had Alcoa generated net income in the third quarter or nine-month period of 2020, one million common share equivalents related to six million outstanding stock units and stock options combined would have been included in diluted average shares outstanding for the periods. Options to purchase two million shares of common stock outstanding at September 30, 2020 were excluded because they had a weighted average exercise price of $26.50 per share which was greater than the average market price of Alcoa Corporation’s common stock.

G. Accumulated Other Comprehensive Loss

The following table details the activity of the three components that comprise Accumulated other comprehensive loss for both Alcoa Corporation’s shareholders and Noncontrolling interest:

	Alcoa Corporation		Noncontrolling interest
	Third quarter ended September 30,		Third quarter ended September 30,
	2021	2020	2021	2020
Pension and other postretirement benefits (L)
Balance at beginning of period	$(2,152)	$(2,371)	$(63)	$(54)
Other comprehensive income (loss):
Unrecognized net actuarial loss and prior service cost/benefit	26	(93)	14	(7)
Tax (expense) benefit	(9)	6	(4)	2
Total Other comprehensive income (loss) before reclassifications, net of tax	17	(87)	10	(5)
Amortization of net actuarial loss and prior service cost/benefit(1)	56	57	2	3
Tax expense(2)	(1)	(2)	—	(1)
Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	55	55	2	2
Total Other comprehensive income (loss)	72	(32)	12	(3)
Balance at end of period	$(2,080)	$(2,403)	$(51)	$(57)

Foreign currency translation
Balance at beginning of period	$(2,357)	$(2,688)	$(853)	$(985)
Other comprehensive (loss) income(3)	(202)	5	(78)	17
Balance at end of period	$(2,559)	$(2,683)	$(931)	$(968)

Cash flow hedges (M)
Balance at beginning of period	$(1,178)	$(221)	$1	$(1)
Other comprehensive (loss) income:
Net change from periodic revaluations	(222)	(333)	(1)	(1)
Tax benefit	38	66	1	1
Total Other comprehensive (loss) income before reclassifications, net of tax	(184)	(267)	—	—
Net amount reclassified to earnings:
Aluminum contracts(4)	82	21	—	—
Financial contracts(5)	(3)	3	(3)	1
Interest rate contracts(6)	3	2	—	—
Foreign exchange contracts(4)	—	3	—	—
Sub-total	82	29	(3)	1
Tax (expense) benefit(2)	(9)	(2)	1	(1)
Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	73	27	(2)	—
Total Other comprehensive loss	(111)	(240)	(2)	—
Balance at end of period	$(1,289)	$(461)	$(1)	(1)

Total Accumulated other comprehensive loss	$(5,928)	$(5,547)	$(983)	$(1,026)

	Alcoa Corporation		Noncontrolling interest
	Nine months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Pension and other postretirement benefits (L)
Balance at beginning of period	$(2,536)	$(2,282)	$(67)	$(56)
Other comprehensive income (loss):
Unrecognized net actuarial loss and prior service cost/benefit	259	(294)	16	(7)
Tax (expense) benefit	(7)	16	(4)	2
Total Other comprehensive income (loss) before reclassifications, net of tax	252	(278)	12	(5)
Amortization of net actuarial loss and prior service cost/benefit(1)	206	163	4	5
Tax expense(2)	(2)	(6)	—	(1)
Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	204	157	4	4
Total Other comprehensive income (loss)	456	(121)	16	(1)
Balance at end of period	$(2,080)	$(2,403)	$(51)	$(57)

Foreign currency translation
Balance at beginning of period	$(2,385)	$(2,160)	$(844)	$(834)
Other comprehensive loss(3)	(174)	(523)	(87)	(134)
Balance at end of period	$(2,559)	$(2,683)	$(931)	$(968)

Cash flow hedges (M)
Balance at beginning of period	$(708)	$(532)	$(1)	$20
Other comprehensive (loss) income:
Net change from periodic revaluations	(922)	6	(2)	(31)
Tax benefit	169	3	1	9
Total Other comprehensive (loss) income before reclassifications, net of tax	(753)	9	(1)	(22)
Net amount reclassified to earnings:
Aluminum contracts(4)	195	35	—	—
Financial contracts(5)	2	10	1	2
Interest rate contracts(6)	7	4	—	—
Foreign exchange contracts(4)	(3)	18	—	—
Sub-total	201	67	1	2
Tax expense(2)	(29)	(5)	—	(1)
Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	172	62	1	1
Total Other comprehensive (loss) income	(581)	71	—	(21)
Balance at end of period	$(1,289)	$(461)	$(1)	$(1)

Total Accumulated other comprehensive loss	$(5,928)	$(5,547)	$(983)	$(1,026)
(1)	These amounts were included in the computation of net periodic benefit cost for pension and other postretirement benefits (see Note L).
(2)	These amounts were reported in Provision for income taxes on the accompanying Statement of Consolidated Operations.
(3)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.
(4)	These amounts were primarily reported in Sales on the accompanying Statement of Consolidated Operations.
(5)	These amounts were reported in Cost of goods sold on the accompanying Statement of Consolidated Operations.
(6)	These amounts were reported in Other (income) expenses, net of the accompanying Statement of Consolidated Operations.
(7)	A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings.

H. Investments– A summary of unaudited financial information for Alcoa Corporation’s equity investments is as follows (amounts represent 100% of investee financial information):

Third quarter ended September 30, 2021	Saudi Arabia Joint Venture	Mining	Energy	Other
Sales	$776	$198	$73	$100
Cost of goods sold	479	145	51	90
Net income (loss)	152	11	22	(12)
Equity in net income (loss) of affiliated companies, before reconciling adjustments	38	6	8	(5)
Other	(3)	(1)	—	4
Alcoa Corporation’s equity in net income (loss) of affiliated companies	35	5	8	(1)

Third quarter ended September 30, 2020
Sales	$552	$195	$51	$72
Cost of goods sold	435	131	28	65
Net (loss) income	(38)	16	28	(10)
Equity in net (loss) income of affiliated companies, before reconciling adjustments	(10)	5	11	(4)
Other	(1)	—	1	3
Alcoa Corporation’s equity in net (loss) income of affiliated companies	(11)	5	12	(1)

Nine months ended September 30, 2021
Sales	$2,199	$568	$188	$291
Cost of goods sold	1,490	414	108	261
Net income (loss)	299	31	74	(18)
Equity in net income (loss) of affiliated companies, before reconciling adjustments	75	16	29	(8)
Other	(7)	(2)	—	15
Alcoa Corporation’s equity in net income of affiliated companies	68	14	29	7

Nine months ended September 30, 2020
Sales	$1,644	$622	$157	$230
Cost of goods sold	1,343	409	78	207
Net (loss) income	(126)	20	75	(25)
Equity in net (loss) income of affiliated companies, before reconciling adjustments	(32)	14	29	(11)
Other	(5)	(1)	—	13
Alcoa Corporation’s equity in net (loss) income of affiliated companies	(37)	13	29	2

The Company’s basis in the ElysisTM Limited Partnership, included in Other in the table above, has been reduced to zero for its share of losses incurred to date. As a result, the Company has $44 in unrecognized losses as of September 30, 2021 that will be recognized upon additional contributions into the partnership.

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

On October 8, 2021, the Company notified the counterparty that it will terminate the Receivables Purchase Agreement, effective November 8, 2021. To date, no receivables have been sold under this agreement.

J. Inventories

	September 30, 2021	December 31, 2020
Finished goods	$377	$321
Work-in-process	194	112
Bauxite and alumina	460	412
Purchased raw materials	495	377
Operating supplies	176	176
	$1,702	$1,398

Inventories related to the Warrick Rolling Mill were excluded from the December 31, 2020 balances in the above table due to the sale of the rolling mill and were classified as Assets held for sale (see Note C).

K. Debt

Credit Facilities.

Alcoa Norway ANS

On October 2, 2019, Alcoa Norway ANS, a wholly-owned subsidiary of Alcoa Corporation, entered into a one-year, multicurrency revolving credit facility agreement for NOK 1.3 billion (approximately $149) which is fully and unconditionally guaranteed on an unsecured basis by Alcoa Corporation. The maturity date of the facility was subsequently extended by one year.

In September 2021, Alcoa Norway ANS made the decision not to extend the maturity of the facility allowing it to expire, effective October 4, 2021. No amounts were drawn on the facility in 2021.

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

At September 30, 2021, the maximum additional borrowing capacity available to the Company to remain in compliance with the maximum leverage ratio covenant in the Revolving Credit Facility was approximately $4,944. Therefore, the Company may access the entire amount of commitments under the Revolving Credit Facility. As of September 30, 2021, Alcoa Corporation was in compliance with all covenants. There were no borrowings outstanding at September 30, 2021, and there were no amounts borrowed during the third quarter and nine-months ended 2021 under this facility.

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

The discount to the initial purchasers, as well as costs to complete the financing, were deferred and are being amortized to interest expense over the term of the 2029 Notes. Interest on the 2029 Notes is paid semi-annually in March and September, and interest payments commenced September 30, 2021. The indenture contains customary affirmative and negative covenants that are similar to those included in the indenture from the 5.500% Senior Notes due 2027 issued in July 2020, such as limitations on liens, limitations on sale and leaseback transactions, a prohibition on a reduction in the ownership of AWAC entities below an agreed level, and the calculation of certain financial ratios.

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

The 2029 Notes rank equally in right of payment with all of ANHBV’s existing and future senior unsecured indebtedness, including the Senior Notes with maturities in 2024 (redeemed on April 7, 2021), 2026 (redeemed on September 30, 2021), 2027 and 2028; rank senior in right of payment to any future subordinated obligations of ANHBV; and are effectively subordinated to ANHBV’s existing and future secured indebtedness, including under the Revolving Credit Agreement, to the extent of the value of property and assets securing such indebtedness. See Note M to the Consolidated Financial Statements in Part II Item 8 of the 2020 Annual Report on Form 10-K for additional information related to ANHBV’s existing debt and related covenants.

Redemption. On April 7, 2021 (the Redemption Date), the Company redeemed in full $750 aggregate principal amount of its 2024 Notes at a redemption price equal to 103.375% of the principal amount of the 2024 Notes, plus accrued and unpaid interest to but not including the Redemption Date.

The issuance of the 2029 Notes and the redemption of the 2024 Notes were determined to be an issuance of new debt and an extinguishment of existing debt. As a result, the Company recorded a loss of $32 on the extinguishment of debt in the second quarter of 2021 in Interest expense, which was comprised of the redemption premium and the write-off of deferred financing fees and unamortized debt issuance costs. The cash flows related to the transaction are classified as financing cash flows.

On September 30, 2021, the Company redeemed in full $500 aggregate principal amount of its 7.00% Senior Notes due 2026 (the 2026 Notes) at a redemption price equal to 103.5% of the principal amount of the 2026 Notes, plus accrued and unpaid interest. As a result, the Company recorded a loss of $22 on the extinguishment of debt in the third quarter of 2021 in Interest expense, which was comprised of the redemption premium and the write-off of deferred financing fees and unamortized debt issuance costs. The cash flows related to the transaction are classified as financing cash flows.

L. Pension and Other Postretirement Benefits – The components of net periodic benefit cost were as follows:

	Third quarter ended September 30,		Nine months ended September 30,
Pension benefits	2021	2020	2021	2020
Service cost	$6	$14	$16	$41
Interest cost(1)	30	41	88	124
Expected return on plan assets(1)	(71)	(73)	(217)	(220)
Recognized net actuarial loss(1)	48	54	149	158
Settlements(2)	8	5	47	5
Curtailments(2)	—	—	—	4
Net periodic benefit cost	$21	$41	$83	$112

	Third quarter ended September 30,		Nine months ended September 30,
Other postretirement benefits	2021	2020	2021	2020
Service cost	$—	$1	$3	$3
Interest cost(1)	4	5	12	15
Recognized net actuarial loss(1)	5	5	16	14
Amortization of prior service benefit(1)	(3)	(4)	(11)	(11)
Settlements(2)	—	—	26	—
Curtailments(2)	—	—	(17)	(2)
Net periodic benefit cost	$6	$7	$29	$19
(1)	These amounts were reported in Other (income) expenses, net on the accompanying Statement of Consolidated Operations (see Note Q).
(2)	These amounts were reported in Restructuring and other charges, net on the accompanying Statements of Consolidated Operations (see Note D) and of Cash Flows.

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

Action #3 – In the third quarter of 2021, settlement accounting and a related plan remeasurement was triggered within Alcoa’s U.S. salaried pension plan as a result of participants electing lump sum payments. Alcoa recorded a $7 increase to Accrued pension benefits related to this remeasurement and recognized a settlement charge of $7.

Action #4 – In the third quarter of 2021, settlement accounting and a related plan remeasurement was triggered within Alcoa’s Australian pension plan as a result of participants electing lump sum payments. Alcoa recorded a $38 decrease to Accrued pension benefits related to this remeasurement and recognized a settlement charge of $1.

The following table presents certain information and the financial impacts of this action on the accompanying Consolidated Financial Statements:

Action #	Number of affected plan participants	Weighted average discount rate as of prior plan remeasurement date	Plan remeasurement date	Weighted average discount rate as of plan remeasurement date	Increase (decrease) to accrued pension benefits liability	Decrease to accrued other postretirement benefits liability	Curtailment gain(1)	Settlement charge(1)
1	~840	2.45%	March 31, 2021	3.06%	$—	$(106)	$(17)	$26
2	~120	2.38%	June 30, 2021	2.71%	$(90)	$—	$—	$39
3	~20	2.71%	September 30, 2021	2.74%	$7	$—	$—	$7
4	~20	1.34%	September 30, 2021	1.53%	$(38)	$—	$—	$1

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

Under ERISA regulations, a plan sponsor that establishes a pre-funding balance by making discretionary contributions to a U.S. defined benefit pension plan may elect to apply all or a portion of this balance toward its minimum required contribution obligations to the related plan in future years. In the second and third quarters of 2021, management made such elections related to the Company’s U.S. plans. As a result, Alcoa’s minimum required contribution to defined benefit pension plans in 2021 is estimated to be approximately $80.

In the third quarter of 2021, $6 was contributed to non-U.S. plans. In the nine-month period of 2021, $49 and $26 were contributed to U.S. and non-U.S. plans, respectively.

In the third quarter of 2020, $10 and $15 were contributed to U.S. and non-U.S. plans, respectively. In the nine-month period of 2020, approximately $49 and $34 were contributed to U.S. and non-U.S. plans, respectively.

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

Derivatives

Alcoa Corporation is exposed to certain risks relating to its ongoing business operations, including the risks of changing commodity prices, foreign currency exchange rates and interest rates. Alcoa Corporation’s commodity and derivative activities include aluminum, energy, foreign exchange, and interest rate contracts which are held for purposes other than trading. They are used primarily to mitigate uncertainty and volatility, and to cover underlying exposures. While Alcoa does not generally enter into derivative contracts to mitigate the risk associated with changes in aluminum price, the Company may do so in isolated cases to address discrete commercial or operational conditions. Alcoa is not involved in trading activities for energy, weather derivatives, or other nonexchange commodity trading activities.

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

The following tables present the detail for Level 1 and 3 derivatives (see additional Level 3 information in further tables below):

	September 30, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
Level 1 derivative instruments	$21	$22	$21	$7
Level 3 derivative instruments	—	1,555	—	838
Total	$21	$1,577	$21	$845
Less: Current	19	299	21	103
Noncurrent	$2	$1,278	$—	$742

	2021		2020
Third quarter ended September 30,	Unrealized (loss) gain recognized in Other comprehensive (loss) income	Realized (loss) gain reclassed from Other comprehensive (loss) income to earnings	Unrealized (loss) gain recognized in Other comprehensive (loss) income	Realized (loss) gain reclassed from Other comprehensive (loss) income to earnings
Level 1 and 2 derivative instruments	$(9)	$(4)	$3	$(2)
Level 3 derivative instruments	(214)	(73)	(338)	(26)
Noncontrolling and equity interest	1	(5)	2	(1)
Total	$(222)	$(82)	$(333)	$(29)

For the quarter ended September 30, 2021, the realized loss of $4 on Level 1 cash flow hedges was recognized in Sales. For the quarter ended September 30, 2020, the realized loss of $2 on Level 1 and 2 cash flow hedges was recognized in Cost of goods sold.

	2021		2020
Nine months ended September 30,	Unrealized (loss) gain recognized in Other comprehensive (loss) income	Realized (loss) gain reclassed from Other comprehensive (loss) income to earnings	Unrealized gain (loss) recognized in Other comprehensive (loss) income	Realized (loss) gain reclassed from Other comprehensive (loss) income to earnings
Level 1 and 2 derivative instruments	$(17)	$(7)	$(4)	$(17)
Level 3 derivative instruments	(908)	(188)	(7)	(48)
Noncontrolling and equity interest	3	(6)	17	(2)
Total	$(922)	$(201)	$6	$(67)

For the nine months ended September 30, 2021, the realized loss of $7 on Level 1 cash flow hedges was comprised of a $6 loss recognized in Sales and a $1 loss recognized in Cost of goods sold. For the nine months ended September 30, 2020, the realized loss of $17 on Level 1 and 2 cash flow hedges was comprised of a $7 loss recognized in Sales and a $10 loss recognized in Cost of goods sold.

Alcoa Corporation had a financial contract that hedged the anticipated power requirements at one of its smelters that expired in July 2021. In March 2021, Alcoa entered into four new financial contracts (Financial contracts (undesignated), below) with three counterparties to hedge the anticipated power requirements at this smelter for the period from August 2021 through July 2026. Two of these financial contracts include LME-linked pricing components and do not qualify for hedge accounting treatment. Management elected not to apply hedge accounting treatment for the other two financial contracts as the value of these contracts is not significant. Significant increases or decreases in the power market or the LME may result in a higher or lower fair value measurement of the financial contracts. Lower prices in the power market or higher LME prices would cause a decrease in the derivative asset or an increase in the derivative liability. Unrealized and realized gains and losses on these financial contracts are included in Other (income) expenses, net on the accompanying Statement of Consolidated Operations.

Additional Level 3 Disclosures

The following table presents quantitative information related to the significant unobservable inputs described above for Level 3 derivative instruments (megawatt hours in MWh):

	September 30, 2021	Unobservable Input	Unobservable Input Range
Liability Derivatives
Power contract	$319	MWh of energy needed	LME (per mt)	2021: $2,850
		to produce the forecasted		2027: $2,425
		mt of aluminum	Electricity	Rate of 4 million MWh per year
Power contracts	1,211	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2021: $2,850 2029: $2,502 2036: $2,798
			Midwest premium (per pound)	2021: $0.3485 2029: $0.3185 2036: $0.3185
			Electricity	Rate of 17 million MWh per year
Power contract (undesignated)	17	Estimated spread between the 30-year debt yield of Alcoa and the counterparty	Credit spread	2.31%: 30-year debt yield spread 5.24%: Alcoa (estimated) 2.93%: counterparty
Financial contracts	8	Interrelationship of	Electricity (per MWh)	2021: $33.13
(undesignated)		forward energy price, LME		2022: $41.11
		forward price and the	LME (per mt)	2021: $2,850
		Consumer Price Index		2022: $2,844

Total Liability Derivatives	$1,555

The fair values of Level 3 derivative instruments recorded in the accompanying Consolidated Balance Sheet were as follows:

Asset Derivatives	September 30, 2021	December 31, 2020
Liability Derivatives
Derivatives designated as hedging instruments:
Current—power contracts	$273	$94
Current—financial contract	—	1
Noncurrent—power contracts	1,257	720
Total derivatives designated as hedging instruments	$1,530	$815
Derivatives not designated as hedging instruments:
Current—embedded credit derivative	$3	$4
Current—financial contract	$8
Noncurrent—embedded credit derivative	14	19
Total derivatives not designated as hedging instruments	$25	$23
Total Liability Derivatives	$1,555	$838

Assuming market rates remain constant with the rates at September 30, 2021, a realized loss of $273 related to power contracts is expected to be recognized in Sales over the next 12 months.

At September 30, 2021 and December 31, 2020, the power contracts with embedded derivatives designated as cash flow hedges hedge forecasted aluminum sales of 1,962 kmt and 2,130 kmt, respectively.

The following tables present the reconciliation of activity for Level 3 derivative instruments:

	Assets	Liabilities
Third quarter ended September 30, 2021	Financial contract	Power contracts	Financial contract	Embedded credit derivative
July 1, 2021	$5	$1,397	$—	$18
Total gains or losses included in:
Sales (realized)	—	(79)	—	—
Cost of goods sold (realized)	(6)	—	—	—
Other income, net (unrealized/realized)	(3)	—	7	(1)
Other comprehensive (loss) income (unrealized)	(2)	212	—	—
Other	6	—	1	—
September 30, 2021	$—	$1,530	$8	$17
Change in unrealized gains or losses included in earnings for derivative instruments held at September 30, 2021:
Other income, net	$(3)	$—	$8	$(1)

	Assets	Liabilities
Nine months ended September 30, 2021	Financial contract	Power contracts	Financial contract	Embedded credit derivative
January 1, 2021	$—	$814	$1	$23
Total gains or losses included in:
Sales (realized)	—	(186)	—	—
Cost of goods sold (realized)	(6)	—	(8)	—
Other expenses (income), net (unrealized/realized)	—	—	6	(6)
Other comprehensive (loss) income (unrealized)	—	902	6	—
Other	6	—	3	—
September 30, 2021	$—	$1,530	$8	$17
Change in unrealized gains or losses included in earnings for derivative instruments held at September 30, 2021:
Other expenses (income), net	$—	$—	$7	$(5)

There were no purchases, sales, or settlements of Level 3 derivative instruments in the periods presented.

Other Financial Instruments

The carrying values and fair values of Alcoa Corporation’s other financial instruments were as follows:

	September 30, 2021		December 31, 2020
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$1,452	$1,452	$1,607	$1,607
Restricted cash	7	7	3	3
Short-term borrowings	77	77	77	77
Long-term debt due within one year	1	1	2	2
Long-term debt, less amount due within one year	1,724	1,876	2,463	2,692

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

N. Income Taxes – Alcoa Corporation’s estimated annualized effective tax rate (AETR) for 2021 as of September 30, 2021 differs from the U.S. federal statutory rate of 21% primarily due to foreign jurisdictions with higher statutory tax rates partially offset by income in certain jurisdictions with full valuation allowances resulting in no additional tax expense.

	Nine months ended September 30,
	2021	2020
Income before income taxes	$1,270	$136
Estimated annualized effective tax rate	26.7%	136.4%
Income tax expense	$339	$185
Favorable tax impact related to losses in jurisdictions with no tax benefit	(7)	(17)
Discrete tax benefit	(1)	(1)
Provision for income taxes	$331	$167

Alúmina Española, S.A. (Española) has incurred recent operating losses that may result in a three-year cumulative loss position later in 2021. Despite recent favorable increases in the sales price for alumina from Española’s sole operating asset, the San Ciprián refinery, the high energy costs in Spain, as well as the workers’ strike that resumed on September 27, 2021, are challenging profitability for the entity. At this point in time, management concluded that Española’s net deferred tax assets will more likely than not be realized and a valuation allowance has not been recorded against deferred tax assets, but Española’s operating results will continue to be monitored. Upon changes in facts and circumstances, or a continuation of current energy cost trends, management may conclude that Española’s deferred tax assets may not be realized, resulting in a future charge to establish a valuation allowance. Española’s net deferred tax assets were $105 at September 30, 2021. The majority of Española’s net deferred tax assets relate to prior net operating losses; the related credits are not subject to an expiration period.

O. Leasing

Management records a right-of-use asset and lease liability for several types of operating leases, including land and buildings, alumina refinery process control technology, plant equipment, vehicles, and computer equipment. The leases have remaining terms of less than one to 36 years. The discount rate applied to these leases is the Company’s incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments, unless there is a rate implicit in the lease agreement. The Company does not have material financing leases.

Lease expense and operating cash flows include:

	Third quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Costs from operating leases	$16	$19	$54	$57
Variable lease payments	4	2	9	7
Short-term rental expense	1	1	2	2

The weighted average lease term and weighted average discount rate as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
Weighted average lease term for operating leases (years)	4.9	4.4
Weighted average discount rate for operating leases	5.1%	5.2%

The following represents the aggregate right-of use assets and related lease obligations recognized in the Consolidated Balance Sheet at:

	September 30, 2021	December 31, 2020
Properties, plants and equipment, net	$108	$137
Other current liabilities	$42	$60
Other noncurrent liabilities and deferred credits	69	82
Total operating lease liabilities	$111	$142

Right-of-use assets and lease liabilities related to the Warrick Rolling Mill were excluded from the December 31, 2020 balances in the above table due to the sale of the rolling mill and were classified as Assets held for sale (see Note C).

New leases of $3 and $15 were added during the third quarter and nine-month period of 2021, respectively.

The future cash flows related to the operating lease obligations as of September 30, 2021 were as follows:

2021 (excluding the nine months ended September 30)	$17
2022	38
2023	24
2024	15
2025	10
Thereafter	24
Total lease payments (undiscounted)	128
Less: discount to net present value	(17)
Total	$111

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

Alcoa Corporation’s environmental remediation reserve balance reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. The following table details the changes in the carrying value of recorded environmental remediation reserves:

Balance at December 31, 2019	$335
Liabilities incurred	7
Cash payments	(19)
Foreign currency translation and other	(1)
Balance at December 31, 2020	322
Liabilities incurred	8
Cash payments	(14)
Reversals of previously recorded liabilities	(17)
Foreign currency translation and other	(2)
Balance at September 30, 2021	$297

At September 30, 2021 and December 31, 2020, the current portion of Alcoa Corporation’s environmental remediation reserve balance was $37 and $29, respectively.

The Company incurred liabilities of $4 and $8 in the third quarter and nine-month period of 2021, respectively, primarily related to environmental activities at the Point Comfort site in Texas, closure of the anode plant at the Lake Charles site in Louisiana, and wetlands mitigation at the Longview site in Washington, as well as other increases for ongoing monitoring and maintenance at various sites. These charges are primarily recorded in Cost of goods sold and Restructuring and other charges, net on the accompanying Statement of Consolidated Operations. Payments related to remediation expenses applied against the reserve were $3 and $14 in the third quarter and nine-month period of 2021, respectively. These amounts include mandated expenditures as well as those not required by any regulatory authority or third party. Further, the Company recorded reversals of reserves of $17 during the nine-month period of 2021, respectively, related to:

•	$5 (nine-month period only) due to lower costs for waste treatment at a previously closed Suriname site;
•	$5 (nine-month period only) due to lower costs for site remediation related to a previously closed site in Brazil; and,
•	$7 (nine-month period only) due to the determination that previously estimated site remediation is not required at the previously closed Tennessee site.

The Company incurred liabilities of $4 and $6 in the third quarter and nine-month period of 2020, respectively, due to charges related to increases for ongoing monitoring and maintenance and environmental consulting work for a remediation project at the Fusina site in Italy. These charges are primarily recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. Payments related to remediation expenses applied against the reserve were $5 and $14 in the third quarter and nine-month period of 2020, respectively. These amounts include mandated expenditures as well as those not required by any regulatory authority or third party. The reserve also reflects a decrease of $6 in the nine-month period of 2020, due to the effects of foreign currency translation.

The estimated timing of cash outflows on the environmental remediation reserve at September 30, 2021 is as follows:

2021 (excluding the nine months ended September 30, 2021)	$6
2022 - 2026	176
Thereafter	115
Total	$297

Reserve balances at September 30, 2021 and December 31, 2020, associated with significant sites with active remediation underway or for future remediation were $241 and $259, respectively. In management’s judgment, the Company’s reserves are sufficient to satisfy the provisions of the respective action plans. Upon changes in facts or circumstances, a change to the reserve may be required. The Company’s significant sites include:

Poços de Caldas, Brazil—The reserve associated with the 2015 closure of the Alcoa Alumínio S.A. smelter in Poços de Caldas, Brazil, is for remediation of historic spent potlining storage and disposal areas. The final remediation plan is currently under review; such review could require the reserve balance to be adjusted.

Fusina and Portovesme, Italy—Alcoa Corporation’s subsidiary Alcoa Trasformazioni S.r.l. has remediation projects underway for its closed smelter sites at Fusina and Portovesme which have been approved by the Italian Ministry for Ecologic Transition (MET), formerly the Italian Ministry of Environment and Protection of Land and Sea (MOE). Work is ongoing for soil remediation at the Fusina site with expected completion by the end of 2023 and at the Portovesme site with expected completion in the second half of 2021. Additionally, annual payments are made to MET over a 10-year period through 2022 for groundwater emergency containment and natural resource damages at the Fusina site. The final remedial design for the groundwater remediation project at Portovesme was completed in 2020 and is awaiting approval from the MET.

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

Massena, New York—The reserve associated with the 2015 closure of the Massena East smelter by the Company’s subsidiary, Reynolds Metals Company, is for subsurface soil remediation to be performed after demolition of the structures. Remediation work commenced in 2021 and will take four to eight years to complete.

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

Longview, Washington—In connection with a 2018 Consent Decree and Cleanup Action Plan with the State of Washington Department of Ecology, the Company’s subsidiary, Northwest Alloys as landowner, accepted certain responsibilities for future remediation of contaminated soil and sediments at the site located near Longview, Washington. In December 2020, the lessee of the land, who is a partner in the remediation of the site, filed for bankruptcy. As of September 30, 2021, the reserve related to the site is deemed to be sufficient.

Other Sites—The Company is in the process of decommissioning various other plants and remediating sites in several countries for potential redevelopment or to return the land to a natural state. In aggregate, there are approximately 35 remediation projects at these other sites that are planned or underway. These activities will be completed at various times in the future with the latest expected to be in 2026, after which ongoing monitoring and other activities may be required. At September 30, 2021 and December 31, 2020, the reserve balance associated with these activities was $56 and $63, respectively.

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

Brazil (AWAB)— In March 2013, AWAB was notified by the Brazilian Federal Revenue Office (RFB) that approximately $110 (R$220) of value added tax credits previously claimed are being disallowed and a penalty of 50% assessed. Of this amount, AWAB received $41 (R$82) in cash in May 2012. The value-added tax credits were claimed by AWAB for both fixed assets and export sales related to the Juruti bauxite mine and São Luís refinery expansion. The RFB has disallowed credits they allege belong to the consortium in which AWAB owns an interest and should not have been claimed by AWAB. Credits have also been disallowed as a result of challenges to apportionment methods used, questions about the use of the credits, and an alleged lack of documented proof. AWAB presented defense of its claim to the RFB on April 8, 2013. If AWAB is successful in this administrative process, the RFB would have no further recourse. If unsuccessful in this process, AWAB has the option to litigate at a judicial level. Separately from AWAB’s administrative appeal, in June 2015, a new tax law was enacted repealing the provisions in the tax code that were the basis for the RFB assessing a 50% penalty in this matter. As such, the estimated range of reasonably possible loss for these matters is $0 to $41 (R$220). It is management’s opinion that the allegations have no basis; however, at this time, the Company is unable to reasonably predict an outcome for this matter.

Australia (AofA)— In December 2019, AofA received a statement of audit position (SOAP) from the Australian Taxation Office (ATO) related to the pricing of certain historic third-party alumina sales. The SOAP proposed adjustments that would result in additional income tax payable by AofA. During 2020, the SOAP was the subject of an independent review process within the ATO. At the conclusion of this process, the ATO determined to continue with the proposed adjustments and issued Notices of Assessment (the Notices) that were received by AofA on July 7, 2020. The Notices asserted claims for income tax payable by AofA of approximately $154 (A$214). The Notices also included claims for compounded interest on the tax amount totaling approximately $509 (A$707).

On September 17, 2020, the ATO issued a position paper with its preliminary view on the imposition of administrative penalties related to the tax assessment issued to AofA. This paper proposed penalties of approximately $92 (A$128). AofA disagrees with the ATO’s proposed position on penalties and submitted a response to the position paper in the fourth quarter of 2020. After the ATO completes its review of AofA’s response, the ATO could issue a penalty assessment.

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

In accordance with the ATO’s dispute resolution practices, AofA paid 50% of the assessed income tax amount exclusive of interest and any penalties, or approximately $74 (A$107), during the third quarter 2020, and the ATO is not expected to seek further payment prior to final resolution of the matter. If AofA is ultimately successful, any amounts paid to the ATO as part of the 50% payment would be refunded. AofA funded the payment with cash on hand and recorded the payment within Other noncurrent assets as a tax assessment deposit; the related September 30, 2021 balance is $77 (A$107).

Further interest on the unpaid tax and interest amounts will continue to accrue during the dispute. The initial interest assessment and the additional interest accrued are deductible against taxable income by AofA but would be taxable as income in the year the dispute is resolved if AofA is ultimately successful. AofA applied this deduction beginning in the third quarter of 2020 which reduced cash tax payments by approximately $158 (A$219) in 2020 and $3 (A$4) and $10 (A$14), respectively, in the third quarter and nine-month period of 2021. This amount has been reflected within Other noncurrent liabilities and deferred credits as a noncurrent accrued tax liability; the related September 30, 2021 balance is $168 (A$233).

The Company continues to believe it is more likely than not that AofA’s tax position will be sustained and therefore is not recognizing any tax expense in relation to this matter. However, because the ultimate resolution of this matter is uncertain at this time, the Company cannot predict the potential loss or range of loss associated with the outcome, which may materially affect its results of operations and financial condition. References to any assessed U.S. dollar amounts presented in connection with this matter have been converted into U.S. dollars from Australian dollars based on the exchange rate in effect as of September 30, 2021.

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

On June 15, 2021, the Spanish National Court ruled that the collective dismissal agreement for the divested Avilés and La Coruña aluminum facilities is still in effect and that Alcoa is liable for related employee severance. Alcoa has not recorded a reserve related to the matter, has filed an appeal with the Spanish Supreme Court and will continue to defend this matter and pursue all available legal resolution methods. At this time, Alcoa Corporation is unable to reasonably predict the ultimate outcome or range of loss associated with the outcome of this matter, which may materially affect its results of operations.

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

Q. Other (Income) Expenses, Net

	Third quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Equity (gain) loss	$(30)	$14	$(61)	$43
Foreign currency (gains) losses, net	(4)	(5)	2	8
Net (gain) loss from asset sales	(8)	2	(132)	(174)
Net loss on mark-to-market derivative instruments (M)	9	3	2	12
Non-service costs – Pension & OPEB (L)	13	28	37	80
Other	2	3	5	(5)
	$(18)	$45	$(147)	$(36)

Net (gain) loss from asset sales for the nine months ended September 30, 2021 included a net gain of $120 related to the sales of the former Eastalco site and the Warrick Rolling Mill (see Note C). Net (gain) loss from asset sales for the nine months ended September 30, 2020 included a net gain of $181 related to the sale of EES (see Note C).

R. Subsequent Events

In October 2021, the Company signed a group annuity contract to transfer the obligation to pay the remaining retirement benefits of approximately 800 retirees and deferred vested participants from one of its Suriname pension plans to an insurance company. The transfer of $55 in both plan obligations and plan assets was completed on October 19, 2021. As a result, a $63 settlement loss will be recorded in Restructuring and other charges, net on the Statement of Consolidated Operations in the fourth quarter of 2021.

On October 14, 2021, the Company announced the initiation of a quarterly cash dividend on its common stock. The Board of Directors declared the first quarterly cash dividend of $0.10 per share of the Company’s common stock, to be paid on November 19, 2021 to stockholders of record as of the close of business on October 29, 2021.

On October 14, 2021, the Company announced that its Board of Directors approved a new $500 share repurchase program. The Company is authorized to repurchase up to a total of $650 of its outstanding shares of common stock, which includes $500 under the newly authorized share repurchase program and a remaining $150 under the Company’s previously authorized share repurchase program. As of October 22, 2021, the Company had 187,103,147 issued and outstanding shares of common stock.

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

To date, the Company has experienced isolated interruptions from its supply sources but has identified alternate solutions to avoid any significant production impacts. In relation to the Company’s workforce, operating locations have had minimal contractor- and employee-related disruptions. The magnitude and duration of the COVID-19 pandemic continues to be unknown. The pandemic could have adverse future impacts on the Company’s business, financial condition, operating results, and cash flows. Further adverse conditions or prolonged deterioration of conditions could negatively impact our financial condition and result in asset impairment charges, including long-lived assets or goodwill, or affect the realizability of deferred tax assets.

As a result of the pandemic’s impact on the macroeconomic environment, management evaluated the future recoverability of the Company’s assets, including goodwill and long-lived assets, and the realizability of deferred tax assets while considering the Company’s current market capitalization. Management concluded that no asset impairments and no additional valuation allowances were required through September 30, 2021.

Alumar Refinery

In July 2021, one of two ship unloaders at the Alumar refinery in São Luís, Brazil, which Alcoa operates, sustained structural damage, reducing the amount of bauxite that can be unloaded. Until late September, the refinery supplemented the bauxite supply from the one functioning loader with existing, on-hand inventory and reduced production by one-third, to about 7,000 tonnes per day. In early October, alumina production was restored to approximately 95 percent capacity with the use of temporary cranes to unload bauxite. The Alumar unloader outage impacted all three segments in the third quarter of 2021: Juruti mining operations (a source of bauxite to Alumar) reduced volume; the Alumar refinery reduced production and incurred additional maintenance and rental costs; and, certain of the Company’s smelters incurred higher alumina freight cost. The total impact on Net income attributable to Alcoa Corporation was $18 in the third quarter of 2021.

San Ciprián Smelter and Refinery

On September 27, 2021, the labor force at the San Ciprián refinery and smelting facilities resumed the strike that had previously been suspended since January 2021. Under the strike conditions, the refinery has reduced production and related shipments, and the smelter has stopped all metal shipments. Further, the San Ciprián refining and smelting operations are expected to face significantly higher energy and raw materials costs, as well as the loss of value-add premiums while strike conditions persist. The resulting impact on Net income attributable to Alcoa Corporation could approximate $90 for the fourth quarter of 2021. Additionally, strike-related delays in shipments and higher costs are expected to have unfavorable impacts on the Company’s working capital and operating cash flow.

In conjunction with the Company’s October 2020 decision to curtail the San Ciprián smelter, the workers’ representatives challenged the collective dismissal process in a legal proceeding before the Superior Court of Justice of Galicia, which ruled in favor of the workers on December 17, 2020. As a result, the Company suspended its plans to curtail the San Ciprián smelter and filed an appeal of the ruling with the Spanish Supreme Court. On October 28, 2021, the Spanish Supreme Court announced that it has confirmed the ruling of the Superior Court of Justice of Galicia and dismissed the Company’s appeal. The Court indicated that the complete text of the ruling will be available in the coming days.

The Company continues to evaluate potential solutions for the smelter, which has continued to incur persistent and recurring financial losses. It is the Company’s position that a financially viable energy solution is required before any sale to a third party is contemplated to ensure the viability of the smelter after the sale. See additional discussion under Other Spain Matters below.

Alumar Smelter

On September 20, 2021, the Company announced its plan to restart its 268 kmt per year share of capacity at the Alumar smelter in São Luís, Brazil, which had been fully curtailed since 2015. The process to restart the idle capacity began in September. The first molten metal is expected in the second quarter of 2022, and the smelter is expected to be operational at full capacity in the fourth quarter of 2022. The cost of the restart is anticipated to be approximately $75 million, including approximately $10 million in capital expenses.

The restart leverages the site’s integration with an alumina refinery, new long-term contracts for renewable energy and an available skilled workforce, as well as tax efficiencies and a strong U.S. dollar. With this planned restart, Alcoa will have approximately 80 percent of its 2.99 million metric tons of global aluminum smelting capacity operating.

Other Actions

As part of the planned restart of the Alumar smelter in São Luís, Brazil, the Company is entering into fixed price commitments on aluminum sales and certain input costs to protect project economics through 2023. Further, starting in October 2021, Alcoa began entering into fixed price commitments to reduce price risk associated with aluminum produced during the San Ciprián strike.

On July 28, 2021, Alcoa made the decision to permanently close the previously curtailed anode facility in Lake Charles, Louisiana, United States. The anode facility within the Lake Charles site has been fully curtailed since 2015. The Company recorded restructuring and other charges of $27 in the third quarter of 2021, comprised of asset impairments of $22 and cash-based charges for closure and asset retirement obligations of $5. The closure is expected to take approximately one year. The decision to permanently close the facility was made as part of the Company’s on-going portfolio review. The Company’s petroleum coke calciner located at the same site in Lake Charles will remain in operation, unaffected by the closure of the anode facility.

In June 2021, the Company completed the sale of the previously closed Eastalco aluminum smelter site in the state of Maryland in a transaction valued at $100. Upon the closing of the transaction, the Company received $94 in cash and recorded a gain of $90 in Other (income) expenses, net ($90 pre- and $89 after-tax) on the Statement of Consolidated Operations.

On November 30, 2020, the Company entered into an agreement to sell its rolling mill located at Warrick Operations (Warrick Rolling Mill), an integrated aluminum manufacturing site near Evansville, Indiana (Warrick Operations), to Kaiser Aluminum Corporation (Kaiser). On March 31, 2021, the Company completed the sale for total consideration of approximately $670, which includes the assumption of $66 in other postretirement benefit liabilities (after post-closing adjustment which lowered the amount by $6 in the second quarter of 2021). The Company recorded a gain of $27 in Other (income) expenses, net (pre- and after-tax) on the Statement of Consolidated Operations upon closure in the first quarter of 2021. During the second quarter of 2021, the Company recorded an additional gain of $3 in Other (income) expenses, net related to working capital, other postretirement benefit liabilities, and site separation costs. Working capital was finalized in the third quarter of 2021 with no further changes to the gain. The overall gain could be adjusted further as estimates for completion of site-separation costs are refined.

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

On March 18, 2021, the Company signed 5-year agreements to repower the Portland Aluminum Smelter in the State of Victoria, Australia. The agreements with three separate providers commenced on August 1, 2021. Further, the Australian Federal Government has committed, subject to approval, to provide up to $15 (A$19) per year for four years to underwrite the smelter’s participation in the Reliability and Emergency Reserve Trader (RERT) scheme. The arrangement will recognize the smelter’s ability to rapidly shed load when required to help protect the power grid from unexpected interruptions when it is under duress.

See the below sections for additional details on the above-described actions.

Other Spain Matters

San Ciprián CO2 Compensation Credits—In June 2021, the Spanish Ministry of Industry, Trade and Tourism (the Ministry) initiated the process to request repayment of $40 (€34) in CO2 compensation credits related to 2018 for $13 (€11) and 2019 for $27 (€23), which were subject to a three-year clawback provision based on continued operations and employment. The request for repayment is related to Alcoa’s communication of the decision to implement the collective dismissal process and its potential impact on operations and employment at San Ciprián. Alcoa disagrees with the Ministry’s position as the collective dismissal process was not concluded and operations and employment at San Ciprián have been maintained. Accordingly, the Company has filed an appeal.

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

On June 15, 2021, the Spanish National Court ruled that the collective dismissal agreement for the divested Avilés and La Coruña aluminum facilities is still in effect and that Alcoa is liable for related employee severance. Alcoa has not recorded a reserve related to the matter, has filed an appeal with the Spanish Supreme Court and will continue to defend this matter and pursue all available legal resolution methods. At this time, Alcoa Corporation is unable to reasonably predict the ultimate outcome or range of loss associated with the outcome of this matter, which may materially affect its results of operations.

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

Selected Financial Data:

	Quarter ended		Nine months ended
	Sequential		Year-to-date
Statement of Operations	September 30, 2021	June 30, 2021	September 30, 2021	September 30, 2020
Sales	$3,109	$2,833	$8,812	$6,894
Cost of goods sold (exclusive of expenses below)	2,322	2,156	6,770	5,995
Selling, general administrative, and other expenses	53	54	159	151
Research and development expenses	8	6	21	18
Provision for depreciation, depletion, and amortization	156	161	499	483
Restructuring and other charges, net	33	33	73	44
Interest expense	58	67	167	103
Other income, net	(18)	(105)	(147)	(36)
Total costs and expenses	2,612	2,372	7,542	6,758
Income before income taxes	497	461	1,270	136
Provision for income taxes	127	111	331	167
Net income (loss)	370	350	939	(31)
Less: Net income attributable to noncontrolling interest	33	41	118	135
Net income (loss) attributable to Alcoa Corporation	$337	$309	$821	$(166)

	Quarter ended		Nine months ended
Selected Financial Metrics	September 30, 2021	June 30, 2021	September 30, 2021	September 30, 2020
Diluted income (loss) per share attributable to Alcoa Corporation common shareholders	$1.76	$1.63	$4.32	$(0.89)
Third-party shipments of alumina (kmt)	2,426	2,437	7,335	7,329
Third-party shipments of aluminum products (kmt)	722	767	2,320	2,281
Average realized price per metric ton of alumina	$312	$282	$300	$274
Average realized price per metric ton of primary aluminum	$3,124	$2,753	$2,724	$1,858
Average Alumina Price Index (API)(1)	$292	$279	$291	$268
Average London Metal Exchange (LME) 15-day lag(2)	$2,570	$2,360	$2,330	$1,634
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
Overview

Net income attributable to Alcoa Corporation increased $28 primarily as a result of:

•Higher aluminum prices and regional premiums

•Favorable pricing at the Brazil hydro-electric facilities

•Favorable currency impacts due to a stronger U.S. dollar against most major currencies

Mostly offset by:

•Absence of a gain on the sale of the former Eastalco site

•Higher market energy costs in Europe

•Higher raw material costs due to inflation and supply chain issues

•Lower volume mainly due to shipping delays from unfavorable weather conditions and railcar availability

•Unfavorable impacts related to the ship unloader outage at Alumar

•Completion of a government grant to support operations of the Portland smelter in prior quarter

•Higher taxes on improved earnings in jurisdictions with higher tax rates

Net income attributable to Alcoa Corporation increased $987 primarily as a result of:

•Higher prices for aluminum and alumina

•Favorable pricing at the Brazil hydro-electric facilities

•Gain on the sale of assets including the former Eastalco site and the Warrick Rolling Mill

•Higher equity earnings primarily from the Ma’aden aluminum joint venture due to higher aluminum prices

Partially offset by:

•Unfavorable currency impacts due to a weaker U.S. dollar mainly against most major currencies

•Higher energy costs, primarily due to a new gas contract at the Australia alumina refineries and higher market prices in Europe

•Higher taxes on improved earnings in jurisdictions with higher tax rates

•Higher raw material costs due to inflation and supply chain issues

•Unfavorable impacts related to the ship unloader outage at Alumar

•Absence of a gain related to the divestiture of the Gum Springs waste treatment facility

Sales

Sales increased $276 primarily as a result of:

•Higher realized prices for aluminum and alumina

•Favorable pricing at the Brazil hydro-electric facilities

Partially offset by:

•Lower volume due to shipping delays from unfavorable weather conditions and railcar availability

Sales increased $1,918 primarily as a result of:

•Higher realized prices for aluminum and alumina

•Favorable pricing at the Brazil hydro-electric facilities

•Higher value-add product sales

•Restart of the Bécancour smelter

•Higher shipments due to the sale of accumulated inventory after the January suspension of the strike at the San Ciprián smelter

Partially offset by:

•Absence of sales from the divested Warrick Rolling Mill

•Curtailment of the Intalco smelter

	Sequential Period Comparison	Year-to-date Comparison
Cost of goods sold

Cost of goods sold as a percentage of sales decreased 1.4% primarily as a result of:

•Higher realized prices for aluminum and alumina

•Favorable pricing at the Brazil hydro-electric facilities

Partially offset by:

•Higher raw material costs primarily driven by inflation and supply chain issues

•Higher market energy costs in Europe

•Unfavorable impacts related to the ship unloader outage at Alumar

Cost of goods sold as a percentage of sales decreased 10.2% primarily as a result of:

•Higher realized prices for aluminum and alumina

•Favorable pricing on the Brazil hydro-electric facilities

Partially offset by:

•Higher energy costs, primarily due to a new gas contract at the Australia alumina refineries and higher market prices in Europe

Selling, general administrative, and other expenses	Selling, general administrative, and other selling expenses decreased $1 sequentially primarily on lower compensation expenses.

Selling, general administrative, and other selling expenses increased $8 primarily as a result of:

•Higher labor and variable compensation costs

•Higher legal costs

•Net unfavorable currency impacts mainly against the Australian dollar

Partially offset by:

•Lower pension costs

•Lower travel costs due to pandemic travel limitations

Provision for depreciation, depletion, and amortization	Depreciation decreased $5 primarily as a result of: •Favorable currency impacts primarily as the U.S. dollar strengthened against the Australian dollar and Euro

Depreciation increased $16 primarily as a result of:

•Higher depreciation at the Australian mines due to completion of mine moves

•Unfavorable currency impacts due to a weaker U.S. dollar against most major currencies except the Brazilian real

Partially offset by:

•Lower depreciation due to the sale of the Warrick Rolling Mill

Interest expense

Interest expense decreased $9 primarily as a result of:

•Absence of early redemption costs for the $750 6.75% Senior Notes extinguished in early April 2021

Partially offset by:

•Early redemption costs for the $500 7.00% Senior Notes redeemed in late September 2021

Interest expense increased $65 primarily as a result of:

•Early redemption costs for the $750 6.75% Senior Notes and $500 7.00% Senior Notes

•Interest on the $750 5.5% Senior Notes issued in July 2020

•Interest on the $500 4.125% Senior Notes issued in March 2021

Partially offset by:

•Absence of interest on $750 6.75% Senior Notes redeemed early in April 2021

Other (income) expenses, net

Other (income) expenses, net decreased $87 primarily as a result of:

•Absence of a gain on the sale of assets including the former Eastalco site

•Unfavorable mark-to-market impacts

Partially offset by:

•Gains on the sale of other assets, including land sales

•Favorable currency impacts from sequential strengthening of the U.S. dollar

Other (income) expenses, net increased $111 primarily as a result of:

•Gain on the sale of assets including the former Eastalco site and the Warrick Rolling Mill

•Higher equity earnings primarily from the Ma’aden aluminum joint venture due to higher aluminum prices

•Lower non-service costs related to pension and OPEB

Partially offset by:

•Absence of a gain related to the divestiture of the Gum Springs waste treatment facility

	Sequential Period Comparison	Year-to-date Comparison
Restructuring and other charges, net

In the third quarter of 2021, the Company recorded net charges of $33 which were primarily related to $27 for the permanent closure of the anode portion of the Lake Charles facility, $8 for the settlement of certain pension benefits and $2 for take or pay energy contracts at curtailed locations, partially offset by $6 for the reversal of a take or pay obligation at Sao Luis smelter due to the announced restart.

In the second quarter of 2021, the Company recorded net charges of $33 which were primarily related to $39 for the settlement of certain pension benefits and $3 for take or pay energy contracts at curtailed locations, partially offset by reversals of asset retirement obligations at closed locations of $10.

In the nine-month period of 2021, the Company recorded net charges of $73 which were primarily related to: $47 for the settlement of certain pension benefits; $27 for the permanent closure of the anode portion of the Lake Charles facility; $9 in settlements and curtailments of certain other postretirement benefits related to the sale of the Warrick Rolling Mill; $11 related to additional take or pay energy contract costs at the curtailed Intalco and Wenatchee smelters; $22 of reversals for environmental and asset retirement obligation reserves; and $6 for the reversal of a take or pay obligation at Sao Luis smelter due to the announced restart.

In the nine-month period of 2020, Alcoa Corporation recorded net charges of $44 which were primarily related to $23 of costs related to the curtailment of the Intalco smelter and $17 for take or pay energy contract costs related to the curtailed Wenatchee smelter.

Provision for income taxes

The Provision for income taxes in the third quarter of 2021 was $127 on income before taxes of $497 or 25.6%. In comparison, the second quarter of 2021 Provision for income taxes was $111 on income before taxes of $461 or 24.1%.

The increase in taxes is attributable to the relative composition of earnings among tax jurisdictions. In the current quarter, the Company had higher income in higher taxed jurisdictions raising the effective tax rate from the prior period.

The Provision for income taxes in the nine-month period of 2021 was $331 on income before taxes of $1,270 or 26.4%. In comparison, the nine-month period of 2020 Provision for income taxes was $167 on income before taxes of $136 or 122.8%.

The increase in taxes is primarily attributable to the overall higher income before taxes noted above. Additionally, in the nine-month period in 2021, the Company had significantly higher income in the jurisdictions where it pays taxes and lower losses in the jurisdictions where it maintains a full tax valuation reserve. This change in composition of taxable income significantly reduced the effective tax rate from the prior period.

Noncontrolling interest

Net income attributable to noncontrolling interest was $33 in the third quarter of 2021 compared with $41 in the second quarter of 2021. These amounts are entirely related to Alumina Limited’s 40% ownership interest in several affiliated operating entities.

The decrease in earnings was mainly driven by higher production costs and lower sales volumes which were partially offset by the strengthening of the U.S. dollar and higher alumina prices.

Net income attributable to noncontrolling interest was $118 in the nine-month period of 2021 compared with $135 in the nine-month period of 2020.

The decrease is due to higher energy costs at the Australia alumina refineries due to a new gas contract and unfavorable currency impacts as the U.S. dollar weakened mainly against the Australian dollar which were partially offset by higher alumina prices.

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

Bauxite

Business Update. During the third quarter, the segment faced lower production at the Juruti (Brazil) mine due to lower demand from the Alumar refinery due to the ship unloader outage, which impacted both volume and production costs. However, shipments increased overall due to higher volume from a mine operated by a partner (Compagnie des Bauxites de Guinée (CBG)). Additionally, higher realized third-party prices were offset by increased shipping costs.

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

	Quarter ended		Nine months ended
	September 30, 2021	June 30, 2021	September 30, 2021	September 30, 2020
Production (mdmt)	11.7	12.2	35.8	35.8
Third-party shipments (mdmt)	1.5	1.1	4.1	4.6
Intersegment shipments (mdmt)	10.5	10.8	31.8	31.8
Total shipments (mdmt)	12.0	11.9	35.9	36.4
Third-party sales	$56	$39	$153	$193
Intersegment sales	172	179	536	716
Total sales	$228	$218	$689	$909
Segment Adjusted EBITDA	$23	$41	$123	$375
Operating costs	$232	$206	$675	$618
Average cost per dry metric ton of bauxite	$19	$17	$19	$17

	Sequential Period Comparison	Year-to-date Comparison
Production	Production decreased 4% primarily as a result of: •Lower demand from the Alumar refinery due to the ship unloader outage	Production was flat in the comparative periods.
Third-party sales	Third-party sales increased $17 primarily as a result of: •Higher third-party realized price •Higher third-party sales volumes despite lower production

Third-party sales decreased $40 primarily as a result of:

•Lower third-party realized prices

•Lower third-party sales volumes primarily due to port congestion in Western Australia

•Lower royalties due to the absence of a favorable true-up that occurred in the first quarter of 2020

Intersegment sales	Intersegment sales decreased $7 primarily as a result of: •Lower intersegment volume primarily due to lower demand at the Alumar refinery due to the ship unloader outage	Intersegment sales decreased $180 primarily as a result of: •Lower average internal prices on sales with the Alumina segment

	Sequential Period Comparison	Year-to-date Comparison
Segment Adjusted EBITDA

Segment adjusted EBITDA decreased $18 primarily as a result of:

•Lower margin on trading activities

•Higher production costs in Western Australia and Brazil

•Lower demand at the Alumar refinery due to the ship unloader outage

Partially offset by:

•Favorable currency impacts due to a stronger U.S. dollar mainly against the Australian dollar

Segment adjusted EBITDA decreased $252 primarily as a result of:

•Lower realized prices

•Unfavorable currency impacts due to a weaker U.S. dollar mainly against the Australian dollar

•Lower royalties due to the absence of a favorable true up in the first quarter of 2020

•Lower third-party sales volumes

Forward Look. For the fourth quarter of 2021 in comparison to the third quarter, Bauxite segment results are expected to partially recover as unloading capacity improves at the Alumar refinery, enabling the return to 95% of production capacity. Further, third-party bauxite sales out of Western Australia will cease after December 15, 2021 due to the expiration of the Company’s export license; sales out of Western Australia represent approximately $20 of the third-party sales for the segment in the nine-month period of 2021. Lastly, the strike at the San Ciprián refinery is expected to lower shipments in the fourth quarter.

Alumina

Business Update. During the third quarter and nine-month period of 2021, the average API trended favorably, reflecting a 5% and 9% improvement over the prior quarter and nine-month period of 2020, respectively. In the third quarter of 2021, the Alumar refinery reduced production due to damage sustained to one of two ship unloaders in July. The Alumina segment also saw higher energy and impoundment costs in both periods. Further, in the nine-month period of 2021, the Alumina segment experienced lower bauxite costs compared with the same period of 2020.

As of September 30, 2021, the Alumina segment had base capacity of 12,759 kmt with 214 kmt of curtailed refining capacity. There were no changes to base or curtailed capacity during 2020 or through the first nine months of 2021.

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

	Quarter ended		Nine months ended
	September 30, 2021	June 30, 2021	September 30, 2021	September 30, 2020
Production (kmt)	3,253	3,388	9,968	10,104
Third-party shipments (kmt)	2,426	2,437	7,335	7,329
Intersegment shipments (kmt)	1,011	1,054	3,166	3,197
Total shipments (kmt)	3,437	3,491	10,501	10,526
Third-party sales	756	688	2,204	$2,007
Intersegment sales	349	343	1,056	954
Total sales	$1,105	$1,031	$3,260	$2,961
Segment Adjusted EBITDA	$148	$124	$499	$400
Average realized third-party price per metric ton of alumina	$312	$282	$300	$274
Operating costs	$940	$908	$2,734	$2,538
Average cost per metric ton of alumina	$274	$260	$260	$241

	Sequential Period Comparison	Year-to-date Comparison
Production	Production decreased 4% primarily as a result of: •Reduced alumina production at the Alumar refinery due to the ship unloader outage	Production decreased 1% primarily as a result of: •Reduced alumina capacity at the Alumar refinery due to the ship unloader outage
Third-party sales

Third-party sales increased $68 primarily as a result of:

•Higher average realized price of $30/ton principally driven by a higher average API

•Favorable currency impacts due to a stronger U.S. dollar mainly against the Australian dollar and Brazilian real

Third-party sales increased $197 primarily as a result of: •Higher average realized price of $26/ton principally driven by a higher average API •Higher sales volumes
Intersegment sales

Intersegment sales increased $6 primarily as a result of:

•Higher average realized prices on sales with the Aluminum segment

Partially offset by:

•Lower volumes partially due to lower demand from the Alumar refinery due to the ship unloader outage

Intersegment sales increased $102 primarily as a result of: •Higher average realized prices on sales with the Aluminum segment
Segment Adjusted EBITDA

Segment adjusted EBITDA increased $24 primarily as a result of:

•Higher average realized price of $30/ton principally driven by a higher average API

•Favorable currency impacts due to a stronger U.S. dollar mainly against the Australian dollar and Brazilian real

Partially offset by:

•Higher raw materials and energy costs; primarily due to higher market prices for energy, lime and caustic

•Higher costs associated with impoundments

•Unfavorable impacts related to the ship unloader outage at Alumar

Segment adjusted EBITDA increased $99 primarily as a result of:

•Higher average realized price of $26/ton principally driven by a higher average API

•Lower costs for raw materials, primarily bauxite costs and market prices for caustic

Partially offset by:

•Higher energy prices in Australia due to a new gas contract and higher market energy prices in Spain and Brazil

•Net unfavorable currency impacts due to a weaker U.S. dollar mainly against the Australian dollar

•Unfavorable impacts related to the ship unloader outage at Alumar

•Higher costs associated with impoundments

Forward Look. For the fourth quarter of 2021 in comparison with the third quarter, the Alumina segment expects higher shipments, cost improvements and higher Alumar production to offset higher raw materials and energy costs. Finally, the San Ciprián refinery is expected to have lower production in the fourth quarter as a result of the workers’ strike.

Aluminum

Business Update. During the third quarter, metal price increases were partially offset by lower volume due to completion of accumulated inventory sales at the San Ciprián smelter in the second quarter, outbound transportation unavailability, and lower seasonal European demand, as well as higher raw material costs.

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

	Quarter ended		Nine months ended
Total Aluminum information	September 30, 2021	June 30, 2021	September 30, 2021	September 30, 2020
Third-party aluminum shipments (kmt)	722	767	2,320	2,281
Third-party sales	$2,295	$2,102	$6,444	$4,680
Intersegment sales	8	3	13	7
Total sales	$2,303	$2,105	$6,457	$4,687
Segment Adjusted EBITDA	$613	$460	$1,356	$144

	Quarter ended		Nine months ended
Primary Aluminum information	September 30, 2021	June 30, 2021	September 30, 2021	September 30, 2020
Production (kmt)	545	546	1,639	1,704
Third-party shipments (kmt)	722	767	2,237	2,050
Third-party sales	$2,255	$2,112	$6,094	$3,810
Average realized third-party price per metric ton	$3,124	$2,753	$2,724	$1,858
Total shipments (kmt)	722	767	1,540	2,101
Operating costs	$1,606	$1,672	$4,772	$3,941
Average cost per metric ton	$2,225	$2,179	$2,110	$1,875

	Sequential Period Comparison	Year-to-date Comparison
Production	Production was flat for the segment as a whole.

Production decreased 4% primarily as a result of:

•Curtailment of the Intalco smelter was completed in the third quarter 2020

Partially offset by:

•Bécancour restart completed in the third quarter 2020

Third-party sales

Third-party sales increased $193 primarily as a result of:

•Higher average realized price of $371/ton principally driven by a higher average LME (on a 15-day lag) and higher product premiums

•Favorable pricing and volume at the Brazil hydro-electric facilities

Partially offset by:

•Lower sales volume due to completion of accumulated inventory sales at the San Ciprián smelter in the second quarter, a lack of railcar availability for Canadian smelters, and lower seasonal European demand

Third-party sales increased $1,764 primarily as a result of:

•Higher average realized price of $866/ton principally driven by a higher average LME (on a 15-day lag) and higher product premiums

•Restart of the Bécancour smelter

•Increase in value-add product sales on higher price and increased volume

•Increase in Brazilian hydro energy sales driven by higher market prices

Partially offset by:

•Absence of sales from the divested Warrick Rolling Mill

•Curtailment of the Intalco smelter

Segment Adjusted EBITDA

Segment adjusted EBITDA increased $153 primarily as a result of:

•Higher average realized price driven by higher average LME (on a 15-day lag) and regional premiums

•Increase in Brazilian hydro energy sales driven by higher market prices and volume

Partially offset by:

•Unfavorable energy and raw material costs; primarily on higher market energy prices in Spain and Norway

•Lower sales volumes driven partially by a lack of railcar availability for Canadian smelters and lower seasonal European demand

•Completion of a government grant to support operations of the Portland smelter in prior quarter

Segment adjusted EBITDA increased $1,212 primarily as a result of:

•Higher average realized price driven by higher average LME and regional premiums

•Higher value-added product sales

•Favorable impacts from the curtailment of Intalco

•Increase in Brazilian hydro energy sales driven by higher market prices

Partially offset by:

•Higher energy, production, and raw material costs

•Unfavorable currency impacts due to a weaker U.S. dollar against most major currencies

The following table provides consolidated capacity and curtailed capacity (each in kmt) for each smelter owned by Alcoa Corporation:

		September 30, 2021		June 30, 2021		September 30, 2020
Facility	Country	Capacity (1)	Curtailed	Capacity (1)	Curtailed	Capacity (1)	Curtailed
Portland	Australia	197	30	197	30	197	30
São Luís (Alumar)	Brazil	268	268	268	268	268	268
Baie Comeau	Canada	280	—	280	—	280	—
Bécancour	Canada	310	—	310	—	310	—
Deschambault	Canada	260	—	260	—	260	—
Fjarðaál	Iceland	344	—	344	—	344	—
Lista	Norway	94	—	94	—	94	—
Mosjøen	Norway	188	—	188	—	188	—
San Ciprián	Spain	228	—	228	—	228	—
Intalco	U.S.	279	279	279	279	279	279
Massena West	U.S.	130	—	130	—	130	—
Warrick	U.S.	269	108	269	108	269	108
Wenatchee	U.S.	146	146	146	146	146	146
		2,993	831	2,993	831	2,993	831

(1)	These figures represent Alcoa Corporation’s share of the facility Nameplate Capacity based on its ownership interest in the respective smelter.

Forward Look. For the fourth quarter of 2021 in comparison with the third quarter, the segment is expected to face raw material inflation and higher production costs which can be only partially offset by volume improvements. Additionally, the segment expects negative energy impacts as hydro sales seasonally decline and smelter energy costs increase.

The San Ciprián (Spain) smelter is expected to face significantly higher energy and raw materials costs, as well as the loss of value-add product premiums while strike conditions persist. Strike-related delays in shipments could be significant and are expected to have unfavorable impacts on the Company’s working capital and operating cash flows as well.

Reconciliation of Certain Segment Information

Reconciliation of Total Segment Third-Party Sales to Consolidated Sales

	Quarter ended		Nine months ended
	September 30, 2021	June 30, 2021	September 30, 2021	September 30, 2020
Bauxite	$56	$39	$153	$193
Alumina	756	688	2,204	2,007
Aluminum:
Primary aluminum	2,255	2,112	6,094	3,810
Other(1)	40	(10)	350	870
Total segment third-party sales	3,107	2,829	8,801	6,880
Other	2	4	11	14
Consolidated sales	$3,109	$2,833	$8,812	$6,894

(1)

Other includes third-party sales of flat-rolled aluminum and energy, as well as realized gains and losses related to embedded derivative instruments designated as cash flow hedges of forward sales of aluminum. Following the sale of the Warrick Rolling Mill on March 31, 2021, Other no longer includes the sales of flat-rolled aluminum.

Reconciliation of Total Segment Operating Costs to Consolidated Cost of Goods Sold

	Quarter ended		Nine months ended
	September 30, 2021	June 30, 2021	September 30, 2021	September 30, 2020
Bauxite	$232	$206	$675	$618
Alumina	940	908	2,734	2,538
Primary aluminum	1,606	1,672	4,772	3,941
Other(1)	194	68	636	911
Total segment operating costs	2,972	2,854	8,817	8,008
Eliminations(2)	(521)	(560)	(1,625)	(1,664)
Provision for depreciation, depletion, amortization(3)	(150)	(154)	(480)	(463)
Other(4)	21	16	58	114
Consolidated cost of goods sold	$2,322	$2,156	$6,770	$5,995

(1)	Prior to the sale of the Warrick Rolling Mill on March 31, 2021, Other largely relates to the Aluminum segment’s flat-rolled aluminum product division.
(2)	Represents the elimination of cost of goods sold related to intersegment sales between Bauxite and Alumina and between Alumina and Aluminum.
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

Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net Income (Loss) Attributable to Alcoa Corporation

	Quarter ended		Nine months ended
	September 30, 2021	June 30, 2021	September 30, 2021	September 30, 2020
Total Segment Adjusted EBITDA	$784	$625	$1,978	$919
Unallocated amounts:
Transformation(1)	(10)	(13)	(34)	(37)
Intersegment eliminations	(8)	35	20	(13)
Corporate expenses(2)	(30)	(28)	(84)	(72)
Provision for depreciation, depletion, and amortization	(156)	(161)	(499)	(483)
Restructuring and other charges, net	(33)	(33)	(73)	(44)
Interest expense	(58)	(67)	(167)	(103)
Other income, net	18	105	147	36
Other(3)	(10)	(2)	(18)	(67)
Consolidated income before income taxes	497	461	1,270	136
Provision for income taxes	(127)	(111)	(331)	(167)
Net income attributable to noncontrolling interest	(33)	(41)	(118)	(135)
Consolidated net income (loss) attributable to Alcoa Corporation	$337	$309	$821	$(166)

(1)	Transformation includes, among other items, the Adjusted EBITDA of previously closed operations.
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

•	In March, issued $500 of 4.125% Senior Notes due 2029;
•	On April 1, made discretionary contribution of $500 to its U.S. defined benefit pension plans;
•	On April 7, fully redeemed $750 of 6.75% Senior Notes due 2024 at a redemption price equal to 103.375% plus accrued and unpaid interest;
•	In June, completed the sale of the former Eastalco site for net cash proceeds of $94; cash consideration of $100 less transaction costs of $6; and,
•	On September 30, fully redeemed $500 of 7.00% Senior Notes due 2026 at a redemption price equal to 103.5% plus accrued and unpaid interest.

Due to strong operational performance and improved market conditions, the Company was able to significantly improve its balance sheet, capital structure and liquidity profile during the year through the abovementioned actions. Additionally, Management has taken the following actions in 2021 in regard to Alcoa’s liquidity levers:

•	Amended the Company’s Revolving Credit Facility to provide a more favorable leverage ratio calculation and a more favorable minimum interest expense coverage ratio;
•	Allowed to expire (effective October 4, 2021) the NOK 1.3 billion (approximately $149) multicurrency revolving credit facility agreement. No amounts were drawn on the facility in 2021; and,
•

Made notification of the Company’s decision to terminate the Receivables Purchase Agreement, which provided Alcoa the ability to sell up to $120 of its receivables, effective November 8, 2021. No receivables have been sold under this agreement.

The Company’s liquidity options provide flexibility in managing cash flows. Management believes that the Company’s cash on hand, future operating cash flows, and liquidity options, combined with its strategic actions, are adequate to fund its near term operating and investing needs. Further, the above actions have provided the Company with significant flexibility related to its use of cash; the Company has no significant debt maturities until 2027 and no significant cash contribution requirements related to its U.S. pension plan obligations for the foreseeable future (refer to Contractual Obligations, below, for more information).

Alcoa Corporation’s cost of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short- and long-term debt ratings assigned to Alcoa Corporation’s debt by the major credit rating agencies.

Cash from Operations

Cash provided from operations was $355 in the nine-month period of 2021 compared with $356 in the same period of 2020. Notable changes to sources and (uses) of cash include:

•	$970 higher net income generation primarily on higher aluminum pricing;
•

($788) in certain working capital accounts (receivables, inventories, and accounts payable, trade), primarily an increase in inventories and receivables balances on higher aluminum and alumina prices in the 2021 nine-month period;

•	($500) discretionary contribution to the Company’s U.S. defined benefit pension plan; and,
•	$166 from changes in accrued expenses caused primarily by lower payments on restructuring, other postretirement benefits, and higher customer advances.

In the third quarter of 2020, AofA paid approximately $74 (A$107) to the ATO related to the tax dispute described in Note P to the Consolidated Financial Statements in Part I Item I of this Form 10-Q. Upon payment, AofA recorded a noncurrent prepaid tax asset, as the Company continues to believe it is more likely than not that AofA’s tax position will be sustained and therefore is not recognizing any tax expense in relation to this matter. In accordance with Australian tax laws, the initial interest assessment and additional interest are deductible against AofA’s taxable income resulting in approximately $158 (A$219) and $10 (A$14) lower cash tax payments in the second half of 2020 and the nine-month period of 2021, respectively. Interest compounded in future periods is also deductible against AofA’s income in the respective periods. If AofA is ultimately successful, the interest deduction would become taxable as income in the year the dispute is resolved. In addition, should the ATO decide in the interim to reduce any interest already assessed, the reduction would be taxable as income at that point in time. During 2021, AofA will continue to record its tax provision and tax liability without effect of the ATO assessment, since it expects to prevail. The tax payable will remain on AofA’s balance sheet as a noncurrent liability, increased by the tax effect of subsequent periods’ interest deductions, until dispute resolution, which is expected to take several years. At September 30, 2021, the noncurrent liability resulting from the cumulative interest deductions was approximately $168 (A$233).

Financing Activities

Cash used for financing activities was $966 in the nine-month period of 2021 compared with cash provided from financing activities of $577 in the same period of 2020.

The use of cash in the nine-month period of 2021 was primarily $775 for the full, early repayment of $750 aggregate principal amount of 2024 Notes (including $25 redemption premium) in April 2021, $518 for the full, early repayment of $500 aggregate principal amount of 2026 Notes (including $18 redemption premium) in September 2021, $169 in net cash paid to Alumina Limited (see Noncontrolling interest in Results of Operations above) and $14 in financial contributions primarily related to the divested Spanish facilities. The uses of cash were partially offset by the issuance of $500 aggregate principal amount 2029 Notes by ANHBV in March 2021 with net proceeds of approximately $493.

The source of cash in the nine-month period of 2020 was primarily due to the issuance of $750 aggregate principal amount of 2027 Notes by ANHBV in July 2020 resulting in net proceeds of $736. The net proceeds were partially offset by $128 in net cash paid to Alumina Limited (see Noncontrolling interest in Results of Operations above) and $30 in financial contributions related to the divested Spanish facilities.

Credit Facilities

Alcoa Norway ANS

On October 2, 2019, Alcoa Norway ANS, a wholly-owned subsidiary of Alcoa Corporation, entered into a one-year, multicurrency revolving credit facility agreement for NOK 1.3 billion (approximately $149) which is fully and unconditionally guaranteed on an unsecured basis by Alcoa Corporation. The maturity date of the facility was subsequently extended by one year.

In September 2021, Alcoa Norway ANS made the decision not to extend the maturity of the facility allowing it to expire, effective October 4, 2021. No amounts were drawn on the facility in 2021.

Revolving Credit Facility

The Revolving Credit Facility, under Alcoa Corporation and Alcoa Nederland Holding B.V. (ANHBV), a wholly-owned subsidiary of the Company, provides a $1,500 senior secured revolving credit facility to be used for working capital and/or other general corporate purposes of Alcoa Corporation and its subsidiaries. The Revolving Credit Facility includes a number of covenants, including financial covenants, that require maintenance of a specified interest expense coverage ratio and a leverage ratio. The leverage ratio compares total indebtedness to a calculated earnings metric as defined in the credit facility agreement to determine compliance with the financial covenant. The leverage ratio calculation also determines the maximum indebtedness the Company can have based on the defined earnings metric.

On March 4, 2021 (the Amendment No. 4 Effective Date), Alcoa Corporation and ANHBV entered into an amendment (Amendment No. 4) to the Revolving Credit Facility (as amended, Revolving Credit Facility) that provides additional flexibility to the Company and ANHBV by (i) increasing the maximum leverage ratio from 2.50 to 1.00 to 2.75 to 1.00 as of the Amendment No. 4 Effective Date (which maximum leverage ratio had been temporarily increased to 3.00 to 1.00 prior to the Amendment No. 4 Effective Date), (ii) decreasing the minimum interest expense coverage ratio from 5.00 to 1.00 to 4.00 to 1.00 as of the Amendment No. 4 Effective Date, (iii) amending the definition of Total Indebtedness (as defined in the Revolving Credit Facility) to permit the Company to exclude the principal amount of new senior notes issued during 2021 from indebtedness for purposes of the calculation of the leverage ratio in fiscal year 2021 (subject to adjustments based on pension obligations funded) and (iv) ending temporary restrictions on the Company’s ability to make certain restricted payments or incur incremental loans under the Revolving Credit Facility.

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

At September 30, 2021, the maximum additional borrowing capacity available to the Company to remain in compliance with the maximum leverage ratio covenant in the Revolving Credit Facility was approximately $4,944. Therefore, the Company may access the entire amount of commitments under the Revolving Credit Facility. As of September 30, 2021, Alcoa Corporation was in compliance with all covenants. There were no borrowings outstanding at September 30, 2021, and there were no amounts borrowed during the third quarter and nine-months ended 2021 under this facility.

See Note K to the Consolidated Financial Statements in this Form 10-Q and Note M to the Consolidated Financial Statements in Part II Item 8 of the 2020 Annual Report on Form 10-K for additional information related to Alcoa’s credit facilities.

144A Debt

In March 2021, ANHBV issued $500 aggregate principal amount of 4.125% Senior Notes due 2029 (the 2029 Notes) in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act). The net proceeds of this issuance were $493 reflecting a discount to the initial purchasers of the 2029 Notes as well as issuance costs. The Company used the net proceeds, together with cash on hand, to contribute $500 to its U.S. defined benefit pension plans applicable to salaried and hourly employees on April 1, 2021, and $750 to redeem in full aggregate principal amount of the Company’s outstanding 6.75% Senior Notes due 2024 (the 2024 Notes) on April 7, 2021 (the Redemption Date), and to pay transaction-related fees and expenses. The discount to the initial purchasers, as well as costs to complete the financing, were deferred and are being amortized to interest expense over the term of the 2029 Notes. Interest on the 2029 Notes is paid semi-annually in March and September, and interest payments commenced on September 30, 2021.

The 2024 Notes were redeemed at a redemption price equal to 103.375% of the principal amount of the 2024 Notes, plus accrued and unpaid interest to but not including the Redemption Date. As a result, the Company recorded a loss of $32 on the extinguishment of debt in the second quarter of 2021 in Interest expense, which was comprised of the redemption premium and the write-off of deferred financing fees and unamortized debt issuance costs. The cash flows related to the transaction are classified as financing cash flows.

On September 30, 2021, the Company redeemed in full $500 aggregate principal amount of its 7.00% Senior Notes due 2026 (the 2026 Notes) at a redemption price equal to 103.5% of the principal amount of the 2026 Notes, plus accrued and unpaid interest. As a result, the Company recorded a loss of $22 on the extinguishment of debt in the third quarter of 2021 in Interest expense, which was comprised of the redemption premium and the write-off of deferred financing fees and unamortized debt issuance costs. The cash flows related to the transaction are classified as financing cash flows.

Dividend

On October 14, 2021, the Company announced the initiation of a quarterly cash dividend on its common stock. The Board of Directors declared the first quarterly cash dividend of $0.10 per share of the Company’s common stock, to be paid on November 19, 2021 to stockholders of record as of the close of business on October 29, 2021. The details of any future cash dividend declaration, including the amount of such dividend and the timing and establishment of the record and payment dates, will be determined by the Board of Directors. The decision of whether to pay future cash dividends and the amount of any such dividends will be based on the Company's financial position, results of operations, cash flows, capital requirements, business conditions, the requirements of applicable law, and any other factors the Board of Directors may deem relevant.

Common Stock Repurchase Program

On October 14, 2021, Alcoa Corporation announced that its Board of Directors approved a new $500 share repurchase program. The Company is authorized to repurchase up to a total of $650 of its outstanding shares of common stock, which includes $500 under the newly authorized share repurchase program and a remaining $150 under the Company’s previously authorized share repurchase program. The timing of the share repurchases will be based upon the Company’s continuing analysis of market, financial, and other factors. Repurchases under the programs may be made using a variety of methods, which may include, but are not limited to, open market purchases, privately negotiated transactions, or purchases pursuant to a Rule 10b5-1 plan. The new and previously authorized share repurchase programs may be suspended or discontinued at any time and do not have predetermined expiration dates. The Company intends to retire the repurchased shares of common stock. As of October 22, 2021, the Company had 187,103,147 issued and outstanding shares of common stock.

Investing Activities

Cash provided from investing activities was $471 in the nine-month period of 2021 compared to cash used for investing activities of $50 for the same period of 2020.

In the nine-month period of 2021, the source of cash was primarily attributable to proceeds from the sale of assets of $715, primarily the Warrick Rolling Mill and Eastalco site sales, partially offset by $237 in capital expenditures, composed of $214 in sustaining projects and $23 in return-seeking projects.

In the nine-month period of 2021, the use of cash was primarily attributable to capital expenditures of $242, composed of $208 in sustaining projects and $34 in return-seeking projects, partially offset by proceeds from the sale of assets of $198, primarily from the Gum Springs waste treatment facility.

Contractual Obligations

In March 2021, ANHBV issued $500 aggregate principal amount of 2029 Notes and issued a notice of redemption to redeem all $750 aggregate principal amount outstanding of its 2024 Notes. On April 7, 2021 (Redemption Date), ANHBV completed the redemption at a price equal to 103.375% of the principal amount of the 2024 Notes, plus accrued and unpaid interest to but not including the Redemption Date. Further, on September 30, 2021 (Redemption Date), ANHBV redeemed all $500 aggregate principal amount outstanding of its 2026 Notes at a price equal to 103.5% of the principal amount of the 2026 Notes, plus accrued and unpaid interest to but not including the Redemption Date.

Alcoa’s interest related to total debt is expected to be $187 for 2021 (including $43 redemption premium), $185 for the 2022-2023 period, $185 for the 2024-2025 period, and $231 thereafter for a combined total of $788. Further, contractual obligations related to the repayment of long-term debt and short-term borrowings are expected to be $1,329 for 2021 (including the April and September redemptions), $2 for the 2022-2023 period, $1 for the 2024-2025 period, and $1,751 thereafter for a combined total of $3,083.

In addition to redeeming the 2024 Notes, the Company used the net proceeds from the issuance of the notes being offered, together with cash on hand, to contribute $500 on April 1, 2021, to its U.S. defined benefit pension plans applicable to salaried and hourly employees.

The Company adopted the relief provisions allowable under the law related to single-employer pensions enacted under the American Rescue Plan, which was signed into law on March 11, 2021. As a result of the American Rescue Plan and the $500 unscheduled contribution, Alcoa’s minimum required contribution to defined benefit pension plans in 2021 is now estimated to be approximately $135, of which approximately $105 is primarily for U.S. plans. Further, Alcoa’s minimum required contributions to defined benefit pension plans are expected to be $220 for the 2022-2023 period, $205 for the 2024-2025 period, for a combined total of $560, with approximately 80% applicable to U.S. plans before consideration of pre-funding balance.

The $500 U.S. pension contribution in April was added to the Company’s pre-funding balance, the current balance of which is more than sufficient to cover the U.S. portion of the minimum obligations presented above. Under ERISA regulations, a plan sponsor that establishes a pre-funding balance by making discretionary contributions to a U.S. defined benefit pension plan may elect to apply all or a portion of this balance toward its minimum required contribution obligations to the related plan in future years. In 2021, management made such election related to the Company’s U.S. plans.

Alumar Smelter

On September 20, 2021, the Company announced its plan to restart its 268 kmt per year share of aluminum capacity at the Alumar smelter in São Luís, Brazil, which has been fully curtailed since 2015. The process to restart the idle capacity began in September 2021. The first molten metal is expected in the second quarter of 2022, and the full capacity is expected to be operational in the fourth quarter of 2022. As part of the restart, the Company is entering into long-term power contracts to be powered with 100% renewable energy by 2024, to meet the energy needs of the facility. After considering these new long-term power contracts, Alcoa’s total expected energy-related purchase obligations are updated to $1,093 for 2021, $2,416 for the 2022-2023 period, $2,594 for the 2024-2025 period, and $9,598 thereafter for a combined total of $15,701.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See the Derivatives and Other Financial Instruments section of Note M to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Alcoa Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the U.S. Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, and they have concluded that these controls and procedures were effective as of September 30, 2021.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the third quarter of 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Environmental Matters

As previously reported in Alcoa Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020, in August 2005, Dany Lavoie, a resident of Baie Comeau in the Canadian Province of Québec, filed a Motion for Authorization to Institute a Class Action and for Designation of a Class Representative against Alcoa Canada Ltd., Alcoa Limitée, Société Canadienne de Metaux Reynolds Limitée and Canadian British Aluminum in the Superior Court of Québec in the District of Baie Comeau, alleging that defendants, as the present and past owners and operators of an aluminum smelter in Baie Comeau, had negligently allowed the emission of certain contaminants from the smelter on the lands and houses of the St. Georges neighborhood and its environs causing property damage and health concerns. In May 2007, the court authorized a class action suit on behalf of all people who suffered property or personal injury damages caused by the emission of polycyclic aromatic hydrocarbons from the Company’s aluminum smelter in Baie Comeau. In September 2007, plaintiffs filed the claim against the original defendants. The Soderberg smelting operations that plaintiffs allege to be the source of emissions of concern ceased operations in 2013 and have been dismantled. A court appointed expert, engaged to perform analysis of the potential impacts from the prior emissions in accordance with a sampling protocol agreed to by the parties, submitted its report to the court in May 2019. In 2021, plaintiffs filed its amended claim and expert reports and defendants filed its amended defense and expert reports. A trial date is set for April 2022; however, in October 2021, the parties participated in mediation and the mediation has not concluded.

Item 1A. Risk Factors.

We face a number of risks that could materially and adversely affect our business, results of operations, cash flow, liquidity, or financial condition. A discussion of our risk factors can be found in Part I Item 1A. Risk Factors of Alcoa Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. As of September 30, 2021, there have been no material changes to the risk factors. The coronavirus (COVID-19) pandemic continues to present a risk to the business and the impacts from COVID-19 could exacerbate other risks discussed in Part I Item 1A. Risk Factors of Alcoa Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, any of which could have a material adverse effect on us. This situation is continuously evolving, and additional impacts may arise of which we are not currently aware.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The table below sets forth information regarding the repurchase of shares of our common stock during the periods indicated.

Third Quarter 2021	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)
July 1 to July 31	-	$-	-	$150,000,000
August 1 to August 30	-	-	-	150,000,000
September 1 to September 30	-	-	-	150,000,000
Total	-	-	-
(1)

On October 17, 2018, Alcoa Corporation announced that its Board of Directors approved a common stock repurchase program under which the Company may purchase shares of its outstanding common stock up to an aggregate transactional value of $200, depending on cash availability, market conditions, and other factors. As of September 30, 2021, approximately $150 remained available for purchase under this authorization.

On October 14, 2021, Alcoa Corporation announced that its Board of Directors approved a new common stock repurchase program under which the Company may purchase shares of its outstanding common stock up to an aggregate transactional value of $500, depending on cash availability, market conditions, and other factors.

The Company is currently authorized to repurchase up to a total of $650, in the aggregate, of its outstanding shares of common stock, which includes $500 under the newly authorized share repurchase program and a remaining $150 under the Company’s previously authorized share repurchase program. Repurchases under these programs may be made using a variety of methods, which may include open market purchases, privately negotiated transactions, or pursuant to a Rule 10b5-1 plan. These programs do not have predetermined expiration dates. Alcoa Corporation intends to retire repurchased shares of common stock.

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

Alcoa Corporation

October 28, 2021	/s/ William F. Oplinger
Date	William F. Oplinger
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

October 28, 2021	/s/ Molly S. Beerman
Date	Molly S. Beerman
Senior Vice President and Controller
(Principal Accounting Officer)