Form 10-K
period 2021-12-31
Alcoa Corp
filed 2022-02-24
CIK 1675149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

(Registrant’s telephone number, including area code): 412-315-2900

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

The aggregate market value of the registrant’s voting stock held by non-affiliates at June 30, 2021 was approximately $6.9 billion, based on the closing price per share of Common Stock on June 30, 2021 of $36.84 as reported on the New York Stock Exchange.

As of February 18, 2022, there were 185,403,032 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the registrant’s Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

Note on Incorporation by Reference

In this Form 10-K, selected items of information and data are incorporated by reference to portions of Alcoa Corporation’s Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders (Proxy Statement), which will be filed with the Securities and Exchange Commission within 120 days after the end of Alcoa Corporation’s fiscal year ended December 31, 2021. Unless otherwise provided herein, any reference in this Form 10-K to disclosures in the Proxy Statement shall constitute incorporation by reference of only that specific disclosure into this Form 10-K.

PART I

Item 1.  Business.

(dollars in millions, except per-share amounts, average realized prices, and average cost amounts)

The Company

Alcoa Corporation, a Delaware corporation, became an independent, publicly traded company on November 1, 2016, following its separation (the Separation Transaction) from its former parent company, Alcoa Inc. “Regular-way” trading of Alcoa Corporation’s common stock began with the opening of the New York Stock Exchange (NYSE) on November 1, 2016 under the ticker symbol “AA.” Alcoa Corporation’s common stock has a par value of $0.01 per share. Alcoa Corporation’s principal executive office is located in Pittsburgh, Pennsylvania. In this report, unless the context otherwise requires, the terms “Alcoa,” the “Company,” “we,” “us,” and “our” refer to Alcoa Corporation and all subsidiaries consolidated for the purposes of its financial statements.

References herein to “ParentCo” refer to Alcoa Inc., a Pennsylvania corporation, and its consolidated subsidiaries through October 31, 2016, at which time it was renamed Arconic Inc. (Arconic) and since has been subsequently renamed Howmet Aerospace Inc.

Alcoa Upstream Corporation was formed in Delaware in March 2016 and was renamed Alcoa Corporation in connection with the Separation Transaction. Alcoa Corporation entered into certain agreements with ParentCo to implement the legal and structural separation between the two companies to govern the relationship and allocation of various assets, liabilities, and obligations between Alcoa Corporation and ParentCo after the completion of the Separation Transaction.

Alcoa is a global industry leader in bauxite, alumina, and aluminum products. Alcoa has direct and indirect ownership of 28 operating locations across nine countries. The Company’s operations comprise three reportable business segments: Bauxite, Alumina, and Aluminum. The Bauxite and Alumina segments primarily consist of a series of affiliated operating entities held in Alcoa World Alumina and Chemicals, a global, unincorporated joint venture between Alcoa and Alumina Limited (described below). The Aluminum segment consists of the Company’s aluminum smelting and casting along with the majority of the energy production business.

Aluminum, as an element, is abundant in the earth’s crust, but a multi-step process is required to make aluminum metal. Aluminum metal is produced by refining alumina oxide from bauxite into alumina, which is then smelted into aluminum and can be cast and rolled into many shapes and forms. Aluminum is a commodity traded on the London Metal Exchange (LME) and priced daily. Alumina, an intermediary product, is subject to market pricing through alumina price indices published by third-party price reporting firms such as CRU Metallurgical Grade Alumina Price, Platts Metals Daily Alumina PAX Price, and FastMarkets Metal Bulletin Non-Ferrous Metals Alumina Index (collectively, the Alumina Price Index (API)). As a result, the prices of both aluminum and alumina are subject to significant volatility and, therefore, influence the operating results of Alcoa.

Business Strategy

The Company has a goal to innovate and create low-carbon solutions. The Company has a comprehensive portfolio of products manufactured through low-carbon emitting processes (SustanaTM brand) and future-oriented research and development projects focused on reducing carbon output.

The Company offers a comprehensive portfolio of products manufactured through low-carbon emitting processes in its SustanaTM family of products, including EcoDuraTM aluminum, EcoLumTM aluminum, and EcoSourceTM alumina.

Further, Alcoa has established a technology roadmap of research and development projects that have the potential to drive value by reducing costs, improving efficiency, and reducing carbon emissions in both alumina refining and aluminum smelting. The roadmap includes:

•

Our Refinery of the Future project, which aims to achieve zero-carbon alumina refining through the use of various processes and new technologies that we are undertaking to adapt to alumina refining, such as mechanical vapor recompression (MVR) and electric calcination.

•	Our ELYSISTM joint venture, which uses carbon-free aluminum smelting technology to eliminate all greenhouse gases in smelting production and produce pure oxygen as a byproduct.
•

Our ASTRAEATM process, which is a proprietary technology that can purify post-consumer aluminum scrap, regardless of alloy combination, and beneficiate it up to high purity levels that could permit its use in high tolerance applications, such as aerospace.

Alcoa earned the Aluminium Stewardship Initiative (ASI) certification for 15 operating sites and continues to pursue additional certifications from ASI, the aluminum industry’s most comprehensive third-party program to validate responsible production practices. The Company has also earned ASI’s Chain of Custody certification, which allows Alcoa to market globally ASI-certified bauxite, alumina, and aluminum.

In 2021, the Company made significant progress on its strategic objectives, announced in October 2019, to drive lower costs and sustainable profitability. The announced objectives included the sale of non-core assets over the following twelve to eighteen month period with the goal of generating cash proceeds of $500 to $1,000 and realignment of the operating portfolio over the following five years through a review of 1.5 million metric tons of smelting capacity and 4 million metric tons of refining capacity.

In the first quarter 2021, the Company reached its target to generate between $500 and $1,000 from non-core asset sales by completing the divestiture of the rolling mill business at the Company’s Warrick operations in a transaction valued at $670. Additionally in 2021, the Company completed two other significant non-core asset sales of the former Eastalco and Rockdale smelter sites in Maryland and Texas, respectively. Net cash proceeds from asset sales totaled $966 million in 2021.

In 2021, Alcoa made significant progress on its smelting portfolio review reaching approximately 75 percent of its target to improve, curtail, close, or divest 1.5 million metric tons of smelting capacity within the five-year program ending in 2024. After the portfolio transformation, the Company has the goal of being the lowest emitter of carbon dioxide among all global aluminum companies, per ton of emissions in both smelting and refining, and aims to move its aluminum portfolio to a first quartile cost position. In addition, Alcoa anticipates that up to 85 percent of its smelting portfolio will be powered by renewable energy, building upon the Company’s existing sustainability profile and in support of its strategic priority to “advance sustainably.”

The Company continues to review the 4 million metric tons of alumina refining capacity which is also part of the five-year program. Although no actions were announced in 2021, the Company has completed approximately 58% of the alumina refining capacity review.

See Part II Item 7 of this Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations under caption Business Update.

Joint Ventures

Alcoa World Alumina and Chemicals (AWAC)

AWAC is an unincorporated global joint venture between Alcoa Corporation and Alumina Limited, a company incorporated under the laws of the Commonwealth of Australia and listed on the Australian Securities Exchange. AWAC consists of a number of affiliated entities that own, operate, or have an interest in bauxite mines and alumina refineries, as well as an aluminum smelter, in seven countries. Alcoa Corporation owns 60% and Alumina Limited owns 40% of these entities, directly or indirectly, with such entities being consolidated by Alcoa Corporation for financial reporting purposes. The scope of AWAC generally includes the mining of bauxite and other aluminous ores; the refining, production, and sale of smelter grade and non-metallurgical alumina; and the production of certain primary aluminum products.

Alcoa provides the operating management for AWAC, which is subject to direction provided by the Strategic Council of AWAC. The Strategic Council consists of five members, three of whom are appointed by Alcoa (of which one is the Chair) and two of whom are appointed by Alumina Limited (of which one is the Deputy Chair). Matters are decided by a majority vote with certain matters requiring approval by at least 80% of the members, including: changes to the scope of AWAC; changes in the dividend policy; equity calls in aggregate greater than $1,000 in any year; sales of all or a majority of the AWAC assets; loans from AWAC companies to Alcoa or Alumina Limited; certain acquisitions, divestitures, expansions, curtailments or closures; certain related-party transactions; financial derivatives, hedges or swap transactions; a decision by AWAC entities to file for insolvency; and changes to pricing formula in certain offtake agreements which may be entered into between AWAC entities and Alcoa or Alumina Limited.

AWAC Operations

AWAC entities’ assets include the following interests:

•	100% of the bauxite mining, alumina refining, and aluminum smelting operations of Alcoa’s affiliate, Alcoa of Australia Limited (AofA);
•	100% of the Juruti bauxite deposit and mine in Brazil;
•	45% interest in Halco (Mining) Inc., a bauxite consortium that owns a 51% interest in Compagnie des Bauxites de Guinée (CBG), a bauxite mine in Guinea;
•	9.62% interest in the bauxite mining operations in Brazil of Mineração Rio Do Norte (MRN), a Brazilian company;
•	39.96% interest in the São Luís refinery in Brazil;
•	55% interest in the Portland, Australia smelter that AWAC manages on behalf of the joint venture partners;
•	25.1% interest in the mine and refinery in Ras Al Khair, Saudi Arabia;
•	100% of the refinery and alumina-based chemicals assets at San Ciprián, Spain;
•	100% of Alcoa Steamship Company LLC, a company that procures ocean freight and commercial shipping services for Alcoa in the ordinary course of business;
•	100% of the refinery assets at the closed facility in Point Comfort, Texas, United States; and,
•	100% interest in various assets formerly used for mining and refining in the Republic of Suriname (Suriname).

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

Leveraging Policy

Debt of AWAC is subject to a limit of 30% of total capital (defined as the sum of debt (net of cash) plus any minority interest plus shareholder equity). The AWAC joint venture has raised a limited amount of debt to fund growth projects as permitted under Alcoa’s revolving credit line and in accordance with the joint venture partnership agreements.

Saudi Arabia Joint Venture

In December 2009, Alcoa entered into a joint venture with the Saudi Arabian Mining Company (Ma’aden), which was formed by the government of Saudi Arabia to develop its mineral resources and create a fully integrated aluminum complex in Saudi Arabia. Ma’aden is listed on the Saudi Stock Exchange (Tadawul). The complex includes a bauxite mine with estimated capacity of 4 million dry metric tons per year; an alumina refinery with a capacity of 1.8 million metric tons per year (mtpy); an aluminum smelter with a capacity of ingot, slab and billet of 804,000 mtpy; and a rolling mill with a capacity of 460,000 mtpy.

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

Ma’aden and Alcoa Corporation have put and call options, respectively, whereby Ma’aden can require Alcoa Corporation to purchase from Ma’aden, or Alcoa Corporation can require Ma’aden to sell to Alcoa Corporation, a 14.9% interest in MBAC and MAC at the then fair market value. These options, if exercised, must be exercised for the full 14.9% interest in both entities. The amended joint venture agreement defines October 1, 2021 as the date after which Ma’aden and Alcoa Corporation can exercise their put and call options, respectively, for a period of six months. To date, neither party has exercised their respective put or call options.

The amended joint venture agreement also defines October 1, 2021 as the date after which Alcoa is permitted to sell all of its shares in both MBAC and MAC collectively, for which Ma’aden has a right of first refusal. Prior to this date, Ma’aden and Alcoa Corporation could not sell, transfer, or otherwise dispose of, pledge, or encumber any interests in the joint venture. Under the amended joint venture agreement, upon the occurrence of an unremedied event of default by Alcoa, Ma’aden may purchase, or, upon the occurrence of an unremedied event of default by Ma’aden, Alcoa may sell, its interest in the joint venture for consideration that varies depending on the time of the default.

ELYSISTM

ELYSISTM Limited Partnership (ELYSISTM) is a joint venture between the wholly-owned subsidiaries of Alcoa (48.235%) and Rio Tinto Alcan Inc. (Rio Tinto) (48.235%), respectively, and Investissement Québec (3.53%), a company wholly-owned by the Government of Québec, Canada. The purpose of the ELYSISTM joint venture is to advance larger scale development and commercialization of its patent-protected technology that produces oxygen and eliminates all direct greenhouse gas emissions from the traditional aluminum smelting process. Alcoa invented the inert anode technology for aluminum smelting that serves as the basis for the ELYSISTM joint venture. Batches of carbon-free aluminum produced by ELYSISTM have been sold for use by such companies as Apple Inc. and Audi AG, as the joint venture continues working toward an industrial scale with a technology package planned for sale from 2024.

Others

The Company is party to several other joint ventures and consortia. See additional details within each business segment discussion below.

The Aluminerie de Bécancour Inc. (ABI) smelter is a joint venture between Alcoa and Rio Tinto located in Bécancour, Québec. Alcoa owns 74.95% of the joint venture through the equity investment in Pechiney Reynolds Quebec, Inc., which owns a 50.1% share of the smelter, and two wholly-owned Canadian subsidiaries, which own 49.9% of the smelter. Rio Tinto owns the remaining 25.05% interest in the joint venture.

CBG is a joint venture between Boké Investment Company (51%) and the Government of Guinea (49%) for the operation of a bauxite mine in the Boké region of Guinea. Boké Investment Company is owned 100% by Halco (Mining) Inc.; AWA LLC holds a 45% interest in Halco. AWA LLC is part of the AWAC group of companies and is ultimately owned 60% by Alcoa and 40% by Alumina Limited.

MRN is a joint venture between Alcoa Alumínio (8.58%), AWA Brasil (4.62%), and AWA LLC (5%), each a subsidiary of Alcoa, and affiliates of Rio Tinto (12%), Companhia Brasileira de Alumínio (10%), Vale S.A. (Vale) (40%), South32 Limited (South32) (14.8%), and Norsk Hydro ASA (5%) for the operation of a bauxite mine in Porto Trombetas in the state of Pará in Brazil. AWA Brasil and AWA LLC are part of the AWAC group of companies and are ultimately owned 60% by Alcoa and 40% by Alumina Limited.

Alumar is an unincorporated joint venture for the operation of a refinery, smelter, and casthouse in Brazil. The refinery is owned by AWA Brasil (39.96%), Rio Tinto (10%), Alcoa Alumínio (14.04%), and South32 (36%). AWA Brasil is part of the AWAC group of companies and is ultimately owned 60% by Alcoa and 40% by Alumina Limited. With respect to Rio Tinto and South32, the named company or an affiliate thereof holds the interest. The smelter and casthouse are owned by Alcoa Alumínio (60%) and South32 (40%).

Strathcona calciner is a joint venture between affiliates of Alcoa and Rio Tinto. Calcined coke is used as a raw material in aluminum smelting. The calciner is owned by Alcoa (39%) and Rio Tinto (61%); Alcoa’s capacity is currently idled in connection with the curtailment of the Intalco aluminum smelter.

Hydropower

Machadinho Hydro Power Plant (HPP) is a consortium located on the Pelotas River in southern Brazil in which the Company has a 25.7% ownership interest through Alcoa Alumínio. The remaining ownership interests are held by unrelated third parties.

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

Serra do Facão HPP is a joint venture between Alcoa Alumínio (35%) and unrelated third parties located on the Sao Marcos River, central Brazil.

Manicouagan Power Limited Partnership (Manicouagan) is a joint venture between affiliates of Alcoa and Hydro-Québec. Manicouagan owns and operates the 335 megawatt McCormick hydroelectric project, which is located on the Manicouagan River in the Province of Québec, Canada. Alcoa owns 40% of the joint venture.

Bauxite

This segment consists of the Company’s global bauxite mining operations. Bauxite is the principal raw material used to produce alumina and contains various aluminum hydroxide minerals, the most important of which are gibbsite and boehmite. Bauxite is refined using the Bayer process, the principal industrial chemical process for refining bauxite to produce alumina, a compound of aluminum and oxygen that is the raw material used by smelters to produce aluminum metal. Bauxite is Alcoa’s basic raw material input for its alumina refining process. The Company obtains bauxite from its own resources. including those belonging to AWAC, as well as pursuant to both long-term and short-term contracts and mining leases. Tons of bauxite are reported on a zero-moisture basis in millions of dry metric tons (mdmt) unless otherwise stated.

Alcoa processes most of the bauxite that it mines into alumina and sells the remainder to third parties. In 2021, Alcoa-operated mines produced 40.9 mdmt of bauxite and mines operated by partnerships in which Alcoa, including AWAC, has equity interests produced 6.7 mdmt of bauxite on a proportional equity basis, for a total Company bauxite production of 47.6 mdmt.

Based on the terms of its bauxite supply contracts, the amount of bauxite AWAC purchases from its minority-owned joint ventures MRN and CBG differ from its proportional equity in those mines. Therefore, in 2021, Alcoa had access to 48.1 million dmt of production from its portfolio of bauxite interests and sold 5.7 million dmt of bauxite to third parties; 42.4 million dmt of bauxite was delivered to Alcoa refineries.

Information regarding the Company’s bauxite mining properties and bauxite mineral resources and reserves is included in Part 1 Item 2 of this Form 10-K.

Alumina

This segment consists of the Company’s worldwide refining system, which processes bauxite into alumina. Alcoa’s alumina sales are made to customers globally and are typically priced by reference to published spot market prices. The Company’s largest customer for smelter grade alumina is its own aluminum smelters, which in 2021 accounted for approximately 33% of its total alumina shipments. A small portion of the alumina is sold to third-party customers who process it into industrial chemical products. This segment also includes AWAC’s 25.1% share of MBAC.

The Company primarily sells alumina through fixed price spot sales and contracts containing two pricing components: (1) the API price basis, and (2) a negotiated adjustment basis that takes into account various factors, including freight, quality, customer location, and market conditions. In 2021, approximately 95% of the Company’s smelter grade alumina shipments to third parties were sold on a fixed price spot basis or adjusted API price basis.

Alcoa’s alumina refining facilities and its worldwide alumina capacity stated in metric tons per year (mtpy) are shown in the following table:

Country	Facility	Nameplate Capacity[1] (000 mtpy)	Alcoa Corporation Consolidated Capacity[1] (000 mtpy)
Australia (AofA)	Kwinana	2,190	2,190
	Pinjarra	4,700	4,700
	Wagerup	2,879	2,879
Brazil	Poços de Caldas	390	390
	São Luís (Alumar)	3,860	2,084
Spain	San Ciprián	1,600	1,600
TOTAL		15,619	13,843

Equity Interests:
Country	Facility	Nameplate Capacity[1] (000 mtpy)	Alcoa Corporation Consolidated Capacity[1] (000 mtpy)
Saudi Arabia	Ras Al Khair (MBAC)	1,800	452

[1]

Nameplate Capacity is an estimate based on design capacity and normal operating efficiencies and does not necessarily represent maximum possible production. Alcoa Corporation Consolidated Capacity represents our share of production from these facilities. For facilities wholly-owned by AWAC, Alcoa takes 100% of the production.

As of December 31, 2021, Alcoa had approximately 214,000 mtpy of idle capacity relative to total Alcoa consolidated capacity of 13,843,000 mtpy. The 214,000 mtpy of idle capacity is at the Poços de Caldas facility as a result of the full curtailment of the Poços de Caldas smelter.

In October 2019, the Company announced a five-year review of our production assets that includes a range of potential outcomes for these facilities, including significantly improved competitive positioning, curtailment, closure, or divestiture. The review includes 4 million metric tons of global refining capacity, of which 2,305,000 mtpy of capacity has been permanently closed since the announced review.

Aluminum

This segment currently consists of (i) the Company’s worldwide smelting and casthouse system and (ii) a portfolio of energy assets in Brazil, Canada, and the United States. The smelting operations produce molten primary aluminum, which is then formed by the casting operations into either common alloy ingot (e.g., t-bar, sow, standard ingot) or into value-add ingot products (e.g., foundry, billet, rod, and slab). The energy assets supply power to external customers in Brazil and the United States, as well as internal customers in the Aluminum segment (Baie-Comeau (Canada) smelter and Warrick (Indiana) smelter) and, to a lesser extent, the

Alumina segment (Brazilian refineries). This segment also includes Alcoa’s 25.1% share of MAC, the smelting joint venture company in Saudi Arabia.

Smelting and Casting Operations

Contracts for primary aluminum vary widely in duration, from multi-year supply contracts to spot purchases. Pricing for primary aluminum products is typically comprised of three components: (i) the published LME aluminum price for commodity grade P1020 aluminum, (ii) the published regional premium applicable to the delivery locale, and (iii) a negotiated product premium that accounts for factors such as shape and alloy.

Alcoa’s primary aluminum facilities and its global smelting capacity stated in metric tons per year (mtpy) are shown in the following table:

Country	Facility	Nameplate Capacity[1] (000 mtpy)	Alcoa Corporation Consolidated Capacity[1] (000 mtpy)
Australia	Portland	358	197
Brazil	Poços de Caldas[2]	N/A	N/A
	São Luís (Alumar)	447	268
Canada	Baie-Comeau, Québec	312	312
	Bécancour, Québec	462	347
	Deschambault, Québec	287	287
Iceland	Fjarðaál	351	351
Norway	Lista	94	94
	Mosjøen	200	200
Spain	San Ciprián	228	228
United States	Massena West, NY	130	130
	Ferndale, WA (Intalco)	279	279
	Evansville, IN (Warrick)	269	269
TOTAL		3,417	2,962

Equity Interests:
Country	Facility	Nameplate Capacity[1] (000 mtpy)	Alcoa Corporation Consolidated Capacity[1] (000 mtpy)
Saudi Arabia	Ras Al Khair (MAC)	804	202

[1]

Nameplate Capacity is an estimate based on design capacity and normal operating efficiencies and does not necessarily represent maximum possible production. Alcoa Corporation’s consolidated capacity is its share of Nameplate Capacity based on its ownership interest in the respective smelter.

[2]	The Poços de Caldas facility is a casthouse and does not include a smelter.

The Company’s five-year review of our production assets first announced in October 2019 includes 1.5 million metric tons of smelting capacity. The portfolio review includes evaluations for significant improvements, curtailments, closures, or divestitures. As of December 31, 2021, the Company had approximately 685,000 mtpy of idle smelting capacity relative to total Alcoa consolidated capacity of 2,962,000 mtpy. The idle capacity includes the capacity at the fully curtailed Intalco smelter, 108,000 mtpy of idle smelting capacity at the Warrick smelter, 30,000 mtpy of idle capacity at the Portland smelter, and 268,000 mtpy of idle smelting capacity at the Alumar smelter. In December 2021, the Company closed 146,000 mtpy of smelting capacity at the Wenatchee smelter in the State of Washington, all of which had been previously idled.

On December 29, 2021, the Company and the workers’ representatives at the San Ciprián, Spain aluminum plant reached an agreement that calls for the two-year curtailment of the smelter’s 228,000 mtpy, which was completed in January 2022, and a commitment by the Company to initiate the restart of capacity at the smelter in January 2024.

In 2021, the Company announced the restart of its 268,000 mtpy of idle smelting capacity at the Alumar smelter in Brazil, which is expected to be operational by the fourth quarter 2022. The Company also announced that the Portland Aluminium joint venture in

Australia plans to restart 35,000 mtpy of curtailed capacity at the Portland aluminum smelter (19,000 mtpy Alcoa share). Once the restart is complete in 2022, the Company will have approximately 186,000 mtpy of its consolidated capacity at Portland operating.

Including the actions described above, the Company has reviewed approximately 75 percent of the 1.5 million metric tons of smelting capacity in its portfolio review.

The Aluminum segment previously held the Company’s rolling mill operations in Warrick, Indiana. On March 31, 2021, the Company completed the sale of the rolling mill operations to Kaiser Aluminum Corporation for total consideration of approximately $670, which included the assumption of $69 in OPEB liabilities (as adjusted post-closing). With the sale, the Company no longer maintains a rolled products business.

See Part II Item 8 of this Form 10-K in Note C and D to the Consolidated Financial Statements for additional information.

Energy Facilities and Sources

Energy comprises approximately 27% of the Company’s total alumina refining production costs. Electric power comprises approximately 31% of the Company’s primary aluminum production costs.

Electricity markets are regional and are limited in size by physical and regulatory constraints, including the physical inability to transport electricity efficiently over long distances, the design of the electric grid, including interconnections, and the regulatory structure imposed by various federal and state entities.

Electricity contracts may be short-term (real-time or day ahead) or years in duration, and contracts can be executed for immediate delivery or years in advance. Pricing may be fixed, indexed to an underlying fuel source or other index such as LME, cost-based or based on regional market pricing. In 2021, Alcoa generated approximately 10% of the power used at its smelters worldwide and generally purchased the remainder under long-term arrangements.

The following table sets forth the electricity generation capacity and 2021 generation of facilities in which Alcoa Corporation has an ownership interest. See also the Joint Ventures section above.

Country	Facility	Alcoa Corporation Consolidated Capacity (MW)	2021 Generation (MWh)
Brazil	Barra Grande	152	903,664
	Estreito	157	1,158,451
	Machadinho	119	855,289
	Serra do Facão	60	169,898
Canada	Manicouagan	133	1,160,441
United States	Warrick	657	3,859,571
TOTAL		1,278	8,107,314

The figures in this table are presented in megawatts (MW) and megawatt hours (MWh), respectively.

Each facility listed above generates hydroelectric power except the Warrick facility, which generates substantially all of the power used by the Warrick smelting facility from the co-located Warrick power plant using coal purchased from third parties at nearby coal reserves. During 2021, approximately 32% of the capacity from the Warrick power plant was sold into the market under its current operating permits. Alcoa Power Generating Inc., a subsidiary of the Company, also owns certain Federal Energy Regulatory Commission (FERC)-regulated transmission assets in Indiana, Tennessee, New York, and Washington.

The consolidated capacity of the Brazilian energy facilities shown above in megawatts (MW) is the assured energy, representing approximately 52% of hydropower plant nominal capacity. Since May 2015 (after curtailment of the Poços de Caldas and São Luís smelters in Brazil), the excess generation capacity from the Brazilian hydroelectric facilities has been sold into the market.

Below is an overview of our external energy for our smelters and refineries.

External Energy Source
Region	Electricity	Natural Gas
North America

Québec, Canada

Alcoa’s smelter located in Baie-Comeau, Quebec, purchases approximately one-quarter of its electricity needs from Manicouagan Power Limited Partnership. Otherwise, all electricity consumed by the three smelters in Québec is purchased under contracts with Hydro-Québec that expire on December 31, 2029.

Massena, New York (Massena West)

The Massena West smelter in New York receives power from the New York Power Authority (NYPA) pursuant to a contract between Alcoa and NYPA that expires in March 2026.

Alcoa generally procures natural gas on a competitive bid basis from a variety of sources, including producers in the gas production areas and independent gas marketers. Contract pricing for gas is typically based on a published industry index such as the New York Mercantile Exchange (NYMEX).

Australia

Portland

This smelter purchases power from the National Electricity Market (NEM) variable spot market in the state of Victoria. During 2021, the smelter entered into fixed-for-floating swap contracts with AGL Hydro Partnership, Origin Energy Electricity Limited and Alinta Energy CEA Trading Pty Ltd, at a combined level of 515 MW. In addition, in November 2021 the Portland Aluminium joint venture announced the planned restart of 35,000 mtpy of idle capacity (19,000 mtpy Alcoa share) which was underpinned by an additional fixed-for-floating swap contract with AGL Hydro Partnership for 72 MW. These swap contracts manage exposure to the variable energy rates from the NEM spot market. The swap contracts will expire on June 30, 2026.

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

Europe

San Ciprián, Spain

The Company completed the temporary curtailment of its 228,000 mtpy smelting capacity at the San Ciprián smelter in January 2022 pursuant to the agreement reached with the workers’ representatives on December 29, 2021. The smelter purchases its reduced electricity requirements under a bilateral spot power contract that expires June 30, 2022.

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

Iceland

Landsvirkjun, the Icelandic national power company, supplies competitively priced electricity from a hydroelectric facility to Alcoa’s Fjarðaál smelter under a 40-year power contract, which will expire in 2047 with price renegotiation effective from 2027.

Spain

In 2021, natural gas was supplied to the San Ciprián, Spain, alumina refinery pursuant to supply contracts with Naturgy and UFG.

In January 2022, Naturgy terminated its contract supplying 50 percent of the refinery’s natural gas demand until June 2022 and 25 percent from July to December 2022. The Company is currently negotiating new contracts but has access to adequate supply at spot rates from February 2022 until such new contract arrangements are in place.

South America

Alumar

Further to the announced restart of its 268,000 mtpy of idle smelting capacity at the Alumar smelter in Brazil, which is expected to be operational by the fourth quarter 2022, Alcoa entered into several short-term power purchase agreements which secured substantially all of the necessary power for its share of the Alumar smelter for the restart period in 2022 through the end of 2023. Alcoa also entered into multiple long-term power purchase agreements which collectively secured all of the necessary power for its share of the Alumar smelter for the period of 2024 to 2038. All power secured for short and long term is from renewable sources.

Sources and Availability of Raw Materials

The Company believes that the raw materials necessary to its business are and will continue to be available and that the sources and availability of such raw materials are currently adequate. Generally, materials are purchased from third-party suppliers under competitively priced supply contracts or bidding arrangements. Substantially all of the raw materials required to manufacture our products are available from more than one supplier. Some sources of these raw materials are located in countries that may be subject to unstable political and economic conditions, which could disrupt supply or affect the price of these materials.

Certain raw materials, such as caustic soda and calcined petroleum coke, may be subject to significant price volatility which could impact our financial results.

Alcoa sources bauxite from its own resources, including AWAC entities, and believes its present sources of bauxite on a global basis are sufficient to meet the forecasted requirements of its alumina refining operations for the foreseeable future.

For each metric ton (mt) of alumina produced, Alcoa consumes the following amounts of the identified raw material inputs (approximate range across relevant facilities):

Raw Material	Units	Consumption per mt of Alumina
Bauxite	mt	2.2 – 3.7
Caustic soda	kg	60 – 100
Electricity	kWh	200 to 260 total consumed (0 to 230 imported)
Fuel oil and natural gas	GJ	6 – 12
Lime (CaO)	kg	6 – 60

For each metric ton of aluminum produced, Alcoa consumes the following amounts of the identified raw material inputs (approximate range across relevant facilities):

Raw Material	Units	Consumption per mt of Primary Aluminum
Alumina	mt	1.92 ± 0.02
Aluminum fluoride	kg	16.3 ± 2.6
Calcined petroleum coke	mt	0.38 ± 0.03
Cathode blocks	mt	0.005 ± 0.002
Electricity	kWh	13.14 – 16.57
Liquid pitch	mt	0.09 ± 0.02
Natural gas	mcf	3.0 ± 1.0

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

Competition

Alcoa is subject to highly competitive conditions in all aspects of the aluminum supply chain in which it competes. Our business segments operate in close proximity to our broad, worldwide customer base to enable us to meet customer demand in key markets in North America, South America, Europe, the Middle East, Australia, and China.

We compete with a variety of both U.S. and non-U.S. companies in all major markets across the aluminum supply chain. Competitors include bauxite miners who supply to the third-party bauxite market, active alumina suppliers, refiners and producers, commodity traders, aluminum producers, and producers of alternative materials such as steel, titanium, copper, carbon fiber, composites, plastic, and glass.

By having an integrated aluminum value chain, we are able to deliver our SustanaTM line of products manufactured through low-carbon emitting processes, which includes: EcoSource™ alumina, Ecolum™ aluminum, and EcoDura™ aluminum.

Bauxite:

We are among the world’s largest bauxite miners. The majority of bauxite mined globally is converted to alumina for the production of aluminum. In 2021, approximately 12% of Alcoa’s bauxite shipments were sold to third-party customers and Alcoa-operated mines supply approximately 95% of their volume to Alcoa refineries.

Alcoa’s share of mines operated by partnerships in which Alcoa, including AWAC, has equity interests, supply approximately 55% of their volume to Alcoa refineries. Our principal competitors in the third-party bauxite market include Rio Tinto and multiple suppliers from Guinea, Australia, Indonesia, and Brazil, among other countries. We compete largely based on bauxite quality, price, and proximity to customers, as well as strategically located long-term bauxite resources in Australia, Brazil, and Guinea, which is home to the world’s largest reserves of high-quality metallurgical grade bauxite.

Alumina:

We are the world’s largest alumina producer outside of China. The alumina market is global and highly competitive, with many active suppliers, producers, and commodity traders. Our main competitors in the third-party alumina market are Aluminum Corporation of China, South32 Limited, Hangzhou Jinjiang Group, Rio Tinto, and Norsk Hydro ASA. In recent years, there has been significant growth in alumina refining in China and India. The majority of our product is sold in the form of smelter grade alumina.

Key factors influencing competition in the alumina market include cost position, price, reliability of bauxite supply, quality, and proximity to customers and end markets. We had an average cost position in the first quartile of global alumina production in 2021. Our refineries are strategically located next to low-cost bauxite mines, which provide a stable and consistent long-term supply of bauxite to our refining portfolio. Our alumina refineries include sophisticated refining technology to maximize efficiency with the bauxite qualities from these internal mines.

Aluminum:

In our Aluminum segment, competition is dependent upon the type of product we are selling.

The market for primary aluminum is global, and demand for aluminum varies widely from region to region. We compete with commodity traders, such as Glencore, Trafigura, J. Aron and Gerald Group, and aluminum producers such as Emirates Global Aluminum, Norsk Hydro ASA, Rio Tinto, Century Aluminum, Vedanta Aluminum Ltd., and United Company RUSAL Plc.

Several of the most critical competitive factors in our industry are product quality, production costs (including source, reliability of supply, and cost of energy), price, access and proximity to raw materials, customers and end markets, timeliness of delivery, customer service (including technical support), product innovation, and breadth of offerings. Where aluminum products compete with other materials, the diverse characteristics of aluminum are also a significant factor, particularly its light weight, strength, and recyclability.

The strength of our position in the primary aluminum market is largely attributable to: our integrated supply chain; long-term energy arrangements; the ability of our casthouses to provide customers with a diverse product portfolio in terms of shapes and alloys; and our decreasing demand for fossil fuels, as approximately 81% of the aluminum smelting portfolio operated by the Company was powered by renewable energy sources in 2021. The Company intends to continue to focus on optimizing capacity utilization.

Patents, Trade Secrets and Trademarks

The Company believes that its domestic and international patent, trade secret and trademark assets provide it with a competitive advantage. The Company’s rights under its intellectual property, as well as the technology and products made and sold under them, are important to the Company as a whole and, to varying degrees, important to each business segment. Alcoa’s business as a whole is not, however, materially dependent on any single patent, trade secret or trademark. As a result of product development and technological advancement, the Company continues to pursue patent protection in jurisdictions throughout the world. As of December 31, 2021, Alcoa’s worldwide patent portfolio consisted of approximately 400 granted patents and 180 pending patent applications. The Company also has a number of domestic and international registered trademarks that have significant recognition within the markets that are served, including the name “Alcoa” and the Alcoa symbol.

In connection with the Separation Transaction, Alcoa Corporation and ParentCo entered into certain intellectual property license agreements that provide for a license of certain patents, trademarks, and know-how from ParentCo or Alcoa Corporation, as applicable, to the other, on a perpetual, royalty-free, non-exclusive basis, subject to certain exceptions.

Government Regulations and Environmental Matters

Alcoa’s global operations subject it to compliance with various types of government laws, regulations, and other requirements which often provide discretion to government authorities and could be interpreted, applied, or modified in ways to make the Company’s operations or compliance activities more costly. These laws and regulations include those relating to safety and health (including those made in response to the ongoing COVID-19 pandemic), competition, data privacy and security, environmental compliance, and trade, such as tariffs or other import or export restrictions that may increase the cost of raw material or cross-border shipments and impact our ability to do business with certain countries or individuals. For a discussion of the risks associated with certain applicable laws and regulations, see Part I Item 1A of this Form 10-K.

Environmental

Alcoa is subject to extensive federal, state/provincial, and local environmental laws and regulations and other requirements, in the U.S. and abroad, including those relating to the release or discharge of materials into the air, water and soil, waste management, pollution prevention measures, the generation, storage, handling, use, transportation and disposal of hazardous materials, the exposure of persons to hazardous materials, and greenhouse gas emissions. We manage environmental assessments and cleanups at approximately 60 locations, which include currently owned or operated facilities and adjoining properties, previously owned or operated facilities and adjoining properties, and waste sites, such as U.S. Superfund (Comprehensive Environmental Response, Compensation and Liability Act (CERCLA)) sites. In 2021, capital expenditures for new or expanded facilities for environmental control were approximately $111 and approximately $174 is expected in 2022. See Part II Item 8 of this Form 10-K in Note S to the Consolidated Financial Statements under caption Contingencies for additional information.

Safety and Health

We are subject to a broad range of foreign, federal, state, and local laws and regulations relating to occupational health and safety, and our safety program includes measures required for compliance. In addition, as the COVID-19 pandemic continues, we may be subject to government regulations, including potential vaccine mandates, in various locations where we operate. We have incurred, and will continue to incur, capital expenditures to meet our health and safety compliance requirements, as well as to continually improve our safety systems. We believe that future compliance with occupational health and safety laws and regulations will not have a material adverse effect on our results of operations, financial condition, or cash flows.

For a discussion of the risks associated with certain applicable laws and regulations, see Part I Item 1A of this Form 10-K.

Human Capital Resources

Our core values – Act with Integrity, Operate with Excellence, Care for People, and Lead with Courage – guide us as a company, including our approach to human capital management. We believe that our people are our greatest asset. The success and growth of our business depend in large part on our ability to attract, develop, and retain a diverse population of talented, qualified, and highly skilled employees at all levels of our organization, including the individuals who comprise our global workforce, our executive officers and other key personnel.

Our Company policies, including the Code of Conduct, Harassment and Bullying Free Workplace Policy, and EHS Vision, Values, Mission, and Policy, support our mission to advance our Company culture and core values. Alcoa maintains a Human Rights Policy that applies globally to the Company, its partnerships, and other business associates, and is committed to abiding by international human rights principles encompassed in the Universal Declaration of Human Rights, the International Labor Organization’s Declaration on Fundamental Principles and Rights at Work, the United Nations Global Compact, and the United Nations Guiding Principles on Business and Human Rights.

Employees

As of December 31, 2021, Alcoa had approximately 12,200 employees in 16 countries. Approximately 8,700 of our global employees are covered by collective bargaining agreements with certain unions and varying expiration dates, including approximately 1,000 employees in the U.S., 1,600 employees in Europe, 1,400 employees in Canada, 2,000 employees in South America, and 2,600 employees in Australia. Approximately 900 U.S. employees are covered by a collective bargaining agreement in place with the United Steelworkers (USW). There are also U.S. collective bargaining agreements in place, with varying expiration dates, with the International Association of Machinists and Aerospace Workers (IAM) and the International Brotherhood of Electric Workers (IBEW).

In 2021, the Company completed the sale of its Warrick Rolling Mill in Indiana, which reduced the number of total employees by approximately 1,170. Additionally, the Company is in the process of hiring employees for the restart of the Alumar smelter in Brazil. As of December 31, 2021, approximately 250 employees have been hired.

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

Operational employees are required to take safety and health training that is determined by their specific roles, tasks, areas where they work, job functions, and responsibilities. Salaried employees are expected to include a safety objective in their annual performance objectives. We believe having an individual safety objective empowers our employees to be more involved in creating our safety culture. To further support this, we have included a safety metric focused on reducing fatalities and serious injuries in our annual incentive program for the past several years.

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

We remain focused on advancing inclusion, diversity, and equality. As of December 31, 2021, women comprised approximately 17.2% of our global workforce. We are committed to achieving gender balance across Alcoa through long-term actions to improve diversity and inclusion. To support these efforts, for the past several years, we have included a metric in our annual incentive plan focused on increasing the gender diversity of our global workforce.

We also recognize the benefits and importance of diversity among our board of directors and senior management. Of the 10 directors on our board of directors, 30% are women, 20% are racially/ethnically diverse, and 30% hold citizenship outside of the United States. Additionally, 33% of our Executive Team are women.

In October 2020, we launched our Global Inclusion & Diversity Council of diverse leaders across the Company to support the execution of our inclusion and diversity strategy aimed at building an inclusive culture where employees feel valued, empowered, and respected. For 2021, our annual incentive plan included a metric focused on increased hiring of underrepresented groups. We offer several global resources and inclusion groups for our employees, including: AWARE – Alcoans working actively for racial-ethnic equality; EAGLE, our LGBT+ Equality inclusion group; and AWN – Alcoa Women’s Network.

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

Information about our Executive Officers

The names, ages, positions, and areas of responsibility of the executive officers of the Company as of the filing date of this Form 10-K are listed below.

Roy C. Harvey, 48, is President and Chief Executive Officer of Alcoa Corporation. He became Chief Executive Officer in November 2016 and assumed the role of President in May 2017. Mr. Harvey served as Executive Vice President of ParentCo and President of ParentCo’s Global Primary Products (GPP) division from October 2015 to November 2016. From June 2014 to October 2015, he was Executive Vice President, Human Resources and Environment, Health, Safety and Sustainability at ParentCo. Prior to that time, Mr. Harvey served as Chief Operating Officer, and was also Chief Financial Officer, for GPP at ParentCo. In addition to these roles, Mr. Harvey served in the roles of Director of Investor Relations and Director of Corporate Treasury at ParentCo. Mr. Harvey joined ParentCo in 2002 as a business analyst for the GPP division in Knoxville, Tennessee.

William F. Oplinger, 55, has served as Executive Vice President and Chief Financial Officer of Alcoa Corporation since November 2016. Mr. Oplinger served as Executive Vice President and Chief Financial Officer of ParentCo from April 1, 2013 to November 2016. Mr. Oplinger joined ParentCo in 2000, and through 2013 held key corporate positions in financial analysis and planning and also served as Director of Investor Relations. Mr. Oplinger also held principal positions in the ParentCo’s GPP division, including as Controller, Operational Excellence Director, Chief Financial Officer, and Chief Operating Officer.

Renato De C.A. Bacchi, 45, has served as Executive Vice President and Chief Strategy Officer of Alcoa Corporation since February 1, 2022. In this role, Mr. Bacchi is responsible for strategy, corporate and business development, energy, non-operated joint ventures, and curtailed and closed sites. He was previously Senior Vice President and Treasurer from November 2019 through January 2022 and was Vice President and Treasurer from November 2016 through October 2019. Prior to Separation, Mr. Bacchi served as the Assistant Treasurer of ParentCo from October 2014 through October 2016 and the Director, Corporate Treasury from 2012 to 2014. Prior to this time, Mr. Bacchi held various roles of increasing responsibility in areas include finance, strategy, procurement, energy and sales. Mr. Bacchi joined ParentCo in Brazil in 1997.

Sonya Elam Harden, 57, has served as Executive Vice President and Chief External Affairs Officer of Alcoa Corporation since August 2020. In this role, Ms. Elam Harden is responsible for global government affairs, community relations, and sustainability, and she oversees the Alcoa Foundation. Ms. Elam Harden was the Interim Head of External Affairs of Alcoa Corporation from March 2020 through July 2020 and served as the Vice President, Government Affairs for the Western Hemisphere from November 2016 through July 2020. Prior to Alcoa Corporation’s separation from ParentCo, Ms. Elam Harden held various roles of increasing responsibility in communications, marketing, and government affairs at ParentCo, including as Director of Communications for the GPP division from November 2010 through October 2016 and as Director of Marketing from October 2009 to November 2010. Ms. Elam Harden initially joined ParentCo in 1989, and rejoined in 2001, after having left ParentCo in 1998.

Jeffrey D. Heeter, 56, has served as Executive Vice President and General Counsel of Alcoa Corporation since November 2016. In this role, Mr. Heeter has overall responsibility for the Company’s global legal, compliance, governance and security matters. He previously also served as the Secretary of Alcoa Corporation from November 2016 to December 2019. Mr. Heeter served as Assistant General Counsel and an Assistant Officer of ParentCo from 2014 to November 2016. Mr. Heeter was Group Counsel for the GPP division of ParentCo from 2010 to 2014. From 2008 to 2010, Mr. Heeter was General Counsel of Alcoa of Australia in Perth, Australia. Mr. Heeter joined ParentCo in 1998.

Tammi A. Jones, 42, has served as Executive Vice President and Chief Human Resources Officer of Alcoa Corporation since April 2020. Ms. Jones oversees all aspects of human resources management, including talent and recruitment, compensation and benefits, inclusion and diversity, training and development, and labor relations. Ms. Jones served as Vice President, Compensation and Benefits from January 2019 through March 2020 and was the Director, Organizational Effectiveness from April 2017 to December 2018. From April 2015 through March 2017, Ms. Jones served as Human Resources Director, Aluminum (GPP), and she served as Human Resources Director for ParentCo Wheels and Transportation Products from April 2013 to April 2015. Ms. Jones joined ParentCo in 2006 and held a variety of human resource positions at ParentCo, including Human Resources Director, Europe Building & Construction and Human Resources Director, UK and Ireland in ParentCo’s Building and Construction Systems division.

Benjamin D. Kahrs, 45, has served as Executive Vice President and Chief Innovation Officer of Alcoa Corporation since November 2019. Mr. Kahrs oversees the Company’s innovations and technologies, including, the Company’s Technical Center for research and development (R&D) activities, and the Information Technology and Automated Solutions functions. He was Senior Vice President, Manufacturing Excellence and R&D from November 2018 through October 2019 and was Senior Vice President, Technology and Corporate Development from November 2016 to November 2018. Mr. Kahrs served as Vice President, Strategy and Technology of the GPP division of ParentCo from November 2015 to November 2016 and was Location Manager at the Point Comfort, Texas facility from August 2012 to November 2015. Mr. Kahrs initially joined ParentCo in 1999, and rejoined in 2007, after having left ParentCo in 2004.

John D. Slaven, 60, has served as Executive Vice President and Chief Operations Officer since November 2019. Mr. Slaven joined Alcoa Corporation in February 2019 as Executive Vice President and Chief Strategy Officer. In his current role, Mr. Slaven is responsible for the daily operations of the Company’s bauxite, alumina, and aluminum assets. From 2006 until 2019, Mr. Slaven was Partner and Managing Director at the Boston Consulting Group, a consulting firm, where he most recently led the North American Metals and Mining, Infrastructure and Public Transport practices. Prior to this time, from 2002 through early 2006, Mr. Slaven worked for ParentCo, where he implemented its Asia growth strategy, revitalized the Latin America business, and led ParentCo’s sales and marketing growth in Asia before returning to the U.S. to lead the corporate strategy, financial planning, and analysis functions.

Kelly R. Thomas, 52, has served as Executive Vice President and Chief Commercial Officer of Alcoa Corporation since February 14, 2022. In this role, Ms. Thomas is responsible for leading the Company’ commercial function, including sales and trading, marketing, supply chain, commercial operations, and procurement. Prior to joining Alcoa, Ms. Thomas was the Vice President, Finance at Vista Metals Corporation, a metal construction company, from October 2015 to February 2022 and the Chief Operating Officer at Electronic Recyclers International, an electronics recycler, from June 2014 through September 2015. Prior to this time, from 2010 to 2014, Ms. Thomas held various positions at Aleris Corporation. Ms. Thomas joined Reynolds Metals in 1999, later acquired by ParentCo, and held various roles in sales, risk management, and marketing at ParentCo from 2001 to 2009.

Item 1A. Risk Factors.

There are inherent risks associated with Alcoa’s business and industry. In addition to the factors discussed elsewhere in this report, the following risks and uncertainties could have a material adverse effect on our business, financial condition, or results of operations, including causing Alcoa’s actual results to differ materially from those projected in any forward-looking statements. Although the risks are organized by heading, and each risk is described separately, many of the risks are interrelated. You should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known to Alcoa or that Alcoa currently deems immaterial also may materially adversely affect us in future periods. See Part II Item 7 of this Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations under caption Forward-Looking Statements.

Commodity Risks

The aluminum industry and aluminum end-use markets are highly cyclical and are influenced by several factors, including global economic conditions, the Chinese market, and overall consumer confidence.

The nature of the industries in which our customers operate causes demand for our products to be cyclical, creating potential uncertainty regarding future profitability. The demand for aluminum is sensitive to, and impacted by, demand for the finished goods manufactured by our customers in industries, such as the commercial construction, transportation, and automotive industries, which may change as a result of changes in the global economy, foreign currency exchange rates, energy prices, or other factors beyond our control. The demand for aluminum is also highly correlated to economic growth, and we could be adversely affected by large or sudden shifts in the global inventory of aluminum and the resulting market price impacts.

We believe the long-term prospects for aluminum and aluminum products are positive; however, we are unable to predict the future course of industry variables or the strength of the global economy and the effects of government intervention. Our business, financial condition, and results of operations may be materially affected by the conditions in the global economy generally and in global capital markets, including in the end markets and geographic regions in which we and our customers operate (including as a result of the COVID-19 pandemic). Many of the markets in which our customers participate are also cyclical in nature and experience significant fluctuations in demand for their products based on economic conditions, consumer demand, raw material and energy costs, and government actions. Many of these factors are beyond our control.

The Chinese market is a significant source of global demand for, and supply of, commodities, including aluminum. Chinese production rates of aluminum, both from new construction and installed smelting capacity, can fluctuate based on Chinese government policy, such as the level of enforcement of capacity limits and/or licenses and environmental policies. In addition, industry overcapacity, a sustained slowdown in Chinese aluminum demand, or a significant slowdown in other markets, that is not offset by decreases in supply of aluminum or increased aluminum demand in emerging economies, such as India, Brazil, and several Southeast Asian countries, could have an adverse effect on the global supply and demand for aluminum and aluminum prices. Also, changes in the aluminum market can cause changes in the alumina and bauxite markets, which could also materially affect our business, financial condition, or results of operations. As a result of these factors, our profitability is subject to significant fluctuation.

A decline in consumer and business confidence and spending, severe reductions in the availability and cost of credit, and volatility in the capital and credit markets could adversely affect the business and economic environment in which we operate and the profitability of our business. We are also exposed to risks associated with the creditworthiness of our suppliers and customers. If the availability of credit to fund or support the continuation and expansion of our customers’ business operations is curtailed or if the cost of that credit is increased, the resulting inability of our customers or of their customers to either access credit or absorb the increased cost of that credit could adversely affect our business by reducing our sales or by increasing our exposure to losses from uncollectible customer accounts. These conditions and a disruption of the credit markets could also result in financial instability of some of our suppliers and customers. The consequences of such adverse effects could include the interruption of production at the facilities of our customers, the reduction, delay or cancellation of customer orders, delays or interruptions of the supply of raw materials we purchase, and bankruptcy of customers, suppliers, or other creditors. Any of these events could adversely affect our business, financial condition, and results of operations.

We could be materially adversely affected by volatility and declines in aluminum, alumina, and bauxite prices, including global, regional, and product-specific prices, or by significant changes in production costs which are linked to LME or other commodities.

The overall price of primary aluminum consists of several components: (i) the underlying base metal component, which is typically based on quoted prices from the LME; (ii) the regional premium, which comprises the incremental price over the base LME component that is associated with the physical delivery of metal to a particular region (e.g., the Midwest premium for metal sold in the United States); and (iii) the product premium, which represents the incremental price for receiving physical metal in a particular shape (e.g., foundry, billet, slab, rod, etc.) and/or alloy. Each of the above three components has its own drivers of variability.

The LME price volatility is typically driven by macroeconomic factors (including political instability), global supply and demand of aluminum (including expectations for growth, contraction, and the level of global inventories), and trading activity of financial investors. LME cash prices reached the highest level in over a decade in October 2021 at $3,180 per metric ton, with the low point of the year coming in January at $1,952.

While global inventories declined in 2021, high LME inventories could lead to a reduction in the price of aluminum and declines in the LME price have had a negative impact on our business, financial condition, and results of operations. Regional premiums tend to vary based on the supply of and demand for metal in a particular region, associated transportation costs, and import tariffs. Product premiums generally are a function of supply and demand for a given primary aluminum shape and alloy combination in a particular region. Periods of industry overcapacity may also result in a weak aluminum pricing environment.

A sustained weak LME aluminum pricing environment, deterioration in LME aluminum prices, or a decrease in regional premiums or product premiums could have a material adverse effect on our business, financial condition, or results of operations. Similarly, our operating results are affected by significant changes in key costs of production that are commodity or LME-linked.

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

While the majority of our bauxite is directed to our refineries, our third-party bauxite contracts vary in pricing structure and length, and can be impacted by changes in global aluminum and alumina bauxite market prices, as well as changes in bauxite quality.

Market-driven balancing of global aluminum supply and demand may be disrupted by non-market forces.

In response to market-driven factors relating to the global supply and demand of aluminum and alumina, including energy prices and environmental policies, other industry producers have independently undertaken to reduce or increase production. Changes in production may be delayed or impaired by the ability to secure, or the terms of long-term contracts, to buy energy or raw materials.

The impact of non-market forces on global aluminum industry capacity, such as political instability or pressures or governmental policies in certain countries relating to employment, the environment, or maintaining or further developing industry self-sufficiency, may affect overall supply and demand in the aluminum industry. For example, active conflict between Russia and Ukraine could adversely impact macroeconomic conditions and result in heightened economic sanctions from the U.S. and the international community in a manner that adversely affects our industry. The disruption of the market-driven balancing of the global supply and demand of aluminum, a resulting weak pricing environment and margin compression may adversely affect our business, financial condition, and results of operations.

Our operations and profitability have been and could continue to be adversely affected by changes in the cost or availability of raw materials or other key inputs, or by disruptions in the supply chain.

Our business, financial condition, and results of operations are affected by changes in the cost of raw materials, including energy, carbon products, caustic soda, and other key inputs, as well as freight costs associated with transportation of raw materials to refining and smelting locations. We may not be able to fully offset the effects of higher raw material costs or energy costs through price increases, productivity improvements, or cost reduction programs. In addition, due to global supply chain disruptions stemming from the COVID-19 pandemic, we may not be able to obtain sufficient supply of our raw materials or energy in a timely manner, including due to shortages, inflationary cost pressures, or transportation delays, which could cause disruption in our operations or production curtailments. For example, we have seen shortages in the supply chain of certain raw materials such as magnesium. Though we have been able to source our raw materials in adequate amounts from other supplies or our own stockpiles to date, there can be no guarantee that our operations or profitability will not be adversely affected in the future. Declines in the costs of alumina and energy during a particular period may not be adequate to offset sharp declines in metal price in that period. Increases in the cost of raw materials or decreases in input costs that are disproportionate to concurrent sharper decreases in the price of aluminum could have a material adverse effect on our operating results. Our suppliers, vendors, and customers could experience similar constraints that could impact our operations and profitability.

Our operations consume substantial amounts of energy and could be disrupted, and our profitability could decline, if energy costs rise or if energy supplies are interrupted or become uncertain.

Our refineries and smelters consume substantial amounts of natural gas and electricity in the production of alumina and aluminum. The prices for and availability of energy are subject to volatile market conditions that can be affected by factors beyond our control such as weather, political, regulatory, and economic conditions. For example, significantly higher market power prices in Europe in 2021 have caused competitors’ smelters to announce production cuts.

Though we have ownership in certain hydroelectricity assets, we rely on third parties for our supply of energy resources consumed in the manufacture of our products. Energy supply contracts for our operations vary in length and market exposure, and we could be, and have been, negatively impacted by:

•	significant increases in LME prices, or spot electricity, fuel oil and/or natural gas prices;

•

unavailability of or interruptions or uncertainty in energy supply or unplanned outages due to political instability, droughts, hurricanes, wildfires, other natural disasters, equipment failure, or other causes;

•	unavailability of long-term energy from renewable sources in particular locations or at competitive rates;
•

curtailment of one or more refineries or smelters due to the inability to extend energy contracts upon expiration or negotiate new arrangements on cost-effective terms, the unavailability of energy at competitive rates; or,

•

curtailment of one or more facilities due to high energy costs that render their continued operation uneconomic, discontinuation of power supply interruptibility rights granted to us under a regulatory regime in the country in which the facility is located, or due to a determination that energy arrangements do not comply with applicable laws, thus rendering the operations that had been relying on such country’s energy framework uneconomic.

Events, such as those listed above, can result in high energy costs, the disruption of an energy source, finding a replacement energy source at a higher cost, the requirement to repay all or a portion of the benefit we received under a power supply interruptibility regime, or the requirement to remedy any non-compliance of an energy framework to comply with applicable laws, could disrupt our operations or result in production curtailments and could have a material adverse effect on our business, financial condition or results of operations.

Business Strategy Risks

We have incurred, and may incur in the future, significant costs associated with our strategy to be a lower cost, competitive, sustainable, and integrated aluminum production business and we may not be able to realize the anticipated benefits from announced plans, programs, initiatives, and capital investments.

We are executing a strategy to be a low cost, competitive, sustainable, and integrated aluminum production business by implementing productivity and cost-reduction initiatives, optimizing our portfolio of assets, divesting non-core assets, and investing in technology to advance sustainably. We have been taking decisive actions to lower the cost base of our operations through procurement strategies for raw materials, labor productivity, improving operating performance, deploying Company-wide business process models, and reducing overhead costs. In October 2019, we initiated a multi-year review of our production assets to drive lower costs and sustainable profitability. The portfolio review included 1.5 million metric tons of smelting capacity, including evaluation of options for improvement, curtailment, closure, or divestiture; as of December 31, 2021, the Company has taken action on approximately 75 percent of its 1.5 million tons of smelting capacity under review, and approximately 58 percent of alumina refining capacity under review. Though we have made progress on this strategy, we may not be able to realize the expected benefits or cost savings from this strategy.

The Company met its target for net proceeds from non-core asset sales of $500 million to $1 billion within twelve to eighteen months of the target announced in October 2019. In 2021, we generated net cash proceeds of $966 million from sales of non-core assets. Such proceeds provide a source of funding for other portfolio actions including curtailment and closure decisions. There is no assurance that additional non-core asset sales will provide funding for future portfolio decisions.

We have made and may continue to plan and execute other actions to grow or streamline our portfolio. There is no assurance that anticipated benefits of our strategic actions will be realized. With respect to portfolio optimization actions such as divestitures, curtailments, closures, and restarts, we may face barriers to exit from unprofitable businesses or operations, including high exit costs or objections from various stakeholders, the lack of availability of buyers willing to purchase such assets at prices acceptable to us, delays due to any regulatory approvals or government intervention, continuing environmental obligations, and third parties unwilling to release us from guarantees or other credit support provided in connection with the sale of assets. In addition, we may retain liabilities from such transactions, have ongoing indemnification obligations, and incur unforeseen liabilities for divested entities if a buyer fails to honor all commitments.

Our business operations are capital intensive, and portfolio optimization actions such as the curtailment or closure of operations or facilities may include significant costs and charges, including asset impairment charges and other measures. There can be no assurance that such actions will be undertaken or completed in their entirety as planned at the anticipated cost or will result in being beneficial to the Company. The effect of closures, curtailments, and divestitures over time will reduce the Company’s cash flow and earnings capacity and result in a less diversified portfolio of businesses, and we will have a greater dependency on remaining businesses for our financial results. Additionally, curtailing certain existing facilities, whether temporarily or permanently, may require us to incur curtailment and carrying costs related to those facilities, as well as further increased costs should production be resumed at any curtailed facility, which could have an adverse effect on our business, financial results, and results of operations.

Our announced multi-year portfolio review of Company assets includes evaluating our portfolio to assess each facility’s strategic benefits, competitiveness, and viability. Following this review, we expect to be a low cost, first quartile producer across our product segments of bauxite, alumina, and aluminum, and have up to 85% of smelting production from renewable energy sources, which aligns with our long-term goal of having the lowest carbon-producing refiners and smelters in the industry. We may not be able to implement, fully or in a cost-effective or timely way, the actions necessary to achieve this strategy, which actions could include capturing, maintaining and/or expanding margins from new products, continued product innovation investment in research and development projects and new technology, and cost-effective long-term energy solutions. We may not achieve the expected results from technology innovation or other benefits or expected profitability associated with this strategy and executing on these actions also diverts senior management time and resources from our regular business operations, each of which could adversely affect the Company’s business, financial condition, and results of operations.

Joint ventures, other strategic alliances, and strategic business transactions may not achieve intended results. We may experience operational challenges in integrating or segregating assets for such a venture or transaction, and such a venture or transaction could increase the number of our outstanding shares or amount of outstanding debt and affect our financial position.

We participate in joint ventures, have formed strategic alliances, and may enter into other similar arrangements in the future. For example, AWAC is an unincorporated global joint venture between Alcoa and Alumina Limited. AWAC consists of a number of affiliated entities, which own, operate, or have an interest in, bauxite mines and alumina refineries, as well as an aluminum smelter, in seven countries. In addition, Alcoa is minority owner of a joint venture with the Saudi Arabian Mining Company (Ma’aden). Although the Company has, in connection with these and our other existing joint ventures and strategic alliances, sought to protect our interests, joint ventures, and strategic alliances inherently involve special risks. Whether or not the Company holds majority interests or maintains operational control in such arrangements, our joint venture and other business partners may take certain actions and positions, or experience difficulties, that may negatively impact the Company and/or its reputation, such as:

•	advancing economic, political, social, or business interests or goals that are inconsistent with, or opposed to those of, the Company and our stakeholders;
•	exercising veto rights to block actions that we believe to be in our or the joint venture’s or strategic alliance’s best interests;
•	taking action contrary to our policies or objectives with respect to our investments; or,
•

as a result of financial or other difficulties, be unable or unwilling to fulfill their obligations under the joint venture, strategic alliance, or other agreements, such as contributing capital to expansion or maintenance projects.

We continuously evaluate and may in the future enter into additional strategic business transactions. Any such transactions could happen at any time, could be material to our business, and could take any number of forms, including, for example, an acquisition, merger, sale or distribution of certain assets, refinancing, or other recapitalization or material strategic transaction. There can be no assurance that our joint ventures, strategic alliances, or additional strategic business transactions will be beneficial to us, whether due to the above-described risks, unfavorable global economic conditions, increases in costs, foreign currency fluctuations, political risks, government interventions, retained liabilities, indemnification obligations, or other factors. Evaluating potential transactions and integrating completed ones may divert the attention of our management from ordinary operating matters. In addition, to the extent we consummate an agreement for the sale and disposition of an asset or asset group we may experience operational difficulties segregating them from our retained assets and operations, which could impact the execution or timing of such dispositions and could result in disruptions to our operations and/or claims for damages, among other things.

If we engage in a strategic transaction, we may require additional financing that could result in an increase in the number of our outstanding shares of stock or the aggregate amount and/or cost of our debt, which may result in an adverse impact to our credit ratings or adversely impact our business, financial condition, or results of operations. The number of shares of our stock or the aggregate principal amount of our debt that we may issue in connection with such a transaction could be significant.

Global Operational Risks

The COVID-19 pandemic has adversely affected, and in the future could adversely affect, the Company’s business, financial condition, or results of operations.

In December 2019, there was an outbreak of a novel strain of coronavirus (COVID) in China that has since spread to all regions of the world. The outbreak was declared a pandemic by the World Health Organization in March 2020. The COVID-19 pandemic and preventative measures taken to contain or mitigate the outbreak caused business slowdowns or shutdowns in affected areas and significant disruption in economies and the global financial markets.

While the Company has maintained its operations since the onset of the pandemic, there can be no assurance that these trends will continue or not reverse. To date, the Company has experienced isolated interruptions from its supply sources but has identified alternate solutions to avoid any significant production impacts. In relation to the Company’s workforce, operating locations have experienced elevated levels of absenteeism but ultimately have had minimal contractor- and employee-related disruptions to operations.

The COVID-19 pandemic is continuing. Uncertainty around the magnitude and duration of a global public health crisis can affect our business in a multitude of ways and in varying magnitudes. Although the ultimate impact of the COVID-19 pandemic on our business, financial condition, and results of operations is not yet known, it could adversely affect:

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

•	The liquidity of our customers, which could negatively impact the collectability of outstanding receivables and our cash flows;
•	Alcoa’s ability to fund capital expenditures and required maintenance at our facilities, which could negatively impact our results of operations and profitability;
•	Global financial and credit markets and our ability to obtain additional credit or financing under acceptable terms or at all, which could negatively affect our liquidity and financial condition;
•	The Company’s ability to meet financial covenants in our outstanding debt and credit facility agreements;
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

Prolonged adverse conditions could negatively impact our business, financial condition, and results of operations, and result in asset impairment charges, including long-lived assets or goodwill, or affect the realizability of deferred tax assets. The situation surrounding COVID-19 remains fluid and could cause renewed instability in the global markets and economies in the near term, particularly if there are surges in COVID-19 cases globally and/or in the locations in which Alcoa operates before the pandemic reaches an endemic stage. The duration and magnitude of the impact depends on future developments that cannot be accurately predicted, such as additional outbreaks, the emergence and spread of variants, infection rates in areas where we operate, the extent and effectiveness of containment actions, including the timing, breadth of distribution, and availability and effectiveness of vaccination efforts in the markets where we operate, and the impact of these and other factors on our employees, customers, suppliers, joint venture partners, and equity method investments. In addition, further outbreaks causing renewed implementation or extension of existing or new government mandates or orders requiring vaccines or testing could also impact the availability of our employees or contractors and our ability to retain current workers, attract new workers, and could result in labor disruptions, which could impact our ability to manufacture our products and could have a material adverse effect on our business, financial condition, and results of operations.

The impact of the COVID-19 pandemic could have a material adverse effect on our business, financial condition, and results of operations, and may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.

Our participation in increasingly competitive and complex global markets exposes us to risks, including legal and regulatory risks and changes in conditions beyond our control, that could adversely affect our business, financial condition, or results of operations.

We have operations or activities in numerous countries and regions outside the United States, including Australia, Brazil, Canada, Europe, Guinea, and the Saudi Arabia. The risks associated with the Company’s global operations include:

•

geopolitical risks, such as political instability, coups d’états, civil unrest, strikes and work stoppages, expropriation, nationalization of properties by a government, imposition of sanctions, changes to import or export regulations and fees, renegotiation, revocation or nullification of existing agreements, leases, licenses, and permits, and changes to mining royalty rules or laws;

•

economic and commercial instability risks, including those caused by sovereign and private debt default, corruption, and changes in local government laws, regulations, and policies, such as those related to tariffs and trade barriers, trade tensions, taxation, exchange controls, employment regulations, and repatriation of earnings;

•	weakening macroeconomic conditions;
•	contracting manufacturing activity, especially in the global automotive sector;
•	war or terrorist activities;
•	major public health issues, such as an outbreak of a pandemic or epidemic, which could cause disruptions in our operations, supply chain, or workforce;
•	information systems failures or disruptions, including due to cyber attacks;
•	difficulties enforcing intellectual property and contractual rights, or limitations in the protection of technology, data, and intellectual property, in certain jurisdictions; and,
•	unexpected events, accidents, or environmental incidents, including natural disasters.

We have experienced some of these events, and while the impact of any of the foregoing factors is difficult to predict, any one or more of them could adversely affect our business, financial condition, or results of operations. Existing insurance arrangements may not provide sufficient coverage or reimbursement for significant costs that may arise from such events.

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

Our global operations expose us to risks related to economic, political, and social conditions, including the impact of trade policies and adverse industry publicity, which may negatively impact our business and our ability to operate in certain locations.

We are subject to risks associated with doing business internationally, including foreign or domestic government fiscal and political crises, political and economic disputes and sanctions, social requirements and conditions, and adverse industry publicity. These factors, among others, bring uncertainty to the markets in which we compete, and may adversely affect our business, financial condition, and results of operations.

In addition, we operate in communities around the world, and social issues in the communities where we operate could affect our ability to maintain our operations; furthermore, incidents related to our industry could generate negative publicity and impact the social acceptability of our operations in such locations, including by damaging our reputation, our relationships with stakeholders, and our competitive position. Growing expectations of hosting communities as well as increasing social activism pose additional challenges to us maintaining our social license to operate and expand our business. For example, community and stakeholder concerns in Juruti, Brazil have affected our ability to access certain mining areas at times. Though Alcoa has systems in place to assess and manage risks, including risks associated with maintaining and protecting our social license to operate, expectations that the private sector play a significant role in promoting and supporting the delivery of the United Nation’s Sustainable Development Goals (SDGs) are escalating. In certain jurisdictions, there are increasing regulatory developments to protect minority groups, such as Indigenous People in Australia. This could have an adverse effect on our ability to secure expansions to our operations at all or in the expected timeframe, could significantly increase our cost of doing business, and could disrupt our operations.

In the United States, in recent years, the U.S. government has taken actions with respect to the implementation of significant changes to certain trade policies, including import tariffs and quotas, modifications to international trade policy, the withdrawal from or renegotiation of certain trade agreements, and other changes that have affected U.S. trade relations with other countries, any of which may require us to significantly modify our current business practices or may otherwise materially and adversely affect our business or those of our customers. The U.S. government continues to review trade policies and negotiate new agreements with countries globally that could impact the Company. For example, the U.S. government is negotiating agreements with countries in relation to the tariffs initially applied under Section 232 of the Trade Expansion Act of 1962 (Section 232) in 2018. In 2021, the U.S. and European Union (EU) reached agreement whereby the U.S. lifted the Section 232 duties and applied a tariff-rate-quota allowing duty-free importation of aluminum from the EU based on historical volumes, and the EU suspended its retaliatory tariffs that had been in place on certain U.S. products. To the extent that further agreements are reached on a broader range of imports, or these tariffs and other trade actions result in a decrease in international demand for aluminum produced in the United States or otherwise negatively impact demand for our products, our business may be adversely impacted, and could further exacerbate aluminum and alumina price volatility and overall market uncertainty.

We are exposed to fluctuations in foreign currency exchange rates and interest rates, as well as inflation and other economic factors in the countries in which we operate.

Economic factors, including inflation and fluctuations in foreign currency exchange rates and interest rates, competitive factors in the countries in which we operate, and volatility or deterioration in the global economic and financial environment, could affect our business, financial condition, and results of operations. Changes in the valuation of the U.S. dollar against other currencies, particularly the Australian dollar, Brazilian real, Canadian dollar, euro, and Norwegian kroner, which are the currencies of certain countries in which we have operations, may affect our profitability, as some important inputs are purchased in other currencies, while our products are generally sold in U.S. dollars. As the U.S. dollar strengthens, the cost curve shifts down for smelters outside the United States, but costs for our U.S. smelting portfolio may not decline.

Changes in tax laws or exposure to additional tax liabilities could affect our future profitability.

We are subject to income taxes in both the United States and various non-U.S. jurisdictions. Changes in foreign and domestic tax laws, regulations, or policies, or their interpretation and application by regulatory bodies, or exposure to additional tax liabilities could affect our future profitability. For example, in October 2021, a new framework for international tax was agreed to by 137 member countries and jurisdictions of the Organisation for Economic Co-operation and Development (OECD), with rules targeted to be finalized in 2022 and implemented by participating jurisdictions as early as 2023. The impact to the Company of such agreement is uncertain until applicable rules are promulgated and implemented by the participating jurisdictions. Our domestic and international tax liabilities are dependent upon the distribution of profits among these different jurisdictions. Our tax expense includes estimates of additional tax that may be incurred for tax exposures and reflects various estimates and assumptions. The assumptions include assessments of future earnings of the Company that could impact the valuation of our deferred tax assets. Our future results of operations could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in the overall profitability of the Company, changes in tax legislation and rates, changes in generally accepted accounting principles, and changes in the valuation of deferred tax assets and liabilities. Significant changes to tax laws or regulations and the positions of taxing authorities could have a substantial impact, positive or negative, on our effective tax rate, cash tax expenditures and cash flows, and deferred tax assets and liabilities.

We are subject to tax audits by various tax authorities in many jurisdictions, such as Australia, Brazil, Canada, and Spain. For example, in July 2020, AofA received Notices of Assessment (the Notices) from the Australian Taxation Office (ATO) related to the pricing of certain historic third-party alumina sales. The Notices asserted claims for income tax payable by AofA of approximately $156 (A$214), exclusive of interest and penalties. The Notices also include claims for compounded interest on the tax amount totaling approximately $516 (A$707). In accordance with the ATO’s dispute resolution practices, AofA paid 50% of the assessed income tax amount exclusive of interest and any penalties to the ATO during the third quarter of 2020, and the ATO is not expected to seek further payment prior to final resolution of the matter. If AofA is ultimately successful, any amounts paid to the ATO as part of the 50% payment would be refunded. The ATO has also issued a position paper with its preliminary view on the imposition of administrative penalties related to the tax assessment, proposing penalties of approximately $94 (A$128). AofA disagrees with the ATO’s proposed position on penalties and submitted a response to the position paper in the fourth quarter of 2020. After the ATO completes its review of AofA’s response, the ATO could issue a penalty assessment. The Company does not agree with the ATO’s positions, and AofA will continue to defend this matter and pursue all available dispute resolution methods, up to and including the filing of proceedings in the Australian Courts. We regularly assess the potential outcomes of examinations by tax authorities in determining the adequacy of our provision for income taxes. The results of tax audits and examinations of previously filed tax returns or related litigation and continuing assessments of our tax exposures could materially affect our financial results. See Part II Item 8 of this Form 10-K in Notes Q and S to the Consolidated Financial Statements under captions Unrecognized Tax Benefits and Contingencies, respectively.

We may be exposed to significant legal proceedings, investigations, or changes in foreign and/or U.S. federal, state, or local laws, regulations, or policies.

Our results of operations or liquidity in a particular period could be affected by new or increasingly stringent laws, regulatory requirements or interpretations, or outcomes of significant legal proceedings or investigations adverse to the Company. We may become subject to unexpected or rising costs associated with business operations, compliance measures, or provision of health or welfare benefits to employees due to changes in laws, regulations, or policies. We are also subject to a variety of legal and compliance risks, including, among other things, potential claims relating to health and safety, environmental matters, intellectual property rights, product liability, data privacy, taxes and compliance with U.S. and foreign export, anti-bribery, and competition laws, and sales and trading practices. We could be subject to fines, penalties, interest, or damages (in certain cases, treble damages). In addition, if we violate the terms of our agreements with governmental authorities, we may face additional monetary sanctions and other remedies as a court deems appropriate.

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

We are subject to a broad range of health, safety and environmental laws, regulations, and other requirements in the jurisdictions in which we operate that may expose us to substantial claims, costs, and liabilities.

Our operations worldwide are subject to numerous complex and increasingly stringent federal, state, local and foreign laws, regulations, policies, and permitting, licensing, and other requirements, including those related to health, safety, environmental, and waste management and disposal matters, which may expose us to substantial claims, costs, and liabilities. We may be subject to fines, penalties, and other damages, such as natural resource or community damages and the costs associated with the investigation and cleanup of soil, surface water, groundwater, and other media under laws such as CERCLA (commonly known as Superfund) or similar U.S. and foreign regulations. These laws, regulations, policies, and permitting, licensing, and other requirements could change or could be, and have been, applied or interpreted in ways that could (i) require us to enjoin, curtail, close or otherwise modify our operations and sites, including the implementation of corrective measures, the installation of additional equipment or structures, or the undertaking of other remedial actions, or (ii) subject us to enforcement risk or impose on or require us to incur additional capital expenditures, compliance or other costs, fines, penalties, or damages, any of which could adversely affect our results of operations, cash flows and financial condition, and the trading price of our common stock.

The costs of complying with such laws, regulations, policies, and other requirements, including participation in assessments, remediation activities, and cleanups of sites, as well as internal voluntary programs, are significant and will continue to be so for the foreseeable future. Environmental laws may impose cleanup liability on owners and occupiers of contaminated property, including previously owned, non-operational, or divested properties, regardless of whether the owners and occupiers caused the contamination or whether the activity that caused the contamination was lawful at the time it was conducted. As a result, we may be subject to claims arising from current or former conditions at sites that we own or operate currently, as well as at sites that we owned or operated in the past, and at contaminated sites that have always been owned or operated by third parties, regardless of whether we caused the contamination or whether the activity that caused the contamination was lawful at the time it was conducted. Liability may be without regard to fault and may be joint and several, so that we may be held responsible for more than our share of the contamination or other damages, or even for the entire share.

In addition, because environmental laws, regulations, policies, and other requirements are constantly evolving, we will continue to incur costs to maintain compliance and such costs could increase materially and prove to be more limiting and costly than we anticipate. Evolving standards and expectations can result in increased litigation and/or increased costs, all of which can have a material and adverse effect on our business operations, earnings, and cash flows. Future compliance with environmental, health and safety legislation and other regulatory requirements or expectations may prove to be more limiting and costly than we anticipate and may disrupt our business operations and require significant expenditures. Our business, financial condition, or results of operations in a particular period could be materially affected by certain health, safety, or environmental matters, including remediation costs and damages related to certain sites.

Our operations include impoundment structures, which could impact the environment or cause exposure to hazardous substances or other damage, which could result in material liabilities to us.

Some of our operations generate hazardous waste and other byproducts, which we contain in tailing facilities, residue storage areas, and other structural impoundments that are subject to extensive regulation and increasingly strict industry standards. Overtopping of storage areas caused by extreme weather events, erosion, or unanticipated structural failure of impoundments could result in severe, and in some cases catastrophic, damage to the environment, natural resources, or property, or personal injury and loss of life. These and other similar impacts that our operations may have on the environment, as well as exposures to hazardous substances or wastes associated with our operations, could result in significant costs, civil or criminal damages, fines or penalties, and enforcement actions issued by regulatory or judicial authorities enjoining, curtailing, or closing operations or requiring corrective measures, any of which could materially and adversely affect us.

Climate change, climate change legislation or regulations, and efforts to reduce greenhouse gases and build operational resilience to extreme weather conditions may adversely impact our operations and markets.

Energy is a significant input in a number of our operations and there is growing recognition that consumption of energy derived from fossil fuels is a contributor to climate change. A number of governments or regulatory bodies in areas where we operate, such as in Canada and the EU, have introduced or are contemplating legislative and regulatory change in response to the potential impacts of climate change, which could result in changes to the margins of greenhouse gas (GHG) intensive assets and energy-intensive assets. These regulatory mechanisms relating to carbon may be either voluntary or legislated and the inconsistency of associated regulations may impact our operations directly or indirectly through customers or our supply chain. Assessments of the potential impact of future climate change legislation, regulation and international treaties and accords are uncertain, given the wide scope of potential regulatory change in countries in which we operate and the diversity in the scope and development of such regulations. For example, in 2021, the European Commission proposed a Carbon Border Adjustment Mechanism (CBAM) as a levy on polluting imports and which, if approved, would include aluminum in the first phase of implementation beginning in 2023. We may realize increased capital expenditures, costs, or taxes resulting from required compliance with revised or new legislation or regulations, including costs to purchase or profits from sales of allowances or credits under a carbon credit/pricing or “cap and trade” system, increased insurance premiums and deductibles as new actuarial tables are developed to reshape coverage, a change in competitive position relative to industry peers, and changes to profit or loss arising from increased or decreased demand for goods produced by the Company and, indirectly, from changes in costs of goods sold.

Though we are investing in technology to reduce the production of greenhouse gases in the manufacture of our products, such as our ELYSISTM joint venture aluminum smelting technology and other technologies that limit the production of carbon in alumina refining, in certain aspects of our operations, our ability to reduce our greenhouse gas emissions is also dependent on the actions of third parties, especially energy providers, and our ability to make significant changes in our greenhouse gas emissions. As a result, we could face additional costs associated with any new regulation of GHG emissions, and our ability to modify our operations to avoid these costs may be limited in the near term.

In addition, regulations to combat climate change could impact the competitiveness of the Company, including the attractiveness of the locations of some of the Company’s assets. The global focus on climate is raising awareness in all countries, such as the agreement at the 26th United Nations Climate Change Conference of the Parties (COP26) by many governments of countries where the Company operates to combat deforestation, which could adversely affect our ability to mine and operate in sensitive areas like the Jarrah Forest and the Amazon.

The potential physical impacts of climate change or extreme weather conditions on the Company’s operations are highly uncertain and will be particular to the geographic circumstances. These may include changes in rainfall patterns, wildfires, heat waves, shortages of water or other natural resources, changing sea levels, changing storm patterns, flooding, increased frequency and intensities of storms, and changing temperature levels. Any of these may disrupt our operations, hinder transportation of products to us or of our products to customers, prevent access to our facilities, negatively impact our suppliers’ or customers’ operations and their ability to fulfill contractual obligations to us, and/or cause damage to our facilities, all of which may increase our costs, reduce production, and adversely affect our business, financial condition, or results of operations.

We face significant competition globally within and beyond the aluminum industry, which may have an adverse effect on profitability.

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

We may not be able to obtain or maintain adequate insurance coverage.

We maintain various forms of insurance, including insurance covering claims related to our properties and risks associated with our operations. Our existing property and liability insurance coverages contain exclusions and limitations on coverage. In connection with renewals of insurance, we have experienced, or could experience in the future, additional exclusions and limitations on coverage, significantly increased self-insured retentions and deductibles, and significantly higher premiums. We may not be able to procure adequate insurance coverage for certain risks, if at all, and existing insurance arrangements may not provide sufficient coverage or reimbursement for significant costs that may arise. As a result, in the future our insurance coverage may not cover claims to the extent that it has in the past and the costs that we incur to procure insurance may increase significantly, either of which could have an adverse effect on our results of operations.

Cybersecurity Risks

Cyber attacks, security breaches, system failures, software or application vulnerabilities, or other cyber incidents may threaten the integrity of our information technology infrastructure and other sensitive business information, disrupt our operations and business processes, expose us to potential liability, and result in reputational harm and other negative consequences that could have a material adverse effect on our business, financial condition, and results of operations.

We depend on information and communications technology, networks, software, and related systems to operate our business, including production controls and operating systems at our facilities and systems for recording and processing transactions, interfacing with customers, financial reporting, and protecting the personal data of our employees and other confidential information. Our global operations require increased reliance on technology, which expose us to risks of theft of proprietary information, including trade secrets and other intellectual property that could have a material adverse effect on our business, financial condition, and results of operations. The protection of such information, as well as sensitive customer information, personal data of our employees, and other confidential information, is critical to us. We face global cybersecurity threats, which may range from uncoordinated individual attempts to sophisticated and targeted measures, known as advanced persistent threats, directed at the Company. In addition, a greater number of our employees are working remotely as a result of the COVID-19 pandemic, which has increased cybersecurity vulnerabilities and risk to our information technologies systems.

Cyber attacks and other cyber incidents are becoming more frequent and sophisticated, are constantly evolving, and are being made by groups and individuals with significant resources and a wide range of expertise and motives. Cyber attacks and security breaches may include, but are not limited to, unauthorized attempts to access information or digital infrastructure, efforts to direct payments to fictitious parties, viruses, ransomware, malicious codes, hacking, phishing (including through social engineering), denial of service, human error, and other electronic security breaches, any of which could have a material adverse effect on our business, financial condition, and results of operations. As techniques used in cyber attacks change frequently and may not be immediately detectable, we may be unable to anticipate or detect these techniques, such as use of a zero-day exploit (such as Log4j vulnerability) or unknown malware, including the scope and impact of an incident, contain the incident within our systems, or implement preventative or remediation measures. We have in the past experienced attempts and incidents by external parties to penetrate our networks and systems. In addition, we utilize third-party vendors for certain software applications, storage systems, and cloud computing services. Cyber attacks, security breaches, or other incidents on the information technology systems of our service providers or business partners could impact us. Such attempts and incidents to date have not resulted in any material breaches, disruptions, or loss of information.

We continue to assess potential cyber threats and invest in our information technology infrastructure to address these threats, including by monitoring networks and systems, training employees on cyber threats, and enhancing security policies of the Company and its third-party providers. While the Company continually works to strengthen our systems and security measures, safeguard information, and mitigate potential risks, there is no assurance that such actions will be sufficient to prevent or timely detect cyber attacks or security breaches. Such intrusions could manipulate or improperly use our systems or networks, disclose, or compromise confidential or protected information, destroy, or corrupt data, or otherwise disrupt our operations, any of which could have a material adverse effect on our business, financial condition, and results of operations.

In addition, cybersecurity incidents could negatively impact our reputation and competitive position, and could result in litigation with third parties, regulatory action, loss of business, theft of assets, and significant remediation costs, any of which could have a material adverse effect on our financial condition and results of operations. Such security breaches could also result in a violation of applicable U.S. and international privacy and other laws, and subject us to litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability. For example, the European Union’s General Data Privacy Regulation subjects companies to a range of compliance obligations regarding the handling of personal data. In the event our operations are found to be in violation of the GDPR’s requirements, we may be subject to significant civil penalties, business disruption and reputational harm, any of which could have a material adverse effect on our business, financial condition, or results of operations. Cyber attacks or breaches could require significant management attention and resources and result in the diminution of the value of our investment in research and development, which could have a material adverse effect on our business, financial condition, or results of operations.

Though we have disaster recovery and business continuity plans in place, if our information technology systems, or those of our third-party providers, are damaged, breached, interrupted, or cease to function properly for any reason, and, if the disaster recovery and business continuity plans do not effectively resolve the incident on a timely basis, we may suffer interruptions in our ability to manage or conduct business and we may be exposed to reputational, competitive and business harm as well as litigation and regulatory action, which may materially and adversely impact our business, financial condition, or results of operations.

Available Capital and Credit-Related Risks

We cannot guarantee that we will continue to return capital to our stockholders through the payment of cash dividends and/or the repurchase of our common stock. The reduction or discontinuation of the payment of cash dividends to our stockholders or the repurchase of our shares of common stock could adversely affect the market price or liquidity of our shares.

In October 2021, the Company’s Board of Directors initiated a quarterly cash dividend program, at $0.10 per share, and authorized a new $500 million share repurchase program. The Board of Directors also previously authorized a $200 million share repurchase program in October 2018, which was fully utilized with the completion of $150 million in repurchases during the fourth quarter of 2021. The share repurchase authorizations do not have predetermined expiration dates. The Company is under no obligation to pay any cash dividends to stockholders or to repurchase our outstanding shares of common stock at any particular price or at all, and the payment of dividends and/or repurchases of stock may be limited, suspended, or discontinued at any time in our discretion and without notice. The Company set each of the current dividend and new share repurchase program authorization at a level it believes is sustainable throughout the commodity cycle, based on our current financial position and reasonable expectations of cash flow. In addition, as described elsewhere in this “Risk Factors” section, the Company’s Revolving Credit Facility (as defined below) inhibits the Company’s ability to make certain restricted payments, including the amount of dividends and payments to redeem, repurchase, or retire equity securities or other indebtedness.

The Company intends to pay dividends on a quarterly basis. Dividends on Alcoa Corporation common stock are subject to authorization by the Company’s Board of Directors. The payment, amount, and timing of dividends, if any, depends upon matters deemed relevant by the Company’s Board of Directors, such as Alcoa Corporation’s financial position, results of operations, cash flows, capital requirements, business condition, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.

Declines in asset values or increases in liabilities, including liabilities associated with benefit plans or taxes, can reduce stockholders’ equity. A deficit in stockholders’ equity could limit our ability under Delaware law to pay dividends and repurchase shares in the future.

The reduction, suspension, or elimination of our cash dividend or our share repurchase program could adversely affect the market price of our stock and/or and significantly increase its trading price volatility. The payment of any future dividends and the existence of a share repurchase program could cause our stock price to be higher than it would otherwise be and could potentially reduce the market liquidity for our stock. Additionally, any future payment of dividends or repurchases of our common stock could negatively impact our financial position and our ability to fund ordinary and existing operations, capital expenditures, cash taxes, and growth or other opportunities.

Our business and growth prospects may be negatively impacted by limits on our ability to fund capital expenditures.

We require substantial capital to invest in growth opportunities and to maintain and prolong the life and capacity of our existing facilities. Our ability to generate cash flows is affected by many factors, including market and pricing conditions. Insufficient cash generation or capital project overruns may negatively impact our ability to fund as planned our sustaining and return-seeking capital projects, and such postponement in funding capital expenditures or inadequate funding to complete projects could result in operational issues. For 2022, we project capital expenditures of $525 million, of which $450 million is for sustaining capital and $75 million for return-seeking capital. If our technology research and development projects prove feasible with an acceptable expected rate of return, our capital expenditures for return-seeking projects would increase significantly over the next several years. To the extent our access to competitive financial, credit, capital, and/or banking markets becomes impaired, our operations, financial results, and cash flows could be adversely impacted. We may also need to address commercial, political, and social issues in relation to capital expenditures in certain of the jurisdictions in which we operate. If our interest in our joint ventures is diluted or we lose key concessions, our growth could be constrained. Any of the foregoing could have a material adverse effect on our business, results of operations, financial condition, and prospects.

Deterioration in our credit profile or increases in interest rates could increase our costs of borrowing money and limit our access to the capital markets and commercial credit.

The major credit rating agencies evaluate our creditworthiness and give us specified credit ratings. These ratings are based on a number of factors, including our financial strength and financial policies as well as our strategies, operations, and execution of announced actions. These credit ratings are limited in scope and do not address all material risks related to an investment in us, but rather reflect only the view of each rating agency at the time its rating is issued. Nonetheless, the credit ratings we receive impact our borrowing costs as well as our access to sources of capital on terms advantageous to our business. Failure to obtain sufficiently high credit ratings could adversely affect our interest rates in future financings, our liquidity, or our competitive position, and could also restrict our access to capital markets. In addition, our credit ratings could be lowered or withdrawn entirely by a rating agency if, in its judgment, the circumstances warrant. If a rating agency were to downgrade our rating, our borrowing costs could increase, our funding sources could decrease, and we would need to rely on our cash flows from operations. As a result of these factors, a downgrade of our credit ratings could have a materially adverse impact on our future operations, cash flows, and financial position.

Our indebtedness restricts our current and future operations, which could adversely affect our ability to respond to changes in our business and manage our operations, and failure to comply with the agreements relating to our outstanding indebtedness, including due to events beyond our control, could result in an event of default that could materially and adversely affect our business, financial condition, results of operations, or cash flows.

Alcoa and Alcoa Nederland Holding B.V. (ANHBV), a wholly-owned subsidiary of Alcoa, are party to a revolving credit agreement with a syndicate of lenders and issuers named therein (as subsequently amended, the Revolving Credit Facility). The terms of the Revolving Credit Facility and the indentures governing our outstanding notes contain covenants that impose significant operating and financial restrictions on us, including on our ability to, among other things:

•	make investments, loans, advances, and acquisitions;
•	amend certain material documents;
•	dispose of assets;
•	incur or guarantee additional debt and issue certain disqualified equity interests and preferred stock;
•	make certain restricted payments, including limiting the amount of dividends on equity securities and payments to redeem, repurchase or retire equity securities or other indebtedness;
•	engage in transactions with affiliates;
•	materially alter the business we conduct;
•	enter into certain restrictive agreements;
•	create liens on assets to secure debt;
•	consolidate, merge, sell or otherwise dispose of all or substantially all of Alcoa’s, ANHBV’s or a subsidiary guarantor’s assets; and,
•	take any actions that would reduce our ownership of AWAC entities below an agreed level.

The Revolving Credit Facility requires us to comply with financial covenants which includes maintaining an interest expense coverage ratio of not less than 4.00 to 1.00, and a leverage ratio that is not greater than 2.75 to 1.00. The leverage ratio compares total indebtedness to Consolidated EBITDA (as defined in the Revolving Credit Facility) to determine compliance with the financial covenant. The leverage ratio calculation also determines the maximum indebtedness permitted under the Revolving Credit Facility. The results of the calculation of these ratios, when considering the Company’s existing debt obligations, affects and could restrict the amount of additional borrowing capacity under the Company’s Revolving Credit Facility or other credit facilities.

In addition, all obligations of Alcoa Corporation or a domestic entity under the Revolving Credit Facility are secured by, subject to certain exceptions, a first priority lien on substantially all assets of Alcoa Corporation and the material domestic wholly-owned subsidiaries of Alcoa Corporation and certain equity interests of specified non-U.S. subsidiaries. All other obligations under the Revolving Credit Facility are secured by, subject to certain exceptions, a first priority security interest in substantially all assets of Alcoa Corporation, ANHBV, the material domestic wholly-owned subsidiaries of Alcoa Corporation, and the material foreign wholly-owned subsidiaries of Alcoa Corporation located in Australia, Brazil, Canada, Luxembourg, the Netherlands, Norway, and Switzerland including equity interests of certain subsidiaries that directly hold equity interests in AWAC entities. Our ability to comply with these agreements may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition, or other opportunities. The breach of any of these covenants or restrictions could result in a default under the Revolving Credit Facility or the indentures governing our notes and other outstanding indebtedness, including such indebtedness for which the Company is a guarantor.

See Part II Item 7 of this Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations under caption Liquidity and Capital Resources – Financing Activities for more information on the restrictive covenants in the Revolving Credit Facility.

If an event of default were to occur under any of the agreements relating to our outstanding indebtedness, including the Revolving Credit Facility and the indenture governing our notes, we may not be able to incur additional indebtedness under the Revolving Credit Facility and the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot assure that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default, which could have a material adverse effect on our ability to continue to operate as a going concern. Further, if we are unable to repay, refinance, or restructure our secured indebtedness, the holders of such indebtedness could proceed against the collateral securing that indebtedness. In addition, any event of default or declaration of acceleration under one debt instrument also could result in an event of default under one or more of our other debt instruments.

Labor- and Pension-Related Risks

Union disputes and other employee relations issues, as well as labor market conditions, could adversely affect our business, financial condition, or results of operations.

A significant portion of our employees are represented by labor unions in a number of countries under various collective bargaining agreements with varying durations and expiration dates. Union disputes and other employee relations issues could, and have, adversely affect our business, financial condition, or results of operations. For example, in 2021, we faced a workers’ strike at our San Ciprián refinery and smelter in Spain, which slowed production and blocked metal shipments until January 2022, after the Company had reached an agreement with the workers’ representatives regarding the near-term future of the smelter.

We may not be able to satisfactorily renegotiate collective bargaining agreements when they expire. In addition, existing collective bargaining agreements may not prevent strikes, work stoppages, work slowdowns, union organizing campaigns, or lockouts at our facilities in the future. We may also be subject to general country strikes or work stoppages unrelated to our business or collective bargaining agreements. A labor dispute or work stoppage of employees could have a material adverse effect on production at one or more of our facilities, and depending on the length of work stoppage, on our business, financial condition, or results of operations. Additionally, in the current competitive labor market, if we lose critical or a significant amount of workers to attrition, it may be difficult or costly to find and recruit replacement employees, which could have a material adverse effect on our business, financial condition, and results of operations.

A decline in the liability discount rate, lower-than-expected investment return on pension assets and other factors could affect our business, financial condition, results of operations, or amount of pension funding contributions in future periods.

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

Potential pension contributions include both mandatory amounts required under federal law and discretionary contributions to improve the plans’ funded status. While the Company took several actions in 2021 to improve the funded status of its pension plans and adjust its asset allocation to reduce variance risk, declines in the discount rate or lower-than-expected investment returns on plan assets could have a material negative effect on our cash flows. Adverse capital market conditions could result in reductions in the fair value of plan assets and increase our liabilities related to such plans, adversely affecting our liquidity and results of operations.

Item 1B.  Unresolved Staff Comments.

None.

Item 2. Properties.

Alcoa Corporation’s principal executive office, located at 201 Isabella Street, Suite 500, Pittsburgh, Pennsylvania 15212-5858, is leased. Alcoa also leases several office facilities and sites, both domestically and internationally. In addition, Alcoa owns or has an ownership interest in its production sites, both domestically and internationally. Alcoa owns active mines and plants classified under the Bauxite, Alumina, and Aluminum segments of its business. These include facilities and assets around the world used for Alcoa’s bauxite mining, alumina refining, aluminum smelting, and casting production and energy generation. Capacity and utilization of these facilities varies by segment and the level of demand for each product. See Part I Item 1 of this Form 10-K for additional information, including the ownership, capacity, and utilization of these facilities, used in the Alumina and Aluminum segments. A discussion of our bauxite mining properties is below.

The following map shows the locations of our operations as of December 31, 2021:

Alcoa Locations and Properties.

Several of our wholly-owned production facilities are encumbered under the Company’s Revolving Credit Facility. See Part II Item 7 of this Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption Liquidity and Capital Resources—Financing Activities for more information on the Company’s Revolving Credit Facility.

Although Alcoa’s facilities vary in terms of age and condition, management believes that its facilities are suitable and generally adequate to support the current and projected operations of the business. See Part II Item 8 of this Form 10-K in Notes B and K to the Consolidated Financial Statements for more information on properties, plants, and equipment.

Bauxite Mining Properties

Alcoa has access to large bauxite deposit areas with mining rights that extend in many cases more than 15 years from the date of this Form 10-K. The Company obtains bauxite from its own resources and from those belonging to AWAC, located in the countries listed in the table below, as well as pursuant to both long-term and short-term contracts and mining leases. Tons of bauxite are reported on a zero-moisture basis in millions of dry metric tons (mdmt) unless otherwise stated.

The following information concerning our mining properties has been prepared in accordance with the requirements of subpart 1300 of Regulation S-K, which first became applicable to us for the fiscal year ended December 31, 2021. These requirements differ significantly from the previously applicable disclosure requirements of SEC Industry Guide 7. Among other differences, subpart 1300 of Regulation S-K requires us to disclose mineral resources, in addition to mineral reserves, as of the end of the most recently completed fiscal year both in the aggregate and for each of our individually material mining properties. As of December 31, 2021, the Company’s individually material mining properties, as determined in accordance with subpart 1300 of Regulation S-K, are our bauxite mining properties in the Darling Range of Western Australia (Darling Range) and Juruti, Brazil (Juruti).

As used in this Form 10-K, the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource,” “inferred mineral resource,” “mineral reserve,” “proven mineral reserve” and “probable mineral reserve” are defined and used in accordance with subpart 1300 of Regulation S-K. Under subpart 1300 of Regulation S-K, mineral resources may not be classified as “mineral reserves” unless the determination has been made by a qualified person (as defined under subpart 1300 of Regulation S-K) that the mineral resources can be the basis of an economically viable project. Part or all of the mineral deposits (including any mineral resources) in these categories may never be converted into mineral reserves. Further, except for the portion of mineral resources classified as mineral reserves, mineral resources do not have demonstrated economic value. Estimates of inferred mineral resources have too high of a degree of uncertainty as to their existence and may not be converted to a mineral reserve. Therefore, it should not be assumed that all or any part of an inferred mineral resource exists, that it can be the basis of an economically viable project, or that it will ever be upgraded to a higher category. Likewise, it should not be assumed that all or any part of measured or indicated mineral resources will ever be converted to mineral reserves. Management relies on estimates of our recoverable mineral reserves, which estimation is complex due to geological characteristics of the properties and the number of assumptions made and variable factors, some of which are beyond our control.

The following table shows the AWAC and/or Alcoa share (proportion) of annual production tonnage at each of our bauxite mining properties and in the aggregate for each of the last three fiscal years.

Summary of Attributable Annual Bauxite Production (mdmt) for the years ended December 31, 2021, 2020, and 2019, respectively:

Country	Property (Region)	2021	2020	2019
Australia	Darling Range (Western Australia, WA)	34.7	34.8	34.7
Brazil	Juruti (Pará State)	5.8	6.1	6.0
Brazil	Trombetas (Pará State)	2.0	2.1	2.2
Brazil	Poços de Caldas (Minas Gerais)	0.4	0.2	0.3
Guinea	Boké (Sangaredi)	3.5	3.6	3.0
Saudi Arabia	Al Ba’itha (Al Qassim)	1.2	1.2	1.2
		47.6	48.0	47.4

The following tables summarize certain information regarding our bauxite mining properties. The information that follows relating to Darling Range and Juruti is derived, for the most part, from the technical report summaries relating to such properties prepared in compliance with Item 601(b)(96) and subpart 1300 of Regulation S-K. Portions of the following information are based on assumptions, qualifications, and procedures that are not fully described herein. Reference should be made to the full text of the technical report summaries for Darling Range and Juruti, which are filed as Exhibits 96.1 and 96.2, respectively, to this Form 10-K and are incorporated by reference herein.

Bauxite Interests and Operators:

Property (Region)	Access/Transportation	Operator	Owners’ Mining Rights[1]	Expiration Date of Mining Rights	Titles, Rights, Leases or Options	Area (hectares)
Darling Range[2] (WA)	Accessed by road. Ore transported via long-distance conveyor and rail to refineries.	AofA	100%	2024	Mining lease from the Western Australia (WA) Government. ML1SA.	702,261
Juruti[3] (Pará State)	Accessed by road from Juruti town, by boat along the Amazon River, or by air from Juruti Airport. Ore transported from the mine to Juruti port by company-operated rail.	AWA Brasil	100%	2100[4]	Mining licenses from the Government of Brazil and Pará. Mining rights do not have a legal expiration date. Operating licenses for the mine, washing plant, and exploration are in the process of being renewed. Operating license for the port remains valid until the government agency formalizes the renewal.	227,276
Trombetas (Pará State)	Accessed by road from Porto Trombetas, by boat along the Trombetas River, or by air from Porto Trombetas Airport. Ore is transported by truck and conveyor to wash plant then by company-operated rail to Trombetas port.	MRN	18.2%	2046[4]	Mine: Mining Concession #950.000/1997 from Government of Brazil. Land Titles held by public communities. Mining zone granted within Saraca-Taquera National Forest. Operating License (LO) No. 1624/2021 for Cipo and Teofilo plateaus valid for 10 years from 10/09/2021.	143,000
Poços de Caldas (Minas Gerais)	Accessed by road. Ore transported from the mine to the refinery by road.	Alcoa Alumínio	100%	2031[4]	Mining licenses from the Government of Brazil and Minas Gerais. Company claims and third-party leases. Operation license expires in 2022 but can be extended subject to meeting any applicable conditions.	7,424
Boké (Sangaredi)	Accessed by road from Sangaredi and public airports. Ore transported by company-operated rail to Kamsar port.	CBG	22.95%	2038	Mining Lease from Government of Guinea. The lease is renewable in 25-year increments. CBG’s rights are specified within the Basic Agreement and Amendment 1 to the Basic Agreement with the Government of Guinea.	293,900
Al Ba’itha (Al Qassim)	Accessed by road. Ore is transported to the refinery by rail and truck.	MBAC	25.1%	2037	Mining Lease granted to Ma’aden by Kingdom of Saudi Arabia Ministry of Petroleum and Mineral Resources, with a duration of 30 years. Exclusive rights to utilize bauxite and annexed minerals.	14,776
(1)	Owners’ Mining Rights reflects AWAC’s and/or Alcoa’s ownership interest(s) in the properties and related share (proportion) of the mineral resources and reserves and annual production.
(2)	For more information, see “Individual Property Disclosure—Darling Range” below.
(3)	For more information, see “Individual Property Disclosure—Juruti” below.
(4)

Brazilian mineral legislation does not limit the duration of mining concessions; rather, the concession remains in force until the deposit is exhausted. These concessions may be extended later or expire earlier than estimated, based on the rate at which these deposits are exhausted and on obtaining any additional governmental approval, as necessary.

Bauxite Mine Types and Facilities:

Property (Region)	Development Stage	Type of Mine and Mineralization	Processing Plant	Other Facilities
Darling Range[1] (WA)	Production/ Operating	Open-cut mines. Bauxite is lateritic formed through weathering of Archean granites and gneisses	N/A Ore crushing only.	Administrative buildings and workshops, crushers, long-distance conveyors. Power supplied from natural gas.
Juruti[2] (Pará State)	Production/ Operating	Open-cut mines. Bauxite is lateritic formed through weathering of Cretaceous Alter do Chao Formation sedimentary sequence.	Fixed plant for ore crushing and washing.

Mine: Administrative buildings and workshops, water supply pumps and pipeline from Juruti Grande, ore stockpiles, railroad, tailings thickening and settling ponds.

Port: Administrative buildings, port control, ore stockpiles, rail siding, and ship loader.

Power supplied by thermoelectric units at the mine and port.

Trombetas (Pará State)	Production/ Operating	Open-cut mines. Bauxite is lateritic formed through weathering of Cretaceous Alter do Chao Formation sedimentary sequence.	Ore crushing stations and fixed plant for washing.

Mine: Mine planning offices and workshops, Long-distance conveyors transport ore from several plateaus to central infrastructure area, ore stockpiles, railroad, and tailings, thickening and settling ponds.

Port: Administrative buildings, port control, ore stockpiles, ore drying facilities, rail siding, and ship loader.

Power supplied by fuel oil generators.

Poços de Caldas (Minas Gerais)	Production/ Operating	Open-cut mines. Bauxite derived from the weathering of nepheline syenite and phonolite.	N/A Run of mine (ROM) trucked to refinery stockpiles.	Mining offices and services are located at the refinery. Power supplied by commercial grid.
Boké (Sangaredi)	Production/ Operating

Open-cut mines. The bauxite deposits within the CBG lease are of two general types.

TYPE 1: In-situ laterization of Ordovician and Devonian plateau sediments locally intruded by dolerite dikes and sills.

TYPE 2: Sangaredi type deposits are derived from clastic deposition of material eroded from the TYPE 1 laterite deposits and possibly some of the proliths from the TYPE 1 plateaus deposits.

N/A Ore crushed and dried at Kamsar port facilities.

Mine: Administrative buildings, workshops, and water/power supply are in Sangaredi.

Port: Administrative buildings, port control, ore stockpiles, ore drying facilities, rail siding, and ship loader.

Power supplied by fuel oil generators at the mine and port.

Al Ba’itha (Al Qassim)	Production/ Operating

Open-cut mine. Bauxite occurs as a paleolaterite profile developed at an angular unconformity between underlying late Triassic to early Cretaceous sediments (parent rock sequence Biyadh Formation) and the overlying late Cretaceous Wasia Formation (overburden sequence).

			N/A Fixed plant for ore crushing and train loading	The mine includes fixed plants for crushing and train loading; workshops and ancillary services; power plant; and water supply. There is a company village with supporting facilities
(1)	For more information, see “Individual Property Disclosure—Darling Range Mines” below.
(2)	For more information, see “Individual Property Disclosure—Juruti” below.

Bauxite Mineral Resources and Mineral Reserves

In accordance with subpart 1300 of Regulation S-K, management engaged SLR International Corporation as the qualified persons to prepare technical report summaries for the disclosure of mineral resources and reserves at Darling Range and Juruti. The tables shown below of resources and reserves by mining property were prepared using the results of the procedures performed by the qualified persons, which have no affiliation with or interest in Alcoa or our mining properties.

Summary of Attributable Bauxite Mineral Resources at December 31, 2021:

	Measured			Indicated			Measured + Indicated			Inferred
Property (Region)	Tonnage (mdmt)[1]	Alumina (%)	Silica (%)	Tonnage (mdmt)[1]	Alumina (%)	Silica (%)	Tonnage (mdmt)[1]	Alumina (%)	Silica (%)	Tonnage (mdmt)[1]	Alumina (%)	Silica (%)
Darling Range (WA)[2]	48.0	32.9	1.1	34.8	31.9	1.1	82.8	32.3	1.1	320.0	32.8	1.2
Juruti (Pará State)[3]	5.7	44.7	5.4	58.6	45.4	4.4	64.2	45.3	4.5	563.8	45.7	4.7
Trombetas (Pará State)[4]	45.7	49.6	4.4	5.6	48.5	5.2	51.3	49.5	4.5	24.4	49.9	3.7
Poços de Caldas (Minas Gerais)[5]	2.8	38.0	4.7	10.7	36.9	5.7	13.4	37.1	5.5	21.4	35.2	5.9
Boké (Sangaredi)[6]	—	—	—	1,350.7	46.6	2.3	1,350.7	46.6	2.3	168.1	45.8	2.4
Al Ba’itha (Al Qassim)[7]	—	—	—	—	—	—	—	—	—	0.7	48.3	11.7
(1)

This table shows only the AWAC and/or Alcoa share (proportion) of mineral resources. The reference point for the mineral resource is the in situ predicted dry tonnage and grade of material to be delivered to the refinery stockpile following the application of mining design parameters. Certain totals may not sum due to rounding.

(2)

Alumina for the Darling Range is stated as Available Alumina (as A.Al2O3) and Silica is stated as Reactive Silica (as R.SiO2). Further, mineral resources are estimated using a three-year trailing average of arms-length sales of bauxite from Darling Range, approximately $24 per ton. Darling Range mineral resources are estimated at a ≥ 27.5% A.Al2O3 and ≤3.5 % R.SiO2 cut-off grade and at a minimum mining thickness of 1.5 m.

(3)

Alumina for Juruti is stated as Available Alumina (as A.Al2O3) and Silica is stated as Reactive Silica (as R.SiO2). Juruti mineral resources are estimated at a pit discard cut-off value based on a benefit calculation that determines whether a block is economically viable. Further, mineral resources are estimated using a one-year weighted average bauxite price of approximately $35 (wet-base) per ton, based on contractual agreements with an Alumina segment refinery.

(4)	Alumina for Trombetas is stated as Available Alumina (as A.Al2O3) and Silica is stated as Reactive Silica (as R.SiO2). Trombetas bauxite is defined using a ≥ 46% A.Al2O3 grade.
(5)

Alumina for Poços de Caldas is stated as Available Alumina (as A.Al2O3) and Silica is stated as Reactive Silica (as R.SiO2). Poços de Caldas mineral resources are estimated at a pit discard cut-off value based on a benefit calculation that determines whether a block is economically viable.

(6)

Alumina for Boké is stated as Total Alumina (as T.Al2O3) and Silica is stated as Total Silica (as T.SiO2). Boké resources are estimated at a ≥ 41% T.Al2O3 and ≤10 % T.SiO2 cut-off grade. CBG represents an equity-affiliate of the Company’s. Information provided for Boké is based on the best information available to Alcoa at the timing of filing. Final information of the investment could vary from provided figures.

(7)

Alumina for Al Ba’itha is stated as Total Available Alumina (as TAA) and Silica is stated as Total Silica (as T.SiO2). Al Ba’itha mineral resources are estimated at a ≥ 40% TAA cut-off grade and a minimum mining thickness of 1.0 m.

The following table shows only the AWAC and/or Alcoa share (proportion) of mineral reserves. These levels of reserves are consistent with historical levels of reserves for the Company’s mining locations and consistent with the Company reserves strategy. Given the Company’s extensive bauxite resources, the abundant supply of bauxite globally, and the length of the Company’s rights to bauxite, it is not cost-effective to establish bauxite reserves that reflect the total size of the bauxite resources available to the Company. Certain totals may not sum due to rounding.

Summary of Attributable Bauxite Mineral Reserves at December 31, 2021:

	Proven			Probable			Total
Property (Region)	Tonnage (mdmt)	Alumina (%)	Silica (%)	Tonnage (mdmt)	Alumina (%)	Silica (%)	Tonnage (mdmt)	Alumina (%)	Silica (%)
Darling Range[1]	108.6	32.4	1.0	132.7	32.2	1.4	241.3	32.3	1.2
Juruti (Pará State)[2]	50.9	47.7	3.5	37.7	46.3	3.4	88.5	47.1	3.5
Trombetas (Pará State)[3]	7.7	48.7	4.7	2.2	48.9	4.7	10.0	48.8	4.7
Poços de Caldas (Minas Gerais)[4]	1.4	39.0	3.7	1.8	38.8	4.0	3.2	38.9	3.9
Boké (Sangaredi)[5]	82.7	47.1	1.9	4.1	49.5	2.5	86.9	47.2	1.9
Al Ba’itha (Al Qassim)[6]	18.2	50.0	8.0	31.1	46.6	10.4	49.3	47.9	9.5
(1)

Alumina for the Darling Range is stated as Available Alumina (as A.Al2O3) and Silica is stated as Reactive Silica (as R.SiO2). Darling Range mineral reserves are estimated at variable cut-off grades, dependent on operating costs and ore quality for blending to meet refinery target grades. Optimization is based on a three-year trailing average of arms-length sales of bauxite from Darling Range, approximately $24 per ton.

(2)

Alumina for Juruti is stated as Available Alumina (as A.Al2O3) and Silica is stated as Reactive Silica (as R.SiO2). Juruti mineral reserves are estimated at a pit discard cut-off value based on a benefit calculation that determines whether a block is economically viable. Further, mineral reserves are estimated using a one-year weighted average bauxite price of approximately $27 per ton, based on contractual agreements with an Alumina segment refinery.

(3)

Alumina for Trombetas is stated as Available Alumina (as A.Al2O3) and Silica is stated as Reactive Silica (as R.SiO2). Trombetas mineral reserves are estimated based on the amount of Measured and Indicated resources that have been determined to meet the criteria for approval as defined within the environmental license for operation.

(4)

Alumina for Poços de Caldas is stated as Available Alumina (as A.Al2O3) and Silica is stated as Reactive Silica (as R.SiO2). Poços de Caldas mineral reserves are estimated at a pit discard cut-off value based on a benefit calculation that determines whether a block is economically viable.

(5)

Alumina for Boké is stated as Total Alumina (as T.Al2O3) and Silica is stated as Total Silica (as T.SiO2). Boké reserves are estimated at a ≥ 45% T.Al2O3 and ≤10 % T.SiO2 cut-off grade. CBG represents an equity-affiliate of the Company’s. Information provided for Boké is based on the best information available to Alcoa at the timing of filing. Final information of the investment could vary from provided figures.

(6)	Alumina for Al Ba’itha is stated as Total Available Alumina (as TAA) and Silica is stated as Total Silica (as T.SiO2). Al Ba’itha mineral reserves are estimated at a ≥ 40% TAA cut-off grade.

Individual Property Disclosure—Darling Range

Property Location and Description

The Darling Range bauxite deposits comprise the mining centers of (i) Huntly, located approximately 80 kilometers (km) to the southeast of Perth and 30 km east of Pinjarra, Western Australia, Australia, and (ii) Willowdale, located approximately 100 km south-southeast of Perth and 15 km east of Waroona, Western Australia, Australia. The Huntly and Willowdale mining centers/regions are separate open pit, surface mines and are both located within Mining Lease ML1SA. Darling Range is owned and operated by Alcoa through AofA.

All spatial data used for mineral resource and reserve estimation are reported using a local grid based on Australian Map Grid 1984 system (Zone 50) and using the Australian Geodetic Datum 1984 coordinate set. The approximate coordinates of the mining areas are 410,000 meters (m) East and 6,390,000 m North (Huntly) and 410,000 m East and 6,365,000 m North (Willowdale).

Coordinate System: AGD 1984 AMG Zone 50
Projection: Transverse Mercator
Datum: Australian 1984
Legend
Alcoa Mineral Lease 1sa
Mining Region
WILLOWDALE
NORTH
HUNTLY
Alcoa Refinery
South32 Refinery
Exploration Mapsheets
360000
390000
420000
450000
480000
6460000
6420000
6380000
6340000
6300000
Perth Airport
Fremantle
Kwinana Refinery Port
Mandurah
Pinjarra
Pinjarra Refinery
Waroona
Wagerup Refinery
South32 Refinery
Bunbury Port
Bunbury
Myara
McCoy
Dwellingup
Orion
Larego
NORTH
BERAKING
JA NORTH
MONADNOCKS EAST
MYARA NORTH
MYARA
ONEIL
ONEIL EAST
MCCOY
WHITTAKER MILL
WHITE
HUNTLY 1&2
DEL PARK
DEL PARK
HOLYOAKE
TEESDALE
AMPHION
EASTMURRAY
ARUNDEL
LAREGO
BEDNALL
CORNWALL
28
38
48
58
68
A
C
E
G
J
L
N
Q
S
U
0
5
10
20
30
40
Kilometers
N
Alcoa

Darling Range Location, Lease Area, Mining Centers, and Mining Regions.

Refer to Exhibit 96.1—Technical Report Summary for Darling Range, Western Australia in Sections 2.0 through 5.0 for more information on the Darling Range mining centers – their history, location, accessibility, and other relevant details.

Infrastructure

The figure above illustrates the relative location of each of the individual mining areas within the Huntly and Willowdale centers. These areas include, but are not limited to, Myara, Larego, Orion, and Arundel.

Mining infrastructure in the Darling Range is generally concentrated in the Myara area in the northwest of the Huntly mining center, and at the Larego area (20 km southeast of the Wagerup refinery) in the center of the Willowdale mining center (having been relocated 16 km southwards from the Orion Hub during 2021). Both infrastructure areas include:

•	ore crushing and handling facilities;
•	ore stockpile stacker/reclaimer;
•	maintenance facilities;
•	sampling stations;
•	site offices including a production tracking room;
•	haul road networks;
•	overland conveyors, as illustrated on the above map;
•	water supplies consisting of abstraction from licensed surface water sources supplemented with treated wastewater from vehicle washdowns, stormwater runoff, and maintenance workshops; and,
•	power supply lines direct from certain of the Company’s refineries.

Personnel are sourced from the area around Perth, Western Australia, which benefits from a skilled workforce due to the relatively large number of operating mines in the region

Huntly is accessible from the South Western Highway via Del Park Road, which connects the town of North Dandalup in the north with Dwellingup in the south. From Del Park Road, a 3km road following the route of the bauxite conveyor to the Pinjarra refinery provides access to the Huntly site administration offices. Willowdale is similarly accessible, 19 km from the South Western Highway via Nanga Brook Road, a road to the east of Waroona. There are several airstrips in the region, although the closest major airport is in Perth, approximately 70 km north of North Dandalup. The nearest commercial port is at the Kwinana refinery, approximately 40 km south of Perth.

While an extensive haul road network and overland conveyors transport crushed bauxite from the main mining hub to the Wagerup and Pinjarra refineries, bauxite is also transferred to the Kwinana refinery via the Kwinana freight railway system, using the Kwinana–Mundijong line.

Alcoa’s Darling Range mining operations do not produce mine waste in the same manner as conventional mining operations and waste dumps are not constructed.

Alcoa’s Darling Range facilities are in a well-maintained condition. Net book value of these facilities for the year-ended 2021 is $421 million included in Properties, plants, and equipment, net on the Consolidated Balance Sheet.

Refer to Exhibit 96.1—Technical Report Summary for Darling Range, Western Australia in Sections 14.0 and 15.0 for more information on the surface infrastructure and facilities of the Darling Range.

Land Tenure and Permitting

Bauxite occurrences were first recorded in the Darling Range in 1902, with studies and exploration subsequently conducted by the Geological Survey of Western Australia until the 1950s. Commercial exploration took place from 1957 by Western Mining Corporation Ltd (WMC, later WANL), across a large portion of southwest Western Australia within a Special Mineral Lease (ML1SA) granted in 1961. Commercial mining first took place within the Darling Range in 1963 at the former Jarrahdale mining center with WANL having joined with Alcoa. The Huntly and Willowdale mines commenced commercial production in 1972 and 1984, respectively. Huntly supplies bauxite to the Kwinana and Pinjarra refineries (approximately 27 Mtpa), while Willowdale supplies the Wagerup refinery (approximately 10 Mtpa).

The ML1SA lease allows for exploration and mining of bauxite within the tenement boundaries. ML1SA was granted in 1961, by the State Government of Western Australia under the Alumina Refinery Act, 1961, for four 21-year periods, and the current lease expires on September 24, 2024. Prior to September 24, 2024, Alcoa will notify the State Government of Western Australia of its intention to exercise its right to renew for a further 21-year period to extend the concession to 2045. The State Government concession agreement includes the provision for conditional renewal beyond 2045. Alcoa pays rent for each square mile of ML1SA in accordance with the Alumina Refinery Agreement Act 1961 (WA), providing exclusive rights to explore for and mine bauxite on all Crown Land within the ML1SA. The current lease covers an area of 702,261 hectares (ha).

There are certain annual requirements to maintain the existing permits and approvals associated with ML1SA, including:

•	submission of annual mine plans for mining associated with the Wagerup Refinery;
•	maintain public Completion Criteria documentation for its bauxite mining operations;
•	annual submission and approval of Mining and Management Programs (MMPs) that include five-year mining schedules;
•	annual reporting of bauxite processed and any non-compliances to maintain environmental operational licenses; and,
•	maintain compliance with environmental protection orders.

The ML1SA area includes sub-lease arrangements made between Alcoa and the Worsley Alumina joint venture participants. The agreements, made in August 2001 and September 2016, provide bauxite mining concessions to the Worsley Participants. No Mineral Resources or Mineral Reserves attributable to the Darling Range mining areas have been declared within these sub-lease areas.

Constraints on mining activities within the ML1SA concession are in place which prevent mining within: 200m of the top water level of drinking water reservoirs; National Parks; Aboriginal Heritage Sites; Old Growth Forest; formal Conservation Areas; and, 50m of granite outcrop (greater than 1 ha). Mineral resources and mineral reserves have not been defined in these restricted areas.

Mining on a day-only basis is conducted in “noise zones” where noise from the mining operations will potentially exceed allowable levels. The operation actively seeks to maintain lower noise levels than those mandated, thus mining in these areas is undertaken by contract miners using smaller equipment on day shifts only.

The Company has all environmental permits and operating licenses required for mining activities. Outcomes of and compliance with the management and monitoring programs are tracked within Alcoa’s Environmental Management System and reported within the Annual Environmental Review report.

Refer to Exhibit 96.1—Technical Report Summary for Darling Range, Western Australia in Section 3.0 for more information on Land Permitting and Tenure for the Darling Range.

Geology and Exploration

The Darling Range comprises a low incised plateau formed by uplift along the north-south trending Darling Fault, a major structural lineament that extends for over 250 km, from Bindoon in the north to Collie in the south. Bauxite deposits have been identified throughout the Darling Range and generally occur as erratically distributed alumina-rich lenses. Lateralization and subsequent periodic activity of the Darling Fault has resulted in the current landform of scarps and deeply incised valleys on the western edge of the Darling Range.

Systematic exploration for bauxite within the region commenced in the 1960s and is currently conducted on a continuous basis to establish optimal mine plans to achieve a uniform quality of bauxite production. Current mine plans include further exploration throughout all areas where Alcoa has mining permits to sustain future production.

Refer to Exhibit 96.1—Technical Report Summary for Darling Range, Western Australia in Section 6.0 through 11.0 for more information on the geology, mineralization, and exploration history of the Darling Range, including Quality Assurance / Quality Control (QA/QC) procedures and data used in the current mineral resource estimate.

Mining and Processing

The Huntly and Willowdale mines employ conventional open pit surface mining practices and equipment. Following definition of mineral reserve blocks, vegetation is cleared after which Alcoa operations commence stripping topsoil and secondary overburden removal using small excavators, scrapers, and trucks. Soil is stockpiled at the site, away from the proposed pit, for rehabilitation purposes. After completion of mining, overburden is progressively backfilled into adjacent exhausted pits, topsoiled, and rehabilitated by re-establishment of native vegetation, creating a stable post-mining landform that replicates the pre-existing environment.

The process plant for the Darling Range operations consists of two separate crushing facilities at the Huntly and Willowdale mines, respectively. Both facilities crush the run of mine (ROM) ore and convey the crushed ore to three separate refineries located at Pinjarra, Kwinana, and Wagerup. The Pinjarra refinery is located adjacent to the east of the town of Pinjarra and is approximately 25 km southwest of the Huntly mining areas. The Kwinana refinery, also supplied by Huntly, is approximately 50 km northwest of Huntly in the city of Kwinana, approximately 40 km south of Perth. The Wagerup refinery, supplied by Willowdale, is located immediately adjacent to the west of the South Western Highway, approximately 8 km south of Waroona and 20 km west of the Willowdale mining area.

The process plant is a dry crushing operation and therefore water is not required as a consumable for the plant. As such, Alcoa’s Darling Range mining operations do not produce mine waste in the same manner as conventional mining operations and waste dumps are not constructed.

Refer to Exhibit 96.1—Technical Report Summary for Darling Range, Western Australia in Sections 12.0 and 13.0 for a detailed description of the mineral reserves and mining methods used in the Darling Range.

Environmental and Social

Alcoa’s mine sites are monitored in accordance with the conditions of Government authorizations and its operational licenses at Huntly and Willowdale. Outcomes of and compliance with the management and monitoring programs are tracked within Alcoa’s Environmental Management System and reported within a Triennial Environmental Review report.

Alcoa works proactively with key regulatory agencies to address operational non-compliances and implement operational improvements to reduce releases to the environment. None of the reportable non-compliances represent a risk that could adversely affect its license to operate.

Refer to Exhibit 96.1—Technical Report Summary for Darling Range, Western Australia in Section 17.0 for more information on the environmental, social, compliance, and permitting aspects of the Darling Range.

Mineral Resources and Mineral Reserves

For information on Darling Range mineral resources and mineral reserves, refer to the tables above. For comparative purposes, probable reserves were 132.7 and 95.8 for the years ended 2021 and 2020, respectively, and proven reserves were 108.6 and 43.2, for the years ended 2021 and 2020, respectively. Additionally, refer to Exhibit 96.1—Technical Report Summary for Darling Range, Western Australia for more information on the mineral resources and mineral reserves of the Darling Range mines.

Individual Property Disclosure—Juruti

Property Location and Description

The Juruti bauxite mine is located in the west of Para State in northern Brazil. The mine is approximately 55 km south from the town of Juruti on the southern shore of the Amazon River. The mine is owned and operated by Alcoa through Alcoa World Alumina Brasil Ltda. (AWA Brasil). The Juruti bauxite mine represents an established mining operation which commenced commercial production of bauxite in 2009.

All spatial data used for the mineral resource and mineral reserve estimation are reported using a local grid based on SIRGAS 2000 (21S). The approximate coordinates of the mining area for the Capiranga Central, Mauari, São Francisco, Mutum and Santarém plateaus are 618,879 m East and 9,721,768 m North, and for the Nhamundá plateau are 521,657 m East and 9,773,299 m North.

Juruti Location and Bauxite Mine Permit Areas.

Refer to Exhibit 96.1—Technical Report Summary for Juruti, Brazil in Sections 2.0 through 5.0 for more information on the Juruti mine – history, location, accessibility, and other relevant details.

Infrastructure

Infrastructure required for bauxite mining operations is well-established and available, the majority of which is located within the area of the Juruti bauxite mine. The required infrastructure includes the following:

•	rail siding and loading equipment;
•	bauxite beneficiation plant for ore crushing and washing;
•	mine waste facilities including tailings thickening lagoons and tailings disposal ponds;
•	ROM and product stockpiles and materials handling conveyors;
•	ancillary buildings (offices, warehouses, laboratory, workshops);
•	fuel station;
•	water supply intake raft, pumps, and approximate 9 km pipeline from the Juruti Grande stream;
•	power generation via thermoelectric units at the mine and port;
•	surface water management including drainage channels and pumps;
•	off-site rail corridor between the mine and port; and,
•	port facilities including rail siding, material handling equipment, ship loader.

The Juruti mining area is connected to Juruti town and port facilities by a road that joins to the PA-257 road near the town, and a dedicated railway between the mining area and port. There are very few major roads across the region and the only major road in this area is the PA-257.

The nearest major city to Juruti is Santarem, approximately 160 km to the east and is only accessible by boat or by air from Juruti Airport (JRT) to Santarem-Maestro Wilson Fonseca Airport (STM). National roads connect Santarem to wider Para State including the port city of Belem on Brazil’s northern coast, approximately 1,300 km by road via the 230 and PA-151 roads.

Juruti began production in 2009 and the facilities are in a well-maintained condition. Net book value of these facilities for the year-ended 2021 is $406 million included in Properties, plants, and equipment, net on the Consolidated Balance Sheet.

Refer to Exhibit 96.1—Technical Report Summary for Juruti, Brazil in Sections 14.0 and 15.0 for more information on the surface infrastructure and facilities of the Juruti mine.

Land Tenure and Permitting

All exploration and mining activities are managed by the National Mining Agency, Agencia Nacional de Mineracao (ANM), under the Mining Code (1967). Permits are granted by the ANM falls into two categories:

•

Exploration Permits: granted to support ongoing exploration activities. On submittal of an approved Exploration Report, the holder is then granted one year to present a Mining Plan as a precursor to obtaining a Mining Concession. Exploration Permits require:

o	initial application fee and submission by a registered professional geologist or mining engineer;
o	annual fee payment to the ANM;
o	declaration of exploration expenditures on an annual basis; and,
o	survey visit fee payment to the ANM.
•	Mining Concession: following a successful Mining Plan submission, enabling exploitation once Environmental Licenses are granted. Concession holders are required to:
o	commence mining activities within 6 months of being granted;
o	submit annual reports on all mining / processing activities (Relatorio Annual de Lavra, or RAL) to the ANM;
o	make compensation payments to landowners in line with the agreements made for mining easement; and,
o	make Brazilian Mineral Royalty payments (Compensacao Financeira pela Exploracao de Recursos Minerais, or CFEM).

At Juruti there are three continuous mining concessions for an aggregated 29,410 hectares (ha), where current mineral reserves are determined. Brazilian mineral legislation does not limit the duration of mining concessions and instead the concession remains in force until the deposit is exhausted. These concessions may be extended later or expire earlier than estimated, based on the rate at which the deposits are exhausted and on obtaining any additional governmental approval, as necessary, such as operational licenses and environmental approvals.

In addition to the mining rights, there are thirteen requests for mining concessions, fourteen exploration permits, and two requests for exploration permits. The aggregated area for these permits is 197,866 ha.

The mining operations at Juruti take place on third-party land and, in accordance with the Mining Concession requirements, Alcoa currently has agreements in place with respective landowners. Agreements form a “mining easement,” which grants Alcoa access to the mining areas in exchange for compensation payments. As a result, there are no other titles, claims, leases, or options applicable to the exploration or mining permit areas which may limit Alcoa’s rights. Similarly, there are no liens or encumbrances.

The Company has all environmental permits and operating licenses required for mining activities; there are no liens or encumbrances.

Refer to Exhibit 96.1—Technical Report Summary for Juruti, Brazil in Sections 3.0 and 17.0 for more information on Land Permitting and Tenure for the Juruti mine.

Geology and Exploration

The bauxite deposit of the Juruti bauxite mine consist of several lateritic bauxite plateaus which exist over a large lateral extent (several km) in comparison to the total thickness of the deposit (typically up to 20 m below surface).

Systematic exploration for bauxite within the region has persisted since Alcoa’s ownership and is currently conducted on a continuous basis to establish optimal mine plans to achieve a uniform quality of bauxite production. Current mine plans include further exploration throughout all areas where Alcoa has mining permits to sustain future production.

Refer to Exhibit 96.1—Technical Report Summary for Juruti, Brazil in Sections 6.0 through 11.0 for more information on the geology, mineralization, and exploration history of the Juruti mine, including QA/QC procedures and data used in the current mineral resource estimate.

Mining and Processing

Juruti is an active mining operation using surface strip mining methods over a total of eight plateaus whereby land clearance, topsoil removal, and overburden stripping is followed by bauxite deposit excavation and stockpiling. Waste is subsequently backfilled, and overburden and topsoil are re-instated for surface rehabilitation.

Juruti produces both a washed and unwashed bauxite product; however, all Tonnage is presented on a zero-moisture basis. Bauxite processing takes place at a dedicated plant facility located at the Juruti mine site which has been operating since 2009 and comprises a simple comminution (crushing, screening) and washing circuit designed to remove fine particles from the ore.

Fine materials removed from ore are deposited in a thickening pond for settling and water reclamation, after which solid tailings are discarded into separate tailings ponds. There is currently one thickening pond and seven disposal ponds.

Refer to Exhibit 96.1—Technical Report Summary for Juruti, Brazil in Sections 12.0 and 13.0 for a detailed description of the mineral reserves and mining methods used in the Juruti mine.

Environmental and Social

Alcoa submits an Annual Environmental Report in compliance with the Juruti operating licenses and approvals. This report includes detailed descriptions of activities undertaken for the year and environmental and social monitoring.  No significant compliance issues were identified in the 2019/2020 and 2020/2021 Annual Environmental Reports.

Additionally, Alcoa works proactively with key regulatory agencies to address operational non-compliances and implement operational improvements to reduce releases to the environment. None of the reportable non-compliances represent a risk that could adversely affect its license to operate.

Refer to Exhibit 96.1—Technical Report Summary for Juruti, Brazil in Section 17.0 for more information on the environmental, social, compliance, and permitting aspects of the Juruti mine.

Mineral Resources and Mineral Reserves

For information on Juruti mineral resources and mineral reserves, refer to the tables, above. For comparative purposes, probable reserves were 37.6 and 41.3 for the years ended 2021 and 2020, respectively, and proven reserves were 50.9 and 51.8, for the years ended 2021 and 2020, respectively. Additionally, refer to Exhibit 96.1—Technical Report Summary for Juruti, Brazil for more information on the mineral resources and mineral reserves of the Juruti mine.

Internal Controls

Alcoa has a long history of mining bauxite, with the majority of bauxite production having been used to supply Alcoa refineries. Despite having longstanding and robust processes for sampling, analysis, ore definition, and grade control, it is only within the last ten years that structured and documented QA/QC practices have spread beyond the laboratories of many of the operations.

Internal controls used by the company are informed by internal reviews, representation on Technical Committees of Joint Venture operations, and by reviews, audits, and studies performed by third-party mining consultants. The controls include: surveying of drillhole collar locations, drill sample logging, collection and security, database verification and security, QA/QC programs, internal and third-party qualified person statistical analysis, internal and third-party qualified person model validation, and reconciliation. Modelling and analysis of the Company’s resources is completed internally and reviewed by a qualified person, with the exception of Al Ba’itha where modelling and analysis is completed by a third-party consultant.

As the ore bodies are shallow and generally horizontal, two-dimensional seam modelling has been the standard practice; however, many operations are implementing more conventional 3D block modelling using geostatistical interpolation methods. Mineral resource estimation is validated internally through visual comparison of drillholes and model blocks as well as through the use of swath plots and statistical distributions. Mineral resource estimation is reviewed and adopted by a qualified person. Mineral reserve estimation is completed internally and reviewed by a qualified person, with the exception of Boké and Al Ba’itha where reserve estimation is completed by a third-party consultant.

Labelled samples from the drill site are securely transported for logging or temporary storage by the drilling contractor or Alcoa personnel. Additional transport to internal or external laboratories is controlled and completed, as necessary, by Alcoa personnel or by courier.

Drillhole databases are all site specific; most sites use industry standard drillhole database software, applications, and processes with security and backup protocols in place. Prior to modelling, secondary validation and cleansing of the modelling datasets is performed. Wherever possible, data collection is digital to allow direct loading into the database.

The Company has well-established QA/QC programs that are site specific and range from in-development to mature. Although some programs are limited to laboratory protocols only covering analysis of duplicate pulps and standards, others involve, to varying degrees, the range of activities from twin hole drilling and collection of field duplicates, submission of blind duplicates and standards and submission of duplicate samples to umpire laboratories. Regardless of the level of QA/QC, all sites have well established and documented sampling and analysis regimes. QA/QC practices and available data is reviewed by a qualified person.

As discussed above, management relies on estimates for our mineral reserves and these estimates could change due to a number of factors, including future changes in: permitting requirements, geological conditions, ongoing mine planning, macroeconomic and industry conditions, and regulatory disclosure requirements. See Part I Item 1A of this Form 10-K for more information on risks.

Item 3.  Legal Proceedings.

In the ordinary course of its business, Alcoa is involved in a number of lawsuits and claims, both actual and potential. Proceedings that were previously disclosed may no longer be reported because, as a result of rulings in the case, settlements, changes in our business, or other developments, in our judgment, they are no longer material to Alcoa’s business, financial position or results of operations. See Part II Item 8 of this Form 10-K in Note S to the Consolidated Financial Statements for additional information.

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

Environmental Matters

Alcoa is involved in proceedings under CERCLA and analogous state or other statutory or jurisdictional provisions regarding the usage, disposal, storage, or treatment of hazardous substances at a number of sites. The Company has committed to participate, or is engaged in negotiations with authorities relative to its alleged liability for participation, in clean-up efforts at several such sites. The most significant of these matters are discussed in Part II Item 8 of this Form 10-K in Note S to the Consolidated Financial Statements under the caption Contingencies.

In August 2005, Dany Lavoie, a resident of Baie-Comeau in the Canadian Province of Québec, filed a Motion for Authorization to Institute a Class Action and for Designation of a Class Representative against Alcoa Canada Ltd., Alcoa Limitée, Société Canadienne de Metaux Reynolds Limitée, and Canadian British Aluminum in the Superior Court of Québec in the District of Baie-Comeau, alleging that defendants, as the present and past owners and operators of an aluminum smelter in Baie-Comeau, had negligently allowed the emission of certain contaminants from the smelter on the lands and houses of the St. Georges neighborhood and its environs causing property damage and personal injury. In May 2007, the court authorized a class action suit on behalf of all people who suffered property or personal injury damages caused by the emission of polycyclic aromatic hydrocarbons from the Company’s aluminum smelter in Baie-Comeau. In September 2007, plaintiffs filed the claim against the original defendants. The Soderberg smelting operations that plaintiffs allege to be the source of emissions of concern ceased operations in 2013 and have been dismantled. A court appointed expert, engaged to perform analysis of the potential impacts from the emissions in accordance with a sampling protocol agreed to by the parties, submitted its report to the court in May 2019. In 2021, plaintiffs filed their amended claim and expert reports, and defendants filed their amended defense and expert reports. In October 2021, the parties participated in mediation and expect to conclude the mediation in early 2022 without a material impact to the Company’s financial results.

Asbestos Litigation

Some of our subsidiaries as premises owners are defendants in active lawsuits filed in various U.S. jurisdictions on behalf of persons seeking damages for alleged personal injury as a result of occupational exposure to asbestos at various facilities. Our subsidiaries and acquired companies all have had numerous insurance policies over the years that provide coverage for asbestos based claims. Many of these policies provide layers of coverage for varying periods of time and for varying locations. We have significant insurance coverage and believe that our reserves are adequate for known asbestos exposure related liabilities. The costs of defense and settlement have not been and are not expected to be material to the results of operations, cash flows, and financial position of Alcoa Corporation.

Item 4.  Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 of this report, which is incorporated herein by reference.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Shares of the Company’s common stock are listed on the New York Stock Exchange and trade under the symbol “AA.”

On October 14, 2021, Alcoa Corporation announced the initiation of a quarterly cash dividend program and the Board of Directors declared the first quarterly cash dividend of $0.10 per share of the Company’s common stock, which was paid on November 19, 2021 to stockholders of record as of the close of business on October 29, 2021. Alcoa Corporation did not pay dividends in 2020 or 2019. The Company intends to pay cash dividends on a quarterly basis. Dividends on Alcoa Corporation common stock are subject to authorization by the Company’s Board of Directors. The payment, amount, and timing of dividends, if any, depends upon matters deemed relevant by the Company’s Board of Directors, such as Alcoa Corporation’s financial position, results of operations, cash flows, capital requirements, business condition, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate. The Company’s revolving credit facility restricts our ability to pay dividends in certain circumstances. See Part II Item 7 of this Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations under caption Liquidity and Capital Resources – Financing Activities for more information.

As of February 18, 2022, there were approximately 8,700 holders of record of shares of the Company’s common stock. Because many of Alcoa Corporation’s shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these holders.

Stock Performance Graph

The following graph compares Alcoa Corporation’s cumulative total stockholder return (i.e., stock price change plus reinvestment of dividends) with the cumulative total stockholder returns of (1) the S&P MidCap 400® Index, and (2) the S&P Metals & Mining Industry Select Index. This comparison was based on an initial investment of $100, including the reinvestment of any dividends, on December 31, 2016 through December 31, 2021.

The stock performance information included in this graph is based on historical results and is not necessarily indicative of future stock price performance.

December 31,	2016	2017	2018	2019	2020	2021
Alcoa Corporation	$127	$192	$95	$77	$82	$213
S&P Midcap 400	106	116	103	130	148	185
S&P Metals & Mining Industry Select	112	121	89	102	119	162

Issuer Purchases of Equity Securities

In the fourth quarter of 2021, the Company repurchased 3,184,300 shares of its common stock for $150 (weighted average share price of $46.95 (includes $0.02 broker commission)); these shares were immediately retired. These purchases exhausted the remaining dollar value of shares that were available for repurchase under the Board of Directors’ October 17, 2018 authorization, as described below.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs(1)
October 1 to October 31	-	$-	-	$650,000,000
November 1 to November 30	2,109,400	47.42	2,109,400	550,000,000
December 1 to December 31	1,074,900	46.04	1,074,900	500,000,000
Total	3,184,300	46.95	3,184,300
(1)

On October 17, 2018, Alcoa Corporation announced that its Board of Directors approved a common stock repurchase program under which the Company may purchase shares of its outstanding common stock up to an aggregate transactional value of $200, depending on cash availability, market conditions, and other factors. As of December 31, 2021, $0 remained available for repurchase under this authorization.

On October 14, 2021, Alcoa Corporation announced that its Board of Directors approved a new common stock repurchase program under which the Company may purchase shares of its outstanding common stock up to an aggregate transactional value of $500, depending on cash availability, market conditions, and other factors. As of December 31, 2021, $500 remained available for purchase under this authorization.

Repurchases under these programs may be made using a variety of methods, which may include open market purchases, privately negotiated transactions, or pursuant to a Rule 10b5-1 plan. These programs do not have predetermined expiration dates. Alcoa Corporation intends to retire repurchased shares of common stock.

Item 6.  RESERVED

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per-share amounts, average realized prices, and average cost amounts;

dry metric tons in millions (mdmt); metric tons in thousands (kmt))

Forward-Looking Statements

This report contains statements that relate to future events and expectations and as such constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “endeavors,” “strive”, “working,” “potential,” “ambition,” “develop,” “reach,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements by Alcoa Corporation that reflect expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, forecasts concerning global demand growth for bauxite, alumina, and aluminum, and supply/demand balances; statements, projections or forecasts of future or targeted financial results, or operating or sustainability performance; statements about strategies, outlook, and business and financial prospects; and statements about capital allocation and return of capital. These statements reflect beliefs and assumptions that are based on Alcoa Corporation’s perception of historical trends, current conditions, and expected future developments, as well as other factors that management believes are appropriate in the circumstances. Forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and changes in circumstances that are difficult to predict. Although Alcoa Corporation believes that the expectations reflected in any forward-looking statements are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, but are not limited to: (a) current and potential future impacts of the COVID-19 pandemic and related regulatory developments on the global economy and our business, financial condition, results of operations, or cash flows and judgments and assumptions used in our estimates; (b) material adverse changes in aluminum industry conditions, including global supply and demand conditions and fluctuations in London Metal Exchange-based prices and premiums, as applicable, for primary aluminum and other products, and fluctuations in indexed-based and spot prices for alumina; (c) deterioration in global economic and financial market conditions generally and which may also affect Alcoa Corporation’s ability to obtain credit or financing upon acceptable terms or at all; (d) unfavorable changes in the markets served by Alcoa Corporation; (e) the impact of changes in foreign currency exchange and tax rates on costs and results; (f) increases in energy or raw material costs or uncertainty of energy supply or raw materials; (g) the inability to achieve improvement in profitability and margins, cost savings, cash generation, revenue growth, fiscal discipline, sustainability targets, or strengthening of competitiveness and operations anticipated from portfolio actions, operational and productivity improvements, technology advancements, and other initiatives; (h) the inability to realize expected benefits, in each case as planned and by targeted completion dates, from acquisitions, divestitures, restructuring activities, facility closures, curtailments, restarts, expansions, or joint ventures; (i) political, economic, trade, legal, public health and safety, and regulatory risks in the countries in which Alcoa Corporation operates or sells products; (j) labor disputes and/or work stoppages and strikes; (k) the outcome of contingencies, including legal and tax proceedings, government or regulatory investigations, and environmental remediation; (l) the impact of cyberattacks and potential information technology or data security breaches; (m) risks associated with long-term debt obligations; (n) the timing and amount of future cash dividends and share repurchases; (o) declines in the discount rates used to measure pension and other postretirement benefit liabilities or lower-than-expected investment returns on pension assets, or unfavorable changes in laws or regulations that govern pension plan funding; and, (p) the other risk factors discussed in Part I Item 1A of this Form 10-K and other reports filed by Alcoa Corporation with the U.S. Securities and Exchange Commission, including those described in this report.

Alcoa Corporation disclaims any obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise, except as required by applicable law. Market projections are subject to the risks described above and other risks in the market.

Overview

Our Business

Alcoa Corporation (Alcoa or the Company) is a vertically integrated aluminum company comprised of bauxite mining, alumina refining, aluminum production (smelting and casting), and energy generation. Aluminum is a commodity that is traded on the London Metal Exchange (LME) and priced daily. Additionally, alumina is subject to market pricing through the Alumina Price Index (API), which is calculated by the Company based on the weighted average of a prior month’s daily spot prices published by the following three indices: CRU Metallurgical Grade Alumina Price, Platts Metals Daily Alumina PAX Price, and FastMarkets Metal Bulletin Non-Ferrous Metals Alumina Index. As a result, the price of both aluminum and alumina is subject to significant volatility and, therefore, influences the operating results of Alcoa Corporation.

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

Business Update

COVID-19 Pandemic

In response to the ongoing COVID-19 pandemic, Alcoa implemented comprehensive measures to protect the health of the Company’s workforce, prevent infection in our locations, mitigate impacts, and safeguard business continuity. As a result of these measures and the aluminum industry being classified as an essential business, all of Alcoa’s bauxite mines, alumina refineries, and aluminum manufacturing facilities continue to remain in operation. The Company continues, through its operations leadership team and global crisis response team, to ensure that each location’s preparedness and response plans are up to date.

To date, the Company has experienced isolated interruptions from its supply sources but has identified alternate solutions to avoid any significant production impacts. In relation to the Company’s workforce, operating locations have experienced elevated levels of absenteeism but ultimately have had minimal contractor- and employee-related disruptions to operations. The magnitude and duration of the COVID-19 pandemic continues to be unknown. The pandemic could have adverse future impacts on the Company’s business, financial condition, operating results, and cash flows. Further adverse conditions or prolonged deterioration of conditions could negatively impact our financial condition and result in asset impairment charges, including long-lived assets or goodwill, or affect the realizability of deferred tax assets.

As a result of the pandemic’s impact on the macroeconomic environment, management evaluated the future recoverability of the Company’s assets, including goodwill and long-lived assets, and the realizability of deferred tax assets while considering the Company’s current market capitalization. Management concluded that no COVID-19 related asset impairments or additional valuation allowances were required during the year ended December 31, 2021.

Strategy Update and Actions

The Company has a goal to innovate and create low-carbon solutions. The Company has a comprehensive portfolio of products manufactured through low-carbon emitting processes in its SustanaTM family of products and future-oriented research and development projects focused on reducing carbon output. The Company intends to progress low-carbon solutions on a cost-competitive basis, supported by its operational and technical experience.

The Company announced the initiation of a quarterly cash dividend program and paid the first quarterly cash dividend of $0.10 per share of the Company’s common stock in November 2021, totaling $19. Also in the fourth quarter, the Company repurchased 3.2 million shares under a previously authorized $200 common stock repurchase program, concluding the program. The Company authorized a new $500 common stock repurchase program in the fourth quarter of 2021.

In the first quarter of 2021, the Company reached its target, announced in October 2019, to generate between $500 and $1,000 from non-core asset sales by completing the divestiture of the Warrick Rolling Mill in a transaction valued at $670. Additionally in 2021, the Company completed two other significant non-core asset sales of the Eastalco and Rockdale smelter sites for $100 and $240, respectively.

In 2021, Alcoa made significant progress on its smelting portfolio review reaching approximately 75 percent of its target to improve, curtail, close, or divest 1.5 million metric tons of smelting capacity within the five-year program ending in 2024. As detailed below, notable portfolio actions in 2021 include the two-year curtailment and future repowering of the smelter in San Ciprián, Spain, the permanent closure of the smelter in Wenatchee, Washington, the full smelter restart now underway at Alumar in Brazil, and the repowering of Portland Aluminium in Australia, including restart of a portion of the smelter’s curtailed capacity.

The Company continues to review the 4 million metric tons of alumina refining capacity which is also part of the five-year program although no actions were announced in 2021. Progress to date on the alumina refining capacity includes the December 2019 announced permanent closure of 2.3 million metric tons of capacity at the Point Comfort alumina refinery in Texas, which had been fully curtailed since 2016.

Strengthening the Company’s balance sheet has been a focus since Alcoa Corporation’s separation in 2016. As discussed below, the Company made significant progress with long-term debt and pension actions, reducing its long-term debt, including current portion and short-term borrowings, to $1,802 at December 31, 2021 from $2,542 at the prior year end, and reducing the net pension and other postretirement benefits liability to $973 from $2,395, in the respective periods. With these reductions, the Company achieved its proportional adjusted net debt target.

San Ciprián Smelter and Refinery

Since 2020, the Company has been evaluating potential solutions for the San Ciprián (Spain) aluminum smelter which has incurred persistent and recurring financial losses. The San Ciprián smelter incurred a net loss $72 (pre- and after-tax) in 2021, excluding Restructuring and other charges, net.

On September 27, 2021, the labor force at the San Ciprián refinery and aluminum facilities resumed the strike that had previously been suspended since January 2021. Under the strike conditions, the refinery reduced production and related shipments, and the aluminum facilities stopped all metal shipments. Further, the San Ciprián refining and aluminum operations faced significantly higher energy and raw materials costs, as well as the loss of value-add premiums during the strike. Strike-related delays in shipments and higher costs also had unfavorable impacts on the Company’s working capital and operating cash flow.

On December 29, 2021, with the support of the workers’ representatives, the Company announced the two-year curtailment of 228 kmt of smelting capacity at the San Ciprián aluminum smelter. The temporary curtailment, which began in January 2022, is the result of an agreement reached with the workers at the site to suspend production due to exorbitant energy prices in Spain. Under the terms of the agreement, the Company is responsible for certain employee and contractual obligations during the curtailment period. As a result, the Company recorded charges of $62 in the fourth quarter of 2021 in Restructuring and other charges, net on the Statement of Consolidated Operations. Cash outlays related to these obligations are expected to be split between 2022 and 2023. The Company plans to begin the restart of the smelter in January 2024. The San Ciprián smelter will continue to incur some operating costs for the casthouse as well as resources to maintain and improve the smelter for restart.

Additionally, in connection with the agreement, the Company made commitments of $103 and restricted cash to be made available in the future to cover $68 in capital improvements at the site and $35 in smelter restart costs, with the majority of cash spend expected in 2023. Restricted cash is included in Other noncurrent assets on the Consolidated Balance Sheet.

The casthouse and alumina refinery will continue to operate during the curtailment period.

Alumar Smelter

On September 20, 2021, the Company announced its plan to restart its 268 kmt per year share of capacity at the Alumar smelter in São Luís, Brazil, which had been fully curtailed since 2015. The process to restart the idle capacity began in September. The first molten metal is expected in the second quarter of 2022, and the smelter is expected to be operational at full capacity in the fourth quarter of 2022. The cost of the restart is anticipated to be approximately $75, including approximately $10 in capital expenses, with the majority to be spent in 2022.

The restart leverages the site’s integration with an alumina refinery, new long-term contracts for renewable energy and an available skilled workforce, as well as tax efficiencies and a strong U.S. dollar. With this planned restart, Alcoa will have approximately 80 percent of its 2.99 million metric tons of global aluminum smelting capacity operating.

Other Portfolio Actions

Wenatchee—On December 9, 2021, as part of the Company’s ongoing strategic review, the Company announced the permanent closure of the Wenatchee aluminum smelter in Washington. The smelter has been fully curtailed since 2015. Charges related to the closure totaled $90 in the fourth quarter of 2021 and included a charge of $10 for the write down of remaining inventories to net realizable value recorded in Cost of goods sold on the Statement of Consolidated Operations and a charge of $80 recorded in Restructuring and other charges, net on the Statement of Consolidated Operations. The restructuring charges were comprised of: $30 to write-off the remaining net book value of various assets; $23 of asset impairments; $21 to establish reserves related to environmental and demolition obligations, $5 related to take-or-pay contractual obligations; and, $1 of severance and employee termination costs from the separation of approximately 10 employees. Cash outlays related to the permanent closure of the site are expected to be approximately $60 over the next five years, with approximately $10 estimated to be spent in 2022.

Portland—On November 7, 2021, the Company announced the Portland Aluminium joint venture’s plan to restart 35 kmt of curtailed annual capacity at the Portland aluminum smelter in Australia (19 kmt Alcoa share). Alcoa’s share of the restart costs are approximately $15, with the majority to be spent in 2022 through the expected completion in the third quarter. Once the restart is complete, the plant will operate at approximately 95 percent of its total capacity and Alcoa will have approximately 186 kmt of consolidated annual capacity at Portland. Energy to operate the restored capacity will be supplied under a new agreement which will supplement the March 2021 agreements, see below.

On March 18, 2021, the Company signed agreements to repower the Portland aluminum smelter in the State of Victoria, Australia. The agreements with three separate providers commenced on August 1, 2021 and are effective through June 30, 2026. Further, the Australian Federal Government has committed to the joint venture, subject to approval, to provide up to $15 (A$20) per year for four years to underwrite the smelter’s participation in the Reliability and Emergency Reserve Trader (RERT) scheme. The arrangement will recognize the smelter’s ability to rapidly shed load when required to help protect the power grid from unexpected interruptions when it is under duress.

Fixed Price Commitments—As part of the planned restart of the Alumar smelter in São Luís, Brazil, the Company began entering into fixed price commitments on aluminum sales and certain input costs in the third quarter 2021, to protect project economics through 2023. Once the smelter is operational in 2022, the fixed price commitments will settle monthly through 2023. Further, starting in October 2021, Alcoa began entering into fixed price commitments to reduce price risk associated with aluminum produced during the San Ciprián strike. The commitments related to San Ciprián metal will settle in 2022 as the metal is consumed by the facilities’ casthouse which continues to operate to meet customer commitments.

Lake Charles—On July 28, 2021, as part of the Company’s ongoing strategic review, Alcoa made the decision to permanently close the previously curtailed anode facility in Lake Charles, Louisiana, United States. The anode facility within the Lake Charles site has been fully curtailed since 2015. The Company recorded restructuring and other charges of $27 in the third quarter of 2021, comprised of asset impairments of $22 and cash-based charges for closure and asset retirement obligations of $5. Majority of cash outlays related to demolition and environmental related activities are expected in 2022. The Company’s petroleum coke calciner located at the same site in Lake Charles remains in operation, unaffected by the closure of the anode facility.

Non-core assets

Rockdale—On October 29, 2021, the Company completed the sale of the previously closed Rockdale smelter site in the state of Texas in a transaction valued at $240. Upon the closing of the transaction, the Company received $230 in cash and recorded a net gain of $202 in Other (income) expenses, net (pre- and after-tax) on the Statement of Consolidated Operations.

Eastalco—In June 2021, the Company completed the sale of the previously closed Eastalco smelter site in the state of Maryland in a transaction valued at $100. Upon the closing of the transaction, the Company received $94 in cash and recorded a gain of $90 in Other (income) expenses, net ($90 pre- and $89 after-tax) on the Statement of Consolidated Operations.

Warrick Rolling Mill—On November 30, 2020, the Company entered into an agreement to sell its rolling mill located at Warrick Operations (Warrick Rolling Mill), an integrated aluminum manufacturing site near Evansville, Indiana (Warrick Operations), to Kaiser Aluminum Corporation (Kaiser). On March 31, 2021, the Company completed the sale for total consideration of approximately $670, which included the assumption of $69 in other postretirement benefits. The Company recorded a net gain of $30 in Other (income) expenses, net (pre- and after-tax) on the Statement of Consolidated Operations.

Upon closure, the Company recorded estimated liabilities for future site separation commitments and remaining transaction costs associated with the sales agreement. At December 31, 2021, the remaining reserve was approximately $70; over half of the expected cash outlay is to be spent within the next 12 months, with the remainder to be spent through 2023.

Alcoa retains ownership of the site’s 269 kmt aluminum smelter and its electricity generating units at Warrick Operations and supplies metal to Kaiser under a market-based supply agreement.

Strengthening the Balance Sheet

In the fourth quarter of 2021, the Company purchased group annuity contracts to transfer the obligation to pay remaining retirement benefits for approximately 14,000 retirees and beneficiaries from its U.S. defined benefit pension plans and transferred approximately $1,540 in both plan obligations and plan assets. The transfers were completed on November 23, 2021 and December 16, 2021. As a result, the Company recorded a non-cash settlement loss of $848 (pre- and after-tax) in Restructuring and other charges, net on the Statement of Consolidated Operations in the fourth quarter of 2021. See Part II Item 8 of this Form 10-K in Note O to the Consolidated Financial Statements for additional information.

In September 2021, the Company used cash on hand to redeem outstanding $500 of 7.00% Senior Notes due 2026 (see Liquidity and Capital below).

In March 2021, the Company issued $500 of 4.125% Senior Notes due 2029. The Company used the net proceeds, together with cash on hand, to make discretionary contributions of $500 to its U.S. defined benefit pension plans applicable to salaried and hourly employees on April 1, 2021, and $750 to redeem its outstanding 6.75% Senior Notes due 2024 (see Liquidity and Capital below).

Other Spain Matters

San Ciprián Carbon Dioxide Compensation Credits—In June 2021, the Spanish Ministry of Industry, Trade and Tourism (the Ministry) initiated the process to request repayment of $40 (€34) in carbon dioxide compensation credits $13 (€11) for 2018 and $27 (€23) for 2019, which were subject to a three-year clawback provision based on continued operations and employment. The request for repayment is related to Alcoa’s communication of the decision to implement the collective dismissal process and its potential impact on operations and employment at San Ciprián. Alcoa disagrees with the Ministry’s position as the collective dismissal process was not concluded and qualifying operations and employment at San Ciprián have been maintained. Accordingly, the Company has filed an appeal.

Spain has a compensatory mechanism for the indirect cost of carbon dioxide and provides associated credits. Such carbon dioxide compensation credits are typically recorded as a reduction to Costs of goods sold. Upon receipt of the credits in each of the applicable years, the Company recorded the cash received as deferred income (liability) due to the clawback provisions. Further, Alcoa did not receive carbon dioxide compensation credits earned in 2020 and 2021 based on the same circumstances.

Avilés and La Coruña—In July 2019, the Company completed the divestiture of the Avilés and La Coruña (Spain) aluminum facilities to PARTER Capital Group AG (PARTER) in a sale process endorsed by the Spanish government and supported by the workers’ representatives following a collective dismissal process. In connection with the divestiture, Alcoa committed to make financial contributions to the divested entities of up to $95; a total of $78 was paid through December 31, 2021. In the fourth quarter of 2021, the Company reversed the remaining reserve of $17 in accordance with the terms of the agreement, as the period for which the divested entities could incur qualifying capital expenditures had lapsed.

In early 2020, PARTER sold a majority stake in the facilities to an unrelated party. Alcoa had no knowledge of the subsequent transaction prior to its announcement and on August 28, 2020, Alcoa filed a lawsuit with the Court of First Instance in Madrid, Spain asserting that the sale was in breach of the sale agreement between Alcoa and PARTER.

Related to this subsequent sale transaction, certain proceedings and investigations have been initiated by or at the request of the employees of the facilities against their current employers, the new owners of the current employers, and Alcoa, alleging that certain agreements from the 2019 collective dismissal process remain in force and that, under such agreements, Alcoa remains liable for certain related employment benefits. One such proceeding is a collective case before the Spanish National Court, filed on November 10, 2020, wherein the workers’ representatives and employees are seeking to have the terms of a Collective Dismissal Agreement signed between Alcoa and the workers in January 2019 be fulfilled. Other proceedings include: a second collective claim filed in National Court on behalf employees that were not affected by the 2019 collective dismissal process, numerous individual labor claims filed in the labor courts of Avilés and La Coruña and the initiation of a separate criminal investigation by the National Court.

On June 15, 2021, the Spanish National Court ruled that the collective dismissal agreement for the divested Avilés and La Coruña aluminum facilities should be applied to the situation of the claimant workers, and that Alcoa should be liable for the severance of those employees to the extent they were affected by the 2019 collective dismissal process. Alcoa has appealed this ruling to the Supreme Court of Spain.

In July 2021, the Spanish National Court appointed a judicial director to oversee the facilities and later declared the facilities insolvent.  In early 2022, the insolvency administrators appointed by the courts (one for each facility) announced their intention to collectively dismiss all employees at the two facilities.

In February 2022, Alcoa and relevant stakeholders initiated discussions to explore a potential global resolution of all pending matters involving Alcoa arising from the prior sale of the two facilities, including a waiver of all claims and investigations previously initiated by or at the request of the employees of the facilities. As of the date of this filing, these initial discussions are ongoing.

If a global resolution is not reached, Alcoa will continue with its appeal to the National Court ruling to the Spanish Supreme Court and will strongly defend all other pending and future legal proceedings arising from the sale of the Avilés and La Coruña facilities. Alcoa believes it has acted in good faith, in full compliance with the law and with all of the terms that it committed to in the contract for the sale of the Avilés and La Coruña facilities to PARTER and in the agreements that it entered into with the representatives of the workers of both facilities.

The estimated range of reasonably possible loss is $0 to $70. Due to the uncertainty regarding both the outcome of the discussions and the likelihood of securing waivers for all claims, Alcoa is unable to reasonably predict the ultimate outcome of this matter.

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

Results of Operations

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the fiscal years ended December 31, 2021 and 2020. For a comparison of changes for the fiscal years ended December 31, 2020 and 2019, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation in Part II Item 7 of Alcoa Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 (filed February 25, 2021).

	For the year ended December 31,
Statement of Operations	2021	2020
Sales	$12,152	$9,286
Cost of goods sold (exclusive of expenses below)	9,153	7,969
Selling, general administrative, and other expenses	227	206
Research and development expenses	31	27
Provision for depreciation, depletion, and amortization	664	653
Restructuring and other charges, net	1,128	104
Interest expense	195	146
Other (income) expenses, net	(445)	8
Total costs and expenses	10,953	9,113
Income before income taxes	1,199	173
Provision for income taxes	629	187
Net income (loss)	570	(14)
Less: Net income attributable to noncontrolling interest	141	156
Net income (loss) attributable to Alcoa Corporation	$429	$(170)

Selected Financial Metrics	2021	2020
Diluted income (loss) per share attributable to Alcoa Corporation common shareholders	$2.26	$(0.91)
Third-party shipments of alumina (kmt)	9,629	9,641
Third-party shipments of aluminum products (kmt)	3,007	3,016
Average realized price per metric ton of alumina	$326	$273
Average realized price per metric ton of primary aluminum	$2,879	$1,915
Average Alumina Price Index (API)(1)	$324	$270
Average London Metal Exchange (LME) 15-day lag(2)	$2,443	$1,693
(1)

API (Alumina Price Index) is a pricing mechanism that is calculated by the Company based on the weighted average of a prior month’s daily spot prices published by the following three indices: CRU Metallurgical Grade Alumina Price, Platts Metals Daily Alumina PAX Price, and FastMarkets Metal Bulletin Non-Ferrous Metals Alumina Index.

(2)

LME (London Metal Exchange) is a globally recognized exchange for commodity trading, including aluminum. The LME pricing component represents the underlying base metal component, based on quoted prices for aluminum on the exchange.

Earnings Summary

Annual Comparison
Overview

Net income attributable to Alcoa Corporation increased $599 primarily as a result of:

• Higher average realized prices for aluminum and alumina

• Higher gains on the sale of non-core assets

• Higher equity earnings primarily from the Ma’aden aluminum joint venture due to higher aluminum prices

• Favorable pricing at the Brazil hydro-electric facilities

Partially offset by:

• Higher restructuring costs in 2021

• Higher energy costs, primarily due to a new gas contract at the Australia alumina refineries and higher market prices in Europe and Brazil

• Higher taxes on improved earnings in jurisdictions with higher tax rates and recognition of a valuation allowance on deferred tax assets of a Spanish subsidiary

• Unfavorable currency impacts due to a weaker U.S. dollar against most major currencies

• Higher raw material costs due to inflation and isolated supply chain issues

Sales

Sales increased $2,866 primarily as a result of:

• Higher average realized prices of aluminum and alumina

• Restart of the Bécancour smelter

• Higher value-add product sales

• Favorable pricing at the Brazil hydro-electric facilities

Partially offset by:

• Absence of sales from the divested Warrick Rolling Mill

• Curtailment of the Intalco (Washington) smelter

Annual Comparison
Cost of goods sold

Cost of goods sold as a percentage of sales decreased 10.5% primarily as a result of:

• Higher average realized prices for aluminum and alumina

• Higher value-add product sales

• Favorable pricing at the Brazil hydro-electric facilities

Partially offset by:

• Higher market energy prices, primarily due to a new gas contract, commencing June 2020, for the Australia alumina refineries and higher market prices in Europe and Brazil

• Higher market prices for raw materials primarily due to inflation and isolated supply chain issues

Selling, general administrative, and other expenses	Selling, general administrative, and other expenses increased $21 primarily as a result of: • Higher labor and variable compensation costs • Net unfavorable currency impacts
Provision for depreciation, depletion, and amortization

The Provision for depreciation, depletion, and amortization increased $11 primarily as a result of:

• Higher depreciation at the Australia mine sites primarily due to completion of mine moves

• Unfavorable currency impacts due to a weaker U.S. dollar against most major currencies

Partially offset by:

• Lower depreciation due to the sale of the Warrick Rolling Mill

Interest expense

Interest expense increased $49 primarily as a result of:

• Early redemption costs for the $750 6.75% Senior Notes and $500 7.00% Senior Notes

• Interest on the $750 5.5% Senior Notes issued in July 2020

• Interest on the $500 4.125% Senior Notes issued in March 2021

Partially offset by:

• Absence of interest on $750 6.75% Senior Notes redeemed early in April 2021

• Absence of interest on $500 7.00% Senior Notes redeemed early in September 2021

Other (income) expenses, net

Other (income) expenses, net increased $453 primarily as a result of:

• Gain on the sale of non-core assets including the former Rockdale site, former Eastalco site, and Warrick Rolling Mill

• Higher equity earnings primarily from the Ma’aden aluminum joint venture due to higher aluminum prices

• Lower non-service costs related to pension and OPEB

Partially offset by:

• Absence of a gain related to the divestiture of the Gum Springs waste treatment facility

Restructuring and other charges, net

In 2021, Restructuring and other charges, net of $1,128, primarily related to:

• $858 for U.S. pension group annuity contracts and lump sum settlements

• $80 for the permanent closure of the previously curtailed Wenatchee (Washington) smelter

• $63 for Suriname pension group annuity contract

• $62 for the temporary curtailment of the San Ciprián (Spain) smelter

• $47 for the settlement of certain pension benefits

• $27 for the permanent closure of the anode portion of the Lake Charles (Louisiana) facility

• $13 related to additional take-or-pay contract costs at the curtailed Intalco and Wenatchee smelters (prior to closure)

• $11 to record additional environmental related reserves

• $9 in settlements and curtailments of certain other postretirement benefits related to the sale of the Warrick Rolling Mill

Partially offset by:

• $22 of reversals for environmental and asset retirement obligation reserves at previously closed locations

• $17 for the reversal of a reserve related to the divested Avilés and La Coruña entities

• $6 for the reversal of a take-or-pay obligation at Sao Luis smelter due to the announced restart

In 2020, Restructuring and other charges, net of $104, primarily related to: $59 for settlements and curtailments of certain pension and other postretirement benefits; $28 (net) for costs related to the curtailment of the Intalco (Washington) smelter; and, $20 for additional contract costs related to the curtailed Wenatchee (Washington) smelter.

Annual Comparison
Provision for income taxes

The Provision for income taxes in 2021 was $629 on income before taxes of $1,199 or 52.5%. In comparison, the 2020 Provision for income taxes was $187 on income before taxes of $173 or 108.1%. The increase in taxes is primarily attributable to the overall higher income before taxes as noted in the discussion of results above. Additionally, a valuation allowance of $103 was recorded in 2021 against the net deferred tax assets of Alúmina Española, S.A (Española). Management concluded that it is more likely than not that Española’s net deferred tax assets, which consist primarily of tax loss carryforwards, will not be realized as the entity’s sole operating asset, the San Ciprián refinery, is in a three-year cumulative loss position for the period ended December 31, 2021.

In 2020, the Company generated losses in jurisdictions where it maintains a full tax valuation reserve resulting in no tax benefit. Accordingly, taxes in the jurisdictions where the Company records and pays tax expense represent a higher effective rate on income before taxes.

Noncontrolling interest

Net income attributable to noncontrolling interest was $141 in 2021 compared with $156 in 2020.

Despite the higher alumina price in 2021, net income attributable to noncontrolling interest decreased in 2021 due to: higher depreciation, higher restructuring charges primarily for pension actions, higher taxes due to both higher profits before taxes and a valuation allowance established against deferred taxes, and higher elimination of intercompany profit in inventory, partially offset by higher other income related to Ma’aden equity income, and non-core asset sales.

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

Segment Adjusted EBITDA totaled $3,053 in 2021, $1,317 in 2020, and $1,626 in 2019. The following information provides production, shipments, sales, and Segment Adjusted EBITDA data for each reportable segment, as well as certain realized price and average cost data, for each of the three years in the period ended December 31, 2021. See Part II Item 8 of this Form 10-K in Note E to the Consolidated Financial Statements for additional information.

Bauxite

	2021	2020
Production (mdmt)	47.6	48.0
Third-party shipments (mdmt)	5.7	6.5
Intersegment shipments (mdmt)	42.4	42.2
Total shipments (mdmt)	48.1	48.7
Third-party sales	$236	$272
Intersegment sales	711	941
Total sales	$947	$1,213
Segment Adjusted EBITDA	$172	$495
Operating costs	$912	$835
Average cost per dry metric ton of bauxite shipped	$19	$17

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

Business Update. The Bauxite segment had a solid year of production, following a year of production records in 2020, despite lower demand from the Alumina segment related to the Alumar refinery ship unloader outage, see Alumina below.

In December 2021, third-party bauxite sales out of Western Australia ceased due to the expiration of the Company’s export license; export sales out of Western Australia represented approximately $27 and $45 of total third-party sales for 2021 and 2020, respectively, and represented only 3% of total bauxite shipments from the Western Australian mines. Going forward, all Western Australia bauxite production will be consumed internally by the Company’s refineries.

Mining operations are relocated periodically in support of optimizing the value extracted from bauxite reserves. During 2021, the Company completed the process of moving the Willowdale mining operations to the next planned location in the Darling range and started the process of moving the Juruti mining operations, which is expected to complete by the end of 2022. During 2021, the Company incurred $38 and $8 in capital expenditures related to the Willowdale and Juruti mining operation relocations, respectively.

Annual Comparison
Production	Production was stable across Alcoa owned mines with a slight decrease primarily due to lower demand from the Alumar refinery as a result of the ship unloader outage.
Third-party sales	Third-party sales decreased $36 primarily as a result of: • Lower third-party realized prices • Lower third-party sales volumes primarily due to port congestion in Western Australia
Intersegment sales	Intersegment sales decreased $230 primarily as a result of: • Lower average internal prices on sales to the Alumina segment
Segment Adjusted EBITDA

Segment adjusted EBITDA decreased $323 primarily as a result of:

• Lower realized prices

• Higher costs primarily associated with timing of maintenance and slightly higher energy costs

• Unfavorable currency impacts due to a weaker U.S. dollar mainly against the Australian dollar

• Lower third-party sales volumes

Forward-Look. In 2022, the Company projects total bauxite shipments to range between 48.0 and 49.0 million metric tons, consistent with 2021 as improved demand from the Alumina segment, see Alumina below, offsets lower third-party shipments with the expiration of the Company’s license to export bauxite from Australia. Further, the segment expects continued levels of high capital expenditures as the Juruti mining relocation will offset the decline in spend related to the completion of the Willowdale relocation in 2021.

Alumina

	2021	2020
Production (kmt)	13,259	13,475
Third-party shipments (kmt)	9,629	9,641
Intersegment shipments (kmt)	4,287	4,243
Total shipments (kmt)	13,916	13,884
Third-party sales	$3,139	$2,627
Intersegment sales	1,586	1,268
Total sales	$4,725	$3,895
Segment Adjusted EBITDA	$1,002	$497
Average realized third-party price per metric ton of alumina	$326	$273
Operating costs	$3,678	$3,379
Average cost per metric ton of alumina shipped	$264	$243

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

Overview. This segment represents the Company’s worldwide refining system, which processes bauxite into alumina. The alumina produced by this segment is sold primarily to internal and external aluminum smelter customers; a portion of the alumina is sold to external customers who process it into industrial chemical products. Approximately two-thirds of Alumina’s production is sold under supply contracts to third parties worldwide, while the remainder is used internally by the Aluminum segment. Alumina produced by this segment and used internally is transferred to the Aluminum segment at prevailing market prices. A portion of this segment’s third-party sales are completed through the use of alumina traders. Generally, this segment’s sales are transacted in U.S. dollars while costs and expenses are transacted in the local currency of the respective operations, which are the Australian dollar, the Brazilian real, and the euro. Most of the operations that comprise the Alumina segment are part of AWAC (see Noncontrolling Interest in Earnings Summary above). This segment also includes AWAC’s 25.1% ownership interest in the mining and refining joint venture company in Saudi Arabia.

Business Update. The Alumina segment had a strong year of production following 2020, a record year for the segment, despite certain production issues, as noted below.

During 2021, the average API (on 30-day lag) remained stable throughout the first half of the year before trending favorably in the second half of the year, reaching a high point in November 2021. As discussed above, the majority of third-party alumina sales are linked to the API and the favorable price trend has resulted in strong results for the segment.

On September 27, 2021, the labor force at the San Ciprián refinery and smelting facilities resumed the strike that had previously been suspended since January 2021. Under the strike conditions, the refinery reduced production and related shipments. On December 29, 2021, the Company reached an agreement with the workers’ representatives and the refinery immediately resumed normal operations. See Part II Item 7 of this Form 10-K in Business Update for additional information.

In July 2021, one of two ship unloaders at the Alumar refinery in São Luís, Brazil, which Alcoa operates, sustained structural damage, reducing the amount of bauxite that can be unloaded. Until late September, the refinery supplemented the bauxite supply from the one functioning loader with existing, on-hand inventory and reduced production by one-third, to about 7 kmt per day. In early October, alumina production was restored to approximately 95 percent capacity and full capacity was achieved by the end of the fourth quarter. As a result, the Alumar refinery also incurred additional maintenance and rental costs. See Part II Item 7 of this Form 10-K in Business Update for additional information.

Capacity. The Alumina segment had a base capacity of 13,843 kmt with 214 kmt of curtailed refining capacity. In early 2022, the Company updated nameplate capacity of certain facilities to reflect capital expenditures, upgrades, or other investments which expanded production capacity, and productivity initiatives and process and supply changes that improved capacity in a sustained manner. There was no change in curtailed capacity.

Annual Comparison
Production

Production decreased 2% primarily as a result of:

• Reduced alumina capacity at the Alumar refinery due to the ship unloader outage

• Slightly lower production at the San Ciprián refinery, which saw reduced production in both periods due to strike conditions present in the fourth quarter of each year

Partially offset by:

• Record production at the Kwinana refinery in Western Australia

Third-party sales	Third-party sales increased $512 primarily as a result of: • Higher average realized price of $53/ton principally driven by a higher average API
Intersegment sales	Intersegment sales increased $318 primarily as a result of: • Higher average realized prices on sales to the Aluminum segment
Segment Adjusted EBITDA

Segment adjusted EBITDA increased $505 primarily as a result of:

• Higher average realized price of $53/ton principally driven by a higher average API

• Lower costs for bauxite

Partially offset by:

• Higher energy prices in Australia due to a new gas contract and higher market energy prices in Spain and Brazil

• Net unfavorable currency impacts due to a weaker U.S. dollar mainly against the Australian dollar

• Unfavorable impacts related to the ship unloader outage at Alumar

• Higher costs associated with impoundments

Forward-Look. The Company projects total alumina shipments to range between 14.2 and 14.4 million metric tons in 2022, up from 2021 with the resolution of the strike at the San Ciprián refinery and recovery from the Alumar unloader outage. Additionally, in 2022, the Alumina segment expects to continue to be challenged by high energy prices and expects higher raw material prices.

Aluminum

Total Aluminum information	2021	2020
Third-party aluminum shipments (kmt)	3,007	3,016
Third-party sales	$8,766	$6,365
Intersegment sales	18	12
Total sales	$8,784	$6,377
Segment Adjusted EBITDA	$1,879	$325

Primary aluminum information	2021	2020
Production (kmt)	2,193	2,263
Third-party shipments (kmt)	2,924	2,710
Third-party sales	$8,420	$5,190
Average realized third-party price per metric ton	$2,879	$1,915
Total shipments (kmt)	2,949	2,773
Operating costs	$6,593	$5,222
Average cost per metric ton of primary aluminum shipped	$2,235	$1,883

In the above table, total aluminum third-party shipments and total primary aluminum shipments include metric tons that were not produced by the Aluminum segment. Such aluminum was purchased by this segment to satisfy certain customer commitments or requirements. The Aluminum segment bears the risk of loss of the purchased aluminum until control of the product has been transferred to this segment’s customer. Until the sale of the Warrick Rolling Mill on March 31, 2021, total aluminum information included flat-rolled aluminum while Primary aluminum information did not. Operating costs includes all production-related costs: raw materials consumed; conversion costs, such as labor, materials, and utilities; depreciation and amortization; and plant administrative expenses.

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

Overview. This segment consists of the Company’s (i) worldwide smelting and casthouse system, which processes alumina into primary aluminum, and the (ii) portfolio of energy assets in Brazil, Canada, and the United States.

Aluminum’s combined smelting and casting operations produce primary aluminum products, virtually all of which are sold to external customers and traders. The smelting operations produce molten primary aluminum, which is then formed by the casting operations into either common alloy ingot (e.g., t-bar, sow, standard ingot) or into value-add ingot products (e.g., foundry, billet, rod, and slab). A variety of external customers purchase the primary aluminum products for use in fabrication operations, which produce products primarily for the transportation, building and construction, packaging, wire, and other industrial markets. Results from the sale of aluminum powder and scrap are also included in this segment, as well as the impacts of embedded aluminum derivatives related to energy supply contracts.

The energy assets supply power to external customers in Brazil and the United States, as well as internal customers in the Aluminum (Canadian smelters and Warrick (Indiana) smelter) and, to a lesser extent, the Alumina segments (Brazilian refineries).

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

Business Update. The Aluminum segment maintained solid production compared with 2020, capitalizing on improved market pricing during the year. During 2021, the average LME (on 15-day lag) trended favorably throughout the year, reaching a high point in October 2021.

On September 27, 2021, the labor force at the San Ciprián refinery and smelting facilities resumed the strike that had previously been suspended since January 2021. Under the strike conditions, the smelter stopped all metal shipments and the production of value-add products. Further, the San Ciprián smelting operations experienced significantly higher energy and raw materials costs. On December 29, 2021, the Company reached an agreement with the workers’ representatives and announced a two-year curtailment of smelting capacity at the facility. See Part II Item 7 of this Form 10-K in Business Update for additional information on the announcement and related charges taken as a result of the agreement reached with the workers. The San Ciprián smelter incurred a net loss $72 (pre- and after-tax) in 2021, excluding Restructuring and other charges, net.

In December 2021, the company announced the permanent closure of the 146 kmt of aluminum smelting capacity at the Wenatchee aluminum smelter (Washington). The smelter had been fully curtailed since 2015. See Part II Item 8 of this Form 10-K in Note D to the Consolidated Financial Statements for additional information.

In November 2021, Alcoa announced the Portland Aluminium joint ventures plan to restart 19 kmt of curtailed annual capacity at the Portland aluminum smelter (Australia). The restart is expected to complete in the third quarter of 2022. Once the restart is complete, the plant will operate at approximately 95 percent of its total capacity and Alcoa will have approximately 186 kmt of consolidated annual capacity at Portland. See Part II Item 7 of this Form 10-K in Business Update for additional information.

In September 2021, Alcoa announced the restart of 268 kmt of curtailed annual capacity at the Alumar aluminum smelter (Brazil). The smelter had been fully curtailed since 2015. The restart is expected to complete in the fourth quarter of 2022 with the first molten metal expected in the second quarter of 2022. See Part II Item 7 of this Form 10-K in Business Update for additional information.

In March 2021, the Company completed the sale of the Warrick Rolling Mill to Kaiser Aluminum Corporation. Results from the divested rolling mill are included in the Aluminum segment’s results through the first quarter of 2021. Alcoa retains ownership of the 269 kmt of annual smelting capacity at the Warrick smelter. As part of the sale, Alcoa entered into a market-based metal supply agreement, a long-term ground lease, and a transition services agreement with Kaiser. See Part II Item 8 of this Form 10-K in Note C to the Consolidated Financial Statements for additional information.

Capacity. The Aluminum segment had a base capacity of 2,962 kmt with 685 kmt of curtailed smelting capacity. In early 2022, the Company updated nameplate capacity of certain facilities to reflect capital expenditures, upgrades, or other investments which expanded production capacity, and productivity initiatives and process and supply changes that improved capacity in a sustained manner. Base and curtailed capacity were reduced by 146 kmt for the permanent closure of the Wenatchee smelter in December 2021.

Annual Comparison
Production

Production decreased 3% primarily as a result of:

• Curtailment of the Intalco smelter, completed in the third quarter of 2020

Partially offset by:

• Restart of the Bécancour smelter, completed in the third quarter of 2020

Third-party sales

Third-party sales increased $2,401 primarily as a result of:

• Higher average realized price of $964/ton principally driven by a higher average LME (on a 15-day lag) and higher regional premiums

• Restart of the Bécancour smelter

• Increase in value-add product sales on higher price and increased volume

• Favorable market pricing at the Brazilian hydro-electric facilities

Partially offset by:

• Absence of sales from the divested Warrick Rolling Mill

• Curtailment of the Intalco smelter

Segment Adjusted EBITDA

Segment adjusted EBITDA increased $1,554 primarily as a result of:

• Higher average realized price driven by higher average LME and regional premiums

• Favorable market pricing at the Brazilian hydro-electric facilities

• Increase in value-add product sales

• Favorable impacts from the curtailment of the Intalco smelter

Partially offset by:

• Higher alumina costs, driven by an increase in API, as well as higher market prices for other raw materials

• Higher energy prices, primarily in Spain and Norway

• Unfavorable currency impacts due to a weaker U.S. dollar against most major currencies

Forward-Look. The Company projects total aluminum shipments to range between 2.5 and 2.6 million metric tons in 2022, a decrease from 2021 primarily due to the two-year curtailment of the San Ciprián smelter, the absence of first quarter sales from the divested Warrick Rolling Mill, partially offset by the announced restarts of smelter capacity in Alumar and Portland. Additionally, the Company engages in trading activity when favorable market conditions allow, such as in 2021. Availability of trading opportunities in 2022 may impact the Company’s shipment projection.

Further, in 2022 the Aluminum segment expects to benefit from the avoidance of the high energy costs related to the curtailment of the San Ciprián smelter. The Aluminum segment expects to continue to be challenged by high raw material costs across the smelting portfolio and by high energy prices in Norway.

Reconciliations of Certain Segment Information

Reconciliation of Total Segment Third-Party Sales to Consolidated Sales

	2021	2020
Bauxite	$236	$272
Alumina	3,139	2,627
Aluminum:
Primary aluminum	8,420	5,190
Other(1)	346	1,175
Total segment third-party sales	12,141	9,264
Other	11	22
Consolidated sales	$12,152	$9,286

(1)

Other includes third-party sales of flat-rolled aluminum and energy, as well as realized gains and losses related to embedded derivative instruments designated as cash flow hedges of forward sales of aluminum. Following the sale of the Warrick Rolling Mill on March 31, 2021, Other no longer includes the sales of flat-rolled aluminum.

Reconciliation of Total Segment Operating Costs to Consolidated Cost of Goods Sold

	2021	2020
Bauxite	$912	$835
Alumina	3,678	3,379
Primary aluminum	6,593	5,222
Other(1)	737	1,233
Total segment operating costs	11,920	10,669
Eliminations(2)	(2,214)	(2,213)
Provision for depreciation, depletion, amortization(3)	(639)	(627)
Other(4)	86	140
Consolidated cost of goods sold	$9,153	$7,969

(1)	Prior to the sale of the Warrick Rolling Mill on March 31, 2021, Other largely relates to the Aluminum segment’s flat-rolled aluminum product division.
(2)	Represents the elimination of cost of goods sold related to intersegment sales between Bauxite and Alumina and between Alumina and Aluminum.
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

Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net Income (Loss) Attributable to Alcoa Corporation

	2021	2020
Net income (loss) attributable to Alcoa Corporation:
Total segment Adjusted EBITDA	$3,053	$1,317
Unallocated amounts:
Transformation(1)	(44)	(45)
Intersegment eliminations	(101)	(8)
Corporate expenses(2)	(129)	(102)
Provision for depreciation, depletion, and amortization	(664)	(653)
Restructuring and other charges, net	(1,128)	(104)
Interest expense	(195)	(146)
Other income (expenses), net	445	(8)
Other(3)	(38)	(78)
Consolidated income (loss) before income taxes	1,199	173
Provision for income taxes	(629)	(187)
Net income attributable to noncontrolling interest	(141)	(156)
Consolidated net income (loss) attributable to Alcoa Corporation	$429	$(170)

(1)	Transformation includes, among other items, the Adjusted EBITDA of previously closed operations.
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

Environmental Matters

See Part II Item 8 of this Form 10-K in Note S to the Consolidated Financial Statements under caption Contingencies—Environmental Matters.

Liquidity and Capital Resources

Alcoa Corporation’s primary future cash flows are centered on operating activities, particularly working capital, as well as capital expenditures and capital returns. Alcoa’s ability to fund its cash needs depends on the Company’s ongoing ability to generate and raise cash in the future.

In 2021, the Company capitalized on strong market conditions through stable operational performance to reach record annual net income. The strong financial results allowed the Company to significantly improve its balance sheet, capital structure, and liquidity profile through the successful completion of the following actions:

•	On March 31, completed the sale of the Warrick Rolling Mill for initial net cash proceeds of $583;
•	In March, issued $500 of 4.125% Senior Notes due 2029;
•	On April 1, made discretionary contribution of $500 to its U.S. defined benefit pension plans;
•	On April 7, fully redeemed $750 of 6.75% Senior Notes due 2024 at a redemption price equal to 103.375% plus accrued and unpaid interest;
•	In June, completed the sale of the former Eastalco site for net cash proceeds of $94;
•	On September 30, fully redeemed $500 of 7.00% Senior Notes due 2026 at a redemption price equal to 103.5% plus accrued and unpaid interest;
•	On October 29, completed the sale of the Rockdale site for net cash proceeds of $230.

Further, management has taken the following actions in 2021 in regard to Alcoa’s liquidity levers:

•	Amended the Company’s Revolving Credit Facility to provide a more favorable leverage ratio calculation and a more favorable minimum interest expense coverage ratio;
•

Allowed to expire (effective October 4, 2021) the NOK 1.3 billion (approximately $149) multicurrency revolving credit facility agreement. No amounts were drawn on the facility in both 2020 and 2021; and,

•	Terminated a receivables purchase agreement, effective November 8, 2021, which provided Alcoa the ability to sell up to $120 of its receivables. No receivables were sold under this agreement.

Management believes that the Company’s cash on hand, future operating cash flows, and liquidity options, combined with its strategic actions, are adequate to fund its short term and long term operating and investing needs. Further, the above actions have provided the

Company with significant flexibility related to its use of cash; the Company has no significant debt maturities until 2027 and no significant cash contribution requirements related to its U.S. pension plan obligations for the foreseeable future (refer to Material Cash Commitments, below, for more information).

Although management believes that Alcoa’s future cash from operations and other liquidity options will provide adequate resources to fund operating and investing needs, the Company’s access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) Alcoa Corporation’s credit rating; (ii) the liquidity of the overall capital markets; and (iii) the current state of the economy and commodity markets. There can be no assurances that the Company will continue to have access to capital markets on terms acceptable to Alcoa Corporation.

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

At December 31, 2021, the Company’s cash and cash equivalents were $1,814, of which $1,732 was held outside the United States. Alcoa Corporation has a number of commitments and obligations related to the Company’s operations in various foreign jurisdictions, resulting in the need for cash outside the United States. Alcoa Corporation continuously evaluates its local and global cash needs for future business operations, which may influence future repatriation decisions. See Part II Item 8 of this Form 10-K in Note Q to the Consolidated Financial Statements for additional information related to undistributed net earnings.

Cash from Operations

Cash provided from operations was $920 in 2021 compared with $394 in 2020. Notable changes to the sources and (uses) of cash include:

•	$1,608 higher net income generation, excluding the impacts from restructuring charges, primarily on higher aluminum and alumina pricing;
•

($862) in certain working capital accounts (receivables, inventories, and accounts payable, trade), primarily an increase in receivables balances on higher aluminum and alumina prices in 2021 and higher inventories and accounts payable balances on higher raw material and energy prices;

•

($236) from higher pension contributions, including a $500 discretionary contribution to the Company’s U.S. defined benefit pension plan in 2021, partially offset by a $250 pension contribution to the Company’s U.S. pension plans in 2020 to cover deferred contributions and a discretionary payment;

•

$182 relating to changes in taxes, primarily higher income taxes payable on higher income in Canada and Australia where final tax payments of approximately $250 in total are due in the subsequent year; and,

•	$115 from changes in accrued expenses, including lower payments on restructuring and other postretirement benefits.

In the third quarter of 2020, AofA paid approximately $74 (A$107) to the ATO related to the tax dispute described in Note S to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K. Upon payment, AofA recorded a noncurrent prepaid tax asset, as the Company continues to believe it is more likely than not that AofA’s tax position will be sustained and therefore is not recognizing any tax expense in relation to this matter. In accordance with Australian tax laws, the initial interest assessment and additional interest are deductible against AofA’s taxable income resulting in approximately $169 (A$219) and $14 (A$19) lower cash tax payments in 2020 and 2021, respectively. If AofA is ultimately successful, the interest deduction would become taxable as income in the year the dispute is resolved. In addition, should the ATO decide in the interim to reduce any interest already assessed, the reduction would be taxable as income at that point in time. During 2021, AofA continued to record its tax provision and tax liability without effect of the ATO assessment, since it expects to prevail. The tax payable will remain on AofA’s balance sheet as a noncurrent liability, increased by the tax effect of subsequent periods’ interest deductions, until dispute resolution, which is expected to take several years. At December 31, 2021, the noncurrent liability resulting from the cumulative interest deductions was approximately $174 (A$238).

Financing Activities

Cash used for financing activities was $1,158 in 2021 compared with cash provided from financing activities of $514 in 2020.

The use of cash in 2021 was primarily $775 for the full, early repayment of $750 aggregate principal amount of 2024 Notes (including $25 redemption premium) in April 2021, $518 for the full, early repayment of $500 aggregate principal amount of 2026 Notes (including $18 redemption premium) in September 2021, $194 in net cash paid to Alumina Limited (see Noncontrolling interest in Results of Operations above), $150 for the repurchase of common stock, $19 for dividends paid on common stock, and $17 in financial contributions primarily related to the divested Spanish facilities. The uses of cash were partially offset by the issuance of $500 aggregate principal amount 2029 Notes by ANHBV in March 2021 with net proceeds of approximately $493.

The source of cash in 2020 was primarily due to the issuance of $750 aggregate principal amount of 2027 Notes by ANHBV in July 2020 resulting in net proceeds of $736. The net proceeds were partially offset by $183 in net cash paid to Alumina Limited and $38 in financial contributions related to the divested Spanish facilities.

Credit Facilities. The Company has a senior secured $1,500 revolving credit and letter of credit facility in place for working capital and/or other general corporate purposes (the Facility). The Facility was established on September 16, 2016, was amended in each of 2017, 2018, 2019, 2020, and 2021 and is scheduled to mature on November 21, 2023. Subject to the terms and conditions under the Facility, the Company may borrow funds or issue letters of credit through its Alcoa Corporation or ANHBV legal entities. Borrowings can be executed in U.S. dollars, and letter of credit issuances are limited to $750. Effective January 1, 2022, the Company agreed to suspend borrowings denominated in euros due to reference rate reform and the phase-out of LIBOR. This suspension of borrowing denominated in euros will not materially impact the Company or its ability to access capital, if necessary.

The Facility is secured by, subject to certain exceptions, a first priority security interest in substantially all assets of Alcoa Corporation, ANHBV, the material domestic wholly-owned subsidiaries of Alcoa Corporation, and the material foreign wholly-owned subsidiaries of Alcoa Corporation located in Australia, Brazil, Canada, Luxembourg, the Netherlands, Norway, and Switzerland. This includes equity interests of certain subsidiaries that directly hold equity interests in AWAC entities. However, no AWAC entity is a guarantor of any obligation under the Facility and no asset of any AWAC entity, or equity interests in any AWAC entity, will be pledged to secure the obligations under the Facility. As provided in the Facility, each of the mentioned companies shall be released from all obligations under the first priority security interest upon (i) Alcoa Corporation attaining at least a Baa3 rating from either Moody’s Investor Service or BBB- rating from Standard and Poor’s Global Ratings, in each case with a stable outlook or better, (ii) ANHBV delivering the required written notice, and (iii) no default or event of default, as defined in the Facility, has occurred or is continuing.

The Facility includes several customary affirmative and negative covenants (applicable to Alcoa Corporation and certain subsidiaries described as restricted), that, subject to certain exceptions, include limitations on (among other things): indebtedness, liens, investments, sales of assets, restricted payments, entering into restrictive agreements, a covenant prohibiting reductions in the ownership of AWAC entities, and certain other specified restricted subsidiaries of Alcoa Corporation, below an agreed level. The Facility also contains customary events of default, including a failure to make payments under the Facility, cross-default and cross-judgment default, and certain bankruptcy and insolvency events. In addition, the Facility contains two financial covenants, a leverage ratio and an interest expense coverage ratio, that impact availability of the $1,500 commitment and pricing.

As of December 31, 2021, the Company was in compliance with all covenants. The maximum additional borrowing capacity available to the Company to remain in compliance with the maximum leverage ratio covenant in the Facility was approximately $6,610. Therefore, the Company may access the entire amount of commitments under the Facility. There were no borrowings outstanding at December 31, 2021 and 2020, and no amounts were borrowed during 2021 and 2020 under the Facility.

On March 4, 2021, Alcoa Corporation and ANHBV, entered into an amendment (Amendment No. 4) to the Facility that provided additional flexibility to the Company by (i) increasing the maximum leverage ratio from 2.50 to 1.00 to 2.75 to 1.00, (ii) decreasing the minimum interest expense coverage ratio from 5.00 to 1.00 to 4.00 to 1.00, (iii) amending the definition of Total Indebtedness (as defined in the Facility) to permit the Company to exclude the principal amount of new senior notes issued during 2021 from indebtedness for purposes of the calculation of the leverage ratio in fiscal year 2021 (subject to adjustments based on pension obligations funded), and (iv) ending temporary restrictions on the Company’s ability to make certain restricted payments or incur incremental loans under the Facility. Amendment No. 4 also (i) provided additional debt capacity to permit the Company to issue up to $750 in aggregate principal amount of new senior notes prior to the end of fiscal year 2021 and (ii) provided a corresponding increase in the maximum leverage ratio commensurate with the increase in leverage resulting from the issuance of such notes up to the amount of pension obligations funded after the issuance of such notes but prior to December 31, 2021, which increase shall in any event not be in excess of the principal amount of such notes. Such additional increase in the maximum leverage ratio will be available beginning March 31, 2022.

Alcoa’s maximum additional borrowing capacity, discussed above, can be used through any combination of the Revolving Credit Facility or through additional indebtedness. The Company may draw on the facility periodically to ensure working capital needs are met. See Part II Item 8 of this Form 10-K in Note M to the Consolidated Financial Statements for additional information related to the Revolving Credit Facility.

Off-Balance Sheet Arrangements. Alcoa Corporation is party to certain contingent off-balance sheet arrangements including guarantees, letters of credit, and surety bonds. See Part II Item 8 of this Form 10-K in Note S to the Consolidated Financial Statements for additional information.

Debt. As of December 31, 2021, Alcoa Corporation had three outstanding Notes maturing at varying times. A summary of the Notes and other long-term debt is shown below. See Part II Item 8 of this Form 10-K in Note M to the Consolidated Financial Statements for additional information related to the Company’s debt.

December 31,	2021	2020
6.75% Notes, due 2024	$—	$750
7.00% Notes, due 2026	—	500
5.500% Notes, due 2027	750	750
6.125% Notes, due 2028	500	500
4.125% Notes, due 2029	500	—
Other	5	6
Unamortized discounts and deferred financing costs	(28)	(41)
Total	1,727	2,465
Less: amount due within one year	1	2
Long-term debt, less amount due within one year	$1,726	$2,463

Ratings. Alcoa Corporation’s cost of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short- and long-term debt ratings assigned to Alcoa Corporation’s debt by the major credit rating agencies.

On December 9, 2021, Fitch Ratings (Fitch) upgraded its rating for Alcoa Corporation’s long-term debt to BBB- from BB+. Additionally, Fitch affirmed the current outlook as stable.

On December 17, 2021, Standard and Poor’s Global Ratings (S&P) affirmed the BB+ rating of Alcoa’s long-term debt and revised the outlook to positive.

Dividend. On October 14, 2021, the Company announced the initiation of a quarterly cash dividend on its common stock. The Board of Directors declared the first quarterly cash dividend of $0.10 per share of the Company’s common stock, paid on November 19, 2021 to stockholders of record as of the close of business on October 29, 2021. The details of any future cash dividend declaration, including the amount of such dividend and the timing and establishment of the record and payment dates, will be determined by the Board of Directors. The decision of whether to pay future cash dividends and the amount of any such dividends will be based on the Company's financial position, results of operations, cash flows, capital requirements, business conditions, the requirements of applicable law, and any other factors the Board of Directors may deem relevant.

Common Stock Repurchase Program. On October 17, 2018, Alcoa Corporation’s Board of Directors approved a common stock repurchase program under which the Company may purchase shares of its outstanding common stock up to an aggregate transactional value of $200, depending on cash availability, market conditions, and other factors. On October 14, 2021, Alcoa Corporation’s Board of Directors approved a new common stock repurchase program under which the Company may purchase shares of its outstanding common stock up to an aggregate transactional value of $500, depending on cash availability, market conditions, and other factors.

Repurchases under these programs may be made using a variety of methods, which may include open market purchases, privately negotiated transactions, or pursuant to a Rule 10b5-1 plan. These programs do not have predetermined expiration dates. Alcoa Corporation intends to retire repurchased shares of common stock.

In the fourth quarter of 2021, the Company repurchased 3,184,300 shares of its common stock for $150; the shares were immediately retired. These purchases exhausted the remaining dollar value of shares that were available for repurchase under the Board of Directors’ October 17, 2018 authorization. The Company has remaining authorization to repurchase up to a total of $500, in the aggregate, of its outstanding shares of common stock, under the new share repurchase program approved in 2021.

Investing Activities

Cash provided from investing activities was $565 in 2021 compared with cash used for investing activities of $167 in 2020.

In 2021, the source of cash was primarily attributable to proceeds from the sale of assets of $966, primarily the Warrick Rolling Mill, Rockdale, and Eastalco site sales, partially offset by $390 in capital expenditures, composed of $356 in sustaining projects and $34 in return-seeking projects. In 2020, the use of cash was primarily attributable to capital expenditures of $353, composed of $318 in sustaining projects and $35 in return-seeking projects, partially offset by proceeds from the sale of assets of $198, primarily from the Gum Springs waste treatment facility.

In 2022, Alcoa expects capital expenditures to be approximately $450 related to sustaining capital projects and approximately $75 related to growth projects. The timing and amount of capital expenditures may fluctuate as a result of the Company’s normal operations.

Material Cash Commitments

As discussed above, the Company relies primarily on operating cash flows to fund its cash commitments and management believes its operating cash flows, cash on hand, and liquidity options will be adequate to fund its cash needs. As of December 31, 2021, a summary of Alcoa Corporation’s outstanding material cash commitments is as follows:

	Total	2022	2023-2024	2025-2026	Thereafter
Operating activities:
Energy-related purchase obligations	$14,470	$1,946	$2,508	$2,278	$7,738
Raw material purchase obligations	7,143	1,653	793	931	3,766
Other purchase obligations	896	287	259	152	198
Interest related to total debt	602	93	185	185	139
Other postretirement benefit payments	480	60	110	100	210
Estimated minimum required pension funding	310	80	115	115	—
Operating leases	117	41	42	17	17
Layoff and other restructuring payments	93	50	43	—	—
Deferred revenue arrangements	44	8	16	16	4
Uncertain tax positions	6	—	—	—	6
Financing activities:
Long-term debt and Short-term borrowings	1,830	76	2	1	1,751
Investing activities:
Equity contributions	53	53	—	—	—
Totals	$26,044	$4,347	$4,073	$3,795	$13,829

Purchase obligations—Energy-related purchase obligations consist primarily of electricity and natural gas contracts with expiration dates ranging from 1 year to 26 years. Raw material obligations consist mostly of bauxite (relates to AWAC’s bauxite mine interests in Guinea and Brazil), caustic soda, alumina, aluminum fluoride, calcined petroleum coke, and cathode blocks with expiration dates ranging from less than 1 year to 14 years. Other purchase obligations consist principally of freight for bauxite and alumina with expiration dates ranging from 1 to 11 years. Many of these purchase obligations contain variable pricing components, and, as a result, actual cash payments may differ from the estimates provided in the preceding table. In accordance with the terms of several of these supply contracts, obligations may be reduced as a result of an interruption to operations, such as a plant curtailment or a force majeure event.

Interest related to total debt—Interest is based on interest rates in effect as of December 31, 2021 and is calculated on debt with maturities that extend to 2029.

Pension and Other postretirement benefits—Estimated minimum required pension funding and other postretirement benefit payments are based on actuarial estimates using current assumptions for, among others, discount rates, long-term rate of return on plan assets, rate of compensation increases, and/or health care cost trend rates. Actual payments may differ based on changes in assumptions. Alcoa Corporation has determined that it is not practicable to present pension funding and other postretirement benefit payments beyond 2026 and 2031, respectively.

On April 1, 2021, the Company used the net proceeds from the issuance of the notes being offered, together with cash on hand, to contribute $500 to its U.S. defined benefit pension plans applicable to salaried and hourly employees.

The Company also adopted the relief provisions allowable under the law related to single-employer pensions enacted under the American Rescue Plan, which was signed into law on March 11, 2021. As a result of the American Rescue Plan and the $500 unscheduled contribution, Alcoa’s minimum required contribution to defined benefit pension plans were significantly reduced.

The $500 U.S. pension contribution in April was added to the Company’s pre-funding balance, the current balance of which is more than sufficient to cover the U.S. portion of the minimum obligations presented above. Under ERISA regulations, a plan sponsor that establishes a pre-funding balance by making discretionary contributions to a U.S. defined benefit pension plan may elect to apply all or a portion of this balance toward its minimum required contribution obligations to the related plan in future years. Management made such election related to the Company’s U.S. plans for 2021 and intends to make similar elections for 2022 and future years. The contractual obligations above include the estimated minimum required pension funding for which those elections are expected to be made: 2022 $65; 2023-2024 $100; and, 2025-2026 $105.

Layoff and other restructuring—Layoff and other restructuring payments expected to be paid within one year primarily relate to employee and take-or-pay contractual obligations related to the curtailed San Ciprián smelter, take-or-pay contractual obligations, and severance related to closed and curtailed aluminum facilities in Washington. Layoff and other restructuring payments expected to be paid beyond one year primarily relate to employee and take-or-pay contractual obligations related to the curtailed San Ciprián smelter.

Deferred revenue arrangements—Deferred revenue arrangements require Alcoa Corporation to deliver alumina to a certain customer over the specified contract period (through 2027). While this obligation is not expected to result in cash payments, it is included in the preceding table as the Company would have such an obligation if the specified product deliveries could not be made.

Uncertain tax positions—Uncertain tax positions taken or expected to be taken on an income tax return may result in additional payments to tax authorities. The amount in the preceding table includes interest and penalties accrued related to such positions as of December 31, 2021. The total amount of uncertain tax positions is included in the Thereafter column as the Company is not able to reasonably estimate the timing of potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

Long-term debt and Short-term borrowings—Total debt amounts in the preceding table represent the principal amounts of all outstanding long-term debt, which have maturities that extend to 2029.

Returns to stockholders—Alcoa Corporation’s Board of Directors authorized common stock repurchase programs under which the Company may purchase shares of its outstanding common stock up to an aggregate transactional value of $700, depending on various factors. As of December 31, 2021, there is remaining authorization to repurchase up to a total of $500, in the aggregate, of its outstanding shares of common stock. The program does not have a predetermined expiration date. Accordingly, amounts have not been included in the preceding table. See Liquidity and Capital section for more information.

Equity-method investments—Equity contributions are related to the joint venture, ELYSISTM Limited Partnership (ELYSISTM). The Company contributed $23 (C$30) toward its investment commitment in ELYSISTM through December 31, 2021 and expects to contribute $53 (C$67) in 2022. See Part II Item 8 of this Form 10-K in Note H to the Consolidated Financial Statements for additional information.

Critical Accounting Policies and Estimates

The preparation of the Company’s Consolidated Financial Statements in accordance with GAAP requires management to make certain estimates based on judgments and assumptions regarding uncertainties that affect the amounts reported in the Consolidated Financial Statements and disclosed in the Notes to the Consolidated Financial Statements. Areas that require such estimates include the review of properties, plants, and equipment and goodwill for impairment, and accounting for each of the following: asset retirement and environmental obligations; litigation matters; pension plans and other postretirement benefits obligations; derivatives and hedging activities; and income taxes.

Management uses historical experience and all available information to make these estimates; actual results may differ from those used to prepare the Company’s Consolidated Financial Statements at any given time. Despite these inherent limitations, management believes that the amounts recorded in the financial statements related to these items are based on its best estimates and judgments using all relevant information available at the time.

A summary of the Company’s significant accounting policies is included in Part II Item 8 of this Form 10-K in Note B to the Consolidated Financial Statements.

Properties, Plants, and Equipment. Properties, plants, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (asset group) may not be recoverable, including in the period when assets have met the criteria to be classified as held for sale. The model used to determine recoverability of an asset or asset group would leverage the model that management uses for planning and strategic review of the entire business, including related inputs and assumptions. Management’s impairment assessment process is described in Part II Item 8 of this Form 10-K in Note B to the Consolidated Financial Statements. Refer to Part II Item 8 of this Form 10-K in Note K to the Consolidated Financial Statements for more information regarding properties, plants, and equipment.

Goodwill. Goodwill is reviewed for impairment annually (in the fourth quarter) or more frequently if indicators of impairment exist or if a decision is made to sell or exit a business. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others, deterioration in general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods. The fair value that could be realized in an actual transaction may differ from that used to evaluate goodwill for impairment.

Under the qualitative impairment test, management considers a number of factors in its assessment, such as: general economic conditions, equity and credit markets, industry and market conditions, and earnings and cash flow trends.

Under the quantitative impairment test, management uses a discounted cash flow (DCF) model to estimate the current fair value of its reporting units. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market share, sales volumes and prices, production costs, production capability, tax rates, capital spending, discount rate, and working capital changes. The model used for the goodwill impairment test leverages the model, including related inputs and assumptions, that management uses for planning and strategic review of the entire business.

Management will test goodwill on a qualitative or quantitative basis. Refer to Part II Item 8 of this Form 10-K in Note B to the Consolidated Financial Statements for more information regarding management’s impairment assessment process.

Management performed a quantitative assessment for the Bauxite reporting unit in 2021. As a result of the assessment, the estimated fair value of the Bauxite reporting unit was substantially in excess of its carrying value, resulting in no impairment. The impact on the estimated fair value of an increase in the discount rate of 1% would not result in a change in the conclusions reached, the estimated fair value would remain substantially in excess of carrying value.

Additionally, management performed a qualitative assessment for the Alumina reporting unit in 2021 and determined that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. Management last performed a quantitative impairment test for the Alumina reporting unit in 2019. At the time of the quantitative assessment, the estimated fair value of the Alumina reporting unit was substantially in excess of its carrying value, resulting in no impairment.

Further, in all years presented, there have been no triggering events that necessitated an impairment test for either the Bauxite or Alumina reporting units. Refer to Part II Item 8 of this Form 10-K in Note L to the Consolidated Financial Statements for more information regarding goodwill.

Asset Retirement and Environmental Obligations. Estimates are used to record environmental remediation and asset retirement obligation (ARO) reserves based on the best available information at the time of recognition. Several assumptions are used to estimate the costs required to demolish, environmentally remediate, or reclaim the site, including:

•	Engineering estimates and benchmarks to other similar projects;
•	Mining area to be reclaimed and estimated restoration costs;
•	Volume of regulated materials to be removed (asbestos, PCB fluids, spent potlining);
•	Disposition of materials;
•	Extent of contamination based on available data;
•	Scope of remediation to mitigate human health or environmental risks and/or to meet likely regulatory requirements; and,
•	Commercial availability and pricing for off-site treatment or disposal applications.

As the site is demolished, remediated, or reclaimed, the assumptions and estimates used to record the reserve may change to account for:

•	Actual site conditions that require more or less remediation or reclamation;
•	Legislation that becomes more or less stringent;
•	Regulative authorities requiring updates to final design prior to completion;
•	Alternative disposal methods for waste;
•	Technological changes which allow remediation to be more efficient;
•	Market factors; and,
•	Variances in work that is atypical from prior work experience.

Changes to the estimates may result in material changes to the reserve that may require an increase to or a reversal of a previously recorded reserve. Historically, the Company has not had material changes in established reserves. Refer to Part II Item 8 of this Form 10-K in Note R and Note S to the Consolidated Financial Statements for more information regarding current reserves.

Litigation Matters. For asserted claims and assessments, liabilities are recorded when an unfavorable outcome of a matter is deemed to be probable and the loss is reasonably estimable. Management determines the likelihood of an unfavorable outcome based on many factors such as, among others, the nature of the matter, available defenses and case strategy, progress of the matter, views and opinions of legal counsel and other advisors, applicability and success of appeals processes, and the outcome of similar historical matters. Once an unfavorable outcome is deemed probable, management weighs the probability of estimated losses, and the most reasonable loss estimate is recorded. If an unfavorable outcome of a matter is deemed to be reasonably possible, then the matter is disclosed, and no liability is recorded. With respect to unasserted claims or assessments, management must first determine that the probability that an assertion will be made is likely, then, a determination as to the likelihood of an unfavorable outcome and the ability to reasonably estimate the potential loss is made. Legal matters are reviewed on a continuous basis to determine if there has been a change in management’s judgment regarding the likelihood of an unfavorable outcome or the estimate of a potential loss. Refer to Part II Item 8 of this Form 10-K in Note B to the Consolidated Financial Statements for more information regarding management’s litigation matters policy.

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

The yield curve model used to develop the discount rate parallels the plans’ projected cash flows and has a weighted average duration of 12 years. The underlying cash flows of the high-quality corporate bonds included in the model exceed the cash flows needed to satisfy the Company’s plan obligations multiple times. If a deep market of high-quality corporate bonds does not exist in a country, then the yield on government bonds plus a corporate bond yield spread is used. The impact on the combined pension and other postretirement liabilities of a change in the weighted average discount rate of ¼ of 1% would be approximately $147 and either a charge or credit of approximately $1 to pretax earnings in the following year.

The expected long-term rate of return on plan assets is generally applied to a five-year market-related value of plan assets (a four-year average or the fair value at the plan measurement date is used for certain non-U.S. plans). The process used by management to develop this assumption is one that relies on forward-looking investment returns by asset class. Management incorporates expected future investment returns on current and planned asset allocations using information from various external investment managers and consultants, as well as management’s own judgment. A change in the assumption for the weighted average expected long-term rate of return on plan assets of ¼ of 1% would impact pretax earnings by approximately $9 for 2022.

Mortality rate assumptions are based on mortality tables and future improvement scales published by third parties, such as the Society of Actuaries, and consider other available information including historical data as well as studies and publications from reputable sources.

Refer to Part II Item 8 of this Form 10-K in Note O to the Consolidated Financial Statements for more information regarding pension and other postretirement benefits including accounting impacts of current year actions.

Derivatives and Hedging. To calculate the fair value of certain derivatives, management uses discounted cash flow (DCF) and other simulation models that consider the following inputs and assumptions: quoted market prices (e.g., aluminum prices on the 10-year London Metal Exchange (LME) forward curve and energy prices), information concerning time premiums and volatilities for certain option type embedded derivatives and regional premiums for aluminum contracts, aluminum and energy prices beyond those quoted in the market, and the estimated credit spread between Alcoa and the counterparty. The quoted market prices used in the valuation models are dependent on market fundamentals, the relationship between supply and demand at any point in time, seasonal conditions, inventories, and interest rates. For periods beyond the term of quoted market prices, management estimates the price of aluminum by extrapolating the 10-year LME forward curve and estimates the Midwest premium based on recent transactions.

Changes in estimates can have a material impact on the derivative valuations. Refer to Part II Item 8 of this Form 10-K in Note P to the Consolidated Financial Statements for more information regarding derivatives and hedging and related activity during the period.

Income Taxes. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not (greater than 50%) that a tax benefit will not be realized. In evaluating the need for a valuation allowance, management applies judgment in assessing all available positive and negative evidence and considers all potential sources of taxable income, including income available in carryback periods, future reversals of taxable temporary differences, projections of taxable income, and income from tax planning strategies. Positive evidence includes factors such as a history of profitable operations, projections of future profitability within the carryforward period, including from tax planning strategies, and Alcoa Corporation’s experience with similar operations. Existing favorable contracts and the ability to sell products into established markets are additional positive evidence. Negative evidence includes items such as cumulative losses, projections of future losses, or carryforward periods that are not long enough to allow for the utilization of a deferred tax asset based on existing projections of income. In certain jurisdictions, deferred tax assets related to cumulative losses exist without a valuation allowance where in management’s judgment the weight of the positive evidence more than offsets the negative evidence of the cumulative losses. Upon changes in facts and circumstances, management may conclude that deferred tax assets for which no valuation allowance is currently recorded may not be realized, resulting in a future charge to establish a valuation allowance. Financial information utilized in this analysis leverages the same financial information, including related inputs and assumptions, that management uses for planning and strategic review of the entire business.

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

Changes in estimates can have a material impact on the deferred taxes and uncertain tax positions. Refer to Part II Item 8 of this Form 10-K in Note Q to the Consolidated Financial Statements for more information regarding income taxes and deferred tax assets and related activity during the period.

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

See Part II Item 8 of this Form 10-K in Note P to the Consolidated Financial Statements under caption Derivatives.

Item 8.  Financial Statements and Supplementary Data.

Management’s Reports to Alcoa Corporation Stockholders

Management’s Report on Financial Statements and Practices

The accompanying Consolidated Financial Statements of Alcoa Corporation and its subsidiaries (the Company) were prepared by management, which is responsible for their integrity and objectivity, in accordance with accounting principles generally accepted in the United States of America (GAAP) and include amounts that are based on management’s best judgments and estimates. The other financial information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 is consistent with that in the Consolidated Financial Statements.

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

Management conducted an assessment to evaluate the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 using the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2021, has audited the Company’s internal control over financial reporting as of December 31, 2021 and has issued an attestation report, which is included herein.

/s/ Roy C. Harvey
Roy C. Harvey President and Chief Executive Officer

/s/ William F. Oplinger
William F. Oplinger Executive Vice President and Chief Financial Officer

February 24, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Alcoa Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Alcoa Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, changes in consolidated equity and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

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

U.S. Pension Annuitizations

As described in Notes B and O to the consolidated financial statements, the Company had a projected benefit obligation related to its defined pension plans of $4,594 million as of December 31, 2021, including $2,712 million of benefit obligations in the U.S. In the fourth quarter of 2021, the Company purchased group annuity contracts to transfer the obligation to pay remaining retirement benefits of certain retirees and beneficiaries from its U.S. defined benefit pension plans and transferred approximately $1,540 million in both benefit obligations and plan assets. As a result, the Company remeasured its U.S. defined benefit pension plans and recorded an $848 million settlement charge. As disclosed by management, the remeasurement of its U.S. defined benefit pension plans was performed using actuarial methodologies and incorporated significant assumptions, including the discount rate, expected long-term rate of return on plan assets, and several assumptions relating to the employee workforce (salary increases, retirement age, and mortality rate).

The principal considerations for our determination that performing procedures relating to the U.S. pension annuitizations is a critical audit matter are (i) the significant judgment by management in determining the valuation of the U.S. pension annuitizations, as well as their consideration of the accounting for the non-recurring nature of the U.S. pension annuitizations; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to the accounting for the U.S. pension annuitizations, participants transferred, and significant assumptions related to the discount rate, expected long-term rate of return on plan assets, and mortality rate used in determining the valuation of the U.S. pension annuitizations; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s accounting for and valuation of the U.S. pension annuitizations, including controls over management’s methodology and significant assumptions. These procedures also included, among others, (i) testing management’s process for determining the valuation of the U.S. pension annuitizations; (ii) testing the participants transferred, the settlement charge recorded, and the completeness and accuracy of the underlying data used in the valuation of the U.S. pension annuitizations; and (iii) the involvement of professionals with specialized skill and knowledge to assist in (a) evaluating the appropriateness of the actuarial methodology used by management; and (b) evaluating the reasonableness of the discount rate, expected long-term rate of return on plan assets, and mortality rate assumptions.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP Pittsburgh, Pennsylvania, United States February 24, 2022

We have served as the Company’s auditor since 2015.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Operations

(in millions, except per-share amounts)

For the year ended December 31,	2021	2020	2019
Sales (E)	$12,152	$9,286	$10,433
Cost of goods sold (exclusive of expenses below)	9,153	7,969	8,537
Selling, general administrative, and other expenses	227	206	280
Research and development expenses	31	27	27
Provision for depreciation, depletion, and amortization	664	653	713
Restructuring and other charges, net (D)	1,128	104	1,031
Interest expense (U)	195	146	121
Other (income) expenses, net (U)	(445)	8	162
Total costs and expenses	10,953	9,113	10,871
Income (loss) before income taxes	1,199	173	(438)
Provision for income taxes (Q)	629	187	415
Net income (loss)	570	(14)	(853)
Less: Net income attributable to noncontrolling interest	141	156	272
Net income (loss) attributable to Alcoa Corporation	429	(170)	(1,125)
Earnings per share attributable to Alcoa Corporation common shareholders (F):
Basic	$2.30	$(0.91)	$(6.07)
Diluted	$2.26	$(0.91)	$(6.07)

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income

(in millions)

	Alcoa Corporation			Noncontrolling interest			Total
For the year ended December 31,	2021	2020	2019	2021	2020	2019	2021	2020	2019
Net income (loss)	$429	$(170)	$(1,125)	$141	$156	$272	$570	$(14)	$(853)
Other comprehensive income (loss), net of tax (G):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	1,654	(254)	1	54	(11)	(10)	1,708	(265)	(9)
Foreign currency translation adjustments	(229)	(225)	(89)	(93)	(10)	(24)	(322)	(235)	(113)
Net change in unrecognized gains/losses on cash flow hedges	(388)	(176)	(321)	—	(21)	(11)	(388)	(197)	(332)
Total Other comprehensive income (loss), net of tax	1,037	(655)	(409)	(39)	(42)	(45)	998	(697)	(454)
Comprehensive income (loss)	$1,466	$(825)	$(1,534)	$102	$114	$227	$1,568	$(711)	$(1,307)

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Consolidated Balance Sheet

(in millions)

December 31,	2021	2020
Assets
Current assets:
Cash and cash equivalents (P)	$1,814	$1,607
Receivables from customers	757	471
Other receivables	127	85
Inventories (J)	1,956	1,398
Fair value of derivative instruments (P)	14	21
Assets held for sale (C)	—	648
Prepaid expenses and other current assets	358	290
Total current assets	5,026	4,520
Properties, plants, and equipment, net (K)	6,623	7,190
Investments (H)	1,199	1,051
Deferred income taxes (Q)	506	655
Fair value of derivative instruments (P)	7	—
Other noncurrent assets (U)	1,664	1,444
Total Assets	$15,025	$14,860
Liabilities
Current liabilities:
Accounts payable, trade	$1,674	$1,403
Accrued compensation and retirement costs	383	395
Taxes, including income taxes	374	91
Fair value of derivative instruments (P)	274	103
Liabilities held for sale (C)	—	242
Other current liabilities	517	525
Long-term debt due within one year (M & P)	1	2
Total current liabilities	3,223	2,761
Long-term debt, less amount due within one year (M & P)	1,726	2,463
Accrued pension benefits (O)	417	1,492
Accrued other postretirement benefits (O)	650	744
Asset retirement obligations (R)	622	625
Environmental remediation (S)	265	293
Fair value of derivative instruments (P)	1,048	742
Noncurrent income taxes (Q)	191	209
Other noncurrent liabilities and deferred credits (U)	599	515
Total liabilities	8,741	9,844
Contingencies and commitments (S)
Equity
Alcoa Corporation shareholders’ equity:
Common stock (N)	2	2
Additional capital	9,577	9,663
Accumulated deficit	(315)	(725)
Accumulated other comprehensive loss (G)	(4,592)	(5,629)
Total Alcoa Corporation shareholders’ equity	4,672	3,311
Noncontrolling interest (A)	1,612	1,705
Total equity	6,284	5,016
Total Liabilities and Equity	$15,025	$14,860

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Cash Flows

(in millions)

For the year ended December 31,	2021	2020	2019
Cash from Operations
Net income (loss)	$570	$(14)	$(853)
Adjustments to reconcile net income (loss) to cash from operations:
Depreciation, depletion, and amortization	664	653	713
Deferred income taxes (Q)	147	(26)	15
Equity earnings, net of dividends (H)	(138)	20	21
Restructuring and other charges, net (D)	1,128	104	1,031
Net gain from investing activities—asset sales (U)	(354)	(173)	(3)
Net periodic pension benefit cost (O)	47	138	119
Stock-based compensation (N)	39	25	30
Provision for bad debt expense	1	2	21
Premium paid on early redemption of debt	43	—	—
Other	24	32	30
Changes in assets and liabilities, excluding effects of divestitures and foreign currency translation adjustments:
(Increase) decrease in receivables	(414)	16	283
(Increase) decrease in inventories (J)	(639)	122	137
(Increase) decrease in prepaid expenses and other current assets	(41)	17	27
Increase (decrease) in accounts payable, trade	354	25	(153)
(Decrease) in accrued expenses	(38)	(153)	(175)
Increase (decrease) in taxes, including income taxes	301	119	(330)
Pension contributions (O)	(579)	(343)	(173)
(Increase) in noncurrent assets	(160)	(82)	(24)
(Decrease) in noncurrent liabilities	(35)	(88)	(30)
Cash provided from operations	920	394	686
Financing Activities
Additions to debt (original maturities greater than three months) (M)	495	739	—
Payments on debt (original maturities greater than three months) (M)	(1,294)	(1)	(7)
Proceeds from the exercise of employee stock options (N)	25	1	2
Repurchase of common stock (N)	(150)	—	—
Dividends paid on Alcoa common stock (N)	(19)	—	—
Financial contributions for the divestiture of businesses (C)	(17)	(38)	(12)
Contributions from noncontrolling interest (A)	21	24	51
Distributions to noncontrolling interest	(215)	(207)	(472)
Other	(4)	(4)	(6)
Cash (used for) provided from financing activities	(1,158)	514	(444)
Investing Activities
Capital expenditures	(390)	(353)	(379)
Proceeds from the sale of assets and businesses (C)	966	198	23
Additions to investments (H)	(11)	(12)	(112)
Cash provided from (used for) investing activities	565	(167)	(468)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(13)	(14)	(7)
Net change in cash and cash equivalents and restricted cash	314	727	(233)
Cash and cash equivalents and restricted cash at beginning of year	1,610	883	1,116
Cash and cash equivalents and restricted cash at end of year	$1,924	$1,610	$883

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Changes in Consolidated Equity

(in millions)

	Alcoa Corporation shareholders
	Common stock	Additional capital	Retained earnings (deficit)	Accumulated other compre- hensive loss	Noncontrolling interest	Total equity
Balance at December 31, 2018	$2	$9,611	$570	$(4,565)	$1,970	$7,588
Net (loss) income	—	—	(1,125)	—	272	(853)
Other comprehensive loss (G)	—	—	—	(409)	(45)	(454)
Stock-based compensation (N)	—	30	—	—	—	30
Common stock issued: Compensation plans (N)	—	2	—	—	—	2
Contributions	—	—	—	—	51	51
Distributions	—	—	—	—	(472)	(472)
Other	—	(4)	—	—	(2)	(6)
Balance at December 31, 2019	2	9,639	(555)	(4,974)	1,774	5,886
Net (loss) income	—	—	(170)	—	156	(14)
Other comprehensive loss (G)	—	—	—	(655)	(42)	(697)
Stock-based compensation (N)	—	25	—	—	—	25
Common stock issued: Compensation plans (N)	—	1	—	—	—	1
Contributions	—	—	—	—	24	24
Distributions	—	—	—	—	(207)	(207)
Other	—	(2)	—	—	—	(2)
Balance at December 31, 2020	2	9,663	(725)	(5,629)	1,705	5,016
Net income	—	—	429	—	141	570
Other comprehensive loss (G)	—	—	—	1,037	(39)	998
Stock-based compensation (N)	—	39	—	—	—	39
Common stock issued: Compensation plans (N)	—	25	—	—	—	25
Repurchase of common stock (N)	—	(150)	—	—	—	(150)
Dividends paid on Alcoa common stock (N)	—	—	(19)	—	—	(19)
Contributions	—	—	—	—	21	21
Distributions	—	—		—	(215)	(215)
Other	—	—	—	—	(1)	(1)
Balance at December 31, 2021	$2	$9,577	$(315)	$(4,592)	$1,612	$6,284

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and subsidiaries

Notes to the Consolidated Financial Statements

(dollars in millions, except per-share amounts; metric tons in thousands (kmt))

A. Basis of Presentation

Alcoa Corporation (or the Company) is a vertically integrated aluminum company comprised of bauxite mining, alumina refining, aluminum production (smelting and casting), and energy generation. Through direct and indirect ownership, the Company has 28 operating locations in nine countries around the world, situated primarily in Australia, Brazil, Canada, Iceland, Norway, Spain, and the United States.

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

Basis of Presentation. The Consolidated Financial Statements of Alcoa Corporation are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). In accordance with GAAP, certain situations require management to make estimates based on judgments and assumptions, which may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They also may affect the reported amounts of revenues and expenses during the reporting periods. Management uses historical experience and all available information to make these estimates. Management regularly evaluates the judgments and assumptions used in its estimates, and results could differ from those estimates upon future events and their effects or new information.

Principles of Consolidation. The Consolidated Financial Statements of the Company include the accounts of Alcoa Corporation and companies in which Alcoa Corporation has a controlling interest, including those that comprise the Alcoa World Alumina & Chemicals (AWAC) joint venture (see below). Intercompany transactions have been eliminated. The equity method of accounting is used for investments in affiliates and other joint ventures over which the Company has significant influence but does not have effective control. Investments in affiliates in which Alcoa Corporation cannot exercise significant influence are accounted for using the cost method.

AWAC is an unincorporated global joint venture between Alcoa Corporation and Alumina Limited and consists of several affiliated operating entities, which own, have an interest in, or operate the bauxite mines and alumina refineries within the Company’s Bauxite and Alumina segments (except for the Poços de Caldas mine and refinery, portions of the São Luís refinery and investment in Mineração Rio do Norte S.A., all in Brazil) and a portion (55%) of the Portland smelter (Australia) within the Company’s Aluminum segment. Alcoa Corporation owns 60% and Alumina Limited owns 40% of these individual entities, which are consolidated by the Company for financial reporting purposes and include Alcoa of Australia Limited (AofA), Alcoa World Alumina LLC (AWA), Alcoa World Alumina Brasil Ltda. (AWAB), and Alúmina Española, S.A. (Española). Alumina Limited’s interest in the equity of such entities is reflected as Noncontrolling interest on the accompanying Consolidated Balance Sheet.

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

Restricted Cash. Restricted cash is included with Cash and cash equivalents when reconciling the Cash and cash equivalents and restricted cash at beginning of year and Cash and cash equivalents and restricted cash at end of year on the accompanying Statement of Consolidated Cash Flows (see Note U for a reconciliation Cash and cash equivalents and restricted cash).

Inventory Valuation. Inventories are carried at the lower of cost or net realizable value, with the cost of inventories principally determined under the average cost method.

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

	Structures	Machinery and equipment
Bauxite mining	33	17
Alumina refining	28	29
Aluminum smelting and casting	37	23
Energy generation	33	24

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

Assets held for sale. Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, the Company ceases depreciation and reports long-lived assets and/or the assets and liabilities of the disposal group, if material, in the line items Assets held for sale and Liabilities held for sale, respectively, in the Consolidated Balance Sheet. Current or noncurrent classification is determined based on the planned use of the proceeds and timing of transaction. The Company will measure a long-lived asset or disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the fair value less any costs to sell is less than the carrying value of a long-lived asset or disposal group. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale (see Note C).

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

The Company made a policy election not to record any non-lease components of a lease agreement in the lease liability. Variable lease payments are not presented as part of the ROU asset or liability recorded at the inception of a contract. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. For finance leases, interest expense is recognized on the lease liability and the ROU asset is amortized over the lease term.

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

Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. The Company has four reporting units, of which two are included in the Aluminum segment (smelting/casting and energy generation). The remaining two reporting units are the Bauxite and Alumina segments. Of these four reporting units, only Bauxite and Alumina contain goodwill (see Note L).

Goodwill is tested for impairment by assessing qualitative factors to determine whether it is more likely than not (greater than 50%) that the fair value of the reporting unit is less than its carrying amount or performing a quantitative assessment using a discounted cash flow model. If the qualitative assessment indicates a possible impairment, then a quantitative impairment test is performed to determine the fair value of the reporting unit using a discounted cash flow method. Otherwise, no further analysis is required.

Under the quantitative assessment, the evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. In the event the estimated fair value of a reporting unit is less than the carrying value, an impairment loss equal to the excess of the reporting unit’s carrying value over its fair value not to exceed the total amount of goodwill applicable to that reporting unit would be recognized.

Alcoa’s policy for its annual review of goodwill is to perform the quantitative impairment test for each of its two reporting units that contain goodwill at least once during every three-year period.

Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited. The following table details the weighted average useful lives of software and other intangible assets by type of operation (numbers in years):

	Software	Other intangible assets
Bauxite mining	3	—
Alumina refining	6	3
Aluminum smelting and casting	3	40
Energy generation	3	29

Asset Retirement Obligations. Alcoa recognizes asset retirement obligations (AROs) related to legal obligations associated with the standard operation of bauxite mines, alumina refineries, and aluminum smelters. These AROs consist primarily of costs associated with mine reclamation, closure of bauxite residue areas, spent pot lining and regulated waste materials disposal, and landfill closure. Additionally, costs are recorded as AROs upon management’s decision to permanently close and demolish certain structures and for any significant lease restoration obligations. The fair values of these AROs are recorded on a discounted basis at the time the obligation is incurred and accreted over time for the change in present value; related accretion is recorded as a component of Cost of goods sold. Additionally, the Company capitalizes asset retirement costs by increasing the carrying amount of the related long-lived assets and depreciating these assets over their remaining useful life. Certain conditional asset retirement obligations related to alumina refineries, aluminum smelters, and energy generation facilities have not been recorded in the Consolidated Financial Statements due to uncertainties surrounding the ultimate settlement date. The fair value of these asset retirement obligations will be recorded when a reasonable estimate of the ultimate settlement date can be made. Subsequent adjustments to estimates of previously established AROs for current operations are capitalized by increasing the carrying amount of the related long-lived assets and depreciating these assets over their remaining useful life. Adjustments to estimates of AROs for closed locations are charged to Restructuring and other charges, net on the accompanying Statement of Consolidated Operations.

Environmental Matters. Environmental related expenditures for current operations are expensed as a component of Cost of goods sold or capitalized, as appropriate. Expenditures relating to existing conditions caused by past operations, generally for closed locations which will not contribute to future revenues, are charged to Restructuring and other charges, net. Liabilities are recorded when remediation costs are probable and can be reasonably estimated. In instances where the Company has ongoing monitoring and maintenance responsibilities, it is Alcoa’s policy to maintain a reserve equal to five years of expected costs. The liability is continuously reviewed and adjusted to reflect current remediation progress, rate and pricing changes, actual volumes of material requiring management, changes to the original assumptions regarding how the site was to be remediated, and other factors that may be relevant, including changes in technology or regulations. The estimates may also include costs related to other potentially responsible parties to the extent that Alcoa has reason to believe such parties will not fully pay their proportionate share.

Litigation Matters. For asserted claims and assessments, liabilities are recorded when an unfavorable outcome of a matter is deemed to be probable and the loss is reasonably estimable. With respect to unasserted claims or assessments, liabilities are recorded when the probability that an assertion will be made is likely, an unfavorable outcome of the matter is deemed to be probable, and the loss is reasonably estimable. Legal matters are reviewed on a continuous basis to determine if there has been a change in management’s judgment regarding the likelihood of an unfavorable outcome or the estimate of a potential loss. Legal costs, which are primarily for general litigation, environmental compliance, tax disputes, and general corporate matters, are expensed as incurred.

Revenue Recognition. The Company recognizes revenue when it satisfies a performance obligation(s) in accordance with the provisions of a customer order or contract. This is achieved when control of the product has been transferred to the customer, which is generally determined when title, ownership, and risk of loss pass to the customer, all of which occurs upon shipment or delivery of the product. The shipping terms vary across all businesses and depend on the product, the country of origin, and the type of transportation. Accordingly, the sale of Alcoa’s products to its customers represent single performance obligations for which revenue is recognized at a point in time. Revenue is based on the consideration the Company expects to receive in exchange for its products. Returns and other adjustments have not been material. Based on the foregoing, no significant judgment is required to determine when control of a product has been transferred to a customer.

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

Cost of goods sold. The Company includes the following in Cost of goods sold: operating costs of our three segments, excluding depreciation, depletion, and amortization, but including all production related costs: raw materials consumed; purchases of metal for consumption or trade; conversion costs, such as labor, materials, and utilities; equity earnings of certain investments integral to the Company’s supply chain; and plant administrative expenses. Also included in Cost of goods sold are: costs related to the Transformation function, which focuses on the management of expenses and obligations of previously closed operations; pension and other postretirement benefit service cost for employees maintaining closed locations; and other costs not included in the operating costs of the segments.

Selling, general administrative, and other expenses. The Company includes the costs of corporate-wide functional support in Selling, general administrative, and other expenses. Such costs include: executive; sales; marketing; strategy; operations administration; finance; information technology; legal; human resources; and government affairs and communications.

Stock-Based Compensation. Compensation expense for employee equity grants is recognized using the non-substantive vesting period approach, in which the expense is recognized ratably over the requisite service period based on the grant date fair value. The fair value of stock options is estimated on the date of grant using a lattice pricing model. The fair value of performance stock units containing a market condition is valued using a Monte Carlo valuation model. Determining the fair value at the grant date requires judgment, including estimates for the average risk-free interest rate, dividend yield, volatility, annual forfeiture rate, and exercise behavior. These assumptions may differ significantly between grant dates because of changes in the actual results of these inputs that occur over time.

Refer to Note N for more information regarding stock-based compensation.

Pension and Other Postretirement Benefits. Alcoa sponsors several defined benefit pension plans, and health care and life insurance postretirement benefit plans. The Company recognizes on a plan-by-plan basis the net funded status of these pension and postretirement benefit plans as either an asset or a liability on its Consolidated Balance Sheet. The net funded status represents the difference between the fair value of each plan’s assets and the benefit obligation of the respective plan. The benefit obligation represents the present value of the estimated future benefits the Company currently expects to pay to plan participants based on past service. Unrecognized gains and losses related to the plans are deferred in Accumulated other comprehensive loss on the Consolidated Balance Sheet until amortized into net income.

The plan assets and benefit obligations are measured at the end of each year or more frequently, upon the occurrence of certain events such as a significant plan amendment, settlement, or curtailment. For interim plan remeasurements, it is the Company’s policy to record the related accounting impacts within the same quarter as the triggering event.

The amounts Alcoa records are measured using actuarial methodologies and incorporate significant assumptions, as described in Part II Item 7 of this Form 10-K in Critical Accounting Policies and Estimates. A change in one or a combination of these assumptions, or the effects of actual results differing from assumptions, could have a material impact on Alcoa’s projected benefit obligation. These changes or differences are recorded in Accumulated other comprehensive loss and are amortized into net income as a component of the net periodic benefit cost (income) over the average future working lifetime or average remaining life expectancy, as appropriate, of the plan’s participants.

One-time accounting impacts, such as curtailment and settlement charges (gains), are recognized immediately and are reclassified from Accumulated other comprehensive loss to Restructuring and other charges, net on the accompanying Statement of Consolidated Operations.

Refer to Note O for more information regarding pension and other postretirement benefits including accounting impacts of current year actions.

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

The Company accounts for hedges of foreign currency exposures and certain forecasted transactions as cash flow hedges. The fair values of the derivatives are recorded as assets and liabilities in the Consolidated Balance Sheet. The changes in the fair values of these derivatives are recorded in Other comprehensive income (loss) and are reclassified to Sales, Cost of goods sold, or Other (income) expenses, net in the period in which earnings are impacted by the hedged items or in the period that the transaction no longer qualifies as a cash flow hedge. These contracts cover the same periods as known or expected exposures, generally not exceeding five years.

If no hedging relationship is designated, the derivative is marked to market through Other (income) expenses, net.

Cash flows from derivatives are recognized in the Statement of Consolidated Cash Flows in a manner consistent with the underlying transactions.

Income Taxes. The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, the provision for income taxes represents income taxes paid or payable (or received or receivable) for the current year plus the change in deferred taxes during the year. Deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid, result from differences between the financial and tax bases of Alcoa’s assets and liabilities and are adjusted for changes in tax rates and tax laws when enacted.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not (greater than 50%) that a tax benefit will not be realized. In evaluating the need for a valuation allowance, management applies judgement in assessing all available positive and negative evidence and considers all potential sources of taxable income. Deferred tax assets for which no valuation allowance is recorded may not be realized upon changes in facts and circumstances, resulting in a future charge to establish a valuation allowance. Existing valuation allowances are re-examined under the same standards of positive and negative evidence. If it is determined that it is more likely than not that a deferred tax asset will be realized, the appropriate amount of the valuation allowance, if any, is released. Deferred tax assets and liabilities are also re-measured to reflect changes in underlying tax rates due to law changes and the granting and lapse of tax holidays.

Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the statute of limitation has expired or the appropriate taxing authority has completed their examination even though the statute of limitations remains open. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized.

Foreign Currency. The local currency is the functional currency for Alcoa’s significant operations outside the United States, except for certain operations in Canada and Iceland, and a holding and trading company in the Netherlands, where the U.S. dollar is used as the functional currency. The determination of the functional currency for Alcoa’s operations is made based on the appropriate economic and management indicators. Where local currency is the functional currency, assets and liabilities are translated into U.S. dollars using year-end exchange rates and income and expenses are translated using the average exchange rates for the reporting period. Unrealized foreign currency translation gains and losses are deferred in Accumulated other comprehensive loss on the Consolidated Balance Sheet.

Recently Adopted Accounting Guidance. On January 1, 2021, the Company adopted ASU 2019-12, Income Taxes (Topic 740); the adoption did not have a material impact on the Company’s Consolidated Financial Statements.

Recently Issued Accounting Guidance. In March 2020 and January 2021, the FASB issued ASU No. 2020-04 and ASU No. 2021-01, respectively. Together, the ASUs provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The Company is working to transition from LIBOR to alternative reference rates. Management has identified a total company inventory of affected financial instruments and contracts, has taken action to transition certain legacy contracts linked to LIBOR to alternative reference rates, and intends to utilize alternative reference rates for new contracts after 2021. The transition from LIBOR will not have a material impact to Alcoa.

C. Divestitures and Held for Sale

Divestitures.

Rockdale Site

During the fourth quarter of 2021, the Company completed the sale of land and industrial assets at the previously closed Rockdale smelter site in the state of Texas in a transaction valued at $240. Upon closing of the transaction, the Company received $230 in cash and recorded a net gain of $202 in Other (income) expenses, net (pre- and after-tax; see Note U) on the Statement of Consolidated Operations.

Eastalco Site

During the second quarter of 2021, the Company completed the sale of land at the previously closed Eastalco smelter site in the state of Maryland in a transaction valued at $100. Upon closing of the transaction, the Company received $94 in cash and recorded a gain of $90 in Other (income) expenses, net ($90 pre- and $89 after-tax; see Note U) on the Statement of Consolidated Operations.

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

Avilés and La Coruña Aluminum Facilities

In February 2019, the smelters at Avilés and La Coruña (Spain) were curtailed and in July 2019, Alcoa completed the divestiture of the Avilés and La Coruña aluminum facilities to PARTER Capital Group AG (PARTER) in a sale process endorsed by the Spanish government and supported by the workers’ representatives. In 2020, PARTER sold its majority stake in the facilities to an unrelated party. The Company had no knowledge of the subsequent transaction prior to its announcement and has filed a lawsuit claiming that the sale was in breach of the sale agreement between Alcoa and PARTER.

Charges related to the divestiture, curtailment, and employee dismissal process totaled $253 for the year ended December 31, 2019.

Related to the curtailment and employee dismissal process, the Company recorded Restructuring and other charges, net for asset impairments ($80), severance and employee related costs ($20), and contract termination costs ($8); Cost of goods sold primarily for the write down of remaining inventories to their net realizable value ($16); and, Selling, general administrative, and other expenses for miscellaneous charges ($2).

Related to the divestiture, the Company recorded Restructuring and other charges, net, of $127, resulting from financial contributions of up to $95 to the divested entities per the agreement and a net charge of $32 to meet a working capital commitment and write-off the remaining net book value of the facilities’ net assets. See Note D for additional detail.

Ma’aden Rolling Company

In December 2009, Alcoa invested in a joint venture related to the ownership and operation of an integrated aluminum complex (bauxite mine, alumina refinery, aluminum smelter, and rolling mill) in Saudi Arabia. The joint venture is owned 74.9% by the Saudi Arabian Mining Company (Ma’aden) and 25.1% by Alcoa, and originally consisted of three separate companies as follows: the Ma’aden Bauxite and Alumina Company (MBAC; the bauxite mine and alumina refinery), the Ma’aden Aluminium Company (MAC; the aluminum smelter and casthouse), and the Ma’aden Rolling Company (MRC; the rolling mill).

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

Held for Sale.

Warrick Rolling Mill

In November 2020, Alcoa entered into an agreement to sell its rolling mill located at Warrick Operations (Warrick Rolling Mill), an integrated aluminum manufacturing site near Evansville, Indiana (Warrick Operations), to Kaiser Aluminum Corporation (Kaiser).

In March 2021, Alcoa completed the sale for total consideration of approximately $670, which included the assumption of $69 in other postretirement benefit liabilities. The Company recorded a net gain of $30 in Other (income) expenses, net (pre- and after-tax, see Note U) on the Statement of Consolidated Operations. Upon closure, the Company recorded estimated liabilities for future site separation commitments and remaining transaction costs associated with the sales agreement. At December 31, 2021, the remaining reserve was approximately $70, over half of the expected cash outlay is to be spent within the next 12 months, with the remainder to be spent through 2023.

In connection with the transaction, Alcoa and Kaiser entered into a market-based metal supply agreement and a ground lease agreement for the Warrick Rolling Mill property, which Alcoa continues to own. Approximately 1,150 employees at the Warrick Rolling Mill, which includes the casthouse, hot mill, cold mills, and coating and slitting lines, became employees of Kaiser as a result of the transaction. Alcoa continues to own and operate the site’s 269,000 metric ton per year aluminum smelter and the power plant, which together employ approximately 670 people. The remaining Warrick Operations results are included within the Aluminum segment.

At December 31, 2020, the Company had assets and liabilities held for sale of $648 and $242, respectively, related to the transaction, which consisted of the following:

December 31, 2020
Assets
Receivables from customers	$86
Other receivables	6
Inventories	164
Total current assets	256
Properties, plants, and equipment	1,423
Accumulated depreciation	(1,031)
Properties, plants, and equipment, net	392
Total Assets held for sale	$648
Liabilities
Accounts payable, trade	$121
Accrued compensation and retirement costs	5
Other current liabilities	25
Total current liabilities	151
Accrued other postretirement benefits	83
Other noncurrent liabilities	8
Total Liabilities held for sale	$242

D. Restructuring and Other Charges, Net

Restructuring and other charges, net were comprised of the following:

	2021	2020	2019
Settlements and/or curtailments related to retirement benefits (O)	$977	$58	$119
Severance and employee termination costs	1	16	51
Asset impairments	75	2	225
Asset retirement obligations (R)	23	2	75
Environmental remediation (S)	15	1	69
Loss on divestitures	—	—	446
Other	82	36	52
Reversals of previously recorded layoff and other costs	(45)	(11)	(6)
Restructuring and other charges, net	$1,128	$104	$1,031

Severance and employee termination costs were recorded based on approved detailed action plans submitted by the operating locations that specified positions to be eliminated, benefits to be paid under existing severance plans, union contracts or statutory requirements, and the expected timetable for completion of the plans.

2021 Actions. In 2021 Alcoa Corporation recorded Restructuring and other charges, net, of $1,128 which were comprised of the following components:

•	Non-cash settlement charges related to pension and certain other postretirement benefits (see Note O):
o

$858 related to the purchase of group annuity contracts to transfer approximately $1,500 of pension obligations and assets associated with defined benefit pension plans for approximately 14,000 United States retirees and beneficiaries, as well as lump sum settlements;

o

$63 related to the purchase of a group annuity contract to transfer approximately $55 of pension obligations and assets associated with a Suriname pension plan for approximately 800 retirees and beneficiaries;

o	$47 related to certain defined benefit pension benefits;
o	Net $9 related to the settlement and curtailment of certain other postretirement benefits resulting from the sale of the Warrick Rolling Mill;
•	Charges related to portfolio actions taken as part of the Company’s ongoing strategic review (see details below):
o	$80 related to the closure of the previously curtailed aluminum smelter facility in Wenatchee (Washington);
o	$62 related to the agreement reached with the workers at the San Ciprián (Spain) aluminum smelter to curtail smelting capacity;
o	$27 related to the closure of the previously curtailed anode facility in Lake Charles (Louisiana);
•	Other charges:
o	$13 for additional take-or-pay contract costs related to the curtailed Wenatchee (Washington) and Intalco (Washington) smelters;
o	$11 to record additional environmental and asset retirement related reserves (see Note R and Note S);
o	$3 for several other insignificant items;
•	Reversals:
o	$6 for a take-or-pay energy-related obligation at the Alumar smelter no longer required due to the announced restart;
o	$17 related to the divestiture of the Avilés and La Coruña entities (see below); and,
o	$22 due to lower costs for demolition and remediation related to previously established reserves (see Note R and Note S).

In December 2021, the Company announced the two-year curtailment of 228 kmt of smelting capacity at the San Ciprián (Spain) aluminum smelter. The temporary curtailment, which began at the end of January 2022, is the result of an agreement reached with the workers at the site to suspend production due to exorbitant energy prices in Spain. Under the terms of the agreement, the Company is responsible for certain employee and contractual obligations during the curtailment period. As a result, the Company recorded charges of $62 in the fourth quarter of 2021 in Restructuring and other charges, net on the Statement of Consolidated Operations. Additionally, in connection with the agreement, the Company committed to restart the smelter beginning in January of 2024 and has restricted cash of $103 to be made available in the future to cover $68 in capital improvements at the site and $35 in smelter restart costs. Restricted cash is included in Other noncurrent assets on the Consolidated Balance Sheet (see Note U). The San Ciprián smelter will continue to incur operating costs for the casthouse as well as resources to maintain and improve the smelter for restart.

During the fourth quarter of 2021, as part of the Company’s ongoing strategic portfolio review, the Company announced the permanent closure of the Wenatchee (Washington) aluminum smelter. The smelter has been fully curtailed since 2015. Charges related to the closure totaled $90 in the fourth quarter of 2021 and included a charge of $10 for the write down of remaining inventories to net realizable value recorded in Cost of goods sold on the Statement of Consolidated Operations and a charge of $80 recorded in Restructuring and other charges, net on the Statement of Consolidated Operations. The restructuring charges were comprised of: $30 to write-off the remaining net book value of various assets; $23 of asset impairments; $21 to establish reserves related to environmental and demolition obligations; $5 related to take-or-pay contractual obligations; and $1 of severance and employee termination costs from the separation of approximately 10 employees. Cash outlays related to demolition and environmental related activities are expected to be spread over approximately 5 years.

During the third quarter of 2021, as part of the Company’s ongoing strategic portfolio review, the Company announced the decision to permanently close the previously curtailed anode facility in Lake Charles (Louisiana). The anode facility within the Lake Charles site has been fully curtailed since 2015. The Company recorded charges of $27 in the third quarter of 2021, which were recorded in Restructuring and other charges, net on the Statement of Consolidated Operations, comprised of asset impairments of $22 and cash-based charges for closure and asset retirement obligations of $5. Cash outlays related to demolition and environmental related activities are expected within the next year. The Company’s petroleum coke calciner located at the same site in Lake Charles will remain in operation, unaffected by the closure of the anode facility.

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

In September 2019, Alcoa Corporation announced the implementation of a new operating model that resulted in a leaner, more integrated, operator-centric organization. Effective November 1, 2019, the new operating model eliminated the business unit structure, consolidated sales, procurement, and other commercial capabilities at an enterprise level, and streamlined the Executive Team. The new structure reduced overhead with the intention of promoting operational and commercial excellence and increasing connectivity between the Company’s plants and leadership. As a result of the new operating model, Alcoa Corporation recorded a charge of $37 related to employee termination and severance costs for approximately 260 employees company-wide. A Severance and employee termination cost reserve of $27 remained at December 31, 2019. In addition to the employees separated under the program, the Company eliminated 60 positions as open roles or retirements were not replaced. At December 31, 2020, the separations associated with this program were essentially complete and related cash payments of $25 were made during 2020.

In January 2019, Alcoa Corporation reached an agreement with the workers’ representatives at the Avilés and La Coruña (Spain) aluminum facilities as part of the collective dismissal process announced in October 2018 and curtailed the smelters at these two locations, with a combined remaining operating capacity of 124 kmt, in February 2019. In July 2019, Alcoa completed the divestiture of the Avilés and La Coruña aluminum facilities to PARTER (see Note C).

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

Restructuring and other charges, net related to the divestiture of the Avilés and La Coruña entities totaled $127 for the year ended December 31, 2019, for financial contributions of up to $95 to the divested entities per the agreement, a net charge of $32 to meet a working capital commitment and write-off the remaining net book value of the entities’ assets. For the year ended December 31, 2019, net cash outflows related to the transaction were $47. During 2020, financial contributions of $38 were made to the divested entities with a restructuring reserve of $30 remaining at December 31, 2020. During 2021, further financial contributions of $13 were made to the divested entities and the Company reversed the remaining reserve of $17, in accordance with the terms of the agreement, as the period for which the divested entities could incur qualifying capital expenditures had lapsed. Financial contributions made to the divested entities have been classified as Cash used for financing activities on the Company’s Statement of Consolidated Cash Flows.

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

The amendment also defines October 1, 2021 as the date after which Alcoa Corporation is permitted to sell all of its shares in both MBAC and MAC collectively, for which Ma’aden has a right of first refusal. The agreement further outlines that Alcoa Corporation’s call option and Ma’aden’s put option, relating to additional interests in the joint venture, are exercisable for a period of six-months after October 1, 2021. To date, neither partner has exercised their respective put or call options.

The parties maintain their commercial relationship and as part of the agreement, Alcoa Corporation provided sales, logistics, and customer technical services support for MRC products for the North American can sheet market through December 2020. The Company will retain its 25.1% minority interest in MBAC and MAC, and Ma’aden will continue to own a 74.9% interest.

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

Alcoa Corporation does not include Restructuring and other charges, net in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

	2021	2020	2019
Bauxite	$—	$1	$5
Alumina	1	5	272
Aluminum	184	53	611
Segment total	185	59	888
Corporate	943	45	143
Total Restructuring and other charges, net	$1,128	$104	$1,031

Activity and reserve balances for restructuring charges were as follows:

	Severance and employee termination costs	Other costs	Total
Balances at December 31, 2018	$5	$42	$47
Restructuring charges, net	51	161	212
Cash payments	(19)	(99)	(118)
Reversals and other	(2)	(2)	(4)
Balances at December 31, 2019	35	102	137
Restructuring charges, net	16	36	52
Cash payments	(41)	(79)	(120)
Reversals and other	(4)	(2)	(6)
Balances at December 31, 2020	6	57	63
Restructuring charges, net	1	80	81
Cash payments	(4)	(25)	(29)
Reversals and other	—	(22)	(22)
Balances at December 31, 2021	$3	$90	$93

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

The current portion of the reserve balance is reflected in Other current liabilities on the Consolidated Balance Sheet and the noncurrent portion of the reserve balance is reflect in Other noncurrent liabilities and deferred credits on the Consolidated Balance Sheet. The noncurrent portion of the reserve was $43 and $1 at December 31, 2021 and 2020, respectively.

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

Alumina. This segment represents the Company’s worldwide refining system, which processes bauxite into alumina. The alumina produced by this segment is sold primarily to internal and external aluminum smelter customers; a portion of the alumina is sold to external customers who process it into industrial chemical products. Approximately two-thirds of Alumina’s production is sold under supply contracts to third parties worldwide, while the remainder is used internally by the Aluminum segment. Alumina produced by this segment and used internally is transferred to the Aluminum segment at prevailing market prices. A portion of this segment’s third-party sales are completed through the use of alumina traders. Generally, this segment’s sales are transacted in U.S. dollars while costs and expenses are transacted in the local currency of the respective operations, which are the Australian dollar, the Brazilian real, and the euro. Most of the operations that comprise the Alumina segment are part of AWAC (see Principles of Consolidation in Note A). This segment also includes AWAC’s 25.1% ownership interest in a mining and refining joint venture company in Saudi Arabia (see Note H).

Aluminum. This segment consists of the Company’s (i) worldwide smelting and casthouse system, which processes alumina into primary aluminum, and (ii) portfolio of energy assets in Brazil, Canada, and the United States.

Aluminum’s combined smelting and casting operations produce primary aluminum products, nearly all of which are sold to external customers and traders. The smelting operations produce molten primary aluminum, which is then formed by the casting operations into either common alloy ingot (e.g., t-bar, sow, standard ingot) or into value-add ingot products (e.g., foundry, billet, rod, and slab). A variety of external customers purchase the primary aluminum products for use in fabrication operations, which produce products primarily for the transportation, building and construction, packaging, wire, and other industrial markets. Results from the sale of aluminum powder and scrap are also included in this segment, as well as the impacts of embedded aluminum derivatives (see Note P) related to energy supply contracts.

The energy assets supply power to external customers in Brazil and the United States, as well as internal customers in the Aluminum segment (Canadian smelters and Warrick (Indiana) smelter) and, to a lesser extent, the Alumina segment (Brazilian refineries).

On March 31, 2021, Alcoa completed the sale of its rolling mill located at Warrick Operations (Warrick Rolling Mill) an integrated aluminum manufacturing site near Evansville, Indiana (Warrick Operations), to Kaiser Aluminum Corporation (Kaiser) (see Note C). Results from the Warrick Rolling Mill are included in this segment through the first quarter of 2021. Alcoa continues to own and operate the site’s 269,000 metric ton per year aluminum smelter and the power plant, which together employ approximately 670 people. Results from the remaining Warrick Operations site continue to be included within this segment.

Generally, this segment’s aluminum sales are transacted in U.S. dollars while costs and expenses of this segment are transacted in the local currency of the respective operations, which are the U.S. dollar, the euro, the Norwegian krone, the Icelandic króna, the Canadian dollar, the Brazilian real, and the Australian dollar.

This segment also includes Alcoa Corporation’s 25.1% ownership interest in both a smelting (through full year 2021) and rolling mill (through the second quarter of 2019) joint venture company in Saudi Arabia (see Note H).

The operating results, capital expenditures, and assets of Alcoa Corporation’s reportable segments were as follows:

	Bauxite	Alumina	Aluminum	Total
2021
Sales:
Third-party sales	$236	$3,139	$8,766	$12,141
Intersegment sales	711	1,586	18	2,315
Total sales	$947	$4,725	$8,784	$14,456
Segment Adjusted EBITDA	$172	$1,002	$1,879	$3,053
Supplemental information:
Depreciation, depletion, and amortization	$153	$198	$289	$640
Equity income	—	4	116	120
2020
Sales:
Third-party sales	$272	$2,627	$6,365	$9,264
Intersegment sales	941	1,268	12	2,221
Total sales	$1,213	$3,895	$6,377	$11,485
Segment Adjusted EBITDA	$495	$497	$325	$1,317
Supplemental information:
Depreciation, depletion, and amortization	$135	$172	$322	$629
Equity loss	—	(23)	(7)	(30)
2019
Sales:
Third-party sales	$297	$3,250	$6,803	$10,350
Intersegment sales	979	1,561	17	2,557
Total sales	$1,276	$4,811	$6,820	$12,907
Segment Adjusted EBITDA	$504	$1,097	$25	$1,626
Supplemental information:
Depreciation, depletion, and amortization	$120	$214	$346	$680
Equity income (loss)	—	6	(49)	(43)

2021
Assets:
Capital expenditures	$95	$178	$107	$380
Equity investments	234	270	678	1,182
Total assets	1,430	4,385	6,251	12,066
2020
Assets:
Capital expenditures	$127	$103	$111	$341
Equity investments	222	264	546	1,032
Total assets	1,468	4,333	6,214	12,015

The following tables reconcile certain segment information to consolidated totals:

	2021	2020	2019
Sales:
Total segment sales	$14,456	$11,485	$12,907
Elimination of intersegment sales	(2,315)	(2,221)	(2,557)
Other	11	22	83
Consolidated sales	$12,152	$9,286	$10,433

	2021	2020	2019
Net income (loss) attributable to Alcoa Corporation:
Total Segment Adjusted EBITDA	$3,053	$1,317	$1,626
Unallocated amounts:
Transformation(1)	(44)	(45)	(7)
Intersegment eliminations	(101)	(8)	150
Corporate expenses(2)	(129)	(102)	(101)
Provision for depreciation, depletion, and amortization	(664)	(653)	(713)
Restructuring and other charges, net (D)	(1,128)	(104)	(1,031)
Interest expense (U)	(195)	(146)	(121)
Other income (expenses), net (U)	445	(8)	(162)
Other(3)	(38)	(78)	(79)
Consolidated income (loss) before income taxes	1,199	173	(438)
Provision for income taxes (Q)	(629)	(187)	(415)
Net income attributable to noncontrolling interest	(141)	(156)	(272)
Consolidated net income (loss) attributable to Alcoa Corporation	$429	$(170)	$(1,125)

(1)	Transformation includes, among other items, the Adjusted EBITDA of previously closed operations.
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

December 31,	2021	2020
Assets:
Total segment assets	$12,066	$12,015
Elimination of intersegment receivables	(261)	(193)
Unallocated amounts:
Cash and cash equivalents	1,814	1,607
Corporate fixed assets, net	374	453
Corporate goodwill	140	141
Deferred income taxes	506	655
Pension assets	164	—
Other	222	182
Consolidated assets	$15,025	$14,860

Product Information

Alcoa Corporation has four product divisions and one divested product division as follows:

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

Primary aluminum—Primary aluminum is metal in the form of a common alloy ingot or a value-add ingot (e.g., foundry, billet, rod, and slab). These products are sold primarily to customers, that produce products for the transportation, building and construction, packaging, wire, and other industrial markets, and traders.

Energy—Energy is the generation of electricity, which is sold in the wholesale market to traders, large industrial consumers, distribution companies, and other generation companies.

Flat-rolled aluminum—Flat-rolled aluminum is metal in the form of sheet, which is sold primarily to customers that produce beverage and food cans, including body, tab, and end stock. As noted above, the Company sold the Warrick Rolling Mill in the first quarter of 2021 which represented the Company’s only Flat-rolled aluminum asset. The results of the Warrick Rolling Mill are included in this product division through the first quarter of 2021.

The following table represents the general commercial profile of the Company’s Bauxite, Alumina, and Primary aluminum product divisions (see text below table for Energy):

Product division	Pricing components	Shipping terms(3)	Payment terms(4)
Bauxite	Negotiated	FOB/CIF	LC Sight
Alumina:
Smelter-grade	API(1)/spot/fixed	FOB/CIF	LC Sight/CAD/Net 30 days
Non-metallurgical	Negotiated	FOB/CIF	Net 30 days
Primary aluminum:
Common alloy ingot	LME + Regional premium(2)	DAP/CIF	Net 30 to 45 days/CAD
Value-add ingot	LME + Regional premium + Product premium(2)	DAP/CIF	Net 30 to 45 days

(1)

API (Alumina Price Index) is a pricing mechanism that is calculated by the Company based on the weighted average of a prior month’s daily spot prices published by the following three indices: CRU Metallurgical Grade Alumina Price, Platts Metals Daily Alumina PAX Price, and FastMarkets Metal Bulletin Non-Ferrous Metals Alumina Index.

(2)

LME (London Metal Exchange) is a globally recognized exchange for commodity trading, including aluminum. The LME pricing component represents the underlying base metal component, based on quoted prices for aluminum on the exchange. The regional premium represents the incremental price over the base LME component that is associated with the physical delivery of metal to a particular region (e.g., the Midwest premium for metal sold in the United States). The product premium represents the incremental price for receiving physical metal in a particular shape or alloy.

(3)

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

(4)

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

The following table details Alcoa Corporation’s Third-party sales by product division:

	2021	2020	2019
Sales:
Primary aluminum	$8,420	$5,190	$5,426
Alumina	3,125	2,624	3,246
Flat-rolled aluminum(1)	320	1,115	1,220
Energy	286	141	290
Bauxite	207	238	276
Other(2)	(206)	(22)	(25)
	$12,152	$9,286	$10,433

(1)	Flat-rolled aluminum represented sales of the Warrick Rolling Mill through the sale of the facility on March 31, 2021 (see Note C).
(2)	Other includes realized gains and losses related to embedded derivative instruments designated as cash flow hedges of forward sales of aluminum (see Note P).

Geographic Area Information

Geographic information for Third-party sales was as follows (based upon the country where the point of sale originated):

	2021	2020	2019
Sales:
United States(1)	$5,290	$4,246	$4,606
Netherlands(2)	2,644	—	—
Australia	2,092	1,884	2,249
Spain(3)	1,465	2,766	3,077
Brazil	610	346	428
Canada	11	31	5
Other	40	13	68
	$12,152	$9,286	$10,433

(1)

Sales of a portion of the alumina from refineries in Australia and Brazil and most of the aluminum from smelters in Canada occurred in the United States. Additionally, sales of aluminum off-take related to an interest in the Saudi Arabia joint venture (see Note H) occurred in the United States beginning at the end of the third quarter of 2021.

(2)	Sales of the aluminum produced from smelters in Iceland and Norway occurred in the Netherlands beginning at the end of the first quarter of 2021.
(3)

Sales of the aluminum produced from smelters in Iceland and Norway occurred in Spain through most of the first quarter of 2021 and in the Netherlands thereafter. Sales of aluminum off-take related to an interest in the Saudi Arabia joint venture (see Note H), occurred in Spain through most of the third quarter of 2021 and in the United States thereafter.

Geographic information for long-lived assets was as follows (based upon the physical location of the assets):

December 31,	2021	2020
Long-lived assets:
Australia	$2,091	$2,282
Brazil	1,118	1,215
Iceland	1,048	1,102
Canada	958	1,002
United States	874	1,009
Norway	338	357
Spain	193	218
Other	3	5
	$6,623	$7,190

F. Earnings Per Share

Basic earnings per share (EPS) amounts are computed by dividing Net income (loss) attributable to Alcoa Corporation by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding.

The share information used to compute basic and diluted EPS attributable to Alcoa Corporation common shareholders was as follows (shares in millions):

	2021	2020	2019
Average shares outstanding—basic	186	186	185
Effect of dilutive securities:
Stock options	—	—	—
Stock units	4	—	—
Average shares outstanding—diluted	190	186	185

Options to purchase less than two hundred thousand shares of common stock outstanding as of December 31, 2021 at a weighted average exercise price of $38.67 per share were not included in the computation of diluted EPS because the exercise prices of these options were greater than the annual average market price of Alcoa Corporation’s common stock.

In 2020, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive. Had Alcoa generated net income in 2020, one million common share equivalents related to five million outstanding stock units and stock options combined would have been included in diluted average shares outstanding for the respective period. Options to purchase two million shares of common stock outstanding at December 31, 2020 had a weighted average exercise price of $26.85 per share which was greater than the annual average market price per share of Alcoa Corporation’s common stock.

In 2019, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive. Had Alcoa generated net income in 2019, one million common share equivalents related to four million outstanding stock units and stock options combined would have been included in diluted average shares outstanding for the respective period. Options to purchase two million shares of common stock outstanding at December 31, 2019 had a weighted average exercise price of $32.66 per share which was greater than the annual average market price per share of Alcoa Corporation’s common stock.

G. Accumulated Other Comprehensive Loss

The following table details the activity of the three components that comprise Accumulated other comprehensive loss for both Alcoa Corporation’s shareholders and noncontrolling interest:

	Alcoa Corporation			Noncontrolling interest
	2021	2020	2019	2021	2020	2019
Pension and other postretirement benefits (O)
Balance at beginning of period	$(2,536)	$(2,282)	$(2,283)	$(67)	$(56)	$(46)
Other comprehensive income (loss):
Unrecognized net actuarial gain (loss) and prior service cost/benefit	550	(545)	(309)	30	(19)	(14)
Tax (expense) benefit	(37)	31	28	(6)	3	—
Total Other comprehensive income (loss) before reclassifications, net of tax	513	(514)	(281)	24	(16)	(14)
Amortization of net actuarial loss and prior service cost/benefit(1)	1,144	269	299	30	6	5
Tax expense(2)	(3)	(9)	(17)	—	(1)	(1)
Total amount reclassified from Accumulated other comprehensive loss, net of tax(6)	1,141	260	282	30	5	4
Total Other comprehensive income (loss)	1,654	(254)	1	54	(11)	(10)
Balance at end of period	$(882)	$(2,536)	$(2,282)	$(13)	$(67)	$(56)

Foreign currency translation
Balance at beginning of period	$(2,385)	$(2,160)	$(2,071)	$(844)	$(834)	$(810)
Other comprehensive loss	(229)	(225)	(89)	(93)	(10)	(24)
Balance at end of period	$(2,614)	$(2,385)	$(2,160)	$(937)	$(844)	$(834)

Cash flow hedges (P)
Balance at beginning of period	$(708)	$(532)	$(211)	$(1)	$20	$31
Other comprehensive loss:
Net change from periodic revaluations	(782)	(345)	(437)	(2)	(36)	20
Tax benefit (expense)	140	74	83	1	10	(6)
Total Other comprehensive (loss) income before reclassifications, net of tax	(642)	(271)	(354)	(1)	(26)	14
Net amount reclassified to earnings:
Aluminum contracts(3)	288	66	44	—	—	—
Financial contracts(4)	2	15	(43)	1	6	(35)
Foreign exchange contracts(3)	(3)	20	18	—	—	—
Interest rate contracts(5)	8	5	4	1	—	—
Sub-total	295	106	23	2	6	(35)
Tax (expense) benefit(2)	(41)	(11)	10	(1)	(1)	10
Total amount reclassified from Accumulated other comprehensive loss, net of tax(6)	254	95	33	1	5	(25)
Total Other comprehensive loss	(388)	(176)	(321)	—	(21)	(11)
Balance at end of period	$(1,096)	$(708)	$(532)	$(1)	$(1)	$20

Total Accumulated other comprehensive loss	$(4,592)	$(5,629)	$(4,974)	$(951)	$(912)	$(870)

(1)

These amounts were included in the computation of net periodic benefit cost for pension and other postretirement benefits. The amounts related to settlements and/or curtailments of certain pension and other postretirement benefits for Alcoa Corporation include $952, $55, and $116 for the years ended December 31, 2021, 2020, and 2019, respectively. The amounts related to settlements and/or curtailments of certain pension and other postretirement benefits for Noncontrolling interest include $25, $3, and $3 for the years ended December 31, 2021, 2020, and 2019, respectively (see Note O).

(2)	These amounts were reported in Provision for income taxes on the accompanying Statement of Consolidated Operations.
(3)	These amounts were reported in Sales on the accompanying Statement of Consolidated Operations.
(4)	These amounts were reported in Cost of goods sold on the accompanying Statement of Consolidated Operations.
(5)	These amounts were included in Other (income) expenses, net on the accompanying Statement of Consolidated Operations.
(6)	A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings.

H. Investments

December 31,	2021	2020
Equity investments	$1,189	$1,041
Other investments	10	10
	$1,199	$1,051

Equity Investments. The following table summarizes information of Alcoa Corporation’s equity investments as of December 31, 2021 and 2020. In 2021, 2020, and 2019, Alcoa Corporation received $50, $44, and $39, respectively, in dividends from these equity investments. Each of the investees either owns the facility listed or has an ownership interest in an entity that owns the facility listed:

Investee	Country	Nature of investment	Income Statement Location of Equity Earnings	Ownership interest
Ma’aden Aluminum Company	Saudi Arabia	Aluminum smelter and casthouse	Other (income) expenses, net	25.1%
Ma’aden Bauxite and Alumina Company	Saudi Arabia	Bauxite mine and alumina refinery	Other (income) expenses, net	25.1%
Halco Mining, Inc.	Guinea	Bauxite mine	Cost of goods sold	45%
Energética Barra Grande S.A.	Brazil	Hydroelectric generation facility	Cost of goods sold	42.18%
Pechiney Reynolds Quebec, Inc.	Canada	Aluminum smelter	Cost of goods sold	50%
Consorcio Serra do Facão	Brazil	Hydroelectric generation facility	Cost of goods sold	34.97%
Mineração Rio do Norte S.A.	Brazil	Bauxite mine	Cost of goods sold	18.2%
Manicouagan Power Limited Partnership	Canada	Hydroelectric generation facility	Cost of goods sold	40%
ELYSISTM Limited Partnership	Canada	Aluminum smelting technology	Other (income) expenses, net	48.235%

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

A number of Alcoa Corporation employees perform various types of services for the smelting and mining and refining companies as part of the operation of the fully integrated aluminum complex. At December 31, 2021 and 2020, the Company had an aggregate outstanding receivable of $2 and $5, respectively, from the smelting, rolling mill, and mining and refining companies for labor and other employee-related expenses.

As of December 31, 2021 and 2020, the carrying value of Alcoa’s investment in this joint venture was $687 and $559, respectively.

ELYSISTM Limited Partnership—In June 2018, Alcoa Corporation, Rio Tinto Alcan Inc. (Rio Tinto), and Investissement Québec, a company wholly-owned by the Government of Québec, Canada, launched a new joint venture, ELYSISTM Limited Partnership (ELYSISTM). The purpose of this partnership is to advance larger scale development and commercialization of its patent-protected technology that produces oxygen and eliminates all direct greenhouse gas emissions from the traditional aluminum smelting process. Alcoa and Rio Tinto plc, as general partners, each own a 48.235% stake in ELYSISTM, and the Québec provincial government, as a limited partner, owns a 3.53% stake. The federal government of Canada and Apple Inc., as well as the Québec provincial government, are providing initial financing to the partnership.

The total planned combined investment (equity and debt) of the five participants in the joint venture was updated in the fourth quarter of 2021 to $289 (C$369). Alcoa and Rio Tinto plc will each invest $76 (C$97) in the joint venture, as well as contribute and license certain intellectual property and patents to ELYSISTM. Through December 31, 2021, the Company has contributed $23 (C$30) toward its investment commitment in ELYSISTM. In addition to cash contributions, Alcoa is contributing approximately $3 annually to cover overhead expenses incurred by Alcoa and charged to the joint venture. The Company’s basis in the investment has been reduced to zero for its share of losses incurred to date. As a result, the Company has $55 in unrecognized losses as of December 31, 2021 that will be recognized upon additional contributions into the partnership.

The following table summarizes the profit and loss data for the respective periods ended December 31, as it relates to Alcoa Corporation’s equity investments. Information shown for the Saudi Arabia Joint Venture for 2021 and 2020 includes the combined balances for MAC and MBAC. For 2019, the information shown for the Saudi Arabia Joint Venture includes the full period for both MAC and MBAC, and the data for MRC through the divestiture date. The investments are grouped based on the nature of the investment. The Mining investments are part of the Bauxite segment, while the Energy and Other investments are primarily part of the Aluminum segment.

	Saudi Arabia Joint Venture	Mining	Energy	Other
2021
Sales	$3,127	$794	$264	$404
Cost of goods sold	2,083	571	135	365
Net (loss) income	495	30	114	(42)
Equity in net income (loss) of affiliated companies, before reconciling adjustments	124	18	45	(20)
Other	(8)	5	(1)	25
Alcoa Corporation’s equity in net (loss) income of affiliated companies	116	23	44	5
2020
Sales	$2,279	$841	$238	$316
Cost of goods sold	1,829	543	107	283
Net (loss) income	(108)	46	74	(24)
Equity in net (loss) income of affiliated companies, before reconciling adjustments	(27)	23	31	(11)
Other	(7)	(1)	2	14
Alcoa Corporation’s equity in net (loss) income of affiliated companies	(34)	22	33	3
2019
Sales	$3,185	$846	$269	$159
Cost of goods sold	2,722	580	143	151
Net (loss) income	(198)	35	107	(28)
Equity in net (loss) income of affiliated companies, before reconciling adjustments	(50)	16	42	(13)
Other	3	5	1	16
Alcoa Corporation’s equity in net (loss) income of affiliated companies	(47)	21	43	3

The following table summarizes the balance sheet data for Alcoa Corporation’s equity investments.

	Saudi Arabia Joint Venture	Mining	Energy	Other
2021
Current assets	$1,748	$142	$96	$246
Noncurrent assets	7,330	852	316	755
Current liabilities	956	158	17	95
Noncurrent liabilities	5,018	331	27	73
2020
Current assets	$1,099	$143	$119	$219
Noncurrent assets	7,648	828	401	757
Current liabilities	794	206	27	66
Noncurrent liabilities	5,347	331	113	62

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

On November 8, 2021, the Company terminated the Receivables Purchase Agreement. No receivables were sold under this agreement.

J. Inventories

December 31,	2021	2020
Finished goods	$538	$321
Work-in-process	85	112
Bauxite and alumina	539	412
Purchased raw materials	619	377
Operating supplies	175	176
	$1,956	$1,398

Inventories related to the Warrick Rolling Mill were excluded from the December 31, 2020 balances in the above table due to the sale of the rolling mill and were reclassified to Assets held for sale (see Note C).

K. Properties, Plants, and Equipment, Net

December 31,	2021	2020
Land and land rights, including mines	$264	$320
Structures (by type of operation):
Bauxite mining	1,148	1,119
Alumina refining	2,400	2,474
Aluminum smelting and casting	3,298	3,447
Energy generation	339	360
Other	340	350
	7,525	7,750
Machinery and equipment (by type of operation):
Bauxite mining	565	517
Alumina refining	3,946	4,180
Aluminum smelting and casting	5,877	6,111
Energy generation	836	844
Other	452	465
	11,676	12,117
	19,465	20,187
Less: accumulated depreciation, depletion, and amortization	13,130	13,332
	6,335	6,855
Construction work-in-progress	288	335
	$6,623	$7,190

Properties, plants, and equipment, net related to the Warrick Rolling Mill were excluded from the December 31, 2020 balances in the above table due to the sale of the rolling mill and were reclassified to Assets held for sale (see Note C).

L. Goodwill and Other Intangible Assets

Goodwill, which is included in Other noncurrent assets on the accompanying Consolidated Balance Sheet, was as follows:

December 31,	2021	2020
Bauxite	$2	$2
Alumina	2	2
Aluminum	—	—
Corporate(1)	140	141
	$144	$145

(1)

The carrying value of Corporate’s goodwill is net of accumulated impairment losses of $742 as of both December 31, 2021 and 2020. As of December 31, 2021, the $140 of goodwill reflected in Corporate is allocated to two of Alcoa Corporation’s three reportable segments ($46 to Bauxite and $94 to Alumina) for purposes of impairment testing (see Note B). This goodwill is reflected in Corporate for segment reporting purposes because it is not included in management’s assessment of performance by the two reportable segments.

Management performed a quantitative assessment for the Bauxite reporting unit in 2021. As a result of the assessment, the estimated fair value of the Bauxite reporting unit was substantially in excess of carrying value, resulting in no impairment.

Additionally, Management performed a qualitative assessment for the Alumina reporting unit in 2021 and determined that it was not more likely than not that the fair value of the reporting unit was less than carrying value. Management last performed a quantitative impairment test for the Alumina reporting unit in 2019. At the time of the quantitative assessment, the estimated fair value of the Alumina reporting unit was substantially in excess of carrying value, resulting in no impairment.

Other intangible assets, which are included in Other noncurrent assets on the accompanying Consolidated Balance Sheet, were as follows:

	2021			2020
December 31,	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Computer software	$214	$(204)	$10	$236	$(218)	$18
Patents and licenses	25	(9)	16	25	(8)	17
Other intangibles	19	(10)	9	20	(10)	10
Total other intangible assets	$258	$(223)	$35	$281	$(236)	$45

Computer software consists primarily of software costs associated with the enterprise business solution within Alcoa to drive common systems among all businesses.

Amortization expense related to the intangible assets in the tables above for the years ended December 31, 2021, 2020, and 2019 was $11, $9, and $19, respectively, and is expected to be approximately $10 annually from 2022 to 2026.

M. Debt

Short-term borrowings.

December 31,	2021	2020
Short-term borrowings	$75	$77

Short-term borrowings are reported in Other current liabilities on the accompanying Consolidated Balance Sheet.

Long-Term Debt.

December 31,	2021	2020
6.75% Notes, due 2024	$—	$750
7.00% Notes, due 2026	—	500
5.500% Notes, due 2027	750	750
6.125% Notes, due 2028	500	500
4.125% Notes, due 2029	500	—
Other	5	6
Unamortized discounts and deferred financing costs	(28)	(41)
Total	1,727	2,465
Less: amount due within one year	1	2
Long-term debt, less amount due within one year	$1,726	$2,463

The principal amount of long-term debt maturing in each of the next five years is: $1 in each of 2022, 2023, 2024, and 2025, $0 in 2026.

144A Debt.

2029 Notes. In March 2021, Alcoa Nederland Holding B.V. (ANHBV), a wholly-owned subsidiary of Alcoa Corporation, completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt issuance for $500 aggregate principal amount of 4.125% Senior Notes due 2029 (the 2029 Notes) with the following terms:

•

Net proceeds were approximately $493, reflecting a discount to the initial purchasers as well as issuance costs. The discount, as well as costs to complete the financing, were deferred and are being amortized to interest expense over the term.

•	Interest is paid semi-annually in March and September, which commenced September 30, 2021.
•	Indenture contains customary affirmative and negative covenants, see below.
•

Option to redeem on at least 10 days, but not more than 60 days, prior notice to the holders under multiple scenarios, including, in whole or in part, at any time, or from time to time after March 31, 2024, at a redemption price up to 102.063% of the principal amount, plus any accrued and unpaid interest.

•

Subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the indenture) at a repurchase price in cash equal to 101% of the aggregate principal amount of the notes repurchased, plus any accrued and unpaid interest.

The Company used the net proceeds of the 2029 Notes, together with cash on hand, to contribute $500 to its U.S. defined benefit pension plans applicable to salaried and hourly employees on April 1, 2021 (see Note O), to redeem in full $750 aggregate principal amount of the Company’s outstanding 6.75% Senior Notes due 2024 (the 2024 Notes) on April 7, 2021, and to pay transaction-related fees and expenses.

2027 Notes. In July 2020, ANHBV completed a Rule 144A debt issuance for $750 aggregate principal amount of 5.500% Senior Notes due 2027 (the 2027 Notes) with the following terms:

•

Net proceeds were approximately $736, reflecting a discount to the initial purchasers as well as issuance costs. The discount, as well as costs to complete the financing, were deferred and are being amortized to interest expense over the term.

•	Interest is paid semi-annually in June and December, which commenced on December 15, 2020.
•	Indenture contains customary affirmative and negative covenants, see below.
•

Option to redeem on at least 15 days, but not more than 60 days, prior notice to the holders under multiple scenarios, including, in whole or in part, at any time, or from time to time after June 15, 2023, at a redemption price up to 102.750% of the principal amount, plus any accrued and unpaid interest.

•

Subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the indenture) at a repurchase price in cash equal to 101% of the aggregate principal amount of the notes repurchased, plus any accrued and unpaid interest.

The Company used the net proceeds of the 2027 Notes for general corporate purposes, including adding cash to its balance sheet.

2028 Notes. In May 2018, ANHBV completed a Rule 144A debt issuance for $500 aggregate principal amount of 6.125% Senior Notes due 2028 (the 2028 Notes) with the following terms:

•

Net proceeds were approximately $492, reflecting a discount to the initial purchasers as well as issuance costs. The discount, as well as costs to complete the financing, were deferred and are being amortized to interest expense over the term.

•	Interest is paid semi-annually in November and May, which commenced November 15, 2018.
•	Indenture contains customary affirmative and negative covenants, see below.
•

Option to redeem on at least 30 days, but not more than 60 days, prior notice to the holders under multiple scenarios, including, in whole or in part, at any time, or from time to time after May 2023, at a redemption price up to 103.063% of the principal amount, plus any accrued and unpaid interest.

•

Subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the indenture) at a repurchase price in cash equal to 101% of the aggregate principal amount of the notes repurchased, plus any accrued and unpaid interest.

The Company used the net proceeds of the 2028 Notes, together with cash on hand, to make discretionary contributions to certain U.S. defined benefit pension plans.

The indentures of the 2027 Notes, 2028 Notes, and 2029 Notes contain customary affirmative and negative covenants, such as limitations on liens, limitations on sale and leaseback transactions, and a prohibition on a reduction in the ownership of AWAC entities below an agreed level. The negative covenants in the indentures are less extensive than those in the Facility (see below). For example, the indentures do not include a limitation on restricted payments, such as repurchases of common stock and shareholder dividends.

The 2027 Notes, the 2028 Notes, and the 2029 Notes are senior unsecured obligations of ANHBV and do not entitle the holders to any registration rights pursuant to a registration rights agreement. ANHBV does not intend to file a registration statement with respect to resales of or an exchange offer for the notes. The notes are guaranteed on a senior unsecured basis by Alcoa Corporation and its subsidiaries that are guarantors under the Facility (the “subsidiary guarantors” and, together with Alcoa Corporation, the “guarantors”). Each of the subsidiary guarantors will be released from their guarantees upon the occurrence of certain events, including the release of such guarantor from its obligations as a guarantor under the Facility.

The 2027 Notes, the 2028 Notes, and the 2029 Notes rank equally in right of payment with each other and with all of ANHBV’S existing and future senior unsecured indebtedness; rank senior in right of payment to any future subordinated obligations of ANHBV; and are effectively subordinated to ANHBV’s existing and future secured indebtedness, including under the Facility, to the extent of the value of property and assets securing such indebtedness. The guarantees of the notes rank equally in right of payment with each other and with all the guarantors’ existing and future senior unsecured indebtedness; rank senior in right of payment to any future subordinated obligations of the guarantors; and are effectively subordinated to the guarantors’ existing and future secured indebtedness, including under the Facility, to the extent of the value of property and assets securing such indebtedness.

Redemption events. On April 7, 2021, the Company redeemed in full $750 aggregate principal amount notes due in 2024 at a redemption price equal to 103.375% of the principal amount, plus accrued and unpaid interest. The issuance of the 2029 Notes and this redemption were determined to be an issuance of new debt and an extinguishment of existing debt. As a result, the Company recorded a loss of $32 on the extinguishment of debt in the second quarter of 2021 in Interest expense, which was comprised of the redemption premium and the write-off of deferred financing fees and unamortized debt issuance costs. The cash flows related to the transaction were classified as financing cash flows.

On September 30, 2021, the Company redeemed in full $500 aggregate principal amount notes due in 2026 at a redemption price equal to 103.5% of the principal amount, plus accrued and unpaid interest. As a result, the Company recorded a loss of $22 on the extinguishment of debt in the third quarter of 2021 in Interest expense, which was comprised of the redemption premium and the write-off of deferred financing fees and unamortized debt issuance costs. The cash flows related to the transaction were classified as financing cash flows.

Credit Facilities.

Alcoa Norway ANS

On October 2, 2019, Alcoa Norway ANS, a wholly-owned subsidiary of Alcoa Corporation, entered into a one-year, multicurrency revolving credit facility agreement for NOK 1.3 billion (approximately $149) which was fully and unconditionally guaranteed on an unsecured basis by Alcoa Corporation. The maturity date of the facility was subsequently extended by one year.

On April 8, 2020, Alcoa Norway ANS drew $100 against this facility. Repayment of the drawn amount, including interest accrued at 2.93%, occurred upon maturity on June 29, 2020.

In September 2021, Alcoa Norway ANS made the decision not to extend the maturity of the facility allowing it to expire, effective October 4, 2021. During 2021, no amounts were drawn related to this credit facility. In all periods, Alcoa Norway ANS was in compliance with related covenants.

Revolving Credit Facility

The Company has a senior secured $1,500 revolving credit and letter of credit facility in place for working capital and/or other general corporate purposes (the Facility). The Facility was established on September 16, 2016, was amended in each of 2017, 2018, 2019, 2020, and 2021, and is scheduled to mature on November 21, 2023. Subject to the terms and conditions under the Facility, the Company may borrow funds or issue letters of credit through its Alcoa Corporation or ANHBV legal entities. Borrowings can be executed in U.S. dollar, and letter of credit issuances are limited to $750. Effective January 1, 2022, the Company agreed to suspend borrowings denominated in euros due to reference rate reform and the phase-out of LIBOR. This suspension of borrowing denominated in euros will not materially impact the Company or its ability to access capital, if necessary.

The Facility is secured by, subject to certain exceptions, a first priority security interest in substantially all assets of Alcoa Corporation, ANHBV, the material domestic wholly-owned subsidiaries of Alcoa Corporation, and the material foreign wholly-owned subsidiaries of Alcoa Corporation located in Australia, Brazil, Canada, Luxembourg, the Netherlands, Norway, and Switzerland. This includes equity interests of certain subsidiaries that directly hold equity interests in AWAC entities. However, no AWAC entity is a guarantor of any obligation under the Facility and no asset of any AWAC entity, or equity interests in any AWAC entity, will be pledged to secure the obligations under the Facility. As provided in the Facility, each of the mentioned companies shall be released from all obligations under the first priority security interest upon (i) Alcoa Corporation attaining at least a Baa3 rating from either Moody’s Investor Service or BBB- rating from Standard and Poor’s Global Ratings, in each case with a stable outlook or better, (ii) ANHBV delivering the required written notice, and (iii) no default or event of default, as defined in the Facility, has occurred or is continuing.

The Facility includes several customary affirmative and negative covenants (applicable to Alcoa Corporation and certain subsidiaries described as restricted), that, subject to certain exceptions, include limitations on (among other things): indebtedness, liens, investments, sales of assets, restricted payments, entering into restrictive agreements, a covenant prohibiting reductions in the ownership of AWAC entities, and certain other specified restricted subsidiaries of Alcoa Corporation, below an agreed level. The Facility also contains customary events of default, including failure to make payments under the Facility, cross-default and cross-judgment default, and certain bankruptcy and insolvency events. In addition, the Facility contains two financial covenants, a leverage ratio and an interest expense coverage ratio, that impact availability of the $1,500 commitment and pricing.

As of December 31, 2021, the Company was in compliance with all covenants. The maximum additional borrowing capacity available to the Company to remain in compliance with the maximum leverage ratio covenant in the Facility was approximately $6,610. Therefore, the Company may access the entire amount of commitments under the Facility. There were no borrowings outstanding at December 31, 2021 and 2020, and no amounts were borrowed during 2021 and 2020 under the Facility.

On March 4, 2021, Alcoa Corporation and ANHBV, entered into an amendment (Amendment No. 4) to the Facility that provided additional flexibility to the Company by (i) increasing the maximum leverage ratio from 2.50 to 1.00 to 2.75 to 1.00, (ii) decreasing the minimum interest expense coverage ratio from 5.00 to 1.00 to 4.00 to 1.00, (iii) amending the definition of Total Indebtedness (as defined in the Facility) to permit the Company to exclude the principal amount of new senior notes issued during 2021 from indebtedness for purposes of the calculation of the leverage ratio in fiscal year 2021 (subject to adjustments based on pension obligations funded), and (iv) ending temporary restrictions on the Company’s ability to make certain restricted payments or incur incremental loans under the Facility. Amendment No. 4 also (i) provided additional debt capacity to permit the Company to issue up to $750 in aggregate principal amount of new senior notes prior to the end of fiscal year 2021 and (ii) provided a corresponding increase in the maximum leverage ratio commensurate with the increase in leverage resulting from the issuance of such notes up to the amount of pension obligations funded after the issuance of such notes but prior to December 31, 2021, which increase shall in any event not be in excess of the principal amount of such notes. Such additional increase in the maximum leverage ratio will be available beginning March 31, 2022.

N. Preferred and Common Stock

Preferred Stock. Alcoa Corporation is authorized to issue 100,000,000 shares of preferred stock at a par value of $0.01 per share. At December 31, 2021 and 2020, the Company had no issued preferred stock.

Common Stock. Alcoa Corporation is authorized to issue 750,000,000 shares of common stock at a par value of $0.01 per share. As of December 31, 2021 and 2020, Alcoa Corporation had 184,099,748 and 185,978,069, respectively, issued and outstanding shares of common stock.

Under its employee stock-based compensation plan, the Company issued shares of 1,305,979 in 2021, 397,903 in 2020, and 809,917 in 2019. The Company issues new shares to satisfy the exercise of stock options and the conversion of stock units. As of December 31, 2021, 23,463,347 shares of common stock were available for issuance.

Share Repurchase

In October 2018, Alcoa Corporation’s Board of Directors approved a common stock repurchase program under which the Company may purchase shares of its outstanding common stock up to an aggregate transactional value of $200, depending on cash availability, market conditions, and other factors.

In October 2021, Alcoa Corporation’s Board of Directors approved a new common stock repurchase program under which the Company may purchase shares of its outstanding common stock up to an aggregate transactional value of $500, depending on cash availability, market conditions, and other factors.

Repurchases under these programs may be made using a variety of methods, which may include open market purchases, privately negotiated transactions, or pursuant to a Rule 10b5-1 plan. These programs do not have predetermined expiration dates. Alcoa Corporation intends to retire repurchased shares of common stock.

In the fourth quarter of 2021, the Company repurchased 3,184,300 shares of its common stock for $150; the shares were immediately retired. These purchases exhausted the remaining dollar value of shares that were available for repurchase under the Board of Directors’ October 2018 authorization. No shares were repurchased in 2020 or 2019.

The Company has remaining authorization to repurchase up to a total of $500, in the aggregate, of its outstanding shares of common stock, under the new share repurchase program approved in 2021.

Dividend

Dividends on common stock are subject to authorization by Alcoa Corporation’s Board of Directors.

On October 14, 2021, the Company announced the initiation of a quarterly cash dividend on its common stock. The Board of Directors declared the first quarterly cash dividend of $0.10 per share of the Company’s common stock, paid on November 19, 2021 to stockholders of record as of the close of business on October 29, 2021.

The Company did not declare any dividends in 2020 or 2019.

Stock-based Compensation

Stock options and restricted stock units are generally granted in either January or February each calendar year to eligible employees (the Company’s Board of Directors also receive certain stock units; however, these amounts are not material). Stock options were historically granted at the closing market price of Alcoa Corporation’s common stock on the date of grant and grade vest over a three-year service period (1/3 each year) with a ten-year contractual term. As of January 1, 2021, the Company no longer grants new stock options. Time-based restricted stock units (RSUs) generally cliff vest on the third anniversary of the award grant date. The Company also grants performance restricted stock units (PRSUs), which are subject to performance conditions.

The final number of PRSUs earned is dependent on Alcoa Corporation’s achievement of certain targets over a three-year measurement period for grants. For PRSUs granted in 2019, the award was earned at the end of the measurement period of January 1, 2019 through December 31, 2021 based on performance against two measures: (1) the Company’s total shareholder return measured against the total shareholder return of the Standard & Poor’s 500® Index; and (2) a pre-established return-on-capital target. For PRSUs granted in 2020, the award will be earned at the end of the measurement period of January 1, 2020 through December 31, 2022 based on performance against four measures: (1) the Company’s total shareholder return measured against the ranked total shareholder return of the Standard & Poor’s Metals and Mining Select Industry Index components; (2) a pre-established return-on-equity target; (3) an improvement in proportional net debt; and (4) a reduction in carbon intensity in both refining (through reduced carbon dioxide emissions) and smelting (through increased production from renewable energy) operations. For PRSUs granted in 2021, the award will be earned at the end of the measurement period of January 1, 2021 through December 31, 2023 based on performance against four measures: (1) the Company’s total shareholder return measured against the ranked total shareholder return of the Standard & Poor’s Metals and Mining Select Industry Index components; (2) a pre-established return-on-equity target; (3) an improvement in proportional net debt; and (4) a reduction in carbon intensity in both refining (through reduced carbon dioxide emissions) and smelting (through increased production from renewable energy) operations.

In 2021, 2020, and 2019, Alcoa Corporation recognized stock-based compensation expense of $39, $25, and $30, respectively, of which approximately 85% to 95% was related to stock units in each period. There was no stock-based compensation expense capitalized in 2021, 2020, or 2019.

Stock-based compensation expense is based on the grant date fair value of the applicable equity grant. For both RSUs and PRSUs, the fair value was equivalent to the closing market price of Alcoa Corporation’s common stock on the date of grant in the respective periods. For stock units with a market condition, the fair value was estimated on the date of grant using a Monte Carlo simulation model, which generated a result of $39.88, $21.43, and $35.70 per unit in 2021, 2020, and 2019, respectively. The Monte Carlo simulation model uses certain assumptions to estimate the fair value of a market-based stock unit, including volatility (60.19%, 41.65%, and 42.04% in 2021, 2020, and 2019, respectively, for the Company) and a risk-free interest rate (0.22%, 1.38%, and 2.57%

in 2021, 2020, and 2019, respectively), to estimate the probability of satisfying market conditions. For stock options, the fair value was estimated on the date of grant using a lattice pricing model, which generated a result of $6.12, and $10.86 per option in 2020, and 2019, respectively. There were no stock options granted in 2021. The lattice pricing model uses several assumptions to estimate the fair value of a stock option, including an average risk-free interest rate, dividend yield, volatility, annual forfeiture rate, exercise behavior, and contractual life.

The activity for stock options and stock units during 2021 was as follows:

	Stock options		Stock units
	Number of options	Weighted average exercise price	Number of units	Weighted average FMV per unit
Outstanding, January 1, 2021	2,036,625	$26.85	3,290,679	$24.19
Granted	—	—	1,736,527	23.34
Exercised	(1,032,864)	23.69	—	—
Converted	—	—	(371,300)	50.77
Expired or forfeited	(93,341)	34.80	(109,703)	18.92
Performance share adjustment	—	—	156,343	34.22
Outstanding, December 31, 2021	910,420	29.61	4,702,546	22.23

The number of Converted units includes 74,610 shares withheld to meet the Company’s statutory tax withholding requirements related to the income earned by the employees as a result of vesting in the units.

As of December 31, 2021, the 910,420 outstanding stock options had a weighted average remaining contractual life of 5.45 years and a total intrinsic value of $27. Additionally, 585,774 of the total outstanding stock options were fully vested and exercisable and had a weighted average remaining contractual life of 4.67 years, a weighted average exercise price of $34.20, and a total intrinsic value of $15 as of December 31, 2021. Cash received from stock option exercises was $25, $1, and $2 in 2021, 2020, and 2019, respectively, and the total intrinsic value of stock options exercised during 2021, 2020, and 2019 was $17, $0, and $1, respectively.

At December 31, 2021, there was $30 (pretax) of combined unrecognized compensation expense related to non-vested grants of both stock options and stock units. This expense is expected to be recognized over a weighted average period of 1.72 years.

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

As of January 1, 2021, the pension benefit plans and the other postretirement benefit plans covered an aggregate of approximately 37,000 and approximately 24,000 participants, respectively.

2021 Plan Actions. In 2021, management initiated the following actions to certain pension and other postretirement benefit plans:

Action #1 – On March 31, 2021, Alcoa completed the sale of the Warrick Rolling Mill to Kaiser Aluminum Corporation for total consideration of $670, which included the assumption of $69 in other postretirement benefit liabilities. Approximately 1,150 employees at the rolling operations, which includes the casthouse, hot mill, cold mills, and coating and slitting lines, became employees of Kaiser. As a result, the affected plan was remeasured, including an update to the discount rate used to determine the benefit obligation of the plan. Accrued other postretirement benefits reflects a decrease of $40 related to the remeasurement in addition to the $69 assumed by Kaiser. Further, Alcoa recognized a curtailment gain of $17 and a settlement charge of $26.

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

Action #5 – In the fourth quarter of 2021, the Company purchased a group annuity contract to transfer the obligation to pay the remaining retirement benefits of approximately 800 retirees and deferred vested participants from one of its Suriname pension plans to an insurance company. The transfer of $55 in both plan obligations and plan assets were completed on October 19, 2021. As a result, the Company recorded a settlement loss of $63 in Restructuring and other charges, net on the Statement of Consolidated Operations in the fourth quarter of 2021.

Action #6 – In the fourth quarter of 2021, settlement accounting and related plan remeasurements were triggered within Alcoa’s U.S. pension plans as a result of the Company purchasing group annuity contracts to transfer the obligation to pay remaining retirement benefits of approximately 14,000 retirees and beneficiaries from its U.S. defined benefit pension plans and transferred approximately $1,540 in both plan obligations and plan assets. The transfers were completed on November 23, 2021 and December 16, 2021. As a result, the Company recorded a $84 decrease to Accrued pension benefits related to this remeasurement and recognized a non-cash settlement loss of $848 (pre- and after-tax) in Restructuring and other charges, net on the Statement of Consolidated Operations in the fourth quarter of 2021.

Action #7 – In the fourth quarter of 2021, settlement accounting and related plan remeasurements were triggered within Alcoa’s U.S. pension plans as a result of participants electing lump sum payments (and the group annuity contracts discussed in Action 6 above). Alcoa recorded a $1 decrease to Accrued pension benefits related to this remeasurement and recognized a settlement charge of $10.

The following table presents certain information and the financial impacts of these actions on the accompanying Consolidated Financial Statements:
Action #	Number of affected plan participants	Weighted average discount rate as of prior plan remeasurement date	Plan remeasurement date	Weighted average discount rate as of plan remeasurement date	Increase (decrease) to accrued pension benefits liability	Decrease to accrued other postretirement benefits liability	Curtailment gain(1)	Settlement charge(1)
1	~840	2.45%	March 31, 2021	3.06%	$—	$(106)	$(17)	$26
2	~120	2.38%	June 30, 2021	2.71%	(90)	—	—	39
3	~20	2.71%	September 30, 2021	2.74%	7	—	—	7
4	~20	1.34%	September 30, 2021	1.53%	(38)	—	—	1
5	~800	N/A	N/A	N/A	N/A	—	—	63
6	~14,000	2.59%	November 30, 2021	2.79%	(84)	—	—	848
7	~60	2.59%	November 30, 2021	2.79%	(1)	—	—	10
					$(206)	$(106)	$(17)	$994

(1)

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

Action #6 – On November 30, 2020, Alcoa announced an agreement to sell the Warrick Rolling Mill to Kaiser. The sale closed on March 31, 2021. Approximately 1,170 employees at the rolling operations, which includes the casthouse, hot mill, cold mills, and coating and slitting lines, will become employees of Kaiser once the transaction is complete. As a result, Alcoa recognized a pension curtailment charge of $5 in the fourth quarter of 2020.

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

Obligations and Funded Status

	Pension benefits		Other postretirement benefits
December 31,	2021	2020	2021	2020
Change in benefit obligation
Benefit obligation at beginning of year	$6,904	$6,532	$892	$848
Service cost	22	56	4	5
Interest cost	120	168	15	19
Amendments	—	1	—	(19)
Actuarial losses (gains)	(305)	578	(78)	133
Settlements	(1,763)	(127)	—	—
Curtailments	—	6	—	(1)
Benefits paid, net of participants’ contributions	(362)	(381)	(56)	(100)
Medicare Part D subsidy receipts	—	—	2	7
Divestitures	—	(2)	(69)	—
Foreign currency translation impact	(22)	73	—	—
Benefit obligation at end of year	$4,594	$6,904	$710	$892
Change in plan assets
Fair value of plan assets at beginning of year	$5,356	$5,015	$—	$—
Actual return on plan assets	513	455	—	—
Employer contributions	581	347	—	—
Participant contributions	5	10	—	—
Benefits paid	(356)	(379)	—	—
Administrative expenses	(4)	(24)	—	—
Settlements	(1,763)	(127)	—	—
Divestitures	—	(2)	—	—
Foreign currency translation impact	(26)	61	—	—
Fair value of plan assets at end of year	$4,306	$5,356	$—	$—
Funded status	$(288)	$(1,548)	$(710)	$(892)
Less: Amounts attributed to joint venture partners	(25)	(45)	—	—
Net funded status	$(263)	$(1,503)	$(710)	$(892)
Amounts recognized in the Consolidated Balance Sheet consist of:
Noncurrent assets	$164	$—	$—	$—
Current liabilities	(10)	(11)	(60)	(65)
Noncurrent liabilities	(417)	(1,492)	(650)	(744)
Liabilities held for sale	—	—	—	(83)
Net amount recognized	$(263)	$(1,503)	$(710)	$(892)
Amounts recognized in Accumulated Other Comprehensive Loss consist of:
Net actuarial loss	$1,877	$3,563	$253	$374
Prior service cost (benefit)	2	2	(125)	(156)
Total, before tax effect	1,879	3,565	128	218
Less: Amounts attributed to joint venture partners	38	57	—	—
Net amount recognized, before tax effect	$1,841	$3,508	$128	$218
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss) consist of:
Net actuarial loss (benefit)	$(527)	$462	$(74)	$133
Amortization of accumulated net actuarial loss	(1,159)	(263)	(47)	(20)
Prior service cost (benefit)	—	1	—	(19)
Amortization of prior service (cost) benefit	—	(4)	31	17
Total, before tax effect	(1,686)	196	(90)	111
Less: Amounts attributed to joint venture partners	(19)	15	—	—
Net amount recognized, before tax effect	$(1,667)	$181	$(90)	$111

At December 31, 2021, the benefit obligation, fair value of plan assets, and funded status for U.S. pension plans were $2,712, $2,681, and $(31), respectively. At December 31, 2020, the benefit obligation, fair value of plan assets, and funded status for U.S. pension plans were $4,695, $3,676, and $(1,019), respectively.

Pension Plan Benefit Obligations

	Pension benefits
	2021	2020
The aggregate projected benefit obligation and accumulated benefit obligation for all defined benefit pension plans was as follows:
Projected benefit obligation	$4,594	$6,904
Accumulated benefit obligation	4,438	6,702
The aggregate projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets was as follows:
Projected benefit obligation	3,031	6,813
Fair value of plan assets	2,579	5,267
The aggregate accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets was as follows:
Accumulated benefit obligation	2,918	6,210
Fair value of plan assets	2,579	4,805

Components of Net Periodic Benefit Cost

	Pension benefits(1)			Other postretirement benefits
	2021	2020	2019	2021	2020	2019
Service cost	$22	$54	$48	$4	$5	$4
Interest cost(2)	116	164	221	15	19	36
Expected return on plan assets(2)	(281)	(292)	(325)	—	—	—
Recognized net actuarial loss(2)	190	212	171	21	20	10
Amortization of prior service cost (benefit)(2)	—	—	4	(14)	(15)	—
Settlements(3)	968	51	73	26	—	8
Curtailments(4)	—	9	38	(17)	(2)	—
Net periodic benefit cost(5)	$1,015	$198	$230	$35	$27	$58

(1)	In 2021, 2020, and 2019, net periodic benefit cost for U.S pension plans was $962, $154, and $155, respectively.
(2)	These amounts were reported in Other (income) expenses, net on the accompanying Statement of Consolidated Operations.
(3)

These amounts were reported in Restructuring and other charges, net on the accompanying Statement of Consolidated Operations (see Note D). In 2021, settlements were due to management actions (see Plan Actions above). In 2020, settlements were due to management actions (see Plan Actions above) ($44) and payment of additional lump sum benefits ($7). In 2019, settlements were due to management actions (see Plan Actions above) ($74) and payment of additional lump sum benefits ($7).

(4)

These amounts were reported in Restructuring and other charges, net on the accompanying Statement of Consolidated Operations (see Note D). In 2021, 2020, and 2019, curtailments were due to management actions (see Plan Actions above).

(5)	Amounts attributed to joint venture partners are not included.

Assumptions. Weighted average assumptions used to determine benefit obligations for pension and other postretirement benefit plans were as follows:

December 31,	2021	2020
Discount rate—pension plans	2.99%	2.41%
Discount rate—other postretirement benefit plans	2.82	2.41
Rate of compensation increase—pension plans	3.11	2.58

The yield curve model used to develop the discount rate parallels the plans’ projected cash flows and has a weighted average duration of 12 years. The underlying cash flows of the high-quality corporate bonds included in the model exceed the cash flows needed to satisfy the Company’s plan obligations multiple times. If a deep market of high-quality corporate bonds does not exist in a country, then the yield on government bonds plus a corporate bond yield spread is used.

Weighted average assumptions used to determine net periodic benefit cost for pension and other postretirement benefit plans were as follows:

	2021	2020	2019
Discount rate—pension plans	1.91%	3.02%	3.89%
Discount rate—other postretirement benefit plans	1.99	2.84	3.94
Expected long-term rate of return on plan assets—pension plans	5.66	6.28	6.59
Rate of compensation increase—pension plans	2.58	3.25	3.26

For 2021, 2020, and 2019, the expected long-term rate of return used by management was based on the prevailing and planned strategic asset allocations, as well as estimates of future returns by asset class. For 2022, management anticipates that 4.94% will be the weighted average expected long-term rate of return.

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

Assumed health care cost trend rates for U.S. other postretirement benefit plans were as follows (non-U.S. plans are not material):

	2021	2020	2019
Health care cost trend rate assumed for next year	5.5%	5.5%	5.5%
Rate to which the cost trend rate gradually declines	4.5%	4.5%	4.5%
Year that the rate reaches the rate at which it is assumed to remain	2026	2026	2023

The assumed health care cost trend rate is used to measure the expected cost of gross eligible charges covered by the Company’s other postretirement benefit plans. For 2022, a 5.5% trend rate will be used, reflecting management’s best estimate of the change in future health care costs covered by the plans.

Plan Assets. Alcoa’s pension plan weighted average target and actual asset allocations at December 31, 2021 and 2020, by asset class, were as follows:

	Target asset allocation		Plan assets at December 31,
Asset class	2021	2020	2021	2020
Equities	25%	30%	28%	39%
Fixed income	65	50	64	50
Other investments	10	20	8	11
Total	100%	100%	100%	100%

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

The portfolio includes an allocation to investments in long-duration corporate credit and government debt, public and private market equities, intermediate duration corporate credit and government debt, global-listed infrastructure, high-yield bonds and bank loans, real estate, and securitized credit.

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

The following table presents the fair value of pension plan assets classified under either the appropriate level of the fair value hierarchy or net asset value:

December 31, 2021	Level 1	Level 2	Level 3	Net Asset Value	Total
Equities:
Equity securities	$210	$—	$—	$671	$881
Long/short equity hedge funds	—	—	—	4	4
Private equity	—	—	—	281	281
	$210	$—	$—	$956	$1,166
Fixed income:
Intermediate and long-duration government/credit	$827	$1,027	$—	$651	$2,505
Cash and cash equivalent funds	64	—	—	172	236
Other	—	—	—	—	-
	$891	$1,027	$—	$823	$2,741
Other investments:
Real estate	$63	$—	$—	$263	$326
Other	—	—	—	31	31
	$63	$—	$—	$294	$357
Total(1)	$1,164	$1,027	$—	$2,073	$4,264
December 31, 2020	Level 1	Level 2	Level 3	Net Asset Value	Total
Equities:
Equity securities	$379	$—	$—	$1,469	$1,848
Long/short equity hedge funds	—	—	—	5	5
Private equity	—	—	—	207	207
	$379	$—	$—	$1,681	$2,060
Fixed income:
Intermediate and long-duration government/credit	$925	$794	$—	$619	$2,338
Cash and cash equivalent funds	165	—	—	189	354
Other	—	2	—	—	2
	$1,090	$796	$—	$808	$2,694
Other investments:
Real estate	$284	$—	$—	$273	$557
Other	—	—	—	37	37
	$284	$—	$—	$310	$594
Total(2)	$1,753	$796	$—	$2,799	$5,348

(1)

As of December 31, 2021, the total fair value of pension plan assets excludes a net receivable of $42, which represents securities not yet settled plus interest and dividends earned on various investments.

(2)

As of December 31, 2020, the total fair value of pension plan assets excludes a net receivable of $8, which represents securities not yet settled plus interest and dividends earned on various investments.

Funding and Cash Flows. It is Alcoa’s policy to fund amounts for defined benefit pension plans sufficient to meet the minimum requirements set forth in applicable country benefits laws and tax laws, including ERISA for U.S. plans. From time to time, the Company contributes additional amounts as deemed appropriate. In 2021, 2020, and 2019, cash contributions to Alcoa’s defined benefit pension plans were $579, $343, and $173.

During 2020, the Company initially deferred approximately $200 in pension contributions under provisions in the U.S. Government’s Coronavirus Aid, Relief, and Economic Security (CARES) Act. With ample cash on hand and having achieved its objective to hold cash during uncertain times in 2020, the Company made a $250 pension contribution to its U.S. pension plans in late December to cover both the deferred contributions due on January 4, 2021 and a discretionary prepayment. During 2021, Alcoa made $500 in unscheduled contributions to certain U.S. defined benefit pension plans. The additional contributions were discretionary in nature and were funded with net proceeds from a March 2021 debt issuance (see Note M) plus available cash on hand.

Alcoa’s minimum required contribution to defined benefit pension plans in 2022 is estimated to be $80, of which approximately $65 is for U.S. plans. Under ERISA regulations, a plan sponsor that establishes a pre-funding balance by making discretionary contributions to a U.S. defined benefit pension plan may elect to apply all or a portion of this balance toward its minimum required contribution obligations to the related plan in future years. In 2022, management intends to make such election related to the Company’s U.S. plans.

Benefit payments expected to be paid to pension and other postretirement benefit plan participants are as follows:

Year ending December 31,	Pension benefits	Other postretirement benefits
2022	$285	$60
2023	280	55
2024	285	55
2025	285	50
2026	285	50
2027 through 2031	1,365	215
	$2,785	$485

Defined Contribution Plans

The Company sponsors savings and investment plans in several countries, primarily in Australia and the United States. In the United States, employees may contribute a portion of their compensation to the plans, and Alcoa matches a specified percentage of these contributions in equivalent form of the investments elected by the employee. Also, the Company makes contributions to a retirement savings account based on a percentage of eligible compensation for certain U.S. employees hired after March 1, 2006 that are not able to participate in Alcoa’s defined benefit pension plans. The Company’s expenses related to all defined contribution plans were $72 in 2021, $73 in 2020, and $68 in 2019.

Member-funded Pension Plans

The Company contributes to member-funded pension plans for the employees of Aluminerie de Bécancour Inc. and Aluminerie de Deschambault in Canada. Alcoa makes contributions to the plans based on a percentage of the employees’ eligible compensation. The Company’s expenses related to the member-funded pension plans were $17 in 2021 and $10 in 2020.

Target Benefit Plan

The Company contributes to a target benefit plan for the employees of Baie-Comeau in Canada. Alcoa makes contributions to the plan based on a percentage of the employees’ eligible compensation. The Company’s expenses related to the target benefit plan were $9 in 2021.

P. Derivatives and Other Financial Instruments

Fair Value. The Company follows a fair value hierarchy to measure its assets and liabilities. As of December 31, 2021 and 2020, respectively, the assets and liabilities measured at fair value on a recurring basis were primarily derivative instruments. In addition, the Company measures its pension plan assets at fair value (see Note O). Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (i) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (ii) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Derivatives. Alcoa Corporation is exposed to certain risks relating to its ongoing business operations, including the risks of changing commodity prices, foreign currency exchange rates and interest rates. Alcoa Corporation’s commodity and derivative activities include aluminum, energy, foreign exchange, and interest rate contracts, which are held for purposes other than trading. They are used to mitigate uncertainty and volatility, and to cover underlying exposures. While Alcoa does not generally enter into derivative contracts to mitigate the risk associated with changes in aluminum price, the Company may do so in isolated cases to address discrete commercial or operational conditions. Alcoa is not involved in trading activities for energy, weather derivatives, or other nonexchange commodities.

Alcoa Corporation’s commodity and derivative activities are subject to the management, direction, and control of the Strategic Risk Management Committee (SRMC), which consists of at least three members, including the chief executive officer, the chief financial officer, and the chief commercial officer. The remaining member(s) are other officers and/or employees of the Company as the chief executive officer may designate from time to time. As of December 31, 2021, the other member of the SRMC is Alcoa Corporation’s treasurer. The SRMC meets on a periodic basis to review derivative positions and strategy and reports to the Audit Committee of Alcoa Corporation’s Board of Directors on the scope of its activities.

Alcoa Corporation’s aluminum, energy, and foreign exchange contracts are predominately classified as Level 1 under the fair value hierarchy. All of the Level 1 contracts are designated as either fair value or cash flow hedging instruments. Alcoa Corporation also has several derivative instruments classified as Level 3 under the fair value hierarchy, which are either designated as cash flow hedges or undesignated. Alcoa includes the changes in its equity method investee’s Level 2 derivatives in Accumulated other comprehensive (loss) income.

The following tables present the detail for Level 1, 2 and 3 derivatives (see additional Level 3 information in further tables below):

	2021		2020
Balance at December 31,	Assets	Liabilities	Assets	Liabilities
Level 1 derivative instruments	$19	$29	$21	$7
Level 3 derivative instruments	2	1,293	-	838
Total	$21	$1,322	$21	$845
Less: Current	14	274	21	103
Noncurrent	$7	$1,048	$-	$742

	2021		2020
Year ended December 31,	Unrealized loss recognized in Other comprehensive (loss) income	Realized loss reclassed from Other comprehensive (loss) income to earnings	Unrealized loss recognized in Other comprehensive (loss) income	Realized loss reclassed from Other comprehensive (loss) income to earnings
Level 1 derivative instruments	$(28)	$(10)	$8	$(19)
Level 3 derivative instruments	(759)	(279)	(374)	(88)
Noncontrolling and equity interest (Level 2)	5	(6)	21	1
Total	$(782)	$(295)	$(345)	$(106)

The 2021 realized loss of $10 on Level 1 cash flow hedges was comprised of a $7 loss recognized in Sales and a $3 loss recognized in Cost of goods sold. The 2020 realized loss of $19 on Level 1 cash flow hedges was comprised of a $9 loss recognized in Sales and a $10 loss recognized in Cost of goods sold.

During 2019, Alcoa recognized a realized loss of $26 on Level 1 cash flow hedges comprised of an $18 loss recognized in Sales and an $8 loss recognized in Cost of goods sold.

Derivative instruments classified as Level 3 in the fair value hierarchy represent those in which management has used at least one significant unobservable input in the valuation model. Alcoa Corporation uses a discounted cash flow model to fair value all Level 3 derivative instruments. Inputs in the valuation models for Level 3 derivative instruments are composed of the following: (i) quoted market prices (e.g., aluminum prices on the 10-year LME forward curve and energy prices), (ii) significant other observable inputs (e.g., information concerning time premiums and volatilities for certain option type embedded derivatives and regional premiums for aluminum contracts), and (iii) unobservable inputs (e.g., aluminum and energy prices beyond those quoted in the market, and estimated credit spread between Alcoa and the counterparty). For periods beyond the term of quoted market prices for aluminum, Alcoa Corporation estimates the price of aluminum by extrapolating the 10-year LME forward curve. For periods beyond the term of quoted market prices for the Midwest premium, management estimates the Midwest premium based on recent transactions. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence (Level 2). In the absence of such evidence, management’s best estimate is used (Level 3). If a significant input that is unobservable in one period becomes observable in a subsequent period, the related asset or liability would be transferred to the appropriate classification (Level 1 or 2) in the period of such change (there were no such transfers in the periods presented). There were no purchases, sales, or settlements of Level 3 derivative instruments in the periods presented.

Level 3 derivative instruments outstanding as of December 31, 2021 are described in the table below:

Description	Designation	Contract Termination	Unobservable Inputs Impacting Valuation	Sensitivity to Inputs
Power contracts
Embedded derivative that indexes the price of power to the LME price of aluminum plus the Midwest premium	Cash flow hedge of forward sales of aluminum	March 2026 December 2029 February 2036	LME price, Midwest premium and MWh per year	Increase in LME price and/or the Midwest premium results in a higher cost of power and an increase to the derivative liability
Embedded derivative that indexes the price of power to the LME price of aluminum	Cash flow hedge of forward sales of aluminum	September 2027	LME price and MWh per year	Increase in LME price results in a higher cost of power and an increase to the derivative liability
Embedded derivative that indexes the price of power to the credit spread between the Company and the counterparty	Not designated	October 2028	Estimated credit spread	Wider credit spread results in a higher cost of power and increase in the derivative liability

Financial contract
Hedge power prices	Not designated	June 2026	LME price and power price	Lower prices in the power market or higher LME prices result in an increase in the derivative liability

In addition to the instruments presented above, Alcoa had a financial contract that expired in July 2021 that hedged the anticipated power requirements at one of its smelters and was designated as a cash flow hedge of future purchases of electricity. In March 2021, Alcoa entered into four new financial contracts (Financial contracts (undesignated), below) with three counterparties to hedge the anticipated power requirements at this smelter for the period from August 1, 2021 through June 30, 2026. A fifth financial contract (undesignated) was entered into in November 2021; its effective date is dependent on power consumption associated with the restart of capacity at the smelter, will be effective during the period from July 1, 2022 through November 1, 2022, and expires June 30, 2026.  Two of these financial contracts include LME-linked pricing components and do not qualify for hedge accounting treatment. Management elected not to apply hedge accounting treatment for the other three financial contracts as the value of these contracts is not significant. Unrealized and realized gains and losses on these financial contracts are included in Other (income) expenses, net on the accompanying Statement of Consolidated Operations.

At December 31, 2021, the outstanding Level 3 instruments are associated with seven smelters. At December 31, 2021 and 2020, the power contracts with embedded derivatives designated as cash flow hedges hedge forecasted aluminum sales of 1,905 kmt and 2,130 kmt, respectively.

The following table presents quantitative information related to the significant unobservable inputs described above for Level 3 derivative instruments (megawatt hours in MWh):

	December 31, 2021	Unobservable Input	Unobservable Input Range
Asset Derivatives
Financial contracts	$2	Interrelationship of	Electricity (per MWh)	2022: $41.30
(undesignated)		forward energy price, LME		2022: $47.44
		forward price and the	LME (per mt)	2022: $2,803
		Consumer Price Index		2022: $2,803
Power contract	—	MWh of energy needed to produce the forecasted	LME	2022: $2,803 2022: $2,808
		mt of aluminum	Midwest premium	2022: $0.3015 2022: $0.2915
			Electricity	Rate of 2 million MWh per year
Total Asset Derivatives	$2
Liability Derivatives
Power contract	$284	MWh of energy needed	LME (per mt)	2022: $2,803
		to produce the forecasted		2027: $2,287
		mt of aluminum	Electricity	Rate of 4 million MWh per year
Power contracts	1,006	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2022: $2,803 2029: $2,364 2036: $2,660
			Midwest premium (per pound)	2022: $0.3015 2029: $0.2715 2036: $0.2715
			Electricity	Rate of 18 million MWh per year
Power contract (undesignated)	3	Estimated spread between the 30-year debt yield of Alcoa and the counterparty	Credit spread	1.30%: 30-year debt yield spread 4.10%: Alcoa (estimated) 2.80%: counterparty
Total Liability Derivatives	$1,293

The fair values of Level 3 derivative instruments recorded in the accompanying Consolidated Balance Sheet were as follows:

Asset Derivatives	December 31, 2021	December 31, 2020
Derivatives not designated as hedging instruments:
Current—financial contract	$2	$—
Total derivatives not designated as hedging instruments	$2	$—
Total Asset Derivatives	$2	$—
Liability Derivatives
Derivatives designated as hedging instruments:
Current—power contracts	$262	$94
Current—financial contract	—	1
Noncurrent—power contracts	1,028	720
Total derivatives designated as hedging instruments	$1,290	$815
Derivatives not designated as hedging instruments:
Current—embedded credit derivative	$1	$4
Noncurrent—embedded credit derivative	2	19
Total derivatives not designated as hedging instruments	$3	$23
Total Liability Derivatives	$1,293	$838

The following table shows the net fair values of the Level 3 derivative instruments at December 31, 2021 and the effect on these amounts of a hypothetical change (increase or decrease of 10%) in the market prices or rates that existed as of December 31, 2021:

	Fair value asset (liability)	Index change of + / -10%
Power contracts	$(1,290)	$357
Embedded credit derivative	(3)	1
Financial contract	2	7

The following tables present a reconciliation of activity for Level 3 derivative instruments:

	Assets	Liabilities
2021	Financial contract	Power contracts	Financial contract	Embedded credit derivative
January 1, 2021	$—	$814	$1	$23
Total gains or losses included in:
Sales (realized)	—	(277)	—	—
Cost of goods sold (realized)	(6)	—	(8)	—
Other expenses, net (unrealized/realized)	7	—	—	(20)
Other comprehensive (loss) income (unrealized)	—	753	6	—
Other	1	—	1	—
December 31, 2021	$2	$1,290	$—	$3
Change in unrealized gains or losses included in earnings for derivative instruments held at December 31, 2021:
Other expenses, net	$5	$—	$(1)	$(19)

	Assets	Liabilities
2020	Financial contract	Power contracts	Financial contract	Embedded credit derivative
January 1, 2020	$74	$598	$—	$17
Total gains or losses included in:
Sales (realized)	—	(74)	—	—
Cost of goods sold (realized)	14	—	—	—
Other expenses, net (unrealized/realized)	—	—	—	7
Other comprehensive (loss) income (unrealized)	(83)	290	1	—
Other	(5)	—	—	(1)
December 31, 2020	$—	$814	$1	$23
Change in unrealized gains or losses included in earnings for derivative instruments held at December 31, 2020:
Other, net	$—	$—	$—	$11

Derivatives Designated As Hedging Instruments—Cash Flow Hedges

Assuming market rates remain constant with the rates at December 31, 2021, a realized loss of $262 related to power contracts is expected to be recognized in Sales over the next 12 months.

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

Other Financial Instruments. The carrying values and fair values of Alcoa Corporation’s other financial instruments were as follows:

	2021		2020
December 31,	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$1,814	$1,814	$1,607	$1,607
Restricted cash	110	110	3	3
Short-term borrowings	75	75	77	77
Long-term debt due within one year	1	1	2	2
Long-term debt, less amount due within one year	1,726	1,865	2,463	2,692

Cash and cash equivalents and Restricted cash. The carrying amounts approximate fair value because of the short maturity of the instruments. The fair value amounts for Cash and cash equivalents and Restricted cash were classified in Level 1 of the fair value hierarchy.

Short-term borrowings and Long-term debt, including amounts due within one year. The fair value of Long-term debt, less amount due within one year was based on quoted market prices for public debt and on interest rates that are currently available to Alcoa Corporation for issuance of debt with similar terms and maturities for non-public debt. The fair value amounts for all Short-term borrowings and Long-term debt were classified in Level 2 of the fair value hierarchy.

Q. Income Taxes

Provision for income taxes. The components of Income (loss) before income taxes were as follows:

	2021	2020	2019
Domestic	$(663)	$(328)	$(1,000)
Foreign	1,862	501	562
Total	$1,199	$173	$(438)

Provision for income taxes consisted of the following:

	2021	2020	2019
Current:
Federal	$8	$2	$(4)
Foreign	473	211	404
State and local	1	—	—
	482	213	400
Deferred:
Federal	6	—	2
Foreign	141	(26)	13
State and local	—	—	—
	147	(26)	15
Total	$629	$187	$415

Federal includes U.S. income taxes related to foreign income.

A reconciliation of the U.S. federal statutory rate to Alcoa’s effective tax rate was as follows:

	2021	2020	2019
U.S. federal statutory rate	21.0%	21.0%	21.0%
Changes in valuation allowances	23.4	168.3	(70.3)
Taxes on foreign operations—rate differential	10.8	34.5	(19.3)
Impacts of the TCJA	2.0	(88.8)	5.0
Tax on foreign operations—other	1.7	(0.7)	(2.7)
Noncontrolling interest	0.5	1.6	(6.8)
Non-deductible losses on foreign divestitures	—	—	(23.1)
Adjustment of prior year income taxes	—	(2.5)	(1.1)
Uncertain tax positions	—	(21.5)	(0.6)
Equity (loss) income	(2.5)	2.0	(1.9)
Tax holidays	(2.8)	(1.9)	2.0
Other	(1.6)	(3.9)	2.9
Effective tax rate	52.5%	108.1%	(94.9)%

In the fourth quarter of 2020, the Supreme Court of Spain ruled in favor of Alcoa regarding the 2006 through 2009 tax year assessment. As a result, the reserve for Uncertain tax positions that was established in 2018 has been released. Refer to the Tax Matters section in Note S for further information.

On December 22, 2017, U.S. tax legislation known as the U.S. Tax Cuts and Jobs Act of 2017 (the TCJA) was enacted. In 2018, the Company made an accounting policy election to include as a period cost the tax impact generated by including Global Intangible Low-Taxed Income provisions (GILTI) in U.S. taxable income. During 2020, the U.S. Treasury Department finalized regulations implementing the GILTI provisions of the TCJA. Included in these regulations is an exclusion from GILTI for income subject to a high rate of foreign tax, which permits taxpayers to elect to apply the exception to previously filed tax returns. During 2020, an amended tax return was filed for 2018 to make this election. As a result, the Company recorded a tax benefit of ($138) in 2020 to reflect the re-establishment of certain U.S. Federal net operating loss carryforwards and a corresponding tax charge of $138 to record a full valuation allowance against the increased deferred tax asset.

Certain income earned by AWAB is eligible for a tax holiday, which decreases the tax rate on this income from 34% to 15.25%, which will result in future cash tax savings. The holiday related to production at the Alumar refinery will end on December 31, 2027, and the holiday related to the operation of the Juruti (Brazil) bauxite mine will end on December 31, 2026. In 2020 and 2019, deferred tax assets expected to reverse in the holiday period were revalued at the holiday rate. This resulted in a discrete income tax charge of $15 and $7 in 2020 and 2019, respectively. In 2021, it was determined that the deferred taxes associated with the tax holiday would be fully exhausted within the holiday period. These amounts were therefore maintained on the balance sheet at the holiday tax rate.

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

Deferred income taxes. The components of deferred tax assets and liabilities based on the underlying attributes without regard to jurisdiction were as follows:

	2021		2020
December 31,	Deferred tax assets	Deferred tax liabilities	Deferred tax assets	Deferred tax liabilities
Tax loss carryforwards	$1,554	$—	$1,668	$—
Employee benefits	409	—	711	—
Derivatives and hedging activities	345	—	214	—
Loss provisions	214	—	183	—
Depreciation	128	425	66	434
Investment basis differences	117	—	139	—
Interest	105	1	60	2
Lease assets and liabilities	26	22	37	36
Tax credit carryforwards	26	—	27	—
Deferred income/expense	2	135	22	116
Other	38	—	41	2
	2,964	583	3,168	590
Valuation allowance	(2,062)	—	(2,127)	—
Total	$902	$583	$1,041	$590

The following table details the expiration periods of the deferred tax assets presented above:

December 31, 2021	Expires within 10 years	Expires within 11-20 years	No expiration	Other	Total
Tax loss carryforwards	$232	$366	$956	$—	$1,554
Tax credit carryforwards	17	9	—	—	26
Other	—	—	265	1,119	1,384
Valuation allowance	(249)	(374)	(958)	(481)	(2,062)
Total	$—	$1	$263	$638	$902

Deferred tax assets with no expiration may still have annual limitations on utilization. Other represents deferred tax assets whose expiration is dependent upon the reversal of the underlying temporary difference.

The total deferred tax asset (net of valuation allowance) is supported by projections of future taxable income exclusive of reversing temporary differences and taxable temporary differences that reverse within the carryforward period. The composition of Alcoa’s net deferred tax asset by jurisdiction as of December 31, 2021 was as follows:

	Domestic	Foreign	Total
Deferred tax assets	$1,066	$1,898	$2,964
Valuation allowance	(965)	(1,097)	(2,062)
Deferred tax liabilities	(100)	(483)	(583)
Total	$1	$318	$319

The Company has several income tax filers in various foreign countries. Of the $318 net deferred tax asset included under the Foreign column in the table above, approximately 85% relates to six of Alcoa’s income tax filers (the “Foreign Filers”) as follows: a $148 net deferred tax asset for Alcoa Canada Company in Canada; a $141 net deferred tax asset for Alcoa Alumínio S.A. in Brazil; a $68 net deferred tax asset for AWAB in Brazil; a $67 net deferred tax asset for Alcoa Lauralco Management Company in Canada; a $34 net deferred tax asset for Alcoa Wolinbec Company in Canada; and, a $182 net deferred tax liability for AofA in Australia.

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

The Foreign Filers do not have a history of tax loss carryforwards expiring unused. Additionally, tax loss carryforwards have an infinite life under the income tax code in Brazil. However, utilization of an existing tax loss carryforward is limited to 30% of taxable income in a particular year in Brazil.

Accordingly, management concluded that the net deferred tax assets of the Foreign Filers will more likely than not be realized in future periods, resulting in no need for a partial or full valuation allowance as of December 31, 2021.

In December 2021, Alcoa recorded a valuation allowance of $103 against the net deferred tax assets of Alúmina Española, S.A. (Española). Management concluded that it is more likely than not that Española’s net deferred tax assets, which consist primarily of tax loss carryforwards, will not be realized as the entity’s sole operating asset, the San Ciprián refinery, is in a three-year cumulative loss position for the period ended December 31, 2021. This cumulative loss position is the result of recent operating losses due to the high energy costs in Spain and the impact of the refinery workers’ strike on the fourth quarter of 2021. Despite recent favorable increases in the sales price of alumina, management has forecasted operating losses for Española for the foreseeable future due to the high energy costs in Spain and increases in raw materials costs, resulting in a need for a full valuation allowance as of December 31, 2021.

The following table details the changes in the valuation allowance:

December 31,	2021	2020	2019
Balance at beginning of year	$(2,127)	$(1,778)	$(1,684)
Establishment of new allowances(1)	(103)	—	—
Net change to existing allowances(2)	139	(315)	(101)
Foreign currency translation	29	(34)	7
Balance at end of year	$(2,062)	$(2,127)	$(1,778)
(1)	This line item reflects valuation allowances initially established as a result of a change in management’s judgment regarding the realizability of deferred tax assets.
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

Undistributed net earnings. Certain earnings of Alcoa’s foreign subsidiaries are deemed to be permanently reinvested outside the United States. The cumulative amount of Alcoa’s foreign undistributed net earnings deemed to be permanently reinvested was approximately $2,377 as of December 31, 2021. Alcoa Corporation has several commitments and obligations related to the Company’s operations in various foreign jurisdictions; therefore, management has no plans to distribute such earnings in the foreseeable future. Alcoa Corporation continuously evaluates its local and global cash needs for future business operations and anticipated debt facilities, which may influence future repatriation decisions. If these earnings were distributed in the form of dividends or otherwise, we could be subject to foreign income or withholding taxes and state income taxes. Due to the uncertainty of the manner in which the undistributed earnings would be brought back to the United States and the tax laws in effect at that time, it is not practicable to estimate the tax liability that might be incurred if such earnings were remitted to the U.S.

Unrecognized tax benefits. Alcoa and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various foreign and U.S. state jurisdictions. With few exceptions, the Company is not subject to income tax examinations by tax authorities for years prior to 2014. The U.S. federal income tax filings of the Company’s U.S. consolidated tax group have been examined through the 2018 tax year. Foreign jurisdiction tax authorities are in the process of examining income tax returns of several of Alcoa’s subsidiaries for various tax years. Excluding the Australia tax matter discussed in Note S, the period under foreign examination includes the income tax years from 2009 through 2020. For U.S. state income tax purposes, the Company and its subsidiaries remain subject to income tax examinations for the 2017 tax year and forward.

In the third quarter of 2020, AofA paid approximately $74 (A$107) to the ATO related to the tax dispute described in Note S. Upon payment, AofA recorded a noncurrent prepaid tax asset, as the Company continues to believe it is more likely than not that AofA’s tax position will be sustained and therefore is not recognizing any tax expense in relation to this matter. In accordance with Australian tax laws, the initial interest assessment and additional interest are deductible against AofA’s taxable income resulting in approximately $169 (A$219) and $14 (A$19) of lower cash tax payments in the second half of 2020 and the year-ended December 31, 2021, respectively. Interest compounded in future years is also deductible against AofA’s income in the respective periods. If AofA is ultimately successful, the interest deduction would become taxable as income in the year the dispute is resolved. In addition, should the ATO decide in the interim to reduce any interest already assessed, the reduction would be taxable as income at that point in time. During 2021, AofA continued to record its tax provision and tax liability without effect of the ATO assessment, since it expects to prevail. The tax payable will remain on AofA’s balance sheet as a noncurrent liability, increased by the tax effect of subsequent periods’ interest deductions, until dispute resolution, which is expected to take several years. The noncurrent liability resulting from the cumulative interest deductions was approximately $174 (A$238) and $169 (A$219) at December 31, 2021 and 2020, respectively.

The reserve balance for unrecognized tax benefits is included in Noncurrent income taxes on the Consolidated Balance Sheet. A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) was as follows:

December 31,	2021	2020	2019
Balance at beginning of year	$4	$29	$30
Reductions for tax positions of prior years	—	(26)	—
Foreign currency translation	—	1	(1)
Balance at end of year	$4	$4	$29

For all periods presented, a portion of the balance at end of year pertains to state tax liabilities, which are presented before any offset for federal tax benefits. The effect of unrecognized tax benefits, if recorded, that would impact the annual effective tax rate for 2021, 2020, and 2019 would be 0%, 3%, and (7)%, respectively, of pretax book (loss) income. In 2018, the Company recorded a charge of $30 (€26), including $10 (€9) for interest, in Provision for income taxes on the accompanying Statement of Consolidated Operations to establish a liability for its 49% share of the estimated loss on a disputed income tax matter (see Spain in the Tax section of Note S). In 2020, the Company received a favorable final ruling in the Supreme Court of Spain on the Spain tax matter and recorded income of $32 (€26) from the reversal of the 2018 entry and the interest expense accrued through 2019. This change is reflected in the above table as Reductions for tax positions of prior years in the amount of $21 (€17), which is exclusive of interest previously charged to expense. The remainder of the change in Reductions for tax positions of prior years is primarily related to changes in Brazil income tax positions. There were no material changes in Reductions for tax positions of prior years in 2021. Alcoa does not anticipate that changes in its unrecognized tax benefits will have a material impact on the Statement of Consolidated Operations during 2022.

It is the Company’s policy to recognize interest and penalties related to income taxes as a component of the Provision for income taxes on the accompanying Statement of Consolidated Operations. In 2021, 2020, and 2019 Alcoa recognized $0, $0, and $2, respectively, in interest and penalties. Due to the expiration of the statute of limitations, settlements with tax authorities, and refunded overpayments, the Company also recognized interest income of $0, $13, and $1 in 2021, 2020, and 2019, respectively. As of December 31, 2021 and 2020, the amount accrued for the payment of interest and penalties was $2 and $2, respectively.

R. Asset Retirement Obligations

Alcoa records AROs related to legal obligations associated with the standard operation of bauxite mines, alumina refineries, and aluminum smelters. These AROs consist primarily of costs associated with mine reclamation, closure of bauxite residue areas, spent pot lining disposal, and landfill closures. The Company also recognizes AROs for the disposal of regulated waste materials related to the demolition of facilities and for any significant lease restoration obligations, if required by a lease agreement.

The following table details the carrying value of recorded AROs by major category, of which $116 and $128 was classified as a current liability as of December 31, 2021 and 2020, respectively:

December 31,	2021	2020
Closure of bauxite residue areas	$274	$278
Mine reclamation	255	264
Spent pot lining disposal	107	108
Demolition	72	72
Landfill closure	30	31
Balance at end of year	$738	$753

The following table details the changes in the total carrying value of recorded AROs:

December 31,	2021	2020
Balance at beginning of year	$753	$717
Accretion expense	20	21
Liabilities incurred	101	107
Payments	(101)	(93)
Reversals of previously recorded liabilities	(6)	(17)
Foreign currency translation and other	(29)	18
Balance at end of year	$738	$753

Liabilities incurred in 2021 include:

•	$30 for new mine areas opened during the year and higher estimated mine reclamation costs, partially driven by increased complexity of reclamation areas due to steeper mine pits and grades;
•	$28 for bauxite residue areas, including new bauxite residue areas as well as changes in engineering designs for both open and closed bauxite residue areas;
•	$17 related to spent pot lining treatment and disposal;
•	$16 related to the closure of the Wenatchee smelter announced in the fourth quarter of 2021;
•	$5 related to the closure of the Lake Charles anode facility announced in the third quarter of 2021; and,
•	$5 related to changes in scope for landfill closures.

The additional accruals were primarily recorded with corresponding capitalized asset retirement costs (see Note B) except for $23 related to closed sites which were recorded to Restructuring and other charges, net on the accompanying Statement of Consolidated Operations (see Note D).

Liabilities incurred in 2020 include accruals for new mine areas opened during the year, higher estimated mine reclamation costs, accruals for bauxite residue areas opened during the year, and accruals related to spent pot lining treatment and disposals. The additional accruals were primarily recorded with corresponding capitalized asset retirement costs (see Note B) except for $2 which were recorded to Restructuring and other charges, net on the accompanying Statement of Consolidated Operations (see Note D).

In 2021, reversals of previously recorded liabilities included a reversal of $5 due to the determination that previously estimated demolition costs were not required at the previously closed Tennessee site. In 2020, reversals of previously recorded liabilities were primarily related to the sale of Gum Springs (see Note U) and completion of demolition projects at numerous permanently closed sites.

S. Contingencies and Commitments

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

Alcoa Corporation’s environmental remediation reserve balance reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. The following table details the changes in the carrying value of recorded environmental remediation reserves:

Balance at December 31, 2018	$280
Liabilities incurred	73
Cash payments	(17)
Reversals of previously recorded liabilities	(1)
Balance at December 31, 2019	335
Liabilities incurred	7
Cash payments	(19)
Foreign currency translation and other	(1)
Balance at December 31, 2020	322
Liabilities incurred	21
Cash payments	(23)
Reversals of previously recorded liabilities	(17)
Foreign currency translation and other	6
Balance at December 31, 2021	$309

At December 31, 2021 and 2020, the current portion of the remediation reserve balance was $44 and $29, respectively.

In 2021, the Company incurred liabilities of $21 primarily related to remediation design considerations at the Longview site in Washington, closure of the Wenatchee aluminum smelter in Washington, environmental activities at the Point Comfort site in Texas, closure of the anode plant at the Lake Charles site in Louisiana, and wetlands mitigation at the Longview site in Washington, as well as other increases for ongoing monitoring and maintenance at various sites. These charges are primarily recorded in Cost of goods sold and Restructuring and other charges, net on the accompanying Statement of Consolidated Operations. Payments related to remediation expenses applied against the reserve were $23. These amounts include mandated expenditures as well as those not required by any regulatory authority or third-party. Further, the Company recorded reversals of reserves of $17 related to:

•	$7 due to the determination that previously estimated site remediation is not required at the previously closed Tennessee site;
•	$5 due to lower costs for waste treatment at a previously closed Suriname site; and,
•	$5 due to lower costs for site remediation related to a previously closed site in Brazil.

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

The estimated timing of cash outflows from the environmental remediation reserve at December 31, 2021 is as follows:

2022	$44
2023 - 2027	155
Thereafter	110
Total	$309

Reserve balances at December 31, 2021 and 2020, associated with significant sites with active remediation underway or for future remediation were $247 and $259, respectively. In management’s judgment, the Company’s reserves are sufficient to satisfy the provisions of the respective action plans. Upon changes in facts or circumstances, a change to the reserve may be required. The Company’s significant sites include:

Poços de Caldas, Brazil—The reserve associated with the 2015 closure of the Alcoa Alumínio S.A. smelter in Poços de Caldas, Brazil, is for remediation of historic spent potlining storage and disposal areas. The final remediation plan is currently under review; such review could require the reserve balance to be adjusted.

Fusina and Portovesme, Italy—Alcoa Corporation’s subsidiary Alcoa Trasformazioni S.r.l. has remediation projects underway for its closed smelter sites at Fusina and Portovesme which have been approved by the Italian Ministry for Ecologic Transition (MET). Work is ongoing for soil remediation at the Fusina site with expected completion by the end of 2023 and at the Portovesme site with expected completion in the first half of 2022. The final remedial design for the groundwater remediation project at Portovesme was completed in 2020 and is awaiting approval from the MET.

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

Sherwin, Texas—In connection with the 2018 settlement of a dispute related to the previously-owned Sherwin alumina refinery, the Company’s subsidiary, Copano Enterprises LLC, accepted responsibility for the final closure of four bauxite residue waste disposal areas (known as the Copano facility). Work commenced on the first residue disposal area in 2018 and will take up to six additional years to complete, depending on the nature of its potential re-use. Work on the next three areas has not commenced but is expected to be completed by 2048, depending on its potential re-use.

Longview, Washington—In connection with a 2018 Consent Decree and Cleanup Action Plan with the State of Washington Department of Ecology, the Company’s subsidiary, Northwest Alloys as landowner, accepted certain responsibilities for future remediation of contaminated soil and sediments at the site located near Longview, Washington. In December 2020, the lessee of the land, who was a partner in the remediation of the site, filed for bankruptcy and exited the site in January 2021. Remediation design changes for consolidation and remediation of the onsite industrial waste landfills, groundwater remediation, and post-closure monitoring and maintenance at the site was completed in 2021. As of December 31, 2021, the reserve related to the site is deemed to be sufficient.

Other Sites—The Company is in the process of decommissioning various other plants and remediating sites in several countries for potential redevelopment or to return the land to a natural state. In aggregate, there are approximately 35 remediation projects at these other sites that are planned or underway. These activities will be completed at various times in the future with the latest expected to be in 2026, after which ongoing monitoring and other activities may be required. At December 31, 2021 and 2020, the reserve balance associated with these activities was $62 and $63, respectively.

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

Australia (AofA)—In December 2019, AofA received a statement of audit position (SOAP) from the Australian Taxation Office (ATO) related to the pricing of certain historic third-party alumina sales. The SOAP proposed adjustments that would result in additional income tax payable by AofA. During 2020, the SOAP was the subject of an independent review process within the ATO. At the conclusion of this process, the ATO determined to continue with the proposed adjustments and issued Notices of Assessment (the Notices) that were received by AofA on July 7, 2020. The Notices asserted claims for income tax payable by AofA of approximately

$156 (A$214). The Notices also included claims for compounded interest on the tax amount totaling approximately $516 (A$707). On September 17, 2020, the ATO issued a position paper with its preliminary view on the imposition of administrative penalties related to the tax assessment issued to AofA. This paper proposed penalties of approximately $94 (A$128).

AofA disagreed with the Notices and with the ATO’s proposed position on penalties. In September 2020, AofA lodged formal objections to the Notices. In the fourth quarter of 2020, AofA provided a submission on the ATO’s imposition of interest and also submitted a response to the ATO’s position paper on penalties. After the ATO completes its review of AofA’s response to the penalties position paper, the ATO could issue a penalty assessment.

To date, AofA has not received a determination from the objections team on the Notices, nor has it received a response to its submission on the ATO’s imposition of interest or its response to the ATO’s position paper on penalties.

On February 1, 2022, AofA submitted statutory notices to the ATO requiring the ATO to make decisions on AofA’s objections within a 60-day period.

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

In accordance with the ATO’s dispute resolution practices, AofA paid 50% of the assessed income tax amount exclusive of interest and any penalties, or approximately $74 (A$107), during the third quarter 2020, and the ATO is not expected to seek further payment prior to final resolution of the matter. If AofA is ultimately successful, any amounts paid to the ATO as part of the 50% payment would be refunded. AofA funded the payment with cash on hand and recorded the payment within Other noncurrent assets as a noncurrent prepaid tax asset; the related December 31, 2021 balance is $78 (A$107).

Further interest on the unpaid tax and interest amounts will continue to accrue during the dispute. The initial interest assessment and the additional interest accrued are deductible against taxable income by AofA but would be taxable as income in the year the dispute is resolved if AofA is ultimately successful. AofA applied this deduction beginning in the third quarter of 2020 which reduced cash tax payments by approximately $169 (A$219) in 2020 and $14 (A$19) in 2021. This amount has been reflected within Other noncurrent liabilities and deferred credits as a noncurrent accrued tax liability; the related December 31, 2021 balance is $174 (A$238) (see Note U).

The Company continues to believe it is more likely than not that AofA’s tax position will be sustained and therefore is not recognizing any tax expense in relation to this matter. However, because the ultimate resolution of this matter is uncertain at this time, the Company cannot predict the potential loss or range of loss associated with the outcome, which may materially affect its results of operations and financial condition. References to any assessed U.S. dollar amounts presented in connection with this matter have been converted into U.S. dollars from Australian dollars based on the exchange rate in the respective period.

AofA is part of the Company’s joint venture with Alumina Limited, an Australian public company listed on the Australian Securities Exchange. The Company and Alumina Limited own 60% and 40%, respectively, of the joint venture entities, including AofA.

Other

Spain—In July 2019, the Company completed the divestiture of the Avilés and La Coruña (Spain) aluminum facilities to PARTER Capital Group AG (PARTER) in a sale process endorsed by the Spanish government and supported by the workers’ representatives following a collective dismissal process. In connection with the divestiture, Alcoa committed to make financial contributions to the divested entities of up to $95; a total of $78 was paid through December 31, 2021. In the fourth quarter of 2021, the Company reversed the remaining reserve of $17, in accordance with the terms of the agreement, as the period for which the divested entities could incur qualifying capital expenditures had lapsed.

In early 2020, PARTER sold a majority stake in the facilities to an unrelated party. Alcoa had no knowledge of the subsequent transaction prior to its announcement and on August 28, 2020, Alcoa filed a lawsuit with the Court of First Instance in Madrid, Spain asserting that the sale was in breach of the sale agreement between Alcoa and PARTER.

Related to this subsequent sale transaction, certain proceedings and investigations have been initiated by or at the request of the employees of the facilities against their current employers, the new owners of the current employers, and Alcoa, alleging that certain agreements from the 2019 collective dismissal process remain in force and that, under such agreements, Alcoa remains liable for certain related employment benefits. One such proceeding is a collective case before the Spanish National Court, filed on November 10, 2020, wherein the workers’ representatives and employees are seeking to have the terms of a Collective Dismissal Agreement signed between Alcoa and the workers in January 2019 be fulfilled. Other proceedings include: a second collective claim filed in National Court on behalf employees that were not affected by the 2019 collective dismissal process, numerous individual labor claims filed in the labor courts of Avilés and La Coruña and the initiation of a separate criminal investigation by the National Court.

On June 15, 2021, the Spanish National Court ruled that the collective dismissal agreement for the divested Avilés and La Coruña aluminum facilities should be applied to the situation of the claimant workers, and that Alcoa should be liable for the severance of those employees to the extent they were affected by the 2019 collective dismissal process. Alcoa has appealed this ruling to the Supreme Court of Spain.

In July 2021, the Spanish National Court appointed a judicial director to oversee the facilities and later declared the facilities insolvent.  In early 2022, the insolvency administrators appointed by the courts (one for each facility) announced their intention to collectively dismiss all employees at the two facilities.

In February 2022, Alcoa and relevant stakeholders initiated discussions to explore a potential global resolution of all pending matters involving Alcoa arising from the prior sale of the two facilities, including a waiver of all claims and investigations previously initiated by or at the request of the employees of the facilities. As of the date of this filing, these initial discussions are ongoing.

If a global resolution is not reached, Alcoa will continue with its appeal to the National Court ruling to the Spanish Supreme Court and will strongly defend all other pending and future legal proceedings arising from the sale of the Avilés and La Coruña facilities. Alcoa believes it has acted in good faith, in full compliance with the law and with all of the terms that it committed to in the contract for the sale of the Avilés and La Coruña facilities to PARTER and in the agreements that it entered into with the representatives of the workers of both facilities.

The estimated range of reasonably possible loss is $0 to $70. Due to the uncertainty regarding both the outcome of the discussions and the likelihood of securing waivers for all claims, Alcoa is unable to reasonably predict the ultimate outcome of this matter.

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

Commitments

Purchase Obligations. Alcoa Corporation is party to unconditional purchase obligations for energy that expire between 2040 and 2041. Commitments related to these contracts total $57 in 2022, $60 in 2023, $62 in 2024, $64 in 2025, $66 in 2026, and $1,155 thereafter. Expenditures under these contracts totaled $86 in 2021, $79 in 2020, and $146 in 2019. Additionally, the Company has entered into other purchase commitments for energy, raw materials, and other goods and services, which total $3,829 in 2022 $1,853, in 2023, $1,585 in 2024, $1,637 in 2025, $1,594 in 2026, and $10,547 thereafter.

AofA has a gas supply agreement to power its three alumina refineries in Western Australia which began in July 2020 for a 12-year period. The terms of this agreement required AofA to make a prepayment of $500 in two installments, the first of which was made in June 2015 for $300. The second installment of $200 was made in April 2016. At December 31, 2021, Alcoa Corporation had a total asset of $417 (A$571), which was included in Prepaid expenses and other current assets ($40) and Other noncurrent assets ($377) (see Note U) on the accompanying Consolidated Balance Sheet related to these prepayments. At December 31, 2020, Alcoa Corporation had a total asset of $481 (A$625), which was included in Prepaid expenses and other current assets ($42) and Other noncurrent assets ($439) (see Note U) on the accompanying Consolidated Balance Sheet.

Guarantees of Third Parties. As of December 31, 2021 and 2020, the Company had no outstanding potential future payments for guarantees issued on behalf of a third-party.

Bank Guarantees and Letters of Credit. Alcoa Corporation has outstanding bank guarantees and letters of credit related to, among others, energy contracts, environmental obligations, legal and tax matters, leasing obligations, workers compensation, and customs duties. The total amount committed under these instruments, which automatically renew or expire at various dates between 2022 and 2026, was $312 (includes $110 issued under a standby letter of credit agreement —see below) at December 31, 2021. Additionally, ParentCo has outstanding bank guarantees and letters of credit related to the Company in the amount of $15 at December 31, 2021. In the event ParentCo would be required to perform under any of these instruments, ParentCo would be indemnified by Alcoa Corporation in accordance with the Separation and Distribution Agreement. Likewise, the Company has outstanding bank guarantees and letters of credit related to ParentCo in the amount of $11 at December 31, 2021. In the event Alcoa Corporation would be required to perform under any of these instruments, the Company would be indemnified by ParentCo in accordance with the Separation and Distribution Agreement.

In August 2017, Alcoa Corporation entered into a standby letter of credit agreement, which expires on May 3, 2023 (extended in August 2018, May 2019, and May 2021), with three financial institutions. The agreement provides for a $150 facility used by the Company for matters in the ordinary course of business. Alcoa Corporation’s obligations under this facility are secured in the same manner as obligations under the Company’s revolving credit facility. Additionally, this facility contains similar representations and warranties and affirmative, negative, and financial covenants as the Company’s revolving credit facility (see Note M). As of December 31, 2021, letters of credit aggregating $110 were issued under this facility.

Surety Bonds. Alcoa Corporation has outstanding surety bonds primarily related to tax matters, contract performance, workers compensation, environmental-related matters, and customs duties. The total amount committed under these bonds, which automatically renew or expire at various dates between 2022 and 2026, was $158 at December 31, 2021. Additionally, ParentCo has outstanding surety bonds related to the Company in the amount of $12 at December 31, 2021. In the event ParentCo would be required to perform under any of these instruments, ParentCo would be indemnified by Alcoa Corporation in accordance with the Separation and Distribution Agreement. Likewise, the Company has outstanding surety bonds related to ParentCo in the amount of $3 at December 31, 2021. In the event Alcoa Corporation would be required to perform under any of these instruments, the Company would be indemnified by ParentCo in accordance with the Separation and Distribution Agreement.

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

Lease expense and operating cash flows include:

	2021	2020
Costs from operating leases	$70	$74
Variable lease payments	$13	$11
Short-term rental expense	$3	$3

The weighted average lease term and weighted average discount rate were as follows:

December 31,	2021	2020
Weighted average lease term for operating leases (years)	4.9	4.4
Weighted average discount rate for operating leases	5.2%	5.2%

The following represents the aggregate right-of-use assets and related lease obligations recognized in the Consolidated Balance Sheet:

December 31,	2021	2020
Properties, plants, and equipment, net	$97	$137
Other current liabilities	35	60
Other noncurrent liabilities and deferred credits	64	82
Total operating lease liabilities	$99	$142

Right-of-use assets and lease liabilities related to the Warrick Rolling Mill were excluded from the December 31, 2020 balances in the above table due to the sale of the rolling mill and were reclassified to Assets held for sale (see Note C).

New leases of $24 and $54 were added during the years ended December 31, 2021 and 2020, respectively.

The future cash flows related to the operating lease obligations as of December 31, 2021 were as follows:

Year Ending December 31,
2022	$41
2023	27
2024	15
2025	10
2026	7
Thereafter	17
Total lease payments (undiscounted)	117
Less: discount to net present value	(18)
Total	$99

U. Other Financial Information

Interest Cost Components

	2021	2020	2019
Amount charged to expense	$195	$146	$121
Amount capitalized	6	9	13
	$201	$155	$134

Other (Income) Expenses, Net

	2021	2020	2019
Equity (gain) loss	$(105)	$46	$49
Foreign currency losses, net	3	20	16
Net gain from asset sales	(354)	(173)	(3)
Net (gain) loss on mark-to-market derivative instruments (P)	(25)	11	(1)
Non-service costs – pension and OPEB (O)	47	108	117
Other, net	(11)	(4)	(16)
	$(445)	$8	$162

In 2021, Net gain from asset sales of $354 was primarily related to the sales of the Rockdale site, the Eastalco site, and the Warrick Rolling Mill (see Note C). In 2020, Net gain from asset sales included a $181 gain related to the sale of EES (see Note C).

Other Noncurrent Assets

December 31,	2021	2020
Gas supply prepayment (S)	$377	$439
Prepaid gas transmission contract	304	315
Value-added tax credits	215	134
Deferred mining costs, net	149	136
Prepaid pension benefit (O)	164	—
Goodwill (L)	144	145
Noncurrent restricted cash (see below)	106	—
Noncurrent prepaid tax asset (S)	78	82
Intangibles, net (L)	35	45
Other	92	148
	$1,664	$1,444

Prepaid gas transmission contract—As part of a previous sale transaction of an equity investment, Alcoa maintained access to approximately 30% of the Dampier to Bunbury Natural Gas Pipeline transmission capacity in Western Australia for gas supply to three alumina refineries. At December 31, 2021 and 2020, AofA had an asset of $304 and $315, respectively, representing prepayments made under the agreement for future gas transmission services.

Value-added tax credits—The Value-added tax (VAT) credits (federal and state) relate to two of the Company’s subsidiaries in Brazil, AWAB and Alumínio, concerning the São Luís smelter and refinery and the Juruti mine. This refinery pays VAT on the purchase of goods and services used in the alumina production process. The credits generally can be utilized to offset the VAT charged on domestic sales of alumina and aluminum.

In March 2021, the Brazil Federal Supreme Court provided clarification on an earlier ruling that found the inclusion of state VAT within the federal VAT tax base to be unconstitutional. After receiving further clarification from the court in August 2021, the Company finalized the amount of its recovery claim and submitted the claim to the tax authorities in the fourth quarter and received acknowledgment of the claim in January 2022. As a result, in the fourth quarter of 2021, the Company recorded $95 of additional VAT credits in Other noncurrent assets, $47 payable to Arconic Corporation within Other noncurrent liabilities, $34 in Sales, and $14 of interest income within Other (income) expenses, net. The amount due to Arconic Corporation represents VAT payments related to an Arconic subsidiary previously owned by Aluminio for a portion of the claim years and covered under agreements related to the Separation Transaction (see Note A).

In the fourth quarter of 2018, as a result of an assessment on the future realizability of the state VAT credits, management established an allowance on the accumulated state VAT credit balances and recorded a $107 charge in Restructuring and other charges, net, on the accompanying Statement of Consolidated Operations. While the Company retains the ability to utilize the state credits in the future, the restart of the Alumar smelter in São Luís, Brazil provided the only practical opportunity to monetize these credits. In 2021, the Company announced its plan to restart its 268 kmt per year share of capacity at the Alumar smelter, which had been fully curtailed since 2015. The smelter restart began in late 2021 and is expected to be operational at full capacity in the fourth quarter of 2022. Once smelter domestic sales start in mid-2022 and VAT credits are realized, the Company expects to reverse the initial valuation allowance with a credit to Restructuring and other charges, net and reverse the subsequent additions to the valuation allowance with a credit to Cost of goods sold (same account as when incurred).

Other Noncurrent Liabilities and Deferred Credits

December 31,	2021	2020
Noncurrent accrued tax liability (S)	$174	$169
Accrued compensation and retirement costs	120	116
Operating lease obligations (T)	64	82
Deferred carbon dioxide emission credits	54	56
Value-added tax credits payable to Arconic Corporation	47	—
Noncurrent restructuring reserve (D)	44	1
Deferred alumina sales revenue	36	45
Noncurrent site separation reserve (C)	26	—
Other	34	46
	$599	$515

Other noncurrent liabilities related to the Warrick Rolling Mill were excluded from the December 31, 2020 balances in the above table due to the sale of the rolling mill and were reclassified to Liabilities held for sale (see Note C).

Deferred carbon dioxide emission credits—Deferred credits relate to cash received for carbon dioxide emissions related to the San Ciprián smelter ($40) and refinery ($6), as well as the divested Avilés and La Coruña facilities ($8), from a governmental agency in Spain. The terms of the credits require the Company to comply with certain conditions for a period of three years. These deferred credits will be recognized as a reduction to Cost of goods sold once it is determined to be probable the Company will satisfy all conditions. Should the Company not meet all conditions during the three-year period, the credits will be repaid to the governmental agency.

Value-added tax credits payable to Arconic Corporation—See, Other noncurrent assets—Value-added tax credits, above.

Cash and Cash Equivalents and Restricted Cash

December 31,	2021	2020
Cash and cash equivalents	$1,814	$1,607
Current restricted cash	4	3
Noncurrent restricted cash	106	—
	$1,924	$1,610

Current restricted cash amounts are reported in Prepaid expenses and other current assets on the accompanying Consolidated Balance Sheet. Noncurrent restricted cash amounts are reported in Other noncurrent assets on the accompanying Consolidated Balance Sheet.

On December 29, 2021, the Company announced the two-year curtailment of the San Ciprián aluminum smelter in Spain. As a result of the agreement reached between Alcoa and the San Ciprián workers’ representatives, the Company has restricted cash of $103 to be made available in the future to cover capital expenditures and future restart costs associated with the planned restart at the end of the curtailment period, expected to begin in January 2024.

Cash Flow Information

Cash paid for interest and income taxes was as follows:

	2021	2020	2019
Interest, net of amount capitalized	$191	$135	$113
Income taxes, net of amount refunded	152	183	732

V. Subsequent Events

On February 15, 2022, the Company signed an agreement to sell its share of its investment in Mineração Rio do Norte S.A in Brazil for $10 to South32 Limited. Related to this transaction, the Company expects to record an asset impairment of approximately $55 in the first quarter of 2022 in Restructuring and other charges, net on the Statement of Consolidated Operations. The transaction is expected to close by April 2022. Further, an additional $30 in cash could be paid to Alcoa if certain post-closing conditions are satisfied.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Alcoa Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the U.S. Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, and they have concluded that these controls and procedures were effective as of December 31, 2021.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is included in Part II Item 8 of this Form 10-K.

(c) Attestation Report of the Registered Public Accounting Firm

The effectiveness of Alcoa Corporation’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP (PCAOB ID No. 238), an independent registered public accounting firm, as stated in their report, which is included in Part II Item 8 of this Form 10-K.

(d) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K regarding executive officers is set forth in Part I Item 1 of this Form 10-K under the caption “Information about our Executive Officers.” The information required by Item 401 of Regulation S-K regarding directors is contained under the caption “Item 1 Election of 10 Director Nominees to Serve for One-Year Terms Expiring in 2023” of Alcoa Corporation’s Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (Proxy Statement), which will be filed with the SEC within 120 days of the end of Alcoa Corporation’s fiscal year ended December 31, 2021 (Proxy Statement) and is incorporated herein by reference.

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

The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is included under the captions “Item 1 Election of 10 Director Nominees to Serve for One-Year Terms Expiring in 2023—Nominating Board Candidates—Procedures and Director Qualifications,” “Corporate Governance—Board Information—Meetings, Attendance and Committee Composition” and “Corporate Governance—Board Information—Committees of the Board” of the Proxy Statement and is incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by Item 402 of Regulation S-K is contained under the captions “Item 1 Election of 10 Director Nominees to Serve for One-Year Terms Expiring in 2023—Non-Employee Director Compensation Program,” “Executive Compensation,” “Corporate Governance—Board Information—The Board’s Role in Risk Oversight,” “Corporate Governance—Board Information—Committees of the Board,” and “Corporate Governance—Compensation Matters” of the Proxy Statement. Such information is incorporated herein by reference.

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

Item 14.  Principal Accountant Fees and Services.

The information required by Item 9(e) of Schedule 14A is contained under the caption “Item 2 Ratification of the Appointment of PricewaterhouseCoopers LLP as the Company’s Independent Auditor for 2022—Audit Committee Pre-Approval Policy” and “Item 2 Ratification of the Appointment of PricewaterhouseCoopers LLP as the Company’s Independent Auditor for 2022—Auditor Fees” of the Proxy Statement and is incorporated herein by reference.

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

4.2

Supplemental Indenture, dated as of December 9, 2019, among Alcoa Corporation, Alcoa Treasury S.à r.l, Alcoa Nederland Holding B.V., and The Bank of New York Mellon Trust Company, N.A. under the Indenture dated May 17, 2018 (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed February 21, 2020 (File No. 1-137816))

4.3

Indenture, dated July 13, 2020, among Alcoa Nederland Holding B.V., Alcoa Corporation, certain subsidiaries of Alcoa Corporation, and The Bank of New York Mellon Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 13, 2020 (File No. 1-37816))

4.4

Indenture, dated as of March 24, 2021, among Alcoa Nederland Holding B.V., Alcoa Corporation, certain subsidiaries of Alcoa Corporation, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 24, 2021 (File No. 1-37816))

4.5	Description of Securities (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed February 21, 2020 (File No. 1-137816))

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

10.4	First Amendment to Alcoa Corporation to Arconic Inc. Patent, Know-How, and Trade Secret License Agreement, dated January 5, 2017, by and between Alcoa USA Corp. and Arconic Inc. (filed herewith)

10.5

Second Amendment to Alcoa Corporation to Arconic Inc. Patent, Know-How, and Trade Secret License Agreement, effective as of October 18, 2021, by and between Alcoa USA Corp. and Howmet Aerospace Inc. (f/k/a Arconic Inc.) (filed herewith)

10.6

Arconic Inc. to Alcoa Corporation Patent, Know-How, and Trade Secret License Agreement, dated as of October 31, 2016, by and between Arconic Inc. and Alcoa USA Corp. (incorporated by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K filed November 4, 2016 (File No. 1-37816))

Exhibit No.	Description of Exhibit
10.7

Amended and Restated Alcoa Corporation to Arconic Inc. Trademark License Agreement, dated as of June 25, 2017, by and between Alcoa USA Corp. and Arconic Inc. (incorporated by reference to Exhibit 2 to the Company’s Quarterly Report on Form 10-Q filed August 3, 2017 (File No. 1-37816))

10.8

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

10.9

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

10.10

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

10.11

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

10.12

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

10.13

Amended and Restated Charter of the Strategic Council for the AWAC Joint Venture (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 4, 2016 (File No. 1-37816))

10.14

Side Letter of November 1, 2016, between Alcoa Corporation and Alumina Limited clarifying transfer restrictions (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 4, 2016 (File No. 1-37816))

10.15

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

10.16

Shareholders’ Agreement between Alcoa of Australia Limited, Alcoa Australian Pty Ltd and Alumina Limited, originally dated as of May 10, 1996 (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed September 1, 2016 (File No. 1-37816))

10.17	Kwinana State Agreement of 1961 (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed September 1, 2016 (File No. 1-37816))

10.18	Pinjarra State Agreement of 1969 (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed September 1, 2016 (File No. 1-37816))

10.19	Wagerup State Agreement of 1978 (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed September 1, 2016 (File No. 1-37816))

Exhibit No.	Description of Exhibit
10.20	Alumina Refinery Agreement of 1987 (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed September 1, 2016 (File No. 1-37816))

10.21

Framework Agreement, dated June 26, 2019, between Saudi Arabian Mining Company (Ma’aden) and Alcoa Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed July 31, 2019 (File No. 1-37816))

10.22

Amendment and Restatement Deed dated June 26, 2019 relating to the Aluminium Project Framework Shareholders’ Agreement originally dated December 20, 2009 between Saudi Arabian Mining Company (Ma’aden) and Alcoa Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed July 31, 2019 (File No. 1-37816))

10.23

Alcoa Corporation 2016 Stock Incentive Plan (as Amended and Restated as of May 9, 2018), (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 15, 2018 (File No. 1-37816))*

10.24	Alcoa USA Corp. Deferred Compensation Plan, as amended November 15, 2021 (filed herewith)*

10.25

Alcoa USA Corp. Nonqualified Supplemental Retirement Plan C (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed August 12, 2016 (File No. 1-37816))*

10.26

Amendment 1 to Alcoa USA Corp. Nonqualified Supplemental Retirement Plan C, effective January 1, 2021 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed February 23, 2018 (File No. 1-37816))*

10.27

Form of Amended and Restated Indemnification Agreement by and between Alcoa Corporation and individual directors or officers, effective August 1, 2017 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed August 3, 2017 (File No. 1-37816))*

10.28

Alcoa Corporation Annual Cash Incentive Compensation Plan (as Amended and Restated), effective February 21, 2018 (incorporated by referenced to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2018 (File No. 1-37816))*

10.29

Alcoa Corporation Amended and Restated Change in Control Severance Plan, dated July 30, 2019 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed October 31, 2019 (File No. 1-37816))*

10.30

Amended and Restated Form of Alcoa Corporation Chief Executive Officer and Chief Financial Officer Executive Severance Agreement, effective as of July 30, 2019 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed October 31, 2019 (File No. 1-37816))*

10.31

Amended and Restated Form of Alcoa Corporation Corporate Officer Executive Severance Agreement, effective as of July 30, 2019 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed October 31, 2019 (File No. 1-37816))*

10.32	Terms and Conditions for Employee Stock Option Awards (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 filed January 18, 2017 (File No. 333-215606))*

10.33

Terms and Conditions for Employee Stock Option Awards, dated January 24, 2018 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed February 23, 2018 (File No. 1-37816))*

10.34

Terms and Conditions for Employee Restricted Share Units, effective October 1, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed October 31, 2019 (File No. 1-37816))*

10.35

Terms and Conditions for Employee Stock Option Awards, effective October 1, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed October 31, 2019 (File No. 1-37816))*

10.36

Terms and Conditions for Employee Special Retention Awards, effective October 1, 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed October 31, 2019 (File No. 1-37816))*

10.37	Terms and Conditions for Employee Restricted Share Units, effective December 8, 2021 (filed herewith)*

10.38	Terms and Conditions for Employee Special Retention Awards, effective December 8, 2021 (filed herewith)*

10.39

Letter Agreement, dated December 17, 2018, between John Slaven and Alcoa Corporation (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed February 21, 2020 (1-37816))*

Exhibit No.	Description of Exhibit
10.40

Alcoa Corporation Non-Employee Director Compensation Policy, effective September 24, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed October 30, 2020 (File No. 1-37816))*

10.41

Terms and Conditions for Deferred Fee Restricted Share Units Director Awards, effective December 1, 2016 (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1 filed January 18, 2017 (File No. 333-215606))*

10.42

Terms and Conditions for Restricted Share Units Annual Director Awards, effective December 1, 2016 (incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1 filed January 18, 2017 (File No. 333-215606))*

10.43

Terms and Conditions for Restricted Share Units Annual Director Awards, effective May 9, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report Form 10-Q filed August 3, 2017 (File No. 1-37816))*

10.44

Alcoa Corporation 2016 Deferred Fee Plan for Directors, effective November 1, 2016, as amended and restated on December 5, 2018 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed February 26, 2019 (1-37816))*

21.1	List of Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of SLR International Corporation

31.1	Certification of Principal Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Principal Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32.1	Certification of Principal Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

95.1	Mine Safety Disclosure

96.1	Technical Report Summary for Darling Range, Western Australia

96.2	Technical Report Summary for Juruti, Brazil

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
Molly S. Beerman Senior Vice President and Controller

February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and as of February 24, 2022.

/s/ Roy C. Harvey	/s/ William F. Oplinger
Roy C. Harvey President, Chief Executive Officer and Director (Principal Executive Officer and Director)	William F. Oplinger Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Molly S. Beerman
Molly S. Beerman Senior Vice President and Controller (Principal Accounting Officer)

/s/ Steven W. Williams Steven W. Williams Director, Chairman of the Board of Directors	/s/ Mary Anne Citrino Mary Anne Citrino Director

/s/ Pasquale Fiore Pasquale Fiore Director	/s/ Thomas J. Gorman Thomas J. Gorman Director

/s/ James A. Hughes James A. Hughes Director	/s/ James E. Nevels James E. Nevels Director

/s/ Carol L. Roberts Carol L. Roberts Director	/s/ Suzanne Sitherwood Suzanne Sitherwood Director

/s/ Ernesto Zedillo Ernesto Zedillo Director