Form 10-Q
period 2022-03-31
Alcoa Corp
filed 2022-05-05
CIK 1675149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

As of April 29, 2022, 184,448,686 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

Forward-Looking Statements

This report contains statements that relate to future events and expectations and as such constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “aims,” “ambition,” “anticipates,” “believes,” “could,” “develop,” “endeavors,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “outlook,” “potential,” “plans,” “projects,” “reach,” “seeks,” “sees,” “should,” “strive,” “targets,” “will,” “working,” “would,” or other words of similar meaning. All statements by Alcoa Corporation that reflect expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, forecasts concerning global demand growth for bauxite, alumina, and aluminum, and supply/demand balances; statements, projections or forecasts of future or targeted financial results, or operating or sustainability performance (including our ability to execute on strategies related to environmental, social and governance matters); statements about strategies, outlook, and business and financial prospects; and statements about capital allocation and return of capital. These statements reflect beliefs and assumptions that are based on Alcoa Corporation’s perception of historical trends, current conditions, and expected future developments, as well as other factors that management believes are appropriate in the circumstances. Forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and changes in circumstances that are difficult to predict. Although Alcoa Corporation believes that the expectations reflected in any forward-looking statements are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, but are not limited to: (a) current and potential future impacts to the global economy and our industry, business and financial condition caused by various worldwide or macroeconomic events, such as the COVID-19 pandemic and the ongoing conflict between Russia and Ukraine, and related regulatory developments; (b) material adverse changes in aluminum industry conditions, including global supply and demand conditions and fluctuations in London Metal Exchange-based prices and premiums, as applicable, for primary aluminum and other products, and fluctuations in indexed-based and spot prices for alumina; (c) changes in global economic and financial market conditions generally, such as inflation and interest rate increases, and which may also affect Alcoa Corporation’s ability to obtain credit or financing upon acceptable terms or at all; (d) unfavorable changes in the markets served by Alcoa Corporation; (e) the impact of changes in foreign currency exchange and tax rates on costs and results; (f) increases in energy or raw material costs, or uncertainty of or disruption to energy or raw materials supply, and to the supply chain including logistics; (g) the inability to execute on strategies related to or achieve improvement in profitability and margins, cost savings, cash generation, revenue growth, fiscal discipline, environmental- and social-related goals and targets (including due to delays in scientific and technological developments), or strengthening of competitiveness and operations anticipated from portfolio actions, operational and productivity improvements, technology advancements, and other initiatives; (h) the inability to realize expected benefits, in each case as planned and by targeted completion dates, from acquisitions, divestitures, restructuring activities, facility closures, curtailments, restarts, expansions, or joint ventures; (i) political, economic, trade, legal, public health and safety, and regulatory risks in the countries in which Alcoa Corporation operates or sells products; (j) labor disputes and/or work stoppages and strikes; (k) the outcome of contingencies, including legal and tax proceedings, government or regulatory investigations, and environmental remediation; (l) the impact of cyberattacks and potential information technology or data security breaches; (m) risks associated with long-term debt obligations; (n) the timing and amount of future cash dividends and share repurchases; (o) declines in the discount rates used to measure pension and other postretirement benefit liabilities or lower-than-expected investment returns on pension assets, or unfavorable changes in laws or regulations that govern pension plan funding; and, (p) the other risk factors discussed in Part I Item 1A of Alcoa Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and other reports filed by Alcoa Corporation with the U.S. Securities and Exchange Commission. Alcoa Corporation disclaims any obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise, except as required by applicable law. Market projections are subject to the risks described above and other risks in the market.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	First quarter ended March 31,
	2022	2021
Sales (E)	$3,293	$2,870
Cost of goods sold (exclusive of expenses below)	2,181	2,292
Selling, general administrative, and other expenses	44	52
Research and development expenses	9	7
Provision for depreciation, depletion, and amortization	160	182
Restructuring and other charges, net (D)	125	7
Interest expense	25	42
Other income, net (P)	(14)	(24)
Total costs and expenses	2,530	2,558
Income before income taxes	763	312
Provision for income taxes	210	93
Net income	553	219
Less: Net income attributable to noncontrolling interest	84	44
NET INCOME ATTRIBUTABLE TO ALCOA CORPORATION	$469	$175
EARNINGS PER SHARE ATTRIBUTABLE TO ALCOA CORPORATION COMMON SHAREHOLDERS (F):
Basic	$2.54	$0.94
Diluted	$2.49	$0.93

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income (unaudited)

(in millions)

	Alcoa Corporation		Noncontrolling interest		Total
	First quarter ended March 31,		First quarter ended March 31,		First quarter ended March 31,
	2022	2021	2022	2021	2022	2021
Net income	$469	$175	$84	$44	$553	$219
Other comprehensive (loss) income, net of tax (G):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	22	131	1	1	23	132
Foreign currency translation adjustments	326	(176)	98	(60)	424	(236)
Net change in unrecognized gains/losses on cash flow hedges	(830)	(204)	1	(3)	(829)	(207)
Total Other comprehensive (loss) income, net of tax	(482)	(249)	100	(62)	(382)	(311)
Comprehensive (loss) income	$(13)	$(74)	$184	$(18)	$171	$(92)

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents (L)	$1,554	$1,814
Receivables from customers	952	757
Other receivables	98	127
Inventories (I)	2,495	1,956
Fair value of derivative instruments (L)	64	14
Prepaid expenses and other current assets	435	358
Total current assets	5,598	5,026
Properties, plants, and equipment	20,445	19,753
Less: accumulated depreciation, depletion, and amortization	13,621	13,130
Properties, plants, and equipment, net	6,824	6,623
Investments (H)	1,224	1,199
Deferred income taxes	667	506
Fair value of derivative instruments (L)	20	7
Other noncurrent assets	1,655	1,664
Total assets	$15,988	$15,025
LIABILITIES
Current liabilities:
Accounts payable, trade	$1,645	$1,674
Accrued compensation and retirement costs	357	383
Taxes, including income taxes	358	374
Fair value of derivative instruments (L)	514	274
Other current liabilities	591	517
Long-term debt due within one year (J & L)	1	1
Total current liabilities	3,466	3,223
Long-term debt, less amount due within one year (J & L)	1,727	1,726
Accrued pension benefits (K)	407	417
Accrued other postretirement benefits (K)	642	650
Asset retirement obligations	637	622
Environmental remediation (O)	264	265
Fair value of derivative instruments (L)	1,795	1,048
Noncurrent income taxes	192	191
Other noncurrent liabilities and deferred credits	601	599
Total liabilities	9,731	8,741
CONTINGENCIES AND COMMITMENTS (O)
EQUITY
Alcoa Corporation shareholders’ equity:
Common stock	2	2
Additional capital	9,537	9,577
Retained earnings (deficit)	114	(315)
Accumulated other comprehensive loss (G)	(5,074)	(4,592)
Total Alcoa Corporation shareholders’ equity	4,579	4,672
Noncontrolling interest	1,678	1,612
Total equity	6,257	6,284
Total liabilities and equity	$15,988	$15,025

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Three months ended March 31,
	2022	2021
CASH FROM OPERATIONS
Net income	$553	$219
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion, and amortization	160	182
Deferred income taxes	(4)	18
Equity earnings, net of dividends	(25)	(11)
Restructuring and other charges, net (D)	125	7
Net loss (gain) from investing activities – asset sales (P)	1	(27)
Net periodic pension benefit cost (K)	14	12
Stock-based compensation	9	8
Other	22	(1)
Changes in assets and liabilities, excluding effects of divestitures and foreign currency translation adjustments:
(Increase) in receivables	(120)	(212)
(Increase) in inventories	(479)	(68)
(Increase) Decrease in prepaid expenses and other current assets	(15)	57
(Decrease) in accounts payable, trade	(81)	(64)
(Decrease) Increase in accrued expenses	(72)	3
(Decrease) in taxes, including income taxes	(42)	(1)
Pension contributions (K)	(4)	(63)
Decrease (Increase) in noncurrent assets	29	(22)
(Decrease) in noncurrent liabilities	(37)	(31)
CASH PROVIDED FROM OPERATIONS	34	6
FINANCING ACTIVITIES
Additions to debt (original maturities greater than three months)	—	495
Proceeds from the exercise of employee stock options	21	4
Repurchase of common stock	(75)	—
Dividends paid on Alcoa common stock	(18)	—
Payments related to tax withholding on stock-based compensation awards	(19)	(1)
Financial contributions for the divestiture of businesses (D)	(3)	(6)
Contributions from noncontrolling interest	46	—
Distributions to noncontrolling interest	(162)	(62)
Other	1	(2)
CASH (USED FOR) PROVIDED FROM FINANCING ACTIVITIES	(209)	428
INVESTING ACTIVITIES
Capital expenditures	(74)	(75)
Proceeds from the sale of assets	2	591
Additions to investments	(21)	(2)
CASH (USED FOR) PROVIDED FROM INVESTING ACTIVITIES	(93)	514
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	9	(11)
Net change in cash and cash equivalents and restricted cash	(259)	937
Cash and cash equivalents and restricted cash at beginning of year	1,924	1,610
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$1,665	$2,547

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Changes in Consolidated Equity (unaudited)

(in millions)

	Alcoa Corporation shareholders
	Common stock	Additional capital	Retained earnings (deficit)	Accumulated other comprehensive loss	Non- controlling interest	Total equity
Balance at January 1, 2021	$2	$9,663	$(725)	$(5,629)	$1,705	$5,016
Net income	—	—	175	—	44	219
Other comprehensive loss (G)	—	—	—	(249)	(62)	(311)
Stock-based compensation	—	8	—	—	—	8
Common stock issued: compensation plans	—	4	—	—	—	4
Contributions	—	—	—	—	—	—
Distributions	—	—	—	—	(62)	(62)
Other	—	(1)	—	—	—	(1)
Balance at March 31, 2021	$2	$9,674	$(550)	$(5,878)	$1,625	$4,873

Balance at January 1, 2022	$2	$9,577	$(315)	$(4,592)	$1,612	$6,284
Net income	—	—	469	—	84	553
Other comprehensive (loss) income (G)	—	—	—	(482)	100	(382)
Stock-based compensation	—	9	—	—	—	9
Common stock issued: compensation plans	—	2	—	—	—	2
Repurchase of common stock	—	(54)	(21)	—	—	(75)
Dividends paid on Alcoa common stock ($0.10 per share)	—	—	(19)	—	—	(19)
Contributions	—	—	—	—	46	46
Distributions	—	—	—	—	(162)	(162)
Other	—	3	—	—	(2)	1
Balance at March 31, 2022	$2	$9,537	$114	$(5,074)	$1,678	$6,257

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Notes to the Consolidated Financial Statements (unaudited)

(dollars in millions, except per-share amounts; metric tons in thousands (kmt))

A. Basis of Presentation – The interim Consolidated Financial Statements of Alcoa Corporation and its subsidiaries (Alcoa Corporation, Alcoa, or the Company) are unaudited. These Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The 2021 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which includes disclosures required by GAAP.

In accordance with GAAP, certain situations require management to make estimates based on judgments and assumptions, which may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They also may affect the reported amounts of revenues and expenses during the reporting periods. Management uses historical experience and all available information to make these estimates. Management regularly evaluates the judgments and assumptions used in its estimates, and results could differ from those estimates upon future events and their effects or new information.

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

AWAC is an unincorporated global joint venture between Alcoa Corporation and Alumina Limited and consists of several affiliated operating entities, which own, or have an interest in, or operate the bauxite mines and alumina refineries within Alcoa Corporation’s Bauxite and Alumina segments (except for the Poços de Caldas mine and refinery, portions of the São Luís refinery, and investment in Mineração Rio do Norte S.A (MRN), all in Brazil) and the Portland smelter in Australia within Alcoa Corporation’s Aluminum segment. Alcoa Corporation and Alumina Limited ultimately own 60% and 40%, respectively, of the AWAC individual entities, which are consolidated by the Company for financial reporting purposes and include Alcoa of Australia Limited (AofA), Alcoa World Alumina LLC (AWA), and Alcoa World Alumina Brasil Ltda. (AWAB). Alumina Limited’s interest in the equity of such entities is reflected as Noncontrolling interest on the accompanying Consolidated Balance Sheet.

B. Recently Adopted and Recently Issued Accounting Guidance

Adopted

Management considers the applicability and impact of all Accounting Standards Updates (ASUs). Management assessed ASUs not disclosed and determined that they were either not applicable or are not expected to have a material impact on the Company's Consolidated Financial Statements.

Issued

In March 2020 and January 2021, the Financial Accounting Standards Board issued ASU No. 2020-04 and ASU No. 2021-01, respectively. Together, the ASUs provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The Company is working to transition from LIBOR to alternative reference rates. Management has identified a total company inventory of affected financial instruments and contracts, has taken action to transition certain legacy contracts linked to LIBOR to alternative reference rates, and intends to utilize alternative reference rates for new contracts in 2022. The transition from LIBOR is not expected to have a material impact on Alcoa.

C. Divestitures

Warrick Rolling Mill

On March 31, 2021, Alcoa completed the sale of its rolling mill located at Warrick Operations (Warrick Rolling Mill), an integrated aluminum manufacturing site near Evansville, Indiana (Warrick Operations), to Kaiser Aluminum Corporation (Kaiser) for total consideration of approximately $670, which included the assumption of $69 in other postretirement benefit liabilities. The Company recorded a net gain of $30 in Other income, net (pre- and after-tax, see Note P) on the Statement of Consolidated Operations, $27 of which was recorded in the first quarter of 2021. Upon the closing of the transaction, the Company recorded estimated liabilities for future site separation commitments and remaining transaction costs associated with the sales agreement. At December 31, 2021, the remaining reserve was approximately $70. Over half of the expected cash outlay is to be spent in 2022, with the remainder to be spent through 2023. In the first quarter of 2022, the Company spent $2 against the reserve.

In connection with the transaction, Alcoa and Kaiser entered into a market-based metal supply agreement and a ground lease agreement for the Warrick Rolling Mill property, which Alcoa continues to own. Approximately 1,150 employees at Warrick Rolling Mill, which includes the casthouse, hot mill, cold mills, and coating and slitting lines, became employees of Kaiser as a result of the transaction. Alcoa continues to own and operate the site’s 269,000 metric ton per year aluminum smelter and the power plant, which together employ approximately 670 people. The remaining Warrick Operations site results are included within the Aluminum segment.

D. Restructuring and Other Charges, Net – In the first quarter of 2022, Alcoa Corporation recorded Restructuring and other charges, net, of $125 which were comprised of:

•	A charge of $77 for the offer made to the workers of the divested Avilés and La Coruña facilities to settle various legal disputes related to the 2019 divestiture (see Note O);
•	A charge of $58 for an asset impairment related to the sale of the Company’s interest in MRN (see Note H); and
•	A net reversal of $9 for changes in estimated take-or-pay contract costs at the closed Wenatchee (Washington) smelter and the curtailed Intalco (Washington) smelter.

In the first quarter of 2021, Alcoa Corporation recorded Restructuring and other charges, net, of $7 which were comprised of:

•	A net charge of $9 related to the settlement and curtailment of certain other postretirement benefits resulting from the sale of the Warrick Rolling Mill;
•	A charge of $6 for additional take-or-pay contract costs related to the curtailed Wenatchee and Intalco smelters;
•	A reversal of $12 due to lower costs for demolition and remediation related to previously established reserves (see Note O); and,
•	A net charge of $4 for several other insignificant items.

Alcoa Corporation does not include Restructuring and other charges, net in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

	First quarter ended March 31,
	2022	2021
Bauxite	$58	$—
Alumina	—	—
Aluminum	68	15
Segment total	126	15
Corporate	(1)	(8)
Total Restructuring and other charges, net	$125	$7

Activity and reserve balances for restructuring charges were as follows:

	Severance and employee termination costs	Other costs	Total
Balance at December 31, 2020	$6	$57	$63
Restructuring and other charges, net	1	80	81
Cash payments	(4)	(25)	(29)
Reversals and other	—	(22)	(22)
Balance at December 31, 2021	3	90	93
Restructuring and other charges, net	—	68	68
Cash payments	(1)	(4)	(5)
Balance at March 31, 2022	$2	$154	$156

The activity and reserve balances include only Restructuring and other charges, net that impact the reserves for Severance and employee termination costs and Other costs. Restructuring and other charges, net that affected other liability accounts such as environmental obligations (see Note O) and Investments (see Note H) are excluded from the above activity and balances. Reversals and other includes reversals of previously recorded liabilities and foreign currency translation impacts.

The noncurrent portion of the reserve was $36 and $43 at March 31, 2022 and December 31, 2021, respectively.

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

The operating results of Alcoa Corporation’s reportable segments were as follows (differences between segment totals and consolidated amounts are in Corporate):

	Bauxite	Alumina	Aluminum	Total
First quarter ended March 31, 2022
Sales:
Third-party sales	$43	$855	$2,388	$3,286
Intersegment sales	170	418	7	595
Total sales	$213	$1,273	$2,395	$3,881
Segment Adjusted EBITDA	$38	$262	$713	$1,013
Supplemental information:
Depreciation, depletion, and amortization	$35	$50	$69	$154
Equity income	$—	$1	$39	$40
First quarter ended March 31, 2021
Sales:
Third-party sales	$58	$760	$2,047	$2,865
Intersegment sales	185	364	2	$551
Total sales	$243	$1,124	$2,049	$3,416
Segment Adjusted EBITDA	$59	$227	$283	$569
Supplemental information:
Depreciation, depletion, and amortization	$57	$46	$73	$176
Equity (loss) income	$—	$(5)	$13	$8

The following table reconciles total Segment Adjusted EBITDA to Consolidated net income attributable to Alcoa Corporation:

	First quarter ended March 31,
	2022	2021
Total Segment Adjusted EBITDA	$1,013	$569
Unallocated amounts:
Transformation(1)	(14)	(11)
Intersegment eliminations	102	(7)
Corporate expenses(2)	(29)	(26)
Provision for depreciation, depletion, and amortization	(160)	(182)
Restructuring and other charges, net (D)	(125)	(7)
Interest expense	(25)	(42)
Other income, net (P)	14	24
Other(3)	(13)	(6)
Consolidated income before income taxes	763	312
Provision for income taxes	(210)	(93)
Net income attributable to noncontrolling interest	(84)	(44)
Consolidated net income attributable to Alcoa Corporation	$469	$175

(1)	Transformation includes, among other items, the Adjusted EBITDA of previously closed operations.
(2)

Corporate expenses are composed of general administrative and other expenses of operating the corporate headquarters and other global administrative facilities, as well as research and development expenses of the corporate technical center.

(3)	Other includes certain items that impact Cost of goods sold on Alcoa Corporation’s Statement of Consolidated Operations that are not included in the Adjusted EBITDA of the reportable segments.

The following table details Alcoa Corporation’s Sales by product division:

	First quarter ended March 31,
	2022	2021
Primary aluminum	$2,447	$1,727
Alumina	850	760
Energy	41	39
Bauxite	28	52
Flat-rolled aluminum(1)	—	320
Other(2)	(73)	(28)
	$3,293	$2,870

(1)	Flat-rolled aluminum represented sales of the Warrick Rolling Mill through the sale of the facility on March 31, 2021 (see Note C).
(2)	Other includes realized gains and losses related to embedded derivative instruments designated as cash flow hedges of forward sales of aluminum.

F. Earnings Per Share – Basic earnings per share (EPS) amounts are computed by dividing earnings by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding.

The information used to compute basic and diluted EPS attributable to Alcoa Corporation common shareholders was as follows (shares in millions):

	First quarter ended March 31,
	2022	2021
Net income attributable to Alcoa Corporation	$469	$175
Average shares outstanding – basic	184	186
Effect of dilutive securities:
Stock options	—	—
Stock units	4	3
Average shares outstanding – diluted	188	189

All options to purchase shares of common stock outstanding as of March 31, 2022 were included in the computation of diluted EPS. No options had an exercise price greater than the average market price of Alcoa Corporation’s common stock.

Options to purchase one million shares of common stock outstanding as of March 31, 2021 at a weighted average exercise price of $35.67 per share were not included in the computation of diluted EPS because the exercise prices of these options were greater than the average market price of Alcoa Corporation’s common stock.

G. Accumulated Other Comprehensive Loss

The following table details the activity of the three components that comprise Accumulated other comprehensive loss for both Alcoa Corporation’s shareholders and Noncontrolling interest:

	Alcoa Corporation		Noncontrolling interest
	First quarter ended March 31,		First quarter ended March 31,
	2022	2021	2022	2021
Pension and other postretirement benefits (K)
Balance at beginning of period	$(882)	$(2,536)	$(13)	$(67)
Other comprehensive (loss) income:
Unrecognized net actuarial loss and prior service cost/benefit	(7)	69	—	—
Tax benefit(2)	1	2	—	—
Total Other comprehensive (loss) income before reclassifications, net of tax	(6)	71	—	—
Amortization of net actuarial loss and prior service cost/benefit(1)	28	61	1	1
Tax expense(2)	—	(1)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(6)	28	60	1	1
Total Other comprehensive income	22	131	1	1
Balance at end of period	$(860)	$(2,405)	$(12)	$(66)

Foreign currency translation
Balance at beginning of period	$(2,614)	$(2,385)	$(937)	$(844)
Other comprehensive income (loss)	326	(176)	98	(60)
Balance at end of period	$(2,288)	$(2,561)	$(839)	$(904)

Cash flow hedges (L)
Balance at beginning of period	$(1,096)	$(708)	$(1)	$(1)
Other comprehensive (loss) income:
Net change from periodic revaluations	(1,063)	(303)	1	(10)
Tax benefit(2)	153	56	—	3
Total Other comprehensive (loss) income before reclassifications, net of tax	(910)	(247)	1	(7)
Net amount reclassified to earnings:
Aluminum contracts(3)	110	41	—	—
Financial contracts(4)	—	9	—	6
Interest rate contracts(5)	4	3	—	—
Foreign exchange contracts(3)	—	(1)	—	—
Sub-total	114	52	—	6
Tax expense(2)	(34)	(9)	—	(2)
Total amount reclassified from Accumulated other comprehensive loss, net of tax(6)	80	43	—	4
Total Other comprehensive (loss) income	(830)	(204)	1	(3)
Balance at end of period	$(1,926)	$(912)	$—	$(4)

Total Accumulated other comprehensive loss	$(5,074)	$(5,878)	$(851)	$(974)
(1)	These amounts were included in the computation of net periodic benefit cost for pension and other postretirement benefits (see Note K).
(2)	These amounts were reported in Provision for income taxes on the accompanying Statement of Consolidated Operations.
(3)	These amounts were primarily reported in Sales on the accompanying Statement of Consolidated Operations.
(4)	These amounts were reported in Cost of goods sold on the accompanying Statement of Consolidated Operations.
(5)	These amounts were reported in Other income, net of the accompanying Statement of Consolidated Operations.

(6)	A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings.

H. Investments – A summary of unaudited financial information for Alcoa Corporation’s equity investments is as follows (amounts represent 100% of investee financial information):

First quarter ended March 31, 2022	Saudi Arabia Joint Venture	Mining	Energy	Other
Sales	$897	$231	$62	$117
Cost of goods sold	616	146	30	107
Net income (loss)	155	49	23	(28)
Equity in net income (loss) of affiliated companies, before reconciling adjustments	39	14	9	(13)
Other	—	—	1	(4)
Alcoa Corporation’s equity in net income (loss) of affiliated companies	39	14	10	(17)

First quarter ended March 31, 2021
Sales	$682	$173	$55	$95
Cost of goods sold	503	123	25	63
Net income (loss)	45	(5)	25	(2)
Equity in net income (loss) of affiliated companies, before reconciling adjustments	11	1	10	(1)
Other	(4)	—	—	3
Alcoa Corporation’s equity in net income of affiliated companies	7	1	10	2

The Saudi Arabia joint venture consisting of the bauxite mine and alumina refinery (MBAC) and the smelter (MAC) is owned 74.9% by the Saudi Arabian Mining Company (Ma’aden) and 25.1% by Alcoa. In accordance with the June 2019 amended joint venture agreement, Ma’aden’s put option and Alcoa Corporation’s call option, relating to additional interests in the joint venture, were exercisable for a period of six months after October 1, 2021. On March 31, 2022, Ma’aden’s and Alcoa’s put and call options, respectively, expired with neither party exercising their options.

The Company’s basis in the ELYSISTM Limited Partnership, included in Other in the table above, has been reduced to zero for its share of losses incurred to date. As a result, the Company has $52 in unrecognized losses as of March 31, 2022 that will be recognized upon additional contributions into the partnership.

On February 15, 2022, the Company signed an agreement to sell its share of its investment in MRN in Brazil for $10 to South32 Minerals S.A. Related to this transaction, the Company recorded an asset impairment of $58 in the first quarter of 2022 in Restructuring and other charges, net on the Statement of Consolidated Operations. On April 30, 2022, Alcoa completed the sale of its investment in MRN. Further, an additional $30 in cash could be paid to the Company in the future if certain post-closing conditions related to future MRN mine development are satisfied.

I. Inventories

	March 31, 2022	December 31, 2021
Finished goods	$736	$538
Work-in-process	195	85
Bauxite and alumina	588	539
Purchased raw materials	798	619
Operating supplies	178	175
	$2,495	$1,956

J. Debt

Credit Facilities

Revolving Credit Facility

The Company has a senior secured $1,500 revolving credit and letter of credit facility in place for working capital and/or other general corporate purposes (the Facility). The Facility was established on September 16, 2016, was amended in each of 2017, 2018, 2019, 2020, and 2021, and is scheduled to mature on November 21, 2023. Subject to the terms and conditions under the Facility, the Company may borrow funds or issue letters of credit through its Alcoa Corporation or ANHBV legal entities. See Note M in Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021 for more information on the Facility.

As of March 31, 2022, the Company was in compliance with all covenants. The Company may access the entire amount of commitments under the Facility. There were no borrowings outstanding at March 31, 2022 and December 31, 2021, and no amounts were borrowed during the first quarters ended March 31, 2022 and March 31, 2021 under the Facility.

K. Pension and Other Postretirement Benefits

The components of net periodic benefit cost were as follows:

	Pension benefits		Other postretirement benefits
First quarter ended March 31,	2022	2021	2022	2021
Service cost	$3	$5	$1	$2
Interest cost(1)	27	29	4	4
Expected return on plan assets(1)	(44)	(73)	—	—
Recognized net actuarial loss(1)	28	51	4	6
Amortization of prior service cost(1)	—	—	(3)	(4)
Settlements(2)	—	—	—	26
Curtailments(2)	—	—	—	(17)
Net periodic benefit cost	$14	$12	$6	$17
(1)	These amounts were reported in Other income, net on the accompanying Statement of Consolidated Operations (see Note P).
(2)	These amounts were reported in Restructuring and other charges, net on the accompanying Statements of Consolidated Operations (see Note D) and Cash Flows.

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

In the first quarter of 2022, management made such elections related to the Company’s U.S. plans and intends to do so for the remainder of 2022. As a result, Alcoa’s minimum required contribution to defined benefit pension plans in 2022 is estimated to be approximately $15, of which approximately $4 was contributed to non-U.S. plans during the first quarter of 2022.

In the first quarter of 2021, $49 and $14 were contributed to U.S. and non-U.S. plans, respectively.

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

Alcoa Corporation’s aluminum, energy, and foreign exchange contracts are predominantly classified as Level 1 under the fair value hierarchy. All of the Level 1 contracts are designated as either fair value or cash flow hedging instruments. Alcoa Corporation also has several derivative instruments classified as Level 3 under the fair value hierarchy, which are either designated as cash flow hedges or undesignated. Alcoa includes the changes in its equity method investee’s Level 2 derivatives in Accumulated other comprehensive (loss) income.

The following tables present the detail for Level 1 and 3 derivatives (see additional Level 3 information in further tables below):

	March 31, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
Level 1 derivative instruments	$70	$285	$19	$29
Level 3 derivative instruments	14	2,024	2	1,293
Total	$84	$2,309	$21	$1,322
Less: Current	64	514	14	274
Noncurrent	$20	$1,795	$7	$1,048

	2022		2021
First quarter ended March 31,	Unrealized loss recognized in Other comprehensive loss	Realized loss reclassed from Other comprehensive loss to earnings	Unrealized loss recognized in Other comprehensive loss	Realized loss reclassed from Other comprehensive loss to earnings
Level 1 derivative instruments	$(233)	$(6)	$(14)	$-
Level 3 derivative instruments	(837)	(104)	(300)	(55)
Noncontrolling and equity interest (Level 2)	7	(4)	11	3
Total	$(1,063)	$(114)	$(303)	$(52)

For the quarter ended March 31, 2022, the realized loss of $6 on Level 1 cash flow hedges was comprised of a $5 loss recognized in Sales and a $1 loss recognized in Cost of goods sold. For the quarter ended March 31, 2021, the realized gains and losses on Level 1 cash flow hedges were immaterial.

The following table presents the outstanding quantities of derivative instruments classified as Level 1:

	Classification	March 31, 2022	March 31, 2021
Aluminum (in kmt)	Commodity forwards	481	21
Foreign currency (in millions of euro)	Foreign exchange forwards	80	124
Foreign currency (in millions of A$)	Foreign exchange forwards	—	94
Foreign currency (in millions of R$)	Foreign exchange forwards	1,323	354

Alcoa routinely uses Level 1 aluminum derivative instruments to manage exposures to changes in the fair value of firm customer commitments for the purchases or sales of aluminum. Additionally, Alcoa uses Level 1 aluminum derivative instruments to manage exposures to changes in the LME associated with the Alumar (Brazil) restart (April 2022 through December 2023) and the San Ciprián (Spain) strike (expires April 2022).

Alcoa Corporation uses Level 1 foreign exchange forward contracts to mitigate the risk of foreign exchange exposure related to euro power purchases in Norway (expires December 2026), U.S. dollar aluminum sales in Australia (expired June 2021), and U.S. dollar alumina sales in Brazil (expires December 2024).

In March 2021, Alcoa entered into four financial contracts (Financial contracts (undesignated), below) with three counterparties to hedge the anticipated power requirements at one of its smelters for the period from August 1, 2021 through June 30, 2026. A fifth financial contract (undesignated) was entered into in November 2021 with an effective date of September 30, 2022 through June 30, 2026. Two of these financial contracts include LME-linked pricing components and do not qualify for hedge accounting treatment. Management elected not to apply hedge accounting treatment for the other three financial contracts as the value of these contracts is not significant. Unrealized and realized gains and losses on these financial contracts are included in Other income, net on the accompanying Statement of Consolidated Operations.

Additional Level 3 Disclosures

The following table presents quantitative information related to the significant unobservable inputs described above for Level 3 derivative instruments (megawatt hours in MWh):

	March 31, 2022	Unobservable Input	Unobservable Input Range
Asset Derivatives
Financial contract	14	Interrelationship of	Electricity (per MWh)	2022: $61.49
(undesignated)		forward energy price, LME		2022: $59.25
		forward price and the	LME (per mt)	2022: $3,484
		Consumer Price Index
Total Asset Derivatives	$14
Liability Derivatives
Power contract	$436	MWh of energy needed	LME (per mt)	2022: $3,484
		to produce the forecasted		2027: $2,868
		mt of aluminum	Electricity	Rate of 4 million MWh per year
Power contracts	1,587	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2022: $3,484 2029: $2,917 2036: $3,213
			Midwest premium (per pound)	2022: $0.4000 2029: $0.3700 2036: $0.3699
			Electricity	Rate of 18 million MWh per year
Power contract (undesignated)	1	Estimated spread between the 30-year debt yield of Alcoa and the counterparty	Credit spread	1.13%: 30-year debt yield spread 5.15%: Alcoa (estimated) 4.02%: counterparty
Total Liability Derivatives	$2,024

The fair values of Level 3 derivative instruments recorded in the accompanying Consolidated Balance Sheet were as follows:

Asset Derivatives	March 31, 2022	December 31, 2021
Derivatives not designated as hedging instruments:
Current—financial contract	$14	$2
Total derivatives not designated as hedging instruments	$14	$2
Total Asset Derivatives	$14	$2
Liability Derivatives
Derivatives designated as hedging instruments:
Current—power contracts	$386	$262
Noncurrent—power contracts	1,637	1,028
Total derivatives designated as hedging instruments	$2,023	$1,290
Derivatives not designated as hedging instruments:
Current—embedded credit derivative	$—	$1
Noncurrent—embedded credit derivative	1	2
Total derivatives not designated as hedging instruments	$1	$3
Total Liability Derivatives	$2,024	$1,293

Assuming market rates remain constant with the rates at March 31, 2022, a realized loss of $386 related to power contracts is expected to be recognized in Sales over the next 12 months.

At March 31, 2022 and December 31, 2021, the power contracts with embedded derivatives designated as cash flow hedges hedge forecasted aluminum sales of 1,849 kmt and 1,905 kmt, respectively.

The following tables present the reconciliation of activity for Level 3 derivative instruments:

	Assets	Liabilities
Three months ended March 31, 2022	Financial contract	Power contracts	Embedded credit derivative
January 1, 2022	$2	$1,290	$3
Total gains or losses included in:
Sales (realized)	—	(104)	—
Other income, net (unrealized/realized)	13	—	(2)
Other comprehensive income (unrealized)	—	837	—
Other	(1)	—	—
March 31, 2022	$14	$2,023	$1
Change in unrealized gains or losses included in earnings for derivative instruments held at March 31, 2022:
Other income, net	$13	$—	$(2)

There were no purchases, sales, or settlements of Level 3 derivative instruments in the periods presented.

Other Financial Instruments

The carrying values and fair values of Alcoa Corporation’s other financial instruments were as follows:

	March 31, 2022		December 31, 2021
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$1,554	$1,554	$1,814	$1,814
Restricted cash	111	111	110	110
Short-term borrowings	75	75	75	75
Long-term debt due within one year	1	1	1	1
Long-term debt, less amount due within one year	1,727	1,797	1,726	1,865

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

M. Income Taxes – Alcoa Corporation’s estimated annualized effective tax rate (AETR) for 2022 as of March 31, 2022 differs from the U.S. federal statutory rate of 21% primarily due to foreign jurisdictions with higher statutory tax rates partially offset by income in certain jurisdictions with full valuation allowances resulting in no additional tax expense.

	Three months ended March 31,
	2022	2021
Income before income taxes	$763	$312
Estimated annualized effective tax rate	26.4%	39.2%
Income tax expense	$202	$122
Unfavorable (favorable) tax impact related to losses in jurisdictions with no tax benefit	7	(28)
Discrete tax expense (benefit)	1	(1)
Provision for income taxes	$210	$93

The Company’s subsidiaries in Iceland have a full valuation allowance recorded against deferred tax assets, which was established in 2015 and 2017, as the Company believes it is more likely than not that these tax benefits will not be realized. If current market conditions were to continue or improve, management may conclude that Iceland’s deferred tax assets may be realized, resulting in a future reversal of the valuation allowance, generating a non-cash benefit in the period recorded. Iceland’s net deferred tax assets, excluding the valuation allowance, were $166 as of March 31, 2022.

N. Leasing

Management records a right-of-use asset and lease liability for several types of operating leases, including land and buildings, plant equipment, vehicles, and computer equipment. The leases have remaining terms of less than one to 35 years. The discount rate applied to these leases is the Company’s incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments, unless there is a rate implicit in the lease agreement. The Company does not have material financing leases.

Lease expense and operating cash flows include:

	First quarter ended March 31,
	2022	2021
Costs from operating leases	$12	$21
Variable lease payments	3	1
Short-term rental expense	—	—

The weighted average lease term and weighted average discount rate as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
Weighted average lease term for operating leases (years)	4.8	4.9
Weighted average discount rate for operating leases	5.3%	5.2%

The following represents the aggregate right-of use assets and related lease obligations recognized in the Consolidated Balance Sheet at:

	March 31, 2022	December 31, 2021
Properties, plants and equipment, net	$93	$97
Other current liabilities	$35	$35
Other noncurrent liabilities and deferred credits	59	64
Total operating lease liabilities	$94	$99

New leases of $3 and $8 were added during the first quarter of 2022 and 2021, respectively.

The future cash flows related to the operating lease obligations as of March 31, 2022 were as follows:

2022 (excluding the three months ended March 31)	$31
2023	28
2024	17
2025	11
2026	8
Thereafter	18
Total lease payments (undiscounted)	113
Less: discount to net present value	(19)
Total	$94

O. Contingencies

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

Alcoa Corporation’s environmental remediation reserve balance reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. The following table details the changes in the carrying value of recorded environmental remediation reserves:

Balance at December 31, 2020	$322
Liabilities incurred	21
Cash payments	(23)
Reversals of previously recorded liabilities	(17)
Foreign currency translation and other	6
Balance at December 31, 2021	309
Liabilities incurred	5
Cash payments	(4)
Reversals of previously recorded liabilities	(2)
Foreign currency translation and other	2
Balance at March 31, 2022	$310

At March 31, 2022 and December 31, 2021, the current portion of Alcoa Corporation’s environmental remediation reserve balance was $46 and $44, respectively.

In the first quarter of 2022, the Company incurred liabilities of $5 primarily related to a new phase of work at the former East St. Louis site, which was recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. Payments related to remediation expenses applied against the reserve were $4 in the first quarter of 2022. These amounts include mandated expenditures as well as those not required by any regulatory authority or third party. Further, the Company recorded a reversal of a reserve of $2 due to the determination that certain remaining site remediation is no longer required.

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

The estimated timing of cash outflows on the environmental remediation reserve at March 31, 2022 is as follows:

2022 (excluding the three months ended March 31, 2022)	$39
2023 - 2027	207
Thereafter	64
Total	$310

Reserve balances at March 31, 2022 and December 31, 2021, associated with significant sites with active remediation underway or for future remediation were $248 and $247, respectively. In Management’s judgment, the Company’s reserves are sufficient to satisfy the provisions of the respective action plans. Upon changes in facts or circumstances, a change to the reserve may be required. The Company’s significant sites include:

Poços de Caldas, Brazil—The reserve associated with the 2015 closure of the Alcoa Alumínio S.A. smelter in Poços de Caldas, Brazil, is for remediation of historic spent potlining storage and disposal areas. The final remediation plan is currently under review; such review could require the reserve balance to be adjusted.

Fusina and Portovesme, Italy—Alcoa Corporation’s subsidiary Alcoa Trasformazioni S.r.l. has remediation projects underway for its closed smelter sites at Fusina and Portovesme which have been approved by the Italian Ministry for Ecologic Transition (MET). Work is ongoing for soil remediation at the Fusina site with expected completion by the end of 2023 and at the Portovesme site with expected completion in the first half of 2022. The final remedial design for the groundwater remediation project at Portovesme was completed in 2020 and is awaiting approval from the MET.

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

Sherwin, Texas—In connection with the 2018 settlement of a dispute related to the previously-owned Sherwin alumina refinery, the Company’s subsidiary, Copano Enterprises LLC, accepted responsibility for the final closure of four bauxite residue waste disposal areas (known as the Copano facility). Work commenced on the first residue disposal area in 2018 and will take up to five additional years to complete, depending on the nature of its potential re-use. Work on the next three areas has not commenced but is expected to be completed by 2048, depending on its potential re-use.

Longview, Washington—In connection with a 2018 Consent Decree and Cleanup Action Plan with the State of Washington Department of Ecology, the Company’s subsidiary, Northwest Alloys as landowner, accepted certain responsibilities for future remediation of contaminated soil and sediments at the site located near Longview, Washington. In December 2020, the lessee of the land, who was a partner in the remediation of the site, filed for bankruptcy and exited the site in January 2021. Remediation design changes for consolidation and remediation of the onsite industrial waste landfills, groundwater remediation, and post-closure monitoring and maintenance at the site was completed in 2021. As of March 31, 2022, the reserve related to the site is deemed to be sufficient.

Other Sites—The Company is in the process of decommissioning various other plants and remediating sites in several countries for potential redevelopment or to return the land to a natural state. In aggregate, there are approximately 35 remediation projects at these other sites that are planned or underway. These activities will be completed at various times in the future with the latest expected to be in 2026, after which ongoing monitoring and other activities may be required. At March 31, 2022 and December 31, 2021, the reserve balance associated with these activities was $62.

Tax

Brazil (AWAB)—In March 2013, AWAB was notified by the Brazilian Federal Revenue Office (RFB) that approximately $110 (R$220) of value added tax credits previously claimed are being disallowed and a penalty of 50% assessed. Of this amount, AWAB received $41 (R$82) in cash in May 2012. The value added tax credits were claimed by AWAB for both fixed assets and export sales related to the Juruti bauxite mine and São Luís refinery expansion for tax years 2009 through 2011. The RFB has disallowed credits they allege belong to the consortium in which AWAB owns an interest and should not have been claimed by AWAB. Credits have also been disallowed as a result of challenges to apportionment methods used, questions about the use of the credits, and an alleged lack of documented proof. AWAB presented defense of its claim to the RFB on April 8, 2013. In February 2022, the RFB notified AWAB that it had inspected the value added tax credits claimed for 2012 and disallowed $4 (R$19). In its decision, the RFB allowed credits of $14 (R$65) that were similar to those previously disallowed for 2009 through 2011. The decision on the 2012 credits provides positive evidence to support Management’s opinion that there is no basis for these credits to be disallowed. AWAB received the 2012 allowed credits in cash, with interest of $9 (R$44), in March 2022. AWAB will continue to dispute the credits that were disallowed for 2012. If AWAB is successful in this administrative process, the RFB would have no further recourse. If unsuccessful in this process, AWAB has the option to litigate at a judicial level. Separately from AWAB’s administrative appeal, in June 2015, a new tax law was enacted repealing the provisions in the tax code that were the basis for the RFB assessing a 50% penalty in this matter. As such, the estimated range of reasonably possible loss for these matters is $0 to $50 (R$239). It is Management’s opinion that the allegations have no basis; however, at this time, the Company is unable to reasonably predict an outcome for this matter.

Australia (AofA)—In December 2019, AofA received a statement of audit position (SOAP) from the Australian Taxation Office (ATO) related to the pricing of certain historic third-party alumina sales. The SOAP proposed adjustments that would result in additional income tax payable by AofA. During 2020, the SOAP was the subject of an independent review process within the ATO. At the conclusion of this process, the ATO determined to continue with the proposed adjustments and issued Notices of Assessment (the Notices) that were received by AofA on July 7, 2020. The Notices asserted claims for income tax payable by AofA of approximately $160 (A$214). The Notices also included claims for compounded interest on the tax amount totaling approximately $530 (A$707).

On September 17, 2020, the ATO issued a position paper with its preliminary view on the imposition of administrative penalties related to the tax assessment issued to AofA. This paper proposed penalties of approximately $96 (A$128).

AofA disagreed with the Notices and with the ATO’s proposed position on penalties. In September 2020, AofA lodged formal objections to the Notices. In the fourth quarter of 2020, AofA provided a submission on the ATO’s imposition of interest and also submitted a response to the ATO’s position paper on penalties. After the ATO completes its review of AofA’s response to the penalties position paper, the ATO could issue a penalty assessment.

To date, AofA has not received a response to its submission on the ATO’s imposition of interest or its response to the ATO’s position paper on penalties.

Through February 1, 2022, AofA did not receive a response from the ATO on AofA’s formal objections to the Notices and, on that date, AofA submitted statutory notices to the ATO requiring the ATO to make decisions on AofA’s objections within a 60-day period. On April 1, 2022, the ATO issued its decision disallowing the Company’s objections related to the income tax assessment, while the position on penalties and interest remains outstanding.

On April 29, 2022, AofA filed proceedings in the Australian Administrative Appeals Tribunal to contest the Notices, a process which could last several years. The Company maintains that the sales subject to the ATO’s review, which were ultimately sold to Aluminium Bahrain B.S.C., were the result of arm’s length transactions by AofA over two decades and were made at arm’s length prices consistent with the prices paid by other third-party alumina customers.

In accordance with the ATO’s dispute resolution practices, AofA paid 50% of the assessed income tax amount exclusive of interest and any penalties, or approximately $74 (A$107), during the third quarter 2020, and the ATO is not expected to seek further payment prior to final resolution of the matter. If AofA is ultimately successful, any amounts paid to the ATO as part of the 50% payment would be refunded. AofA funded the payment with cash on hand and recorded the payment within Other noncurrent assets as a noncurrent prepaid tax asset; the related March 31, 2022 balance is $80 (A$107).

Further interest on the unpaid tax and interest amounts will continue to accrue during the dispute. The initial interest assessment and the additional interest accrued are deductible against taxable income by AofA but would be taxable as income in the year the dispute is resolved if AofA is ultimately successful. AofA applied this deduction beginning in the third quarter of 2020 which reduced cash tax payments by approximately $169 (A$219) in 2020, $14 (A$19) in 2021, and $4 (A$5) in the first quarter of 2022. This amount has been reflected within Other noncurrent liabilities and deferred credits as a noncurrent accrued tax liability; the related March 31, 2022 balance is $182 (A$243).

The Company continues to believe it is more likely than not that AofA’s tax position will be sustained and therefore is not recognizing any tax expense in relation to this matter. However, because the ultimate resolution of this matter is uncertain at this time, the Company cannot predict the potential loss or range of loss associated with the outcome, which may materially affect its results of operations and financial condition. References to any assessed U.S. dollar amounts presented in connection with this matter have been converted into U.S. dollars from Australian dollars based on the exchange rate in the respective period.

AofA is part of the Company’s joint venture with Alumina Limited, an Australian public company listed on the Australian Securities Exchange. The Company and Alumina Limited own 60% and 40%, respectively, of the joint venture entities, including AofA.

Other

Spain—In July 2019, the Company completed the divestiture of the Avilés and La Coruña (Spain) aluminum facilities to PARTER Capital Group AG (PARTER) in a sale process endorsed by the Spanish government and supported by the workers’ representatives following a collective dismissal process.

In early 2020, PARTER sold a majority stake in the facilities to an unrelated party. Alcoa had no knowledge of the subsequent transaction prior to its announcement and on August 28, 2020, Alcoa filed a lawsuit with the Court of First Instance in Madrid, Spain asserting that the sale was in breach of the sale agreement between Alcoa and PARTER.

Related to this subsequent sale transaction, certain proceedings and investigations have been initiated by or at the request of the employees of the facilities against their current employers, the new owners of the current employers, and Alcoa, alleging that certain agreements from the 2019 collective dismissal process remain in force and that, under such agreements, Alcoa remains liable for certain related employment benefits. One such proceeding is a collective case before the Spanish National Court, filed on November 10, 2020, wherein the workers’ representatives and employees are seeking to have the terms of a Collective Dismissal Agreement signed between Alcoa and the workers in January 2019 be fulfilled. Other proceedings include: a second collective claim filed in National Court on behalf employees that were not affected by the 2019 collective dismissal process, numerous individual labor claims filed in the labor courts of Avilés and La Coruña and the initiation of a separate criminal investigation by the National Court.

On June 15, 2021, the Spanish National Court ruled that the collective dismissal agreement for the divested Avilés and La Coruña aluminum facilities should be applied to the situation of the claimant workers, and that Alcoa should be liable for the severance of those employees to the extent they were affected by the 2019 collective dismissal process. Alcoa has appealed this ruling to the Supreme Court of Spain.

In July 2021, the Spanish National Court appointed a judicial director to oversee the facilities and later declared the facilities insolvent.  In early 2022, the insolvency administrators appointed by the courts (one for each facility) announced their intention to collectively dismiss all employees at the two facilities.

In February 2022, Alcoa initiated discussions with certain of the relevant stakeholders to explore a potential global resolution of all pending matters involving Alcoa arising from the prior divestiture of the two facilities, including a waiver of all claims and investigations previously initiated by or at the request of the employees of the facilities. Due to the progress of negotiations through the end of the first quarter of 2022 and the comprehensive offer proposed by the Company, Alcoa concluded as of March 31, 2022 that it was probable that the workers of the divested facilities would accept the offer and an agreement would be reached. As such, the Company recorded a restructuring charge of $77 to reflect its estimated liability for the offer made to the workers of the divested Avilés and La Coruña facilities in the quarter ended March 31, 2022.

As of the date of this filing, the Company has received unanimous acceptance of the offer from all active workers of the divested Avilés and La Coruña facilities. Additional conditions under the agreement are required to be completed before an agreement on the settlement is formally reached. If the remaining conditions are completed, it is expected that the Company will make cash payments within 90 days of the finalization of the agreement.

In the case that the conditions under the agreement are not completed successfully, Alcoa will continue with its appeal to the National Court ruling to the Spanish Supreme Court and will strongly defend all other pending and future legal proceedings arising from the sale of the Avilés and La Coruña facilities. Alcoa acted in good faith, in full compliance with the law and with all of the terms that it committed to in the contract for the sale of the Avilés and La Coruña facilities to PARTER and in the agreements that it entered into with the representatives of the workers of both facilities.

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

P. Other Income, Net

	First quarter ended March 31,
	2022	2021
Equity income	$(18)	$(5)
Foreign currency losses (gains), net	12	(4)
Net loss (gain) from asset sales	1	(26)
Net gain on mark-to-market derivative instruments (L)	(15)	(5)
Non-service costs – Pension & OPEB (K)	16	13
Other	(10)	3
	$(14)	$(24)

Net gain from asset sales for the first quarter ended March 31, 2021 included a net gain of $27 related to the sale of Warrick Rolling Mill (see Note C).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per-share amounts, average realized prices, and average cost amounts; dry metric tons in millions (mdmt); metric tons in thousands (kmt))

Business Update

The Company has maintained all operations throughout the coronavirus (COVID-19) pandemic with only minimal employee-and contractor-related disruptions by following comprehensive health measures and crisis response plans. The duration of the COVID-19 pandemic continues to be unknown. The pandemic could have adverse future impacts on the Company’s business, financial condition, operating results, and cash flows which could negatively impact our financial condition and result in asset impairment charges, including long-lived assets or goodwill, or affect the realizability of deferred tax assets.

The Company has experienced isolated interruptions from its supply sources but has identified alternate solutions to avoid any significant production impacts. Additionally, in the first quarter of 2022 the Company intermittently faced challenges, primarily in North America, with securing railcars or vessels for outbound product sales due to global disruptions in the supply chain. The unavailability of outbound transportation has delayed shipments as discussed in the Results of Operations below.

In addition to inflation and supply disruptions in the global economy during the COVID-19 pandemic recovery, the global economy has been impacted by the recent conflict between Russia and Ukraine. Such adverse and uncertain economic conditions have exacerbated supply chain disruptions and increased our costs for energy, particularly in Spain, and altered our source for certain raw materials.

In March 2022, in response to the conflict between Russia and Ukraine, the Company announced that it ceased the purchase of raw materials from and the sale of our products to Russian businesses. Financial impacts in the first quarter of 2022 as a result of these actions were not material. The Company identified alternate sources for securing the limited number of materials that would have been purchased from Russian suppliers without any supply interruption or material financial impact. Due to the lack of bauxite sales to Russian-owned alumina refineries, the Company expects to slow production in its Juruti mine in Brazil with associated cost inefficiencies. The Company is also observing Russia-related changes in the Atlantic bauxite market which may impact future shipments (see Segment Information, Bauxite below).

Key Actions

The Company paid a quarterly cash dividend of $0.10 per share of the Company’s common stock in March 2022, totaling $18. Also in the first quarter of 2022, the Company repurchased 1 million shares for $75 under its common stock repurchase program; these shares were immediately retired. As the average repurchase price of $72.06 exceeded the share price implicit in additional paid in capital, a portion of the equity impact ($21) was allocated to retained earnings. Refer to Liquidity and Capital, below, for more information.

On March 31, 2022, Ma’aden’s put option and the Company’s call option, relating to additional interests in the joint venture, expired with neither party exercising their options. In accordance with the joint venture agreement, the call and put options were exercisable for a period of six months after October 1, 2021.

In March 2022, the Company recorded a restructuring charge of $77 to reflect its estimate for the offer made to the workers of the divested Avilés and La Coruña facilities (Spain) to settle various legal disputes related to the 2019 divestiture. The offer represents an opportunity to avoid prolonged legal proceedings over the following years; it does not represent an acknowledgement of wrongdoing or a belief that the Company would not succeed in the legal process.

As of the date of this filing, the Company has received unanimous acceptance of the offer from all active workers of the divested Avilés and La Coruña facilities. Additional conditions under the agreement are required to be completed before an agreement on the settlement is formally reached. If the remaining conditions are completed, it is expected that the Company will make cash payments within 90 days of the finalization of the agreement.

On February 15, 2022, the Company signed an agreement to sell its share of its investment in Mineração Rio do Norte S.A (MRN) in Brazil for $10 to South32 Minerals S.A. Related to this transaction, the Company recorded an asset impairment of $58 in the first quarter of 2022 in Restructuring and other charges, net on the Statement of Consolidated Operations. On April 30, 2022 Alcoa completed the sale of its investment in MRN. Further, an additional $30 in cash could be paid to the Company in the future if certain post-closing conditions related to future MRN mine development are satisfied.

On December 29, 2021, the Company and workers’ representatives of the San Ciprián (Spain) aluminum and alumina facilities reached an agreement to temporarily curtail the smelter’s 228,000 metric tons of annual capacity due to exorbitant energy prices in Spain, and to resume normal operations at the refinery. The smelter curtailment was safely completed in January 2022, while the casthouse continues to operate. On April 26, 2022, the Spanish National Court rejected the Company’s request to suspend the repayment of carbon dioxide compensation credits to the Spanish Ministry of Industry, Trade and Tourism. Upon receipt of the credits in each of the applicable years, the Company recorded the cash received as deferred income (liability) due to clawback provisions. In the second quarter of 2022, the Company is expected to make a payment of approximately $41 (€37) for the 2018 and 2019 compensation credits and interest.

See the below sections for additional details on the above-described actions.

Results of Operations

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the quarterly and year-to-date periods outlined in the table below.

Selected Financial Data:

	Quarter ended		Three months ended
	Sequential		Year-to-date
Statement of Operations	March 31, 2022	December 31, 2021	March 31, 2022	March 31, 2021
Sales	$3,293	$3,340	$3,293	$2,870
Cost of goods sold (exclusive of expenses below)	2,181	2,383	2,181	2,292
Selling, general administrative, and other expenses	44	68	44	52
Research and development expenses	9	10	9	7
Provision for depreciation, depletion, and amortization	160	165	160	182
Restructuring and other charges, net	125	1,055	125	7
Interest expense	25	28	25	42
Other income, net	(14)	(298)	(14)	(24)
Total costs and expenses	2,530	3,411	2,530	2,558
Income (loss) before income taxes	763	(71)	763	312
Provision for income taxes	210	298	210	93
Net income (loss)	553	(369)	553	219
Less: Net income attributable to noncontrolling interest	84	23	84	44
Net income (loss) attributable to Alcoa Corporation	$469	$(392)	$469	$175

	Quarter ended		Three months ended
Selected Financial Metrics	March 31, 2022	December 31, 2021	March 31, 2022	March 31, 2021
Diluted income (loss) per share attributable to Alcoa Corporation common shareholders	$2.49	$(2.11)	$2.49	$0.93
Third-party shipments of alumina (kmt)	2,277	2,294	2,277	2,472
Third-party shipments of aluminum products (kmt)	634	687	634	831
Average realized price per metric ton of alumina	$375	$407	$375	$308
Average realized price per metric ton of primary aluminum	$3,861	$3,382	$3,861	$2,308
Average Alumina Price Index (API)(1)	$373	$423	$373	$301
Average London Metal Exchange (LME) 15-day lag(2)	$3,147	$2,783	$3,147	$2,060
(1)

API (Alumina Price Index) is a pricing mechanism that is calculated by the Company based on the weighted average of a prior month’s daily spot prices published by the following three indices: CRU Metallurgical Grade Alumina Price; Platts Metals Daily Alumina PAX Price; and FastMarkets Metal Bulletin Non-Ferrous Metals Alumina Index.

(2)

LME (London Metal Exchange) is a globally recognized exchange for commodity trading, including aluminum. The LME pricing component represents the underlying base metal component, based on quoted prices for aluminum on the exchange.

	Sequential Period Comparison	Year-to-date Comparison
Overview

Net income attributable to Alcoa Corporation increased $861 primarily as a result of:

•Lower restructuring charges

•Lower taxes due to a valuation allowance recorded in the fourth quarter of 2021 against the deferred tax assets of a Spanish subsidiary

•Higher average realized price of aluminum

•Higher value-add product sales

Partially offset by:

•Absence of gains on the sale of non-core assets

•Lower shipments from the Australian refineries, as well as limited availability of railcars or vessels for outbound product sales from North American smelters

•Higher raw material costs due to inflation pressures

•Seasonal pricing declines at the Brazil hydro-electric facilities

•Higher energy costs in the refineries, primarily in Spain

Net income attributable to Alcoa Corporation increased $294 primarily as a result of:

•Higher average realized prices of aluminum and alumina

•Higher value-add product sales

Partially offset by:

•Higher raw material costs due to inflation pressures

•Higher restructuring charges

•Higher taxes on improved earnings in jurisdictions with higher tax rates

•Higher energy costs, primarily in Europe

•Higher costs primarily associated with maintenance, labor, and freight

Sales

Sales decreased $47 primarily as a result of:

•Lower shipments mainly related to limited availability of railcars or vessels for outbound product sales from North American smelters, lower shipments from the Australian refineries and absence of bauxite export volume from Australia

•Lower metal trading activities; fluctuates based on market opportunities in quarter

•Lower average realized price of alumina

•Seasonal pricing declines at the Brazil hydro-electric facilities

Partially offset by:

•Higher average realized price of aluminum

•Higher value-add product sales, including the resumption of sales from the San Ciprián casthouse after conclusion of the strike in late December 2021

•Favorable changes to alumina customer contract mix

Sales increased $423 primarily as a result of:

•Higher average realized prices of aluminum and alumina

•Higher value-add product sales

Partially offset by:

•Absence of sales from the divested Warrick Rolling Mill, partially offset by new third-party revenue from the Warrick smelter

•Decreased sales from the San Ciprián smelter due to timing of sales of accumulated inventory from the strike and the smelter curtailment

•Lower shipments across all three segments

Cost of goods sold

Cost of goods sold as a percentage of sales decreased 5% primarily as a result of:

•Higher average realized price for aluminum

•Higher value-add product sales

•Favorable changes to alumina customer contract mix

Partially offset by:

•Higher raw material costs due to inflation pressures

•Higher energy costs, primarily in Spain

Cost of goods sold as a percentage of sales decreased 14% primarily as a result of:

•Higher average realized prices for aluminum and alumina

•Higher value-add product sales

Partially offset by:

•Higher energy costs, primarily due to higher market prices in Europe and Brazil

•Higher raw material costs due to inflation pressures

•Decreased costs due to the curtailment of the San Ciprián smelter

Selling, general administrative, and other expenses

Selling, general administrative, and other selling expenses decreased $24 primarily as a result of:

•Lower contract services, external legal fees, information technology services, and other professional service fees

•Lower accruals for stock-based compensation

Selling, general administrative, and other selling expenses decreased $8 primarily as a result of:

•Lower external legal fees, other professional service fees and insurance

Partially offset by:

•Unfavorable currency impacts

	Sequential Period Comparison	Year-to-date Comparison
Provision for depreciation, depletion, and amortization	Depreciation decreased $5 primarily as a result of: •The nonrecurrence of write-offs of assets in the fourth quarter of 2021 for projects no longer being pursued	Depreciation decreased $22 primarily as a result of: •Lower depreciation at the Australian mines due to completion of mine moves in the prior year
Interest expense	Interest expense decreased $3 primarily as a result of: •Two fewer days in the period

Interest expense decreased $17 primarily as a result of:

•Absence of interest on $750 6.75% Senior Notes redeemed early in April 2021

•Absence of interest on $500 7.00% Senior Notes redeemed early in September 2021

Partially offset by:

•Interest on the $500 4.125% Senior Notes issued in March 2021

Other income, net

Other income, net decreased $284 primarily as a result of:

•Absence of gains on the sale of non-core assets, including the Rockdale site

•Higher ELYSISTM capital contributions which triggered loss recognition

•Absence of favorable mark-to-market results on embedded credit derivative due to tightening credit spreads in the prior quarter

•Unfavorable currency impacts due to a weaker U.S. dollar against the Brazilian real

•Decrease in equity earnings from Ma'aden bauxite and alumina joint venture primarily due to lower alumina prices

Other income, net decreased $10 primarily as a result of:

•Absence of a gain for the divestiture of the Warrick Rolling Mill

•Higher ELYSISTM capital contributions which triggered loss recognition

•Unfavorable currency impacts due to a weaker U.S. dollar against the Brazilian real

Partially offset by:

•Higher equity earnings from Ma'aden joint venture primarily on higher aluminum and alumina prices

•Favorable mark-to-market results on derivative instruments due to higher power prices in the current quarter

Restructuring and other charges, net

In the first quarter of 2022, Restructuring and other charges, net of $125 primarily related to:

•$77 for the offer made to the workers of the divested Avilés and La Coruña facilities to settle various legal disputes related to the 2019 divestiture

•$58 for an asset impairment related to the sale of the Company’s interest in the MRN mine

•$2 for additional take-or-pay contract costs at the closed Intalco (Washington) smelter

Partially offset by:

•$11 for changes in estimated take-or-pay contract costs at the closed Wenatchee (Washington) smelter

In the fourth quarter of 2021, Restructuring and other charges, net of $1,055 primarily related to:

•$858 for U.S. pension group annuity contracts and lump sum settlement

•$80 for the permanent closure of the previously curtailed Wenatchee smelter

•$63 for Suriname pension group annuity contract

•$62 for the temporary curtailment of the San Ciprián smelter

In the three-month period of 2022, Restructuring and other charges, net of $125 primarily related to:

•$77 for the offer made to the workers of the divested Avilés and La Coruña facilities to settle various legal disputes related to the 2019 divestiture

•$58 for an asset impairment related to the sale of the Company’s interest in the MRN mine

•$2 for additional take-or-pay contract costs at the closed Intalco smelter

Partially offset by:

•$11 for changes in estimated take-or-pay contract costs at the closed Wenatchee smelter

In the three-month period of 2021, Restructuring and other charges, net of $7 primarily related to:

•$9 in settlements and curtailments of certain other postretirement benefits related to the sale of the Warrick Rolling Mill

•$6 related to additional take-or-pay contract costs at the curtailed Intalco and Wenatchee smelters (prior to closure)

•$3 to record additional environmental related reserves.

Partially offset by:

•$12 of reversals for environmental and asset retirement obligation reserves at previously closed locations

	Sequential Period Comparison	Year-to-date Comparison
Provision for income taxes

The Provision for income taxes in the first quarter of 2022 was $210 on income before taxes of $763 or 27.5%. In comparison, the fourth quarter of 2021 Provision for income taxes was $298 on loss before taxes of $(71) or (420.9)%.

The reduction in tax expense of $88 is primarily attributable to a valuation allowance of $103 recorded in the fourth quarter of 2021 against the net deferred tax assets of Alúmina Española, S.A (Spain). Additionally, higher tax expense, primarily in Canada and Norway related to additional profits on higher aluminum prices, was partially offset by less tax expense related to lower alumina prices in jurisdictions with higher tax rates, primarily Australia and Brazil.

The Provision for income taxes in the three-month period of 2022 was $210 on income before taxes of $763 or 27.5%. In comparison, the three-month period of 2021 Provision for income taxes was $93 on income before taxes of $312 or 29.8%.

The increase in tax expense is attributable to the overall higher income before taxes noted above. Additionally, in the three-month period in 2022, the Company had higher income in the jurisdictions where it maintains a full tax valuation allowance. This change in composition of taxable income reduced the effective tax rate from the prior period.

Noncontrolling interest

Net income attributable to noncontrolling interest was $84 in the first quarter of 2022 compared with $23 in the fourth quarter of 2021. These amounts are entirely related to Alumina Limited’s 40% ownership interest in several affiliated operating entities.

Despite the lower alumina price in 2022, net income attributable to noncontrolling interest increased in 2022 due to the following: lower depreciation, lower restructuring charges, lower taxes due to both a valuation allowance established against deferred taxes in 2021 and lower profits before taxes in affiliated operating entities, and lower elimination of intercompany profit in inventory, partially offset by lower gain on sale of non-core assets.

Net income attributable to noncontrolling interest was $84 in the three-month period of 2022 compared with $44 in the three-month period of 2021.

The increase is primarily a result of higher alumina prices, lower depreciation, lower elimination of intercompany profit in inventory, other income primarily related mark-to-market gains on derivative instruments, partially offset by higher restructuring charges primarily for the asset impairment related to the sale of the Company’s interest in MRN, and higher taxes on higher profits before taxes in affiliated operating entities.

Segment Information

Alcoa Corporation is a producer of bauxite, alumina, and aluminum products. The Company’s operations consist of three worldwide reportable segments: Bauxite, Alumina, and Aluminum. Segment performance under Alcoa Corporation’s management reporting system is evaluated based on a number of factors; however, the primary measure of performance is the Adjusted EBITDA (Earnings before interest, taxes, depreciation, and amortization) of each segment. The Company calculates Segment Adjusted EBITDA as Total sales (third-party and intersegment) minus the following items: Cost of goods sold; Selling, general administrative, and other expenses; and Research and development expenses. Alcoa Corporation believes that the presentation of Adjusted EBITDA is useful to investors because such measure provides both additional information about the operating performance of Alcoa Corporation and insight on the ability of Alcoa Corporation to meet its financial obligations. The presentation of Adjusted EBITDA is not intended to be a substitute for, and should not be considered in isolation from, the financial measures reported in accordance with GAAP. Alcoa Corporation’s Adjusted EBITDA may not be comparable to similarly titled measures of other companies. See Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net Income (Loss) Attributable to Alcoa Corporation below.

Bauxite

Business Update. During the first quarter of 2022 compared to the fourth quarter of 2021, the Bauxite segment had 0.2 million dry metric tons lower third-party shipments and $6 lower third-party sales from the Australian mines due to the expiration of the Company’s license to export bauxite from Australia.

On February 15, 2022, the Company signed an agreement to sell its share of its investment in MRN in Brazil for $10 to South32 Minerals S.A. Further, an additional $30 in cash could be paid to Alcoa in the future if certain post-closing conditions related to future MRN mine development are satisfied. Related to this transaction, the Company recorded an asset impairment of $58 in the first quarter of 2022 in Restructuring and other charges, net on the Statement of Consolidated Operations. On April 30, 2022 Alcoa completed the sale of its investment in MRN. In conjunction with the sale, the Company entered into several bauxite supply agreements with South 32 Minerals S.A. to provide bauxite supply for existing long-term supply contracts.

Mining operations are relocated periodically in support of optimizing the value extracted from bauxite reserves. In the first quarter of 2022, the Company continued the process of moving the Juruti mining operations, which is expected to complete by the end of 2022. During the first quarter of 2022, the Company incurred $3 in capital expenditures related to Juruti mining operation relocation.

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

	Quarter ended		Three months ended
	March 31, 2022	December 31, 2021	March 31, 2022	March 31, 2021
Production (mdmt)	11.0	11.8	11.0	11.9
Third-party shipments (mdmt)	0.8	1.6	0.8	1.5
Intersegment shipments (mdmt)	10.1	10.6	10.1	10.5
Total shipments (mdmt)	10.9	12.2	10.9	12.0
Third-party sales	$43	$83	$43	$58
Intersegment sales	170	175	170	185
Total sales	$213	$258	$213	$243
Segment Adjusted EBITDA	$38	$49	$38	$59
Operating costs	$207	$237	$207	$237
Average cost per dry metric ton of bauxite	$19	$19	$19	$20

	Sequential Period Comparison	Year-to-date Comparison
Production

Production decreased 7% primarily as a result of:

•Lower demand from certain Alumina segment refineries

•Lower seasonal demand and fewer days in the period

•Slightly lower demand due to the expiration of the Company’s license to export bauxite from Australia

Production decreased 8% primarily as a result of:

•Lower demand from certain Alumina segment refineries

•Slightly lower demand due to the expiration of the Company’s license to export bauxite from Australia

	Sequential Period Comparison	Year-to-date Comparison
Third-party sales

Third-party sales decreased $40 primarily as a result of:

•Lower shipments primarily due to decreased trading activity, Juruti lower customer demand, and the expiration of the Company’s license to export bauxite from Australia

Partially offset by:

•Higher mining royalties

Third-party sales decreased $15 primarily as a result of:

•Lower shipments primarily due to the expiration of the Company’s license to export bauxite from Australia, Juruti lower customer demand and decreased trading activity

Partially offset by:

•Higher mining royalties

Intersegment sales

Intersegment sales decreased $5 primarily as a result of:

•Lower intersegment shipments primarily due to lower demand from certain Alumina segment refineries

Partially offset by:

•Slightly higher average internal prices on sales to the Alumina segment

Intersegment sales decreased $15 primarily as a result of:

•Lower average internal prices on sales with the Alumina segment

•Lower intersegment shipments primarily due to lower demand from certain Alumina segment refineries

Segment Adjusted EBITDA	Segment adjusted EBITDA decreased $11 primarily as a result of: •Lower shipments as discussed above Partially offset by: •Higher earnings from equity investments	Segment adjusted EBITDA decreased $21 primarily as a result of: •Lower shipments as discussed above •Higher production costs in Brazil and Australia due inefficiencies at lower production rates

Forward Look. For the second quarter of 2022 in comparison to the first quarter of 2022, the segment expects lower results as one-time mining benefits in the first quarter do not recur, lower equity earnings due to the sale of its interest in the MRN mine, as well as higher production costs due to inefficiencies from decreased production rates after the Company’s decision to cease business with Russian companies.

The Company has decreased its annual projection for bauxite shipments in 2022 by 2 million dry metric tons to range between 46.0 and 47.0 million dry metric tons. Due to Alcoa’s cessation of bauxite sales to Russian aluminum businesses, the Company expects to slow production in its Juruti mine in Brazil by approximately 1.1 million dry metric tons and to experience unfavorable impacts to production costs related to inefficiencies in operating at less that optimal capacity. The Company is also observing Russia-related changes in the Atlantic bauxite market which may impact shipments by approximately 1 million dry metric tons. In the second quarter of 2022 in comparison to the first quarter of 2022, the related financial impacts from the changes in production and expected market impacts are approximately $9 in pre-tax income, $4 after taxes and noncontrolling interest.

Alumina

Business Update. During the first quarter of 2022, the average API of $373 per metric ton trended unfavorably compared to the prior quarter reflecting a 12% sequential quarter decrease. Compared to the three-month period of 2021, the average API trended favorably, reflecting a 24% increase year-over-year.

In the first quarter of 2022, alumina production decreased due to two less days in the quarter and unplanned equipment maintenance in certain of the Australian refineries, partially offset by higher production from the San Ciprián, Spain refinery as a result of the strike resolution. On December 29, 2021, the Company and the workers’ representatives reached an agreement which ended the ongoing strike and led to the immediate resumption of normal operations at the refinery.

As of March 31, 2022, the Alumina segment had a base capacity of 13,843 mtpy with 214 mtpy of curtailed refining capacity. There was no change in curtailed capacity during the quarter.

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

	Quarter ended		Three months ended
	March 31, 2022	December 31, 2021	March 31, 2022	March 31, 2021
Production (kmt)	3,209	3,291	3,209	3,327
Third-party shipments (kmt)	2,277	2,294	2,277	2,472
Intersegment shipments (kmt)	940	1,121	940	1,101
Total shipments (kmt)	3,217	3,415	3,217	3,573
Third-party sales	855	935	855	760
Intersegment sales	418	530	418	364
Total sales	$1,273	$1,465	$1,273	$1,124
Segment Adjusted EBITDA	$262	$503	$262	$227
Average realized third-party price per metric ton of alumina	$375	$407	$375	$308
Operating costs	$988	$944	$988	$886
Average cost per metric ton of alumina	$307	$276	$307	$248

	Sequential Period Comparison	Year-to-date Comparison
Production

Production decreased 2% primarily as a result of:

•Two fewer days in the period

•Reduced alumina production at certain of the Australian refineries due to unplanned equipment maintenance, mostly offset by increased production at the San Ciprián refinery following the resumption of normal operations

Production decreased 4% primarily as a result of:

•Reduced alumina production at the Australian refineries due to unplanned equipment maintenance, only partially offset by increased production at the San Ciprían refinery following the resumption of normal operations; the San Ciprián refinery also faced slowed production from strike actions in the first quarter 2021 before the strike was suspended on January 22, 2021

Third-party sales

Third-party sales decreased $80 primarily as a result of:

•Lower average realized price of $32/ton principally driven by a lower average API

•Lower shipments due to lower production at the Australian refineries, partially offset by increased production and shipments at the San Ciprián refinery, including a shift to third-party sales with the San Ciprián smelter curtailment in January 2022

Partially offset by:

•Favorable changes to customer contract mix

Third-party sales increased $95 primarily as a result of:

•Higher average realized price of $67/ton principally driven by a higher average API

Partially offset by:

•Lower shipments due to lower production at the Australian refineries, partially offset by increased production and shipments at the San Ciprián refinery, including a shift to third-party sales with the San Ciprián smelter curtailment in January 2022

Intersegment sales	Intersegment sales decreased $112 primarily as a result of: •Lower shipments due to lower production across the refineries •Lower average realized prices on sales with the Aluminum segment	Intersegment sales increased $54 primarily as a result of: •Higher average realized prices on sales with the Aluminum segment Partially offset by: •Lower shipments across the refineries
Segment Adjusted EBITDA

Segment adjusted EBITDA decreased $241 primarily as a result of:

•Lower average realized price of $32/ton principally driven by a lower average API

•Lower shipments primarily due to unplanned equipment maintenance at the Australian refineries and weather delays in Brazil

•Higher raw material costs primarily due to higher prices for caustic

•Energy cost increases primarily in Spain

•Unfavorable currency impacts

Partially offset by:

•Favorable changes to customer contract mix

•San Ciprián refinery resuming full production after strike resolution

Segment adjusted EBITDA increased $35 primarily as a result of:

•Higher average realized price of $67/ton principally driven by a higher average API

•Favorable changes to customer mix

Partially offset by:

•Higher energy prices across all regions

•Higher raw material costs primarily due to higher market prices for caustic and lime

•Lower shipments primarily due to unplanned equipment maintenance at the Australian refineries

•Higher costs primarily associated with timing of maintenance, increased consumption of direct materials and higher transportation costs

Forward Look. For the second quarter of 2022 in comparison to the first quarter of 2022, the segment expects higher energy and raw materials costs, predominantly related to the San Ciprián refinery’s energy costs. The segment also expects higher shipments to fully offset higher maintenance and other costs.

Aluminum

Business Update. During the first quarter of 2022, the segment saw continued strength in aluminum pricing with LME prices on a 15-day lag averaging $3,147 per metric ton. Despite raw material inflation pressures and outbound transportation challenges, the Segment adjusted EBITDA increased 36% in the first quarter of 2022 compared to the fourth quarter of 2021.

On December 29, 2021, the Company and workers’ representatives at the San Ciprián, Spain aluminum facility reached an agreement that calls for the two-year curtailment of the smelter’s 228,000 metric tons of annual capacity due to exorbitant energy prices in Spain.  The curtailment was completed in January 2022 while the casthouse continues to operate. During the first quarter of 2022, $2 was spent against the employee leave compensation and take-or-pay contractual obligations of $62 recorded in the fourth quarter of 2021.  The Company has not yet made any expenditures against the commitments for capital investments of $68 or restart costs of $35. The capital investment cash spend is expected to begin in the second quarter of 2022 and the majority of restart cash spend is expected in 2023. Also during the first quarter of 2022, the Company worked to secure long term power supply contracts for the smelter upon restart with various power generators. Under memoranda of understanding with the generators, the period to conclude related negotiations was extended to May 20, 2022.

In conjunction with the previously announced restart of the Alumar smelter (São Luís, Brazil), Alcoa incurred restart expenses of $12 in the first quarter of 2022. Despite an approximate one-month delay for technical production adjustments, the first molten metal is expected in the second quarter of 2022 and full capacity is expected to be operational by the end of 2022.

In conjunction with the previously announced restart of 35,000 metric tons of previously curtailed capacity at the Portland smelter, Alcoa incurred restart expenses of $1 in the first quarter of 2022. Metal production is expected to start in the third quarter of 2022.

Total aluminum third-party shipments and total primary aluminum shipments include metric tons that were not produced by the Aluminum segment. Such aluminum was purchased by this segment to satisfy certain customer commitments. The Aluminum segment bears the risk of loss of the purchased aluminum until control of the product has been transferred to this segment’s customer. Until the sale of the Warrick Rolling Mill on March 31, 2021, total aluminum information includes flat-rolled aluminum while primary aluminum information does not. Primary aluminum third-party sales exclude realized gains and losses related to embedded derivative instruments designated as cash flow hedges of forward sales of aluminum.

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

	Quarter ended		Three months ended
Total Aluminum information	March 31, 2022	December 31, 2021	March 31, 2022	March 31, 2021
Third-party aluminum shipments (kmt)	634	687	634	831
Third-party sales	$2,388	$2,322	$2,388	$2,047
Intersegment sales	7	5	7	2
Total sales	$2,395	$2,327	$2,395	$2,049
Segment Adjusted EBITDA	$713	$523	$713	$283

	Quarter ended		Three months ended
Primary Aluminum information	March 31, 2022	December 31, 2021	March 31, 2022	March 31, 2021
Production (kmt)	498	554	498	548
Third-party shipments (kmt)	634	687	634	748
Third-party sales	$2,447	$2,326	$2,447	$1,727
Average realized third-party price per metric ton	$3,861	$3,382	$3,861	$2,308
Total shipments (kmt)	634	687	634	773
Operating costs	$1,677	$1,821	$1,677	$1,494
Average cost per metric ton	$2,647	$2,649	$2,647	$1,933

	Sequential Period Comparison	Year-to-date Comparison
Production	Production decreased 10% primarily as a result of: •Curtailment of the San Ciprián smelter, completed in January 2022 •Two fewer days in the period	Production decreased 9% primarily as a result of: •Curtailment of the San Ciprián smelter, completed in January 2022
Third-party sales

Third-party sales increased $66 primarily as a result of:

•Higher average realized price of $479/ton principally driven by a higher average LME (on a 15-day lag) and regional premiums

•Increase in value-add product sales on higher price and resumption of sales from the San Ciprián casthouse after conclusion of the strike in late December 2021

Partially offset by:

•Lower shipments mainly due to limited availability of railcars or vessels for outbound product from North American smelters

•Seasonal pricing declines at the Brazil hydro-electric facilities

•Lower trading activities

Third-party sales increased $341 primarily as a result of:

•Higher average realized price of $1,553/ton principally driven by a higher average LME (on a 15-day lag) and regional premiums

•Increase in value-add product sales on higher price

Partially offset by:

•Absence of sales from the divested Warrick Rolling Mill, partially offset by new third-party revenue from the Warrick smelter

•Decreased sales from the San Ciprián smelter due to timing of sales of accumulated inventory from the strike and the smelter curtailment

•Lower shipments mainly due to limited availability of railcars or vessels for outbound product from North American smelters

•Lower pricing at the Brazil hydro-electric facilities as first quarter 2021 drought conditions elevated prices in the prior year period

Segment Adjusted EBITDA

Segment adjusted EBITDA increased $190 primarily as a result of:

•Higher average realized price driven by higher average LME (on a 15-day lag) and regional premiums

•Increase in value-add product sales

•Curtailment of the San Ciprián smelter

Partially offset by:

•Unfavorable raw material costs, primarily on higher average alumina input costs due to the consumption of alumina purchased in the previous periods when prices were higher and higher market prices for carbon

•Lower shipments mainly related to limited availability of railcars or vessels for outbound product from North American smelters

•Seasonal lower prices at the Brazil hydro-electric facilities

Segment adjusted EBITDA increased $430 primarily as a result of:

•Higher average realized price driven by higher average LME (on a 15-day lag) and regional premiums

•Increase in value-add product sales

Partially offset by:

•Unfavorable raw material costs, primarily on higher average alumina input costs and higher market prices for carbon

•Higher costs primarily associated with increased maintenance costs, higher inbound transportation costs and higher labor expenses

•Lower shipments mainly related to limited availability of railcars or vessels for outbound product from North American smelters

•Pricing declines at the Brazil hydro-electric facilities

•Divestiture of the Warrick Rolling Mill

•Higher market energy prices in Europe, partially offset by Australia

•Curtailment of the San Ciprián smelter

The following table provides consolidated capacity and curtailed capacity (each in kmt) for each smelter owned by Alcoa Corporation:

		March 31, 2022		December 31, 2021		March 31, 2021
Facility	Country	Capacity (1)	Curtailed	Capacity (1)	Curtailed	Capacity (1)	Curtailed
Portland(2)	Australia	197	30	197	30	197	30
São Luís (Alumar)(3)	Brazil	268	268	268	268	268	268
Baie Comeau	Canada	312	—	312	—	280	—
Bécancour	Canada	347	—	347	—	310	—
Deschambault	Canada	287	—	287	—	260	—
Fjarðaál	Iceland	351	—	351	—	344	—
Lista	Norway	94	—	94	—	94	—
Mosjøen	Norway	200	—	200	—	188	—
San Ciprián(4)	Spain	228	228	228	—	228	—
Intalco	U.S.	279	279	279	279	279	279
Massena West	U.S.	130	—	130	—	130	—
Warrick	U.S.	269	108	269	108	269	108
Wenatchee(5)	U.S.	—	—	—	—	146	146
		2,962	913	2,962	685	2,993	831

(1)	These figures represent Alcoa Corporation’s share of the facility Nameplate Capacity based on its ownership interest in the respective smelter.
(2)

In 2021, the Company announced that the Portland Aluminium joint venture will restart 35,000 mtpy of idle smelting capacity at the Portland smelter in Australia (19,000 mtpy Alcoa share), and metal production is expected to start in the third quarter of 2022.

(3)	In 2021, the Company announced the restart of its 268,000 mtpy of idle smelting capacity at the Alumar smelter in Brazil, of which full capacity will be operational by the end of 2022.
(4)

On December 29, 2021, the Company and the workers’ representatives at the San Ciprián, Spain aluminum plant reached an agreement that called for the two-year curtailment of the smelter’s 228,000 mtpy annual smelting capacity, completed in January of 2022.

(5)	In December 2021, the Company permanently closed 146,000 mtpy of idled smelting capacity at the Wenatchee smelter in the State of Washington.

Forward Look. For the second quarter of 2022 in comparison to the first quarter of 2022, the segment expects to increase shipments with the easing of outbound transportation constraints in North America. The segment also expects inflation in raw materials and energy impacts to continue, as well as higher maintenance costs.

In the second quarter of 2022, the Alumar smelter (Sao Luis, Brazil) is expected to begin initial metal production. However, third-party sales are not expected to begin until the third quarter of 2022 as initial metal is directed to intra-segment casting operations.

Reconciliations of Certain Segment Information

Reconciliation of Total Segment Third-Party Sales to Consolidated Sales

	Quarter ended		Three months ended
	March 31, 2022	December 31, 2021	March 31, 2022	March 31, 2021
Bauxite	$43	$83	$43	$58
Alumina	855	935	855	760
Aluminum:
Primary aluminum	2,447	2,326	2,447	1,727
Other(1)	(59)	(4)	(59)	320
Total segment third-party sales	3,286	3,340	3,286	2,865
Other	7	—	7	5
Consolidated sales	$3,293	$3,340	$3,293	$2,870

(1)

Other includes third-party sales of flat-rolled aluminum and energy, as well as realized gains and losses related to embedded derivative instruments designated as cash flow hedges of forward sales of aluminum. Following the sale of the Warrick Rolling Mill on March 31, 2021, Other no longer includes the sales of flat-rolled aluminum.

Reconciliation of Total Segment Operating Costs to Consolidated Cost of Goods Sold

	Quarter ended		Three months ended
	March 31, 2022	December 31, 2021	March 31, 2022	March 31, 2021
Bauxite	$207	$237	$207	$237
Alumina	988	944	988	886
Primary aluminum	1,677	1,821	1,677	1,494
Other(1)	127	101	127	374
Total segment operating costs	2,999	3,103	2,999	2,991
Eliminations(2)	(697)	(589)	(697)	(544)
Provision for depreciation, depletion, amortization(3)	(153)	(159)	(153)	(176)
Other(4)	32	28	32	21
Consolidated cost of goods sold	$2,181	$2,383	$2,181	$2,292

(1)	Prior to the sale of the Warrick Rolling Mill on March 31, 2021, Other largely relates to the Aluminum segment’s flat-rolled aluminum product division.
(2)	Represents the elimination of cost of goods sold related to intersegment sales between Bauxite and Alumina and between Alumina and Aluminum.
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

Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net Income (Loss) Attributable to Alcoa Corporation

	Quarter ended		Three months ended
	March 31, 2022	December 31, 2021	March 31, 2022	March 31, 2021
Total Segment Adjusted EBITDA	$1,013	$1,075	$1,013	$569
Unallocated amounts:
Transformation(1)	(14)	(10)	(14)	(11)
Intersegment eliminations	102	(121)	102	(7)
Corporate expenses(2)	(29)	(45)	(29)	(26)
Provision for depreciation, depletion, and amortization	(160)	(165)	(160)	(182)
Restructuring and other charges, net	(125)	(1,055)	(125)	(7)
Interest expense	(25)	(28)	(25)	(42)
Other income, net	14	298	14	24
Other(3)	(13)	(20)	(13)	(6)
Consolidated income before income taxes	763	(71)	763	312
Provision for income taxes	(210)	(298)	(210)	(93)
Net income attributable to noncontrolling interest	(84)	(23)	(84)	(44)
Consolidated net income (loss) attributable to Alcoa Corporation	$469	$(392)	$469	$175

(1)	Transformation includes, among other items, the Adjusted EBITDA of previously closed operations.
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

Environmental Matters

See the Environmental Matters section of Note O to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Alcoa Corporation’s primary future cash flows are centered on operating activities, particularly working capital, as well as capital expenditures and capital returns. Management believes that the Company’s cash on hand, future operating cash flows, and liquidity options, combined with its strategic actions, are adequate to fund its short term and long term operating and investing needs. Further, the Company has no significant debt maturities until 2027 and no significant cash contribution requirements related to its U.S. pension plan obligations for the foreseeable future. However, the Company’s access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) Alcoa Corporation’s credit rating; (ii) the liquidity of the overall capital markets; and (iii) the current state of the economy and commodity markets. There can be no assurances that the Company will continue to have access to capital markets on terms acceptable to Alcoa Corporation.

Changes in market conditions caused by global or macroeconomic events, such as the COVID-19 pandemic and the conflict between Russia and Ukraine, could have adverse effects on Alcoa’s ability to obtain additional financing and cost of borrowing. Inability to generate sufficient earnings could impact the Company’s ability to meet the financial covenants in our outstanding debt and revolving credit facility agreements and limit our ability to access these sources of liquidity or refinance or renegotiate our outstanding debt or credit agreements on terms acceptable to the Company. Additionally, the impact on market conditions from such events could adversely affect the liquidity of Alcoa’s customers, suppliers, and joint venture partners and equity method investments, which could negatively impact the collectability of outstanding receivables and our cash flows.

In March 2022, in response to the conflict between Russia and Ukraine, the Company announced that it ceased the purchase of raw materials from and the sale of our products to Russian businesses and identified alternate source for securing the limited number of materials purchased from Russian suppliers. To date, these actions have not had a material impact on the Company’s liquidity options or profile, and the Company continues to monitor the situation to address any impacts going forward.

Cash from Operations

Cash provided from operations was $34 in the three-month period of 2022 compared with $6 in the same period of 2021. Notable changes to sources and (uses) of cash include:

•	$334 higher net income generation primarily on higher aluminum and alumina prices;
•

($336) in certain working capital accounts (receivables from customers, inventories, and accounts payable, trade); primarily an increase in inventories on higher prices in both raw materials and finished goods, as well as higher volumes on hand due to: metal purchases to serve annual contracts related to the Alumar (Brazil) smelter restart, logistics constraints in North America delaying outbound shipments; lower shipments from Australian refineries; and, weather related delays in shipments from the Alumar refinery; and

•	$59 in lower contributions to the Company’s defined benefit pension plans

During 2022, AofA will continue to record its tax provision and tax liability without effect of the ATO assessment, since it expects to prevail. The tax payable will remain on AofA’s balance sheet as a noncurrent liability, increased by the tax effect of subsequent periods’ interest deductions, until dispute resolution, which is expected to take several years. At March 31, 2022, the noncurrent liability resulting from the cumulative interest deductions was approximately $182 (A$243). See description of the tax dispute in Note O to the Consolidated Financial Statements in Part I Item I of this Form 10-Q.

Financing Activities

Cash used for financing activities was $209 in the three-month period of 2022 compared to cash provided from financing activities of $428 in the same period of 2021.

The use of cash in the three-month period of 2022 was primarily $116 of net cash paid to Alumina Limited, $75 from the repurchase of common stock, and $18 of dividends paid in the quarter.

The source of cash in the three-month period of 2021 was primarily due to the issuance of $500 aggregate principal amount of 2029 Notes by ANHBV in March 2021 resulting in net proceeds of approximately $493. The net proceeds were partially offset by $62 in net cash paid to Alumina Limited and $6 in financial contributions related to the divested Spanish facilities.

Credit Facilities

The Company has a senior secured $1,500 revolving credit and letter of credit facility in place for working capital and/or other general corporate purposes (the Facility). The Facility was established on September 16, 2016, was amended in each of 2017, 2018, 2019, 2020, and 2021, and is scheduled to mature on November 21, 2023. Subject to the terms and conditions under the Facility, the Company may borrow funds or issue letters of credit through its Alcoa Corporation or ANHBV legal entities. See Note M in Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021 for more information on the Facility.

As of March 31, 2022, the Company was in compliance with all covenants. The Company may access the entire amount of commitments under the Facility. There were no borrowings outstanding at March 31, 2022 and December 31, 2021, and no amounts were borrowed during the first quarters ended March 31, 2022 and March 31, 2021 under the Facility.

Dividend

In the fourth quarter of 2021, the Company announced the initiation of a quarterly cash dividend on its common stock. On February 24, 2022, the Board of Directors declared a cash dividend of $0.10 per share of the Company’s common stock to stockholders of record as of the close of business on March 8, 2022. On March 24, 2022, the Company paid cash dividends of $18.

Common Stock Repurchase Program

In the first quarter of 2022, the Company repurchased 1,041,100 shares of its common stock for $75; the shares were immediately retired. The Company has remaining authorization to repurchase up to a total of $425, in the aggregate, of its outstanding shares of common stock, under the share repurchase program approved in 2021.

Investing Activities

Cash used for investing activities was $93 in the three-month period of 2022 compared to cash provided from investing activities of $514 for the same period of 2021.

In the three-month period of 2022, the use of cash was primarily attributable to $74 related to capital expenditures and $21 of cash contributions to the ELYSISTM joint venture.

In the three-month period of 2021, the source of cash was primarily attributable to proceeds from the sale of assets of $591, primarily the Warrick Rolling Mill, partially offset by $75 in capital expenditures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See the Derivatives and Other Financial Instruments section of Note L to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Alcoa Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the U.S. Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, and they have concluded that these controls and procedures were effective as of March 31, 2022.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the first quarter of 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of its business, Alcoa is involved in a number of lawsuits and claims, both actual and potential. In addition to the matter discussed below, various other lawsuits, claims, and proceedings have been or may be instituted or asserted against Alcoa Corporation, including those pertaining to environmental, safety and health, commercial, tax, product liability, intellectual property infringement, employment, employee and retiree benefit matters, and other actions and claims arising out of the normal course of business. While the amounts claimed in these other matters may be substantial, the ultimate liability is not readily determinable because of the considerable uncertainties that exist. Accordingly, it is possible that the Company’s liquidity or results of operations in a particular period could be materially affected by one or more of these other matters. However, based on facts currently available, management believes that the disposition of these other matters that are pending or asserted will not have a material adverse effect, individually or in the aggregate, on the financial position of the Company. See Part I Item 1 of this Form 10-Q in Note O to the Consolidated Financial Statements for additional information.

Environmental Matters

In August 2005, Dany Lavoie, a resident of Baie-Comeau in the Canadian Province of Québec, filed a Motion for Authorization to Institute a Class Action and for Designation of a Class Representative against Alcoa Canada Ltd., Alcoa Limitée, Société Canadienne de Metaux Reynolds Limitée, and Canadian British Aluminum in the Superior Court of Québec in the District of Baie-Comeau, alleging that defendants, as the present and past owners and operators of an aluminum smelter in Baie-Comeau, had negligently allowed the emission of certain contaminants from the smelter on the lands and houses of the St. Georges neighborhood and its environs causing property damage and personal injury. In May 2007, the court authorized a class action suit on behalf of all people who suffered property or personal injury damages caused by the emission of polycyclic aromatic hydrocarbons from the Company’s aluminum smelter in Baie-Comeau. In September 2007, plaintiffs filed the claim against the original defendants. The Soderberg smelting operations that plaintiffs allege to be the source of emissions of concern ceased operations in 2013 and have been dismantled. A court appointed expert, engaged to perform analysis of the potential impacts from the emissions in accordance with a sampling protocol agreed to by the parties, submitted its report to the court in May 2019. In 2021, plaintiffs filed their amended claim and expert reports, and defendants filed their amended defense and expert reports. In October 2021, the parties participated in mediation.  In March 2022, the parties reached a settlement for damages that is subject to court approval. The settlement is not expected to have a material impact on the Company’s financial results.

Item 1A. Risk Factors.

We face a number of risks that could materially and adversely affect our business, results of operations, cash flow, liquidity, or financial condition. A full discussion of our risk factors can be found in Part I Item 1A. Risk Factors of Alcoa Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The information below includes additional risks relating to the conflict between Russia and Ukraine. Furthermore, impacts from the continuing coronavirus (COVID-19) pandemic and the conflict between Russia and Ukraine could exacerbate other risks discussed in Part I Item 1A. Risk Factors of Alcoa Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, any of which could have a material adverse effect on us. This situation is continuously evolving, and additional impacts may arise of which we are not currently aware.

Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy caused by the ongoing conflict between Russia and Ukraine.

The global economy has been negatively impacted by the conflict between Russia and Ukraine. Such adverse and uncertain economic conditions have exacerbated supply chain disruptions and increased our costs for energy, particularly in Spain, and for certain raw materials. During the first quarter of 2022, in response to the conflict, we ceased purchasing raw materials from and selling our products to Russian businesses. To date, these actions have not had a material adverse impact on the Company’s business, financial condition and results of operations, but they could have material negative impacts if the conflict continues and global sales of our products are impacted. Furthermore, governments in the U.S., United Kingdom and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. Although we have no operations in Russia or Ukraine and our sales into these regions were historically minimal and have recently been discontinued, we will continue to monitor the conflict between Russia and Ukraine and the potential impact of financial and economic sanctions on the regional and global economy.

Increased trade barriers or restrictions on global trade, or retaliatory measures taken by Russia, or other countries in response, as well as the destabilizing effects of the conflict, could also adversely affect our business, financial condition and results of operations by limiting sales, restricting access to required raw materials, or raising costs thereof. Destabilizing effects that the ongoing conflict may pose for the global oil and natural gas markets could also adversely impact our operations by further increasing our energy costs. In addition, further escalation of geopolitical tensions related to the conflict could result in loss of property, cyberattacks, additional supply disruptions, an inability to obtain key supplies and materials, reduced production and sales, and/or operational curtailments, and adversely affect our business and our supply chain.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The table below sets forth information regarding the repurchase of shares of our common stock during the periods indicated.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)
January 1 to January 31	—	$—	—	$500,000,000
February 1 to February 28	1,041,100	72.06	1,041,100	425,000,000
March 1 to March 31	—	—	—	425,000,000
Total	1,041,100	$72.06	1,041,100
(1)

On October 14, 2021, Alcoa Corporation announced that its Board of Directors approved a common stock repurchase program under which the Company may purchase shares of its outstanding common stock up to an aggregate transactional value of $500, depending on cash availability, market conditions, and other factors.

In the first quarter of 2022, the Company repurchased 1,041,100 shares of its common stock for $75 (weighted average share price of $72.06 (includes $0.02 broker commission)); these shares were immediately retired.

As of March 31, 2022, the Company is currently authorized to repurchase up to a total of $425, in the aggregate, of its outstanding shares of common stock under this authorization. Repurchases under this program may be made using a variety of methods, which may include open market purchases, privately negotiated transactions, or pursuant to a Rule 10b5-1 plan. The program does not have a predetermined expiration date. Alcoa Corporation intends to retire repurchased shares of common stock.

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

Alcoa Corporation

May 5, 2022	/s/ William F. Oplinger
Date	William F. Oplinger
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

May 5, 2022	/s/ Molly S. Beerman
Date	Molly S. Beerman
Senior Vice President and Controller
(Principal Accounting Officer)