Form 10-Q
period 2022-09-30
Alcoa Corp
filed 2022-10-27
CIK 1675149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

As of October 21, 2022, 176,937,165 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

Forward-Looking Statements

This report contains statements that relate to future events and expectations and as such constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “aims,” “ambition,” “anticipates,” “believes,” “could,” “develop,” “endeavors,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “outlook,” “potential,” “plans,” “projects,” “reach,” “seeks,” “sees,” “should,” “strive,” “targets,” “will,” “working,” “would,” or other words of similar meaning. All statements by Alcoa Corporation that reflect expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, forecasts concerning global demand growth for bauxite, alumina, and aluminum, and supply/demand balances; statements, projections or forecasts of future or targeted financial results, or operating or sustainability performance (including our ability to execute on strategies related to environmental, social and governance matters); statements about strategies, outlook, and business and financial prospects; and statements about capital allocation and return of capital. These statements reflect beliefs and assumptions that are based on Alcoa Corporation’s perception of historical trends, current conditions, and expected future developments, as well as other factors that management believes are appropriate in the circumstances. Forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and changes in circumstances that are difficult to predict. Although Alcoa Corporation believes that the expectations reflected in any forward-looking statements are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, but are not limited to: (a) current and potential future impacts to the global economy and our industry, business and financial condition caused by various worldwide or macroeconomic events, such as the COVID-19 pandemic and the ongoing conflict between Russia and Ukraine, and related regulatory developments; (b) material adverse changes in aluminum industry conditions, including global supply and demand conditions and fluctuations in London Metal Exchange-based prices and premiums, as applicable, for primary aluminum and other products, and fluctuations in indexed-based and spot prices for alumina; (c) changes in global economic and financial market conditions generally, such as inflation, recessionary conditions, and interest rate increases, which may also affect Alcoa Corporation’s ability to obtain credit or financing upon acceptable terms or at all; (d) unfavorable changes in the markets served by Alcoa Corporation; (e) the impact of changes in foreign currency exchange and tax rates on costs and results; (f) unfavorable changes in cost, quality, or availability of key inputs, including energy and raw materials, or uncertainty of or disruption to the supply chain, including logistics; (g) the inability to execute on strategies related to or achieve improvement in profitability and margins, cost savings, cash generation, revenue growth, fiscal discipline, environmental- and social-related goals and targets (including due to delays in scientific and technological developments), or strengthening of competitiveness and operations anticipated from portfolio actions, operational and productivity improvements, technology advancements, and other initiatives; (h) the inability to realize expected benefits, in each case as planned and by targeted completion dates, from acquisitions, divestitures, restructuring activities, facility closures, curtailments, restarts, expansions, or joint ventures; (i) political, economic, trade, legal, public health and safety, and regulatory risks in the countries in which Alcoa Corporation operates or sells products; (j) labor disputes and/or work stoppages and strikes; (k) the outcome of contingencies, including legal and tax proceedings, government or regulatory investigations, and environmental remediation; (l) the impact of cyberattacks and potential information technology or data security breaches; (m) risks associated with long-term debt obligations; (n) the timing and amount of future cash dividends and share repurchases; (o) declines in the discount rates used to measure pension and other postretirement benefit liabilities or lower-than-expected investment returns on pension assets, or unfavorable changes in laws or regulations that govern pension plan funding; and (p) the other risk factors discussed in Part I Item 1A of Alcoa Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, and other reports filed by Alcoa Corporation with the U.S. Securities and Exchange Commission. Alcoa Corporation disclaims any obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise, except as required by applicable law. Market projections are subject to the risks described above and other risks in the market.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	Third quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Sales (E)	$2,851	$3,109	$9,788	$8,812
Cost of goods sold (exclusive of expenses below)	2,668	2,322	7,616	6,770
Selling, general administrative, and other expenses	44	53	140	159
Research and development expenses	7	8	23	21
Provision for depreciation, depletion, and amortization	149	156	470	499
Restructuring and other charges, net (D)	652	33	702	73
Interest expense	25	58	80	167
Other expense (income), net (Q)	35	(18)	(185)	(147)
Total costs and expenses	3,580	2,612	8,846	7,542
(Loss) income before income taxes	(729)	497	942	1,270
Provision for income taxes	40	127	484	331
Net (loss) income	(769)	370	458	939
Less: Net (loss) income attributable to noncontrolling interest	(23)	33	186	118
NET (LOSS) INCOME ATTRIBUTABLE TO ALCOA CORPORATION	$(746)	$337	$272	$821
EARNINGS PER SHARE ATTRIBUTABLE TO ALCOA CORPORATION COMMON SHAREHOLDERS (F):
Basic	$(4.17)	$1.80	$1.50	$4.40
Diluted	$(4.17)	$1.76	$1.47	$4.32

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income (unaudited)

(in millions)

	Alcoa Corporation		Noncontrolling interest		Total
	Third quarter ended September 30,		Third quarter ended September 30,		Third quarter ended September 30,
	2022	2021	2022	2021	2022	2021
Net (loss) income	$(746)	$337	$(23)	$33	$(769)	$370
Other comprehensive income (loss), net of tax (G):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	656	72	6	12	662	84
Foreign currency translation adjustments	(173)	(202)	(81)	(78)	(254)	(280)
Net change in unrecognized gain (loss) on cash flow hedges	128	(111)	—	(2)	128	(113)
Total Other comprehensive income (loss), net of tax	611	(241)	(75)	(68)	536	(309)
Comprehensive (loss) income	$(135)	$96	$(98)	$(35)	$(233)	$61

	Alcoa Corporation		Noncontrolling interest		Total
	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021	2022	2021
Net income	$272	$821	$186	$118	$458	$939
Other comprehensive income (loss), net of tax (G):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	730	456	7	16	737	472
Foreign currency translation adjustments	(217)	(174)	(115)	(87)	(332)	(261)
Net change in unrecognized gain (loss) on cash flow hedges	435	(581)	2	—	437	(581)
Total Other comprehensive income (loss), net of tax	948	(299)	(106)	(71)	842	(370)
Comprehensive income	$1,220	$522	$80	$47	$1,300	$569

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents (L)	$1,432	$1,814
Receivables from customers	749	757
Other receivables	119	127
Inventories (I)	2,400	1,956
Fair value of derivative instruments (L)	207	14
Prepaid expenses and other current assets	443	358
Total current assets	5,350	5,026
Properties, plants, and equipment	19,019	19,753
Less: accumulated depreciation, depletion, and amortization	12,765	13,130
Properties, plants, and equipment, net	6,254	6,623
Investments (H)	1,223	1,199
Deferred income taxes	417	506
Fair value of derivative instruments (L)	20	7
Other noncurrent assets	1,621	1,664
Total assets	$14,885	$15,025
LIABILITIES
Current liabilities:
Accounts payable, trade	$1,590	$1,674
Accrued compensation and retirement costs	329	383
Taxes, including income taxes	301	374
Fair value of derivative instruments (L)	167	274
Other current liabilities	566	517
Long-term debt due within one year (J & L)	1	1
Total current liabilities	2,954	3,223
Long-term debt, less amount due within one year (J & L)	1,725	1,726
Accrued pension benefits (K)	370	417
Accrued other postretirement benefits (K)	616	650
Asset retirement obligations (O)	611	622
Environmental remediation (P)	262	265
Fair value of derivative instruments (L)	812	1,048
Noncurrent income taxes	201	191
Other noncurrent liabilities and deferred credits	442	599
Total liabilities	7,993	8,741
CONTINGENCIES AND COMMITMENTS (P)
EQUITY
Alcoa Corporation shareholders’ equity:
Common stock	2	2
Additional capital	9,171	9,577
Accumulated deficit	(158)	(315)
Accumulated other comprehensive loss (G)	(3,644)	(4,592)
Total Alcoa Corporation shareholders’ equity	5,371	4,672
Noncontrolling interest	1,521	1,612
Total equity	6,892	6,284
Total liabilities and equity	$14,885	$15,025

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Nine months ended September 30,
	2022	2021
CASH FROM OPERATIONS
Net income	$458	$939
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion, and amortization	470	499
Deferred income taxes	93	61
Equity earnings, net of dividends	(35)	(84)
Restructuring and other charges, net (D)	702	73
Net loss (gain) from investing activities – asset sales (C)	7	(132)
Net periodic pension benefit cost (K)	39	36
Stock-based compensation	28	26
Premium paid on early redemption of debt	—	43
Gain on mark-to-market derivative financial contracts	(84)	—
Other	30	45
Changes in assets and liabilities, excluding effects of divestitures and foreign currency translation adjustments:
Decrease (Increase) in receivables	23	(408)
Increase in inventories	(580)	(373)
(Increase) Decrease in prepaid expenses and other current assets	(10)	39
(Decrease) Increase in accounts payable, trade	(10)	153
Decrease in accrued expenses	(122)	—
(Decrease) Increase in taxes, including income taxes	(103)	143
Pension contributions (K)	(12)	(575)
Increase in noncurrent assets	(94)	(47)
Decrease in noncurrent liabilities	(96)	(83)
CASH PROVIDED FROM OPERATIONS	704	355
FINANCING ACTIVITIES
Additions to debt (original maturities greater than three months)	—	495
Payments on debt (original maturities greater than three months)	—	(1,294)
Proceeds from the exercise of employee stock options	22	19
Repurchase of common stock	(500)	—
Dividends paid on Alcoa common stock	(55)	—
Payments related to tax withholding on stock-based compensation awards	(19)	(1)
Financial contributions for the divestiture of businesses (D)	(19)	(14)
Contributions from noncontrolling interest	150	8
Distributions to noncontrolling interest	(319)	(177)
Other	(3)	(2)
CASH USED FOR FINANCING ACTIVITIES	(743)	(966)
INVESTING ACTIVITIES
Capital expenditures	(309)	(237)
Proceeds from the sale of assets	5	715
Additions to investments	(32)	(7)
Sale of investments	10	—
Other	2	—
CASH (USED FOR) PROVIDED FROM INVESTING ACTIVITIES	(324)	471
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(20)	(11)
Net change in cash and cash equivalents and restricted cash	(383)	(151)
Cash and cash equivalents and restricted cash at beginning of year	1,924	1,610
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH (Q) AT END OF PERIOD	$1,541	$1,459

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Changes in Consolidated Equity (unaudited)

(in millions)

	Alcoa Corporation shareholders
	Common stock	Additional capital	Retained earnings (deficit)	Accumulated other comprehensive (loss) income	Non- controlling interest	Total equity
Balance at January 1, 2021	$2	$9,663	$(725)	$(5,629)	$1,705	$5,016
Net income	—	—	175	—	44	219
Other comprehensive loss (G)	—	—	—	(249)	(62)	(311)
Stock-based compensation	—	8	—	—	—	8
Common stock issued: compensation plans	—	4	—	—	—	4
Distributions	—	—	—	—	(62)	(62)
Other	—	(1)	—	—	—	(1)
Balance at March 31, 2021	$2	$9,674	$(550)	$(5,878)	$1,625	$4,873
Net income	—	—	309	—	41	350
Other comprehensive income (G)	—	—	—	191	59	250
Stock-based compensation	—	10	—	—	—	10
Common stock issued: compensation plans	—	10	—	—	—	10
Distributions	—	—	—	—	(75)	(75)
Other	—	1	—	—	(1)	—
Balance at June 30, 2021	$2	$9,695	$(241)	$(5,687)	$1,649	$5,418
Net income	—	—	337	—	33	370
Other comprehensive loss (G)	—	—	—	(241)	(68)	(309)
Stock-based compensation	—	8	—	—	—	8
Common stock issued: compensation plans	—	5	—	—	—	5
Contributions	—	—	—	—	8	8
Distributions	—	—	—	—	(40)	(40)
Other	—	—	—	—	1	1
Balance at September 30, 2021	$2	$9,708	$96	$(5,928)	$1,583	$5,461

Balance at January 1, 2022	$2	$9,577	$(315)	$(4,592)	$1,612	$6,284
Net income	—	—	469	—	84	553
Other comprehensive (loss) income (G)	—	—	—	(482)	100	(382)
Stock-based compensation	—	9	—	—	—	9
Common stock issued: compensation plans	—	2	—	—	—	2
Repurchase of common stock	—	(54)	(21)	—	—	(75)
Dividends paid on Alcoa common stock ($0.10 per share)	—	—	(19)	—	—	(19)
Contributions	—	—	—	—	46	46
Distributions	—	—	—	—	(162)	(162)
Other	—	3	—	—	(2)	1
Balance at March 31, 2022	$2	$9,537	$114	$(5,074)	$1,678	$6,257
Net income	—	—	549	—	125	674
Other comprehensive income (loss) (G)	—	—	—	819	(131)	688
Stock-based compensation	—	11	—	—	—	11
Common stock issued: compensation plans	—	1	—	—	—	1
Repurchase of common stock	—	(236)	(39)	—	—	(275)
Dividends paid on Alcoa common stock ($0.10 per share)	—	—	(18)	—	—	(18)
Contributions	—	—	—	—	37	37
Distributions	—	—	—	—	(83)	(83)
Balance at June 30, 2022	$2	$9,313	$606	$(4,255)	$1,626	$7,292
Net loss	—	—	(746)	—	(23)	(769)
Other comprehensive income (loss) (G)	—	—	—	611	(75)	536
Stock-based compensation	—	8	—	—	—	8
Repurchase of common stock	—	(150)	—	—	—	(150)
Dividends paid on Alcoa common stock ($0.10 per share)	—	—	(18)	—	—	(18)
Contributions	—	—	—	—	67	67
Distributions	—	—	—	—	(74)	(74)
Balance at September 30, 2022	$2	$9,171	$(158)	$(3,644)	$1,521	$6,892

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

Issued

In March 2020 and January 2021, the Financial Accounting Standards Board issued ASU No. 2020-04 and ASU No. 2021-01, respectively. Together, the ASUs provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The Company is working to transition from LIBOR to alternative reference rates. Management has identified a total company inventory of affected financial instruments and contracts, has taken action to transition certain legacy contracts linked to LIBOR to alternative reference rates, and will continue utilizing alternative reference rates for new contracts throughout 2022. The transition from LIBOR is not expected to have a material impact on Alcoa. The adoption of the applicable provisions will coincide with the modifications of the affected contracts.

C. Divestitures

Eastalco Land Sale

In June 2021, the Company completed the sale of the previously closed Eastalco Aluminum smelter site in the state of Maryland in a transaction valued at $100. Upon closing of the transaction, the Company received $94 in cash and recorded a gain of $90 in Other expense (income), net ($90 pre- and $89 after-tax; see Note Q) on the Statement of Consolidated Operations in the second quarter of 2021.

Warrick Rolling Mill

On March 31, 2021, Alcoa completed the sale of its rolling mill located at Warrick Operations (Warrick Rolling Mill), an integrated aluminum manufacturing site near Evansville, Indiana (Warrick Operations), to Kaiser Aluminum Corporation (Kaiser) for total consideration of approximately $670, which included the assumption of $69 in other postretirement benefit liabilities. The Company recorded a net gain of $30 in Other expense (income), net (pre- and after-tax, see Note Q) on the Statement of Consolidated Operations. Upon the closing of the transaction, the Company recorded estimated liabilities for future site separation commitments and remaining transaction costs associated with the sales agreement. The Company recorded a charge of $5 in the nine-month period ended September 30, 2022 in Other expense (income), net related to additional costs of existing site separation commitments.  In the third quarter and nine-month period of 2022, the Company spent $13 and $22, respectively, against the reserve. Approximately half of the remaining balance of $57 at September 30, 2022 is expected to be paid in 2022, with the remainder to be spent through 2023.

In connection with the transaction, Alcoa and Kaiser entered into a market-based metal supply agreement and a ground lease agreement for the Warrick Rolling Mill property, which Alcoa continues to own. Alcoa continues to own and operate the site’s aluminum smelter and the power plant. The remaining Warrick Operations site results are included within the Aluminum segment.

D. Restructuring and Other Charges, Net – Alcoa Corporation recorded a net charge of $652 in the third quarter of 2022 and a net charge of $702 in the nine-month period of 2022 in Restructuring and other charges, net, which were comprised of:

•	A net charge of $626 (both periods) related to the settlement of certain pension benefits (see Note K);
•	A charge of $29 (both periods) related to the closure of the previously curtailed magnesium smelter facility in Addy (Washington);
•	A reversal of $83 (nine-month period only) for the release of a valuation allowance on Brazil value added taxes (VAT) (see Note Q);
•	A net reversal of $6 (nine-month period only) for changes in estimated take-or-pay contract costs at the closed Wenatchee (Washington) smelter and the curtailed Intalco (Washington) smelter;
•	A net reversal of $3 and $1, respectively, for site remediation at previously closed sites (see Note P);
•

A charge of $79 (nine-month period only) for the agreement reached with the workers of the divested Avilés and La Coruña facilities to settle various legal disputes related to the 2019 divestiture (see Note P);

•	A charge of $58 (nine-month period only) for an asset impairment related to the sale of the Company’s interest in MRN (see Note H).

In July 2022, Alcoa made the decision to permanently close the previously curtailed magnesium smelter in Addy (Washington). The facility has been fully curtailed since 2001. The Company recorded a charge of $29 to establish reserves for environmental and demolition obligations in Restructuring and other charges, net on the Statement of Consolidated Operations in the third quarter of 2022. Associated cash outlays are expected to be paid over the next three to five years.

In the third quarter and nine-month period of 2021, Alcoa Corporation recorded Restructuring and other charges, net, of $33 and $73, respectively, which were comprised of:

•	A charge of $27 (both periods) related to the closure of the previously curtailed anode facility in Lake Charles (Louisiana) (see below);
•	A charge of $8 and $47, respectively, related to the settlement of certain pension benefits (see Note K);
•	A reversal of $6 (both periods) for a take or pay energy-related obligation at the Sao Luis smelter no longer required due to the announced restart;
•	Charges of $2 and $11, respectively, for additional take or pay energy contract costs related to the curtailed Wenatchee (Washington) and Intalco (Washington) smelters;

•	Reversals of $22 (nine-month period only) due to lower costs for demolition and remediation related to previously established reserves (see Note P);
•	A net charge of $9 (nine-month period only) related to the settlement and curtailment of certain other postretirement benefits resulting from the sale of the Warrick Rolling Mill (see Note K);
•	Net charges of $2 and $7, respectively, for several other insignificant items.

In July 2021, Alcoa made the decision to permanently close the previously curtailed anode facility in Lake Charles (Louisiana). The anode facility within the Lake Charles site has been fully curtailed since 2015. The Company recorded restructuring and other charges of $27 in the third quarter of 2021, comprised of asset impairments of $22 and cash-based charges for closure and asset retirement obligations (AROs) of $5. The closure was completed in September 2022. The decision to permanently close the facility was made as part of the Company’s on-going portfolio review. The Company’s petroleum coke calciner located at the same site in Lake Charles remains in operation, unaffected by the closure of the anode facility.

Alcoa Corporation does not include Restructuring and other charges, net in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

	Third quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Bauxite	$—	$—	$58	$—
Alumina	(3)	—	(86)	—
Aluminum	—	23	73	41
Segment total	(3)	23	45	41
Corporate	655	10	657	32
Total Restructuring and other charges, net	$652	$33	$702	$73

In December 2021, the Company announced the two-year curtailment of 228 kmt of smelting capacity at the San Ciprián (Spain) aluminum smelter as a result of an agreement reached with the workers at the site to suspend production due to exorbitant energy prices in Spain. As a result of the curtailment, a restructuring reserve of $62 was established at December 31, 2021 related to certain financial employee and contractual obligations during the curtailment period. In the third quarter and nine-month period of 2022, cash payments of $9 and $17, respectively, were made to reduce the reserve.

Activity and reserve balances for restructuring charges were as follows:

	Severance and employee termination costs	Other costs	Total
Balance at December 31, 2020	$6	$57	$63
Restructuring and other charges, net	1	80	81
Cash payments	(4)	(25)	(29)
Reversals and other	—	(22)	(22)
Balance at December 31, 2021	3	90	93
Restructuring and other charges, net	—	73	73
Cash payments	(1)	(27)	(28)
Reversals and other	—	(17)	(17)
Balance at September 30, 2022	$2	$119	$121

The activity and reserve balances include only Restructuring and other charges, net that impact the reserves for Severance and employee termination costs and Other costs. Restructuring and other charges, net that affected other accounts such as Investments (see Note H), AROs (see Note O), Environmental obligations (see Note P), and Other noncurrent assets (see Note Q) are excluded from the above activity and balances. Reversals and other includes reversals of previously recorded liabilities and foreign currency translation impacts.

The noncurrent portion of the reserve was $11 and $43 at September 30, 2022 and December 31, 2021, respectively.

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

The operating results of Alcoa Corporation’s reportable segments were as follows (differences between segment totals and consolidated amounts are in Corporate):

	Bauxite	Alumina	Aluminum	Total
Third quarter ended September 30, 2022
Sales:
Third-party sales	$59	$832	$1,976	$2,867
Intersegment sales	181	418	10	609
Total sales	$240	$1,250	$1,986	$3,476
Segment Adjusted EBITDA	$15	$69	$152	$236
Supplemental information:
Depreciation, depletion, and amortization	$31	$43	$70	$144
Equity loss	$—	$(18)	$(5)	$(23)
Third quarter ended September 30, 2021
Sales:
Third-party sales	$56	$756	$2,295	$3,107
Intersegment sales	172	349	8	529
Total sales	$228	$1,105	$2,303	$3,636
Segment Adjusted EBITDA	$23	$148	$613	$784
Supplemental information:
Depreciation, depletion, and amortization	$30	$47	$72	$149
Equity (loss) income	$—	$(1)	$38	$37

	Bauxite	Alumina	Aluminum	Total
Nine months ended September 30, 2022
Sales:
Third-party sales	$136	$2,764	$6,903	$9,803
Intersegment sales	516	1,325	25	1,866
Total sales	$652	$4,089	$6,928	$11,669
Segment Adjusted EBITDA	$58	$674	$1,461	$2,193
Supplemental information:
Depreciation, depletion, and amortization	$101	$142	$210	$453
Equity (loss) income	$—	$(22)	$74	$52
Nine months ended September 30, 2021
Sales:
Third-party sales	$153	$2,204	$6,444	$8,801
Intersegment sales	536	1,056	13	1,605
Total sales	$689	$3,260	$6,457	$10,406
Segment Adjusted EBITDA	$123	$499	$1,356	$1,978
Supplemental information:
Depreciation, depletion, and amortization	$119	$143	$218	$480
Equity (loss) income	$—	$(7)	$79	$72

The following table reconciles total Segment Adjusted EBITDA to Consolidated net (loss) income attributable to Alcoa Corporation:

	Third quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Total Segment Adjusted EBITDA	$236	$784	$2,193	$1,978
Unallocated amounts:
Transformation(1)	(19)	(10)	(44)	(34)
Intersegment eliminations	17	(8)	139	20
Corporate expenses(2)	(27)	(30)	(91)	(84)
Provision for depreciation, depletion, and amortization	(149)	(156)	(470)	(499)
Restructuring and other charges, net (D)	(652)	(33)	(702)	(73)
Interest expense	(25)	(58)	(80)	(167)
Other (income) expense, net (Q)	(35)	18	185	147
Other(3)	(75)	(10)	(188)	(18)
Consolidated (loss) income before income taxes	(729)	497	942	1,270
Provision for income taxes	(40)	(127)	(484)	(331)
Net loss (income) attributable to noncontrolling interest	23	(33)	(186)	(118)
Consolidated net (loss) income attributable to Alcoa Corporation	$(746)	$337	$272	$821

(1)	Transformation includes, among other items, the Adjusted EBITDA of previously closed operations.
(2)

Corporate expenses are composed of general administrative and other expenses of operating the corporate headquarters and other global administrative facilities, as well as research and development expenses of the corporate technical center.

(3)	Other includes certain items that are not included in the Adjusted EBITDA of the reportable segments.

The following table details Alcoa Corporation’s Sales by product division:

	Third quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Primary aluminum	$1,990	$2,255	$7,033	$6,094
Alumina	821	752	2,735	2,196
Energy	74	117	155	205
Bauxite	52	52	107	138
Flat-rolled aluminum(1)	—	—	—	320
Other(2)	(86)	(67)	(242)	(141)
	$2,851	$3,109	$9,788	$8,812

(1)	Flat-rolled aluminum represented sales of the Warrick Rolling Mill through the sale of the facility on March 31, 2021 (see Note C).
(2)	Other includes realized gains and losses related to embedded derivative instruments designated as cash flow hedges of forward sales of aluminum.

F. Earnings Per Share – Basic (loss) earnings per share (EPS) amounts are computed by dividing earnings by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding.

The information used to compute basic and diluted EPS attributable to Alcoa Corporation common shareholders was as follows (shares in millions):

	Third quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net (loss) income attributable to Alcoa Corporation	$(746)	$337	$272	$821
Average shares outstanding – basic	179	187	182	187
Effect of dilutive securities:
Stock units	—	4	4	3
Average shares outstanding – diluted	179	191	186	190

In the third quarter of 2022, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive. Had Alcoa generated net income in the third quarter of 2022, three million common share equivalents related to three million outstanding stock units and stock options combined would have been included in diluted average shares outstanding for the period. Options to purchase thirty thousand shares of common stock outstanding at September 30, 2022 would have also been excluded had Alcoa generated net income because they had a weighted average exercise price of $53.30 per share which was greater than the average market price of Alcoa Corporation’s common stock.

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

G. Accumulated Other Comprehensive Loss

The following table details the activity of the three components that comprise Accumulated other comprehensive loss for both Alcoa Corporation’s shareholders and Noncontrolling interest:

	Alcoa Corporation		Noncontrolling interest
	Third quarter ended September 30,		Third quarter ended September 30,
	2022	2021	2022	2021
Pension and other postretirement benefits (K)
Balance at beginning of period	$(808)	$(2,152)	$(12)	$(63)
Other comprehensive income (loss):
Unrecognized net actuarial loss and prior service cost/benefit	17	26	8	14
Tax expense(2)	(7)	(9)	(3)	(4)
Total Other comprehensive income before reclassifications, net of tax	10	17	5	10
Amortization of net actuarial loss and prior service cost/benefit(1)	645	56	1	2
Tax benefit (expense)(2)	1	(1)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(6)	646	55	1	2
Total Other comprehensive income	656	72	6	12
Balance at end of period	$(152)	$(2,080)	$(6)	$(51)

Foreign currency translation
Balance at beginning of period	$(2,658)	$(2,357)	$(971)	$(853)
Other comprehensive loss	(173)	(202)	(81)	(78)
Balance at end of period	$(2,831)	$(2,559)	$(1,052)	$(931)

Cash flow hedges (L)
Balance at beginning of period	$(789)	$(1,178)	$1	$1
Other comprehensive income (loss):
Net change from periodic revaluations	110	(222)	—	(1)
Tax (expense) benefit(2)	(6)	38	—	1
Total Other comprehensive income (loss) before reclassifications, net of tax	104	(184)	—	—
Net amount reclassified to earnings:
Aluminum contracts(3)	35	82	—	—
Financial contracts(4)	—	(3)	—	(3)
Interest rate contracts(5)	2	3	—	—
Foreign exchange contracts(3)	—	—	—	—
Sub-total	37	82	—	(3)
Tax (expense) benefit(2)	(13)	(9)	—	1
Total amount reclassified from Accumulated other comprehensive loss, net of tax(6)	24	73	—	(2)
Total Other comprehensive income (loss)	128	(111)	—	(2)
Balance at end of period	$(661)	$(1,289)	$1	$(1)

Total Accumulated other comprehensive loss	$(3,644)	$(5,928)	$(1,057)	$(983)

	Alcoa Corporation		Noncontrolling interest
	Nine months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Pension and other postretirement benefits (K)
Balance at beginning of period	$(882)	$(2,536)	$(13)	$(67)
Other comprehensive income (loss):
Unrecognized net actuarial loss and prior service cost/benefit	40	259	9	16
Tax expense(2)	(12)	(7)	(3)	(4)
Total Other comprehensive income before reclassifications, net of tax	28	252	6	12
Amortization of net actuarial loss and prior service cost/benefit(1)	702	206	1	4
Tax expense(2)	—	(2)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(6)	702	204	1	4
Total Other comprehensive income	730	456	7	16
Balance at end of period	$(152)	$(2,080)	$(6)	$(51)

Foreign currency translation
Balance at beginning of period	$(2,614)	$(2,385)	$(937)	$(844)
Other comprehensive loss	(217)	(174)	(115)	(87)
Balance at end of period	$(2,831)	$(2,559)	$(1,052)	$(931)

Cash flow hedges (L)
Balance at beginning of period	$(1,096)	$(708)	$(1)	$(1)
Other comprehensive (loss) income:
Net change from periodic revaluations	231	(922)	2	(2)
Tax (expense) benefit(2)	(17)	169	—	1
Total Other comprehensive income (loss) before reclassifications, net of tax	214	(753)	2	(1)
Net amount reclassified to earnings:
Aluminum contracts(3)	277	195	—	—
Financial contracts(4)	—	2	—	1
Interest rate contracts(5)	6	7	—	—
Foreign exchange contracts(3)	(3)	(3)	—	—
Sub-total	280	201	—	1
Tax expense(2)	(59)	(29)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(6)	221	172	—	1
Total Other comprehensive income (loss)	435	(581)	2	—
Balance at end of period	$(661)	$(1,289)	$1	$(1)

Total Accumulated other comprehensive loss	$(3,644)	$(5,928)	$(1,057)	$(983)
(1)	These amounts were included in the computation of net periodic benefit cost for pension and other postretirement benefits (see Note K).
(2)	These amounts were reported in Provision for income taxes on the accompanying Statement of Consolidated Operations.
(3)	These amounts were primarily reported in Sales on the accompanying Statement of Consolidated Operations.
(4)	These amounts were reported in Cost of goods sold on the accompanying Statement of Consolidated Operations.
(5)	These amounts were reported in Other income, net of the accompanying Statement of Consolidated Operations.
(6)	A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings.

H. Investments – A summary of unaudited financial information for Alcoa Corporation’s equity investments is as follows (amounts represent 100% of investee financial information):

Third quarter ended September 30, 2022	Saudi Arabia Joint Venture	Mining	Energy	Other
Sales	$773	$167	$66	$121
Cost of goods sold	692	101	38	110
Net (loss) income	(94)	14	28	(19)
Equity in net (loss) income of affiliated companies, before reconciling adjustments	(24)	7	11	(9)
Other	(1)	—	(3)	1
Alcoa Corporation’s equity in net (loss) income of affiliated companies	(25)	7	8	(8)

Third quarter ended September 30, 2021
Sales	$776	$198	$73	$100
Cost of goods sold	479	145	51	90
Net income (loss)	152	11	22	(12)
Equity in net income (loss) of affiliated companies, before reconciling adjustments	38	6	8	(5)
Other	(3)	(1)	—	4
Alcoa Corporation’s equity in net income (loss) of affiliated companies	35	5	8	(1)

Nine months ended September 30, 2022
Sales	$2,686	$589	$193	$363
Cost of goods sold	2,020	370	91	332
Net income (loss)	217	95	80	(77)
Equity in net income (loss) of affiliated companies, before reconciling adjustments	54	33	32	(37)
Other	(5)	(2)	(4)	16
Alcoa Corporation’s equity in net income (loss) of affiliated companies	49	31	28	(21)

Nine months ended September 30, 2021
Sales	$2,199	$568	$188	$291
Cost of goods sold	1,490	414	108	261
Net income (loss)	299	31	74	(18)
Equity in net income (loss) of affiliated companies, before reconciling adjustments	75	16	29	(8)
Other	(7)	(2)	—	15
Alcoa Corporation’s equity in net income of affiliated companies	68	14	29	7

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

The Company’s basis in the ELYSISTM Limited Partnership as of September 30, 2022 and 2021, included in Other in the table above, has been reduced to zero for its share of losses incurred to date. As a result, the Company has $69 in unrecognized losses as of September 30, 2022 that will be recognized upon additional contributions into the partnership.

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

I. Inventories

	September 30, 2022	December 31, 2021
Finished goods	$490	$529
Work-in-process	324	257
Bauxite and alumina	571	376
Purchased raw materials	843	619
Operating supplies	172	175
	$2,400	$1,956

The Finished goods, Work-in-process and Bauxite and alumina balances as of December 31, 2021 reported above reflect an adjustment related to a misclassification of an intercompany profit reserve previously presented in Work-in-process. This resulted in an increase in Work-in-process of $172 and reductions of $9 and $163 in Finished goods and Bauxite and alumina, respectively. This adjustment had no impact on the total Inventories balance as of December 31, 2021.

J. Debt

Credit Facilities

Revolving Credit Facility

On June 27, 2022, Alcoa Corporation and Alcoa Nederland Holding B.V. (ANHBV), a wholly owned subsidiary of Alcoa Corporation and the borrower, entered into an amendment and restatement agreement (the Third Amendment and Restatement) (as amended and restated, the Revolving Credit Facility) that provides additional flexibility to the Company and ANHBV by (i) extending the maturity date of the Revolving Credit Facility from November 2023 to June 2027, (ii) reducing the aggregate commitments under the facility from $1,500 to $1,250, (iii) releasing the collateral package that had previously secured the Revolving Credit Facility, which will continue so long as certain credit ratings are maintained, (iv) increasing the maximum leverage ratio from 2.75 to 1.00 to 3.25 to 1.00, which increases following material acquisitions for four consecutive fiscal quarters following an acquisition, (v) providing a debt to capitalization ratio not to exceed .60 to 1.00 to replace the maximum leverage ratio upon a ratings upgrade to investment grade by Moody’s Investor Service (Moody’s) or Standard and Poor’s Global Ratings (S&P), and (vi) providing flexibility for dividends and other restricted payments, to make investments, and to incur additional indebtedness. The Revolving Credit Facility implements a sustainability adjustment to the applicable margin and commitment fee that may result in a positive or negative adjustment based on two of the Company’s existing sustainability metrics.

If Alcoa Corporation or ANHBV, as applicable, fails to have a rating of at least Ba1 from Moody’s and BB+ from S&P, then the Company would be required to execute all security documents to re-secure collateral under the Revolving Credit Facility.

On July 26, 2022, Moody’s upgraded the rating of ANHBV’s senior unsecured notes to Baa3 (investment grade) from Ba1 and set the current outlook to stable.

As of September 30, 2022, the Company was in compliance with all covenants. The Company may access the entire amount of commitments under the Revolving Credit Facility. There were no borrowings outstanding at September 30, 2022 and December 31, 2021, and no amounts were borrowed during the third quarter and nine-months ended 2022 and 2021 related to this facility.

K. Pension and Other Postretirement Benefits

The components of net periodic benefit cost were as follows:

	Third quarter ended September 30,		Nine months ended September 30,
Pension benefits	2022	2021	2022	2021
Service cost	$3	$6	$10	$16
Interest cost(1)	24	30	78	88
Expected return on plan assets(1)	(35)	(71)	(123)	(217)
Recognized net actuarial loss(1)	19	48	74	149
Settlements(2)	626	8	626	47
Net periodic benefit cost	$637	$21	$665	$83

	Third quarter ended September 30,		Nine months ended September 30,
Other postretirement benefits	2022	2021	2022	2021
Service cost	$1	—	$3	$3
Interest cost(1)	4	4	12	12
Recognized net actuarial loss(1)	5	5	14	16
Amortization of prior service benefit(1)	(4)	(3)	(11)	(11)
Settlements(2)	—	—	—	26
Curtailments(2)	—	—	—	(17)
Net periodic benefit cost	$6	$6	$18	$29
(1)	These amounts were reported in Other expense (income), net on the accompanying Statement of Consolidated Operations (see Note Q).
(2)	These amounts were reported in Restructuring and other charges, net on the accompanying Statements of Consolidated Operations (see Note D) and Cash Flows.

Plan Actions. In 2022, management initiated the following actions to certain pension plans:

Action #1 – In the third quarter of 2022, settlement accounting and related plan remeasurements were triggered within Alcoa’s U.S. pension plans as a result of the Company’s purchase of group annuity contracts to transfer the obligation to pay the remaining retirement benefits of approximately 4,400 retirees and beneficiaries from its U.S. defined benefit pension plans. The transfer of approximately $1,000 in both plan obligations and plan assets was completed on August 11, 2022. As a result, Alcoa recorded a $5 increase to Accrued pension benefits and a $27 increase to Other noncurrent assets and recognized a non-cash settlement loss of $617 (pre- and after-tax) in Restructuring and other charges, net on the Statement of Consolidated Operations.

Action #2 – In the third quarter of 2022, settlement accounting and related plan remeasurements were triggered within Alcoa’s U.S. pension plans as a result of participants electing lump sum payments. Alcoa recognized a non-cash settlement loss of $11 (pre- and after-tax) in Restructuring and other charges, net on the Statement of Consolidated Operations.

Action #3 – In the third quarter of 2022, settlement accounting and a related plan remeasurement was triggered within Alcoa’s U.S. salaried pension plan as a result of participants electing lump sum payments. Alcoa recorded a $23 increase to Accrued pension benefits and a $12 decrease to Other noncurrent assets and recognized a non-cash settlement loss of $1 (pre- and after-tax) in Restructuring and other charges, net on the Statement of Consolidated Operations.

Action #4 – In the third quarter of 2022, settlement accounting and a related plan remeasurement was triggered within Alcoa’s Australian pension plan as a result of participants electing lump sum payments. Alcoa recorded a $21 increase to Other noncurrent assets and recognized a non-cash settlement gain of $3 (pre- and after-tax) in Restructuring and other charges, net on the Statement of Consolidated Operations.

The following table presents certain information and the financial impacts of these actions on the accompanying Consolidated Financial Statements:

Action #	Number of affected plan participants	Weighted average discount rate as of prior plan remeasurement date	Plan remeasurement date	Weighted average discount rate as of plan remeasurement date	Increase to accrued pension benefits liability	Increase (decrease) to other noncurrent assets	Settlement loss (gain)(1)
1	~4,400	2.90%	July 31, 2022	4.63%	$5	$27	$617
2	~45	2.90%	July 31, 2022	4.63%	$—	$—	$11
3	~5	4.57%	September 30, 2022	5.71%	$23	$(12)	$1
4	~25	2.46%	September 30, 2022	4.99%	$—	$21	$(3)
(1)

These amounts represent the net actuarial loss (gain) and were reclassified from Accumulated other comprehensive loss to Restructuring and other charges, net (see Note D) on the accompanying Statement of Consolidated Operations.

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

In the first, second and third quarters of 2022, management made such elections related to the Company’s U.S. plans and intends to do so for the remainder of 2022. As a result, Alcoa’s minimum required contribution to defined benefit pension plans in 2022 is estimated to be approximately $15, of which approximately $3 was contributed to non-U.S. plans during the third quarter of 2022. In the nine-month period of 2022, $12 was contributed to non-U.S. plans.

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

Alcoa Corporation’s aluminum, energy, and foreign exchange contracts are predominantly classified as Level 1 under the fair value hierarchy. All of the Level 1 contracts are designated as either fair value or cash flow hedging instruments (except as described below). Alcoa Corporation also has several derivative instruments classified as Level 3 under the fair value hierarchy, which are either designated as cash flow hedges or undesignated. Alcoa includes the changes in its equity method investee’s Level 2 derivatives in Accumulated other comprehensive loss in the accompanying Consolidated Balance Sheet.

The following tables present the detail for Level 1 and 3 derivatives (see additional Level 3 information in further tables below):

	September 30, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
Level 1 derivative instruments	$164	$35	$19	$29
Level 3 derivative instruments	63	944	2	1,293
Total	$227	$979	$21	$1,322
Less: Current	207	167	14	274
Noncurrent	$20	$812	$7	$1,048

	2022		2021
Third quarter ended September 30,	Unrealized gain recognized in Other comprehensive loss	Realized (loss) gain reclassed from Other comprehensive loss to earnings	Unrealized (loss) gain recognized in Other comprehensive loss	Realized loss reclassed from Other comprehensive loss to earnings
Level 1 derivative instruments	$59	$32	$(9)	$(4)
Level 3 derivative instruments	49	(67)	(214)	(73)
Noncontrolling and equity interest (Level 2)	2	(2)	1	(5)
Total	$110	$(37)	$(222)	$(82)

For the quarter ended September 30, 2022, the realized gain of $32 on Level 1 cash flow hedges was comprised of a $34 gain recognized in Sales and a $2 loss recognized in Cost of goods sold. For the quarter ended September 30, 2021, the realized loss of $4 on Level 1 cash flow hedges was recognized in Sales.

	2022		2021
Nine months ended September 30,	Unrealized gain recognized in Other comprehensive loss	Realized (loss) gain reclassed from Other comprehensive loss to earnings	Unrealized (loss) gain recognized in Other comprehensive loss	Realized loss reclassed from Other comprehensive loss to earnings
Level 1 derivative instruments	$158	$12	$(17)	$(7)
Level 3 derivative instruments	62	(286)	(908)	(188)
Noncontrolling and equity interest (Level 2)	11	(6)	3	(6)
Total	$231	$(280)	$(922)	$(201)

For the nine months ended September 30, 2022, the realized gain of $12 on Level 1 cash flow hedges was comprised of a $16 gain recognized in Sales and a $4 loss recognized in Cost of goods sold. For the nine months ended September 30, 2021, the realized loss of $7 on Level 1 cash flow hedges was comprised of a $6 loss recognized in Sales and a $1 loss recognized in Cost of goods sold.

The following table presents the outstanding quantities of derivative instruments classified as Level 1:

	Classification	September 30, 2022	September 30, 2021
Aluminum (in kmt)	Commodity buy forwards	178	221
Aluminum (in kmt)	Commodity sell forwards	398	263
Foreign currency (in millions of euro)	Foreign exchange buy forwards	67	103
Foreign currency (in millions of Norwegian krone)	Foreign exchange buy forwards	87	—
Foreign currency (in millions of Brazilian real)	Foreign exchange buy forwards	1,216	836
Foreign currency (in millions of Brazilian real)	Foreign exchange sell forwards	17	—

Alcoa routinely uses Level 1 aluminum derivative instruments to manage exposures to changes in the fair value of firm customer commitments for the purchases or sales of aluminum. Additionally, Alcoa uses Level 1 aluminum derivative instruments to manage exposures to changes in the LME associated with the Alumar (Brazil) restart (April 2022 through December 2023) and the San Ciprián (Spain) strike (expires October 2022). As a result of a delay with the Alumar restart, in which the majority of the capacity (approximately 75%) is expected to be operational by the end of the first quarter of 2023, it became probable that certain of the original forecasted transactions would not occur by the end of the originally specified time period and Alcoa dedesignated certain aluminum sell forwards. The Company reclassified the related unrealized gain of $18 included in Accumulated other comprehensive loss to Sales during the quarter ended September 30, 2022. In conjunction with the dedesignation, the Company entered into aluminum buy forwards for the same volume and periods which were also not designated. The unrealized and realized gains and losses on the aluminum buy and sell forwards that are not designated will offset resulting in no impact to Alcoa’s earnings.

Alcoa Corporation uses Level 1 foreign exchange forward contracts to mitigate the risk of foreign exchange exposure related to euro power purchases in Norway (expires December 2026), krone capital expenditures in Norway (expires June 2025), and U.S. dollar alumina sales in Brazil (expires December 2024).

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

Additional Level 3 Disclosures

The following table presents quantitative information related to the significant unobservable inputs described above for Level 3 derivative instruments (megawatt hours in MWh):

	September 30, 2022	Unobservable Input	Unobservable Input Range
Asset Derivatives
Financial contract	$61	Interrelationship of	Electricity (per MWh)	2022: $88.79
(undesignated)		forward energy price, LME		2023: $94.90
		forward price and the	LME (per mt)	2022: $2,164
		Consumer Price Index		2023: $2,184
Power contract	2	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2022: $2,164 2022: $2,161
			Midwest premium (per pound)	2022: $0.2320 2022: $0.2220
			Electricity	Rate of 2 million MWh per year
Total Asset Derivatives	$63
Liability Derivatives
Power contract	$213	MWh of energy needed	LME (per mt)	2022: $2,164
		to produce the forecasted		2027: $2,716
		mt of aluminum	Electricity	Rate of 4 million MWh per year
Power contracts	731	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2022: $2,164 2029: $2,813 2036: $3,109
			Midwest premium (per pound)	2022: $0.2320 2029: $0.2020 2036: $0.2020
			Electricity	Rate of 18 million MWh per year
Total Liability Derivatives	$944

The fair values of Level 3 derivative instruments recorded in the accompanying Consolidated Balance Sheet were as follows:

Asset Derivatives	September 30, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Current—power contracts	$2	$—
Total derivatives designated as hedging instruments	$2	$—
Derivatives not designated as hedging instruments:
Current—financial contract	$61	$2
Total derivatives not designated as hedging instruments	$61	$2
Total Asset Derivatives	$63	$2
Liability Derivatives
Derivatives designated as hedging instruments:
Current—power contracts	$148	$262
Noncurrent—power contracts	796	1,028
Total derivatives designated as hedging instruments	$944	$1,290
Derivatives not designated as hedging instruments:
Current—embedded credit derivative	$—	$1
Noncurrent—embedded credit derivative	—	2
Total derivatives not designated as hedging instruments	$—	$3
Total Liability Derivatives	$944	$1,293

Assuming market rates remain constant with the rates at September 30, 2022, a realized loss of $148 related to power contracts is expected to be recognized in Sales over the next 12 months.

At September 30, 2022 and December 31, 2021, the power contracts with embedded derivatives designated as cash flow hedges hedge forecasted aluminum sales of 1,740 kmt and 1,905 kmt, respectively.

The following tables present the reconciliation of activity for Level 3 derivative instruments:

	Assets		Liabilities
Third quarter ended September 30, 2022	Power contracts	Financial contract	Power contracts	Embedded credit derivative
July 1, 2022	$—	$118	$1,058	$1
Total gains or losses included in:
Sales (realized)	(3)	—	(70)	—
Other income, net (unrealized)	—	7	—	(1)
Other comprehensive loss (unrealized)	5	—	(44)	—
Settlements and other	—	(64)	—	—
September 30, 2022	$2	$61	$944	$—
Change in unrealized gains or losses included in earnings for derivative instruments held at September 30, 2022:
Other income, net	$—	$7	$—	$(1)

	Assets		Liabilities
Nine months ended September 30, 2022	Power contracts	Financial contract	Power contracts	Embedded credit derivative
January 1, 2022	$—	$2	$1,290	$3
Total gains or losses included in:
Sales (realized)	(3)	—	(289)	—
Other income, net (unrealized)	—	196	—	(3)
Other comprehensive loss (unrealized)	5	—	(57)	—
Settlements and other	—	(137)	—	—
September 30, 2022	$2	$61	$944	$—
Change in unrealized gains or losses included in earnings for derivative instruments held at September 30, 2022:
Other income, net	$—	$196	$—	$(3)

There were no purchases, sales, or settlements of Level 3 derivative instruments in the periods presented.

Other Financial Instruments

The carrying values and fair values of Alcoa Corporation’s other financial instruments were as follows:

	September 30, 2022		December 31, 2021
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$1,432	$1,432	$1,814	$1,814
Restricted cash	109	109	110	110
Short-term borrowings	75	75	75	75
Long-term debt due within one year	1	1	1	1
Long-term debt, less amount due within one year	1,725	1,598	1,726	1,865

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

M. Income Taxes – Alcoa Corporation’s estimated annualized effective tax rate (AETR) for 2022 as of September 30, 2022 differs from the U.S. federal statutory rate of 21% primarily due to foreign jurisdictions with higher statutory tax rates and from losses in certain jurisdictions that provide no tax benefit due to full valuation allowances being recorded.

	Nine months ended September 30,
	2022	2021
Income before income taxes	$942	$1,270
Estimated annualized effective tax rate	54.0%	26.7%
Income tax expense	$509	$339
Favorable tax impact related to losses in jurisdictions with no tax benefit	(27)	(7)
Discrete tax expense (benefit)	2	(1)
Provision for income taxes	$484	$331

The Company’s subsidiaries in Iceland have a full valuation allowance recorded against deferred tax assets, which was established in 2015 and 2017, as the Company believed it was more likely than not that these tax benefits would not be realized. Strong market conditions in the first half of 2022 prompted management to reevaluate the realizability of the deferred tax asset and assess the possibility of a reversal of the valuation allowance. However, after weighing all available positive and negative evidence as of September 30, 2022, management’s position continues to be that it is more likely than not that Alcoa Corporation would not realize the benefit of these deferred tax assets and continues to have a full valuation allowance recorded against Iceland deferred tax assets.

Iceland’s net deferred tax assets, excluding the valuation allowance, were $106 as of September 30, 2022.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which includes a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases after December 31, 2022, and several tax incentives to promote clean energy. Based on the Company’s current analysis of the provisions, the Company does not believe this legislation will have a material impact on the Company’s Consolidated Financial Statements.

N. Leasing

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

Lease expense and operating cash flows include:

	Third quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Fixed lease cost	$16	$16	$39	$54
Variable lease cost	3	4	13	9
Short-term lease cost	—	1	1	2

The weighted average lease term and weighted average discount rate as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
Weighted average lease term for operating leases (years)	5.1	4.9
Weighted average discount rate for operating leases	5.3%	5.2%

The following represents the aggregate right-of use assets and related lease obligations recognized in the Consolidated Balance Sheet at:

	September 30, 2022	December 31, 2021
Properties, plants and equipment, net	$85	$97
Other current liabilities	$30	$35
Other noncurrent liabilities and deferred credits	55	64
Total operating lease liabilities	$85	$99

New leases of $9 and $18 were added during the third quarter and nine-month period of 2022, respectively.

The future cash flows related to the operating lease obligations as of September 30, 2022 were as follows:

2022 (excluding the nine months ended September 30, 2022)	$10
2023	31
2024	19
2025	13
2026	10
Thereafter	22
Total lease payments (undiscounted)	105
Less: discount to net present value	(20)
Total	$85

O. Asset Retirement Obligations

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

The Company recorded a liability of $15 in the third quarter of 2022 related to the closure of the previously curtailed magnesium smelter in Addy (Washington). The facility has been fully curtailed since 2001. The additional accrual was recorded in Restructuring and other charges, net on the Statement of Consolidated Operations.

The Company recorded a liability of $47 in the second quarter of 2022 when an initial estimate became available for improvements required on both operating and closed bauxite residue areas at the Poços de Caldas (Brazil) refinery to comply with updated impoundment regulations in the region. The additional accruals were recorded with a charge to Cost of goods sold of $39 and a corresponding capitalized asset retirement cost of $8 in the second quarter of 2022. In the third quarter of 2022, the Company updated its initial estimate and recorded an additional liability of $9. The additional accruals were recorded with a charge to Cost of goods sold of $8 and a corresponding capitalized asset retirement cost of $1.

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

Alcoa Corporation’s environmental remediation reserve balance reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. The following table details the changes in the carrying value of recorded environmental remediation reserves:

Balance at December 31, 2020	$322
Liabilities incurred	21
Cash payments	(23)
Reversals of previously recorded liabilities	(17)
Foreign currency translation and other	6
Balance at December 31, 2021	309
Liabilities incurred	23
Cash payments	(17)
Reversals of previously recorded liabilities	(3)
Foreign currency translation and other	(2)
Balance at September 30, 2022	$310

At September 30, 2022 and December 31, 2021, the current portion of Alcoa Corporation’s environmental remediation reserve balance was $48 and $44, respectively.

During the third quarter and nine-month period of 2022, the Company incurred liabilities of $18 and $23, respectively, primarily related to $14 (both periods) for the closure of the previously curtailed magnesium smelter in Addy (Washington), which was recorded in Restructuring and other charges, net, $5 (nine-month period only) related to a new phase of work at the former East St. Louis site and $4 (both periods) for environmental activities at various sites, which were recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. Payments related to remediation expenses applied against the reserve were $7 and $17 in the third quarter and nine-month period of 2022, respectively. These amounts include mandated expenditures as well as those not required by any regulatory authority or third party. Further, the Company recorded a reversal of a reserve of $3 during the nine-month period of 2022, due to the determination that certain remaining site remediation is no longer required.

During the nine-month period of 2021, the Company incurred liabilities of $8 primarily related to environmental activities at the Point Comfort site in Texas, closure of the anode plant at the Lake Charles site in Louisiana, and wetlands mitigation at the Longview site in Washington, as well as other increases for ongoing monitoring and maintenance at various sites. These charges are primarily recorded in Restructuring and other charges, net and Cost of goods sold on the accompanying Statement of Consolidated Operations. These amounts include mandated expenditures as well as those not required by any regulatory authority or third party. Further, the Company recorded reversals of reserves of $17 during the nine-month period of 2021, related to:

•	$5 (nine-month period only) due to lower costs for waste treatment at a previously closed Suriname site;
•	$5 (nine-month period only) due to lower costs for site remediation related to a previously closed site in Brazil; and
•	$7 (nine-month period only) due to the determination that previously estimated site remediation is not required at the previously closed Tennessee site.

The estimated timing of cash outflows on the environmental remediation reserve at September 30, 2022 is as follows:

2022 (excluding the nine months ended September 30, 2022)	$12
2023 – 2027	220
Thereafter	78
Total	$310

Reserve balances at September 30, 2022 and December 31, 2021, associated with significant sites with active remediation underway or for future remediation, were $267 and $247, respectively. In management’s judgment, the Company’s reserves are sufficient to satisfy the provisions of the respective action plans. Upon changes in facts or circumstances, a change to the reserve may be required. The Company’s significant sites include:

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

Addy, Washington—The reserve associated with the 2022 closure of the Addy magnesium smelter facility is for site-wide remediation and investigation and post-closure monitoring and maintenance.  Remediation work is not expected to begin until 2023 and will take three to five years to complete.  The final remediation plan is currently being developed, which may result in a change to the existing reserve.

Other Sites—The Company is in the process of decommissioning various other plants and remediating sites in several countries for potential redevelopment or to return the land to a natural state. In aggregate, there are approximately 35 remediation projects at these other sites that are planned or underway. These activities will be completed at various times in the future with the latest expected to be in 2026, after which ongoing monitoring and other activities may be required. At September 30, 2022 and December 31, 2021, the reserve balance associated with these activities was $43 and $63, respectively.

Tax

Brazil (AWAB)—In March 2013, AWAB was notified by the Brazilian Federal Revenue Office (RFB) that approximately $110 (R$220) of value added tax credits previously claimed were being disallowed and a penalty of 50% was assessed. Of this amount, AWAB received $41 (R$82) in cash in May 2012. The value added tax credits were claimed by AWAB for both fixed assets and export sales related to the Juruti bauxite mine and São Luís refinery expansion for tax years 2009 through 2011. The RFB has disallowed credits they allege belong to the consortium in which AWAB owns an interest and should not have been claimed by AWAB. Credits have also been disallowed as a result of challenges to apportionment methods used, questions about the use of the credits, and an alleged lack of documented proof. AWAB presented defense of its claim to the RFB on April 8, 2013. In February 2022, the RFB notified AWAB that it had inspected the value added tax credits claimed for 2012 and disallowed $4 (R$19). In its decision, the RFB allowed credits of $14 (R$65) that were similar to those previously disallowed for 2009 through 2011. In July 2022, the RFB notified AWAB that it had inspected the value added tax credits claimed for 2013 and disallowed $13 (R$70). In its decision, the RFB allowed credits of $16 (R$84) that were similar to those previously disallowed for 2009 through 2011. The decisions on the 2012 and 2013 credits provide positive evidence to support management’s opinion that there is no basis for these credits to be disallowed. AWAB received the 2012 allowed credits with interest of $9 (R$44) in March 2022 and the 2013 allowed credits with interest of $6 (R$31) in August 2022. AWAB will continue to dispute the credits that were disallowed for 2012 and 2013. If AWAB is successful in this administrative process, the RFB would have no further recourse. If unsuccessful in this process, AWAB has the option to litigate at a judicial level. Separately from AWAB’s administrative appeal, in June 2015, a new tax law was enacted repealing the provisions in the tax code that were the basis for the RFB assessing a 50% penalty in this matter. As such, the estimated range of reasonably possible loss for these matters is $0 to $44 (R$239). It is management’s opinion that the allegations have no basis; however, at this time, the Company is unable to reasonably predict an outcome for this matter.

Australia (AofA)—In December 2019, AofA received a statement of audit position (SOAP) from the Australian Taxation Office (ATO) related to the pricing of certain historic third-party alumina sales. The SOAP proposed adjustments that would result in additional income tax payable by AofA. During 2020, the SOAP was the subject of an independent review process within the ATO. At the conclusion of this process, the ATO determined to continue with the proposed adjustments and issued Notices of Assessment (the Notices) that were received by AofA on July 7, 2020. The Notices asserted claims for income tax payable by AofA of approximately $139 (A$214). The Notices also included claims for compounded interest on the tax amount totaling approximately $460 (A$707).

On September 17, 2020, the ATO issued a position paper with its preliminary view on the imposition of administrative penalties related to the tax assessment issued to AofA. This paper proposed penalties of approximately $83 (A$128).

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

On April 29, 2022, AofA filed proceedings in the Australian Administrative Appeals Tribunal (AAT) against the ATO to contest the Notices, a process which could last several years. The AAT held the first directions hearing on July 25, 2022 ordering AofA to file its evidence and related materials by November 4, 2022, ATO to file its materials by April 14, 2023 and AofA to file reply materials by May 26, 2023. The Company maintains that the sales subject to the ATO’s review, which were ultimately sold to Aluminium Bahrain B.S.C., were the result of arm’s length transactions by AofA over two decades and were made at arm’s length prices consistent with the prices paid by other third-party alumina customers.

In accordance with the ATO’s dispute resolution practices, AofA paid 50% of the assessed income tax amount exclusive of interest and any penalties, or approximately $74 (A$107), during the third quarter 2020, and the ATO is not expected to seek further payment prior to final resolution of the matter. If AofA is ultimately successful, any amounts paid to the ATO as part of the 50% payment would be refunded. AofA funded the payment with cash on hand and recorded the payment within Other noncurrent assets as a noncurrent prepaid tax asset; the related September 30, 2022 balance is $69 (A$107).

Further interest on the unpaid tax will continue to accrue during the dispute. The initial interest assessment and the additional interest accrued are deductible against taxable income by AofA but would be taxable as income in the year the dispute is resolved if AofA is ultimately successful. AofA applied this deduction beginning in the third quarter of 2020 which reduced cash tax payments by approximately $169 (A$219) in 2020, $14 (A$19) in 2021, and $10 (A$16) in the nine-month period of 2022. This amount has been reflected within Other noncurrent liabilities and deferred credits as a noncurrent accrued tax liability; the related September 30, 2022 balance is $165 (A$254).

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

On June 15, 2021, the Spanish National Court ruled that the collective dismissal agreement for the divested Avilés and La Coruña aluminum facilities should be applied to the situation of the claimant workers, and that Alcoa should be liable for the severance of those employees to the extent they were affected by the 2019 collective dismissal process. Alcoa appealed this ruling to the Supreme Court of Spain.

In July 2021, the Spanish National Court appointed a judicial director to oversee the facilities and later declared the facilities insolvent.  In early 2022, the insolvency administrators appointed by the courts (one for each facility) announced their intention to collectively dismiss all employees at the two facilities.

In the first quarter of 2022, the Company recorded a charge of $77 in Restructuring and other charges, net to reflect its estimate for the agreement reached with the workers of the divested Avilés and La Coruña facilities (Spain) to settle various legal disputes related to the 2019 divestiture.

In April 2022, the Company received unanimous acceptance of the offer from all active workers of the divested Avilés and La Coruña facilities and a Global Settlement Agreement (GSA) was fully executed. The Company recorded a charge of $2 in Restructuring and other charges, net in the quarter ended June 30, 2022 to reflect an update to its estimated liability for the GSA. The Company expects to make cash payments in the fourth quarter of 2022 upon completion of certain administrative and judicial approvals.

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

Q. Other Financial Information

Other Expense (Income), Net

	Third quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Equity loss (income)	$36	$(30)	$(17)	$(61)
Foreign currency loss (gain), net	9	(4)	17	2
Net loss (gain) from asset sales	2	(8)	7	(132)
Net (gain) loss on mark-to-market derivative instruments	(8)	9	(199)	2
Non-service costs – Pension & OPEB	13	13	44	37
Other	(17)	2	(37)	5
	$35	$(18)	$(185)	$(147)

Net loss (gain) from asset sales for the nine months ended September 30, 2021 included a net gain of $120 related to the sales of the former Eastalco site and the Warrick Rolling Mill (see Note C).

Other Noncurrent Assets

	September 30, 2022	December 31, 2021
Gas supply prepayment	$310	$377
Prepaid gas transmission contract	275	304
Value added tax credits	290	215
Deferred mining costs, net	147	149
Prepaid pension benefit	205	164
Goodwill	144	144
Noncurrent restricted cash	54	106
Noncurrent prepaid tax asset	69	78
Intangibles, net	30	35
Other	97	92
	$1,621	$1,664

Value added tax credits— In the fourth quarter of 2018, after an assessment of the future realizability of Brazil state VAT credits recorded, the Company established an allowance on the accumulated state VAT credit balances and stopped recording any future credit benefits. With the restart of the Alumar smelter in São Luís, Brazil and its first metal sales in June 2022, the Company now has the ability to monetize these credits.  In June 2022, the Company reversed the allowance with a credit of $83 to Restructuring and other charges, net and reversed the subsequent additions to the valuation allowance with a credit of $46 to Cost of goods sold (same accounts as when incurred).

Cash and Cash Equivalents and Restricted Cash

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$1,432	$1,814
Current restricted cash	55	4
Noncurrent restricted cash	54	106
	$1,541	$1,924

Current restricted cash amounts are reported in Prepaid expenses and other current assets on the accompanying Consolidated Balance Sheet. Noncurrent restricted cash amounts are reported in Other noncurrent assets on the accompanying Consolidated Balance Sheet.

R. Subsequent Events

On October 19, 2022, the Board of Directors declared a quarterly cash dividend of $0.10 per share of the Company’s common stock, to be paid on November 18, 2022 to stockholders of record as of the close of business on November 1, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per-share amounts, average realized prices, and average cost amounts; dry metric tons in millions (mdmt); metric tons in thousands (kmt))

Business Update

The aluminum industry is an energy-intensive business, and the energy crisis in Europe, caused by the ongoing conflict between Russia and Ukraine has created challenges for the global aluminum industry. While the Company has overall limited exposure to spot energy costs, two of our operating locations in Europe, the Lista smelter in southern Norway and the San Ciprián refinery in Spain, experienced significant losses in the third quarter of 2022 primarily due to the volatility in the European energy market.

In the third quarter of 2022, the Company acted to curtail a portion of production at both the Lista smelter and the San Ciprián refinery.

On August 30, 2022, the Company announced the curtailment of one-third of its production capacity (31 kmt) at the Lista (Norway) smelter. The site’s exposure to spot energy pricing during the third quarter of 2022 caused significant cost increases. A fixed price power agreement, covering the period from October 1, 2022 through December 31, 2023, is now in place to eliminate this spot exposure. The Company is continuing to review operating levels with changes in market conditions.

Production at the San Ciprián refinery was reduced to approximately 50 percent of the 1.6 million metric tons of annual capacity in an attempt to mitigate the financial impact of high natural gas costs. Despite the curtailment, the ongoing high volatility in European energy markets makes estimates of future results for the San Ciprián refinery difficult to predict. As such, the Company is actively reviewing the location’s operating levels, commercial options, and other forms of support.

In March 2022, in response to the conflict between Russia and Ukraine, Alcoa announced that it would cease the purchase of raw materials from, or the selling of products to, Russian businesses. The Company identified alternate sources for securing the limited number of materials that would have been purchased from Russian suppliers without any supply interruption or material financial impact on the Company.

While the current economic environment is challenging, the Company believes its cash balance and low debt levels position it well to compete in the current commodity cycle and drive improvements on items within the Company’s direct control. For instance, the Company continues to progress the full restart at the Alumar smelter in Brazil and the restart of some modest capacity at the Portland Aluminium joint venture in Australia. Those sites have competitive, multi-year energy agreements; with fully renewable power sources for Alumar.

The Company also remains focused on the future as energy scarcity and decarbonization goals are expected to positively influence the aluminum industry’s fundamentals. Continued investment in the Company’s robust technology roadmap of break-through research and development projects, which have the potential to decarbonize the aluminum industry and differentiate Alcoa, are expected in the future.

Capital Returns

On July 20, 2022, Alcoa Corporation’s Board of Directors approved an additional common stock repurchase program under which the Company may purchase shares of its outstanding common stock up to an aggregate transactional value of $500, depending on the Company’s continuing analysis of market, financial, and other factors. The prior authorization had $150 remaining for share repurchases at the end of the second quarter of 2022. The share repurchase programs may be suspended or discontinued at any time and do not have predetermined expiration dates. In the third quarter of 2022, the Company repurchased 3 million shares for $150 under its common stock repurchase program; these shares were immediately retired. As the average repurchase price of $50.14 was less than the share price implicit in additional paid in capital, the equity impact of $150 was allocated to additional paid in capital. Refer to Liquidity and Capital, for more information.

Also, in the third quarter of 2022, the Company paid a quarterly cash dividend of $0.10 per share of the Company’s common stock in August 2022, totaling $18.

Strengthening the Balance Sheet

In the third quarter of 2022, the Company purchased group annuity contracts to transfer the obligation to pay remaining retirement benefits for approximately 4,400 retirees and beneficiaries from its U.S. defined benefit pension plans. The transfer of approximately $1,000 in both plan obligations and plan assets was completed on August 11, 2022. As a result, Alcoa recognized a non-cash settlement loss of $617 (pre- and after-tax) in Restructuring and other charges, net on the Statement of Consolidated Operations in the

third quarter of 2022. See Part I Item I of this Form 10-Q in Note K to the Consolidated Financial Statements for additional information.

On June 27, 2022, the Company successfully amended and restated its Revolving Credit Facility, which includes terms that provide improved flexibility to execute on Alcoa’s long-term strategies. Among other improvements, the Revolving Credit Facility provides a debt to capitalization ratio not to exceed .60 to 1.00 to replace the maximum leverage ratio upon a ratings upgrade to investment grade by Moody’s or S&P. On July 26, 2022, Moody’s upgraded the rating of ANHBV’s senior unsecured notes to Baa3 (investment grade) from Ba1 and set the current outlook to stable. Refer to Liquidity and Capital, for more information.

Other Matters

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which includes a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases after December 31, 2022 and several tax incentives to promote clean energy. Based on the Company’s current analysis of the provisions, the Company does not believe this legislation will have a material impact on the Company’s Consolidated Financial Statements.

In July 2022, Alcoa made the decision to permanently close the previously curtailed magnesium smelter in Addy (Washington). The facility has been fully curtailed since 2001. The Company recorded a charge of $29 to establish reserves for environmental and demolition obligations in Restructuring and other charges, net on the Statement of Consolidated Operations in the third quarter of 2022. Associated cash outlays are expected to be paid over the next three to five years.

On July 1, 2022, Alcoa curtailed one of the three operating smelting potlines (54 kmt) at its Warrick Operations site due to operational challenges stemming from labor shortages in the region.

In the first quarter of 2022, the Company recorded a restructuring charge of $77 to reflect its estimate for the agreement reached with the workers of the divested Avilés and La Coruña facilities (Spain) to settle various legal disputes related to the 2019 divestiture. The agreement was made to avoid prolonged legal proceedings over the following years; it does not represent an acknowledgement of wrongdoing or a belief that the Company would not succeed in the legal process. In April 2022, the Company received unanimous acceptance of the agreement from all active workers of the divested Avilés and La Coruña facilities and a GSA was fully executed. The Company recorded a charge of $2 in Restructuring and other charges, net in the quarter ended June 30, 2022 to reflect an update to its estimated liability for the GSA. The Company expects to make cash payments in the fourth quarter of 2022 upon completion of certain administrative and judicial approvals.

On December 29, 2021, the Company and workers’ representatives of the San Ciprián (Spain) aluminum and alumina facilities reached an agreement to temporarily curtail the smelter’s 228 kmt of annual capacity due to exorbitant energy prices in Spain, and to resume normal operations at the refinery. The smelter curtailment was safely completed in January 2022, while the casthouse continues to operate.

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

Selected Financial Data:

	Quarter ended		Nine months ended
	Sequential		Year-to-date
Statement of Operations	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Sales	$2,851	$3,644	$9,788	$8,812
Cost of goods sold (exclusive of expenses below)	2,668	2,767	7,616	6,770
Selling, general administrative, and other expenses	44	52	140	159
Research and development expenses	7	7	23	21
Provision for depreciation, depletion, and amortization	149	161	470	499
Restructuring and other charges, net	652	(75)	702	73
Interest expense	25	30	80	167
Other expense (income), net	35	(206)	(185)	(147)
Total costs and expenses	3,580	2,736	8,846	7,542
(Loss) income before income taxes	(729)	908	942	1,270
Provision for income taxes	40	234	484	331
Net (loss) income	(769)	674	458	939
Less: Net (loss) income attributable to noncontrolling interest	(23)	125	186	118
Net (loss) income attributable to Alcoa Corporation	$(746)	$549	$272	$821

	Quarter ended		Nine months ended
Selected Financial Metrics	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Diluted (loss) income per share attributable to Alcoa Corporation common shareholders	$(4.17)	$2.95	$1.47	$4.32
Third-party shipments of alumina (kmt)	2,244	2,438	6,959	7,335
Third-party shipments of aluminum products (kmt)	621	674	1,929	2,320
Average realized price per metric ton of alumina	$371	$442	$397	$300
Average realized price per metric ton of primary aluminum	$3,204	$3,864	$3,646	$2,724
Average Alumina Price Index (API)(1)	$344	$418	$378	$291
Average London Metal Exchange (LME) 15-day lag(2)	$2,402	$3,062	$2,870	$2,330
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
Overview

Net (loss) income attributable to Alcoa Corporation decreased $1,295 primarily as a result of:

• Higher restructuring charges

• Lower average realized prices of aluminum and alumina

• Decrease in favorable mark-to-market results on derivative instruments

• Higher energy costs, primarily in Europe

• Higher raw material costs due to inflation pressures

Partially offset by:

• Lower taxes on lower earnings

Net (loss) income attributable to Alcoa Corporation decreased $549 primarily as a result of:

• Higher restructuring charges

• Higher raw material costs due to inflation pressures

• Higher energy costs, primarily in Europe

• Higher costs primarily associated with maintenance, transportation, direct material usage and labor

• Higher taxes in the jurisdictions where Alcoa pays taxes

• Absence of gains on the sale of the former Eastalco site and the divestiture of the Warrick Rolling Mill

• Lower shipments across all segments

Partially offset by:

• Higher average realized prices of aluminum and alumina

• Favorable mark-to-market results on derivative instruments

• Increase in value add product sales

• Favorable currency impacts

Sales

Sales decreased $793 primarily as a result of:

• Lower average realized prices of aluminum and alumina

• Lower trading activities

• Lower shipments mainly related to lower shipments from refineries and lower shipments from the Warrick smelter due to the partial curtailment, partially offset by higher shipments from the Alumar smelter due to the restart

• Unfavorable currency impacts

Sales increased $976 primarily as a result of:

• Higher average realized prices of aluminum and alumina

• Increase in value add product sales

Partially offset by:

• Decreased sales from the San Ciprián smelter due to the smelter curtailment, partially offset by increased price

• Absence of sales from the divested Warrick Rolling Mill, partially offset by new third-party revenue from the Warrick smelter

• Lower shipments across all three segments

• Lower pricing at the Brazil hydro-electric facilities as drought conditions elevated prices in the prior year period

• Lower trading activities

Cost of goods sold

Cost of goods sold as a percentage of sales increased 18% primarily as a result of:

• Lower average realized prices for aluminum and alumina

• Higher energy costs, primarily in Europe

• Higher raw material costs due to inflation pressures

• Absence of reversal of a valuation allowance on Brazil VAT during the second quarter of 2022

Partially offset by:

• Lower charges to establish reserves for impoundments

Cost of goods sold as a percentage of sales increased 1% primarily as a result of:

• Higher raw material costs due to inflation pressures

• Higher energy costs across all regions

• Higher costs primarily associated with maintenance, transportation, direct material usage and labor

Partially offset by:

• Higher average realized prices for aluminum and alumina

• Higher value add product sales

• Reversal of a valuation allowance on Brazil VAT during the second quarter of 2022

	Sequential Period Comparison	Year-to-date Comparison
Selling, general administrative, and other expenses	Selling, general administrative, and other selling expenses decreased $8 primarily as a result of: • Lower variable compensation

Selling, general administrative, and other selling expenses decreased $19 primarily as a result of:

• Lower variable compensation, external legal fees, insurance and sales commissions

• Unfavorable currency impacts

Provision for depreciation, depletion, and amortization	Depreciation decreased $12 primarily as a result of: • Currency translation impacts	Depreciation decreased $29 primarily as a result of: • Currency translation impacts
Interest expense	Interest expense decreased $5 primarily as a result of: • Absence of the interest expense related to the repayment of the San Ciprián 2018 and 2019 carbon dioxide compensation credits

Interest expense decreased $87 primarily as a result of:

• Absence of interest on $750 6.75% Senior Notes redeemed early in April 2021 and early redemption costs

• Absence of interest on $500 7.00% Senior Notes redeemed early in September 2021 and early redemption costs

Partially offset by:

• Interest on $500 4.125% Senior Notes issued in March 2021

• Interest expense related to the repayment of the San Ciprián 2018 and 2019 carbon dioxide compensation credits

Other expense (income), net

Other expense (income), net was $35 in the third quarter of 2022 compared with $(206) in the second quarter of 2022. The unfavorable change of $241 was primarily a result of:

• Decrease in favorable mark-to-market results on derivative instruments primarily due to lower power prices in the current quarter

• Decrease in equity earnings from the Ma'aden aluminum joint venture primarily due to lower LME prices

• Decrease in equity earnings from the Ma’aden alumina joint venture primarily due to lower API prices

• Higher ELYSISTM capital contributions, which triggered loss recognition

• Unfavorable currency impacts due to losses recognized in the third quarter of 2022 due to the U.S. dollar strengthening primarily against the euro

Partially offset by:

• Interest income received on Brazil VAT credits in the third quarter of 2022

Other expense (income), net was $(185) in the nine-month period of 2022 compared with $(147) in the nine-month period of 2021. The favorable change of $38 was primarily a result of:

• Favorable mark-to-market results on derivative instruments primarily due to higher power prices in the current year

• Interest income received on Brazil VAT credits

Partially offset by:

• Absence of gains on the sale of the former Eastalco site and divestiture of the Warrick Rolling Mill

• Unfavorable currency impacts due to losses recognized in the current year due to the U.S. dollar strengthening against most currencies

• Higher ELYSISTM capital contributions, which triggered loss recognition

• Decrease in equity earnings from the Ma’aden alumina joint venture primarily due to higher raw material costs primarily driven by inflation, partially offset by higher alumina prices

	Sequential Period Comparison	Year-to-date Comparison
Restructuring and other charges, net

In the third quarter of 2022, Restructuring and other charges, net of $652 primarily related to:

• $626 for the settlement of certain pension benefits

• $29 for the permanent closure of the Addy facility

In the second quarter of 2022, Restructuring and other charges, net of $(75) primarily related to:

• $83 for the reversal of state VAT valuation allowance associated with the restart of the Alumar smelter

In the nine-month period of 2022, Restructuring and other charges, net of $702 primarily related to:

• $626 for the settlement of certain pension benefits

• $79 for the accrual related to the GSA for the workers of the divested Avilés and La Coruña facilities

• $58 for an asset impairment related to the sale of the Company’s interest in the MRN mine

• $29 for the permanent closure of the Addy facility

Partially offset by:

• $83 for the reversal of state VAT valuation allowance associated with the restart of the Alumar smelter

In the nine-month period of 2021, Restructuring and other charges, net of $73 primarily related to:

• $47 for the settlement of certain pension benefits

• $27 for the permanent closure of the anode portion of the Lake Charles facility

• $9 in settlements and curtailments of certain other postretirement benefits related to the sale of the Warrick Rolling Mill

Partially offset by:

• $22 of reversals for environmental and ARO reserves

Provision for income taxes

The Provision for income taxes in the third quarter of 2022 was $40 on a loss before taxes of $(729) or (5.5%). In comparison, the second quarter of 2022 Provision for income taxes was $234 on income before taxes of $908 or 25.8%.

The decrease in tax expense of $194 is primarily attributable to the overall lower (Loss) income before income taxes noted above. Additionally, the Company had higher losses in jurisdictions where it maintains a full tax valuation allowance.

The Provision for income taxes in the nine-month period of 2022 was $484 on income before taxes of $942 or 51.4%. In comparison, the nine-month period of 2021 Provision for income taxes was $331 on income before taxes of $1,270 or 26.1%.

The increase in tax expense is primarily attributable to higher income in the jurisdictions where it pays taxes. Additionally, the Company had higher losses in jurisdictions where it maintains a full tax valuation allowance.

Noncontrolling interest

Net (loss) income attributable to noncontrolling interest was $(23) in the third quarter of 2022 compared with $125 in the second quarter of 2022. These amounts are entirely related to Alumina Limited’s 40% ownership interest in several affiliated operating entities.

The decrease is primarily a result of lower average realized prices of alumina and higher raw material costs due to inflation pressures, lower other income primarily due to the absence of favorable mark-to-market results on derivative instruments, higher restructuring charges primarily due to the absence of a valuation allowance reversal on Brazil VAT during the second quarter of 2022, partially offset by lower depreciation and lower taxes due to lower profits before taxes.

Net income attributable to noncontrolling interest was $186 in the nine-month period of 2022 compared with $118 in the nine-month period of 2021. These amounts are entirely related to Alumina Limited’s 40% ownership interest in several affiliated operating entities.

The increase is primarily a result of higher average realized prices of alumina, higher other income primarily related to favorable mark-to-market results on derivative instruments, lower elimination of intercompany profit in inventory, lower restructuring charges primarily due to the Brazil state VAT valuation allowance reversal partially offset by the asset impairment related to the sale of the Company’s interest in MRN and lower depreciation, partially offset by higher taxes on higher profits before taxes.

Segment Information

Alcoa Corporation is a producer of bauxite, alumina, and aluminum products. The Company’s operations consist of three worldwide reportable segments: Bauxite, Alumina, and Aluminum. Segment performance under Alcoa Corporation’s management reporting system is evaluated based on a number of factors; however, the primary measure of performance is the adjusted earnings before interest, taxes, depreciation, and amortization (Adjusted EBITDA) of each segment. The Company calculates Segment Adjusted EBITDA as Total sales (third-party and intersegment) minus the following items: Cost of goods sold; Selling, general administrative, and other expenses; and Research and development expenses. Alcoa Corporation’s Adjusted EBITDA may not be comparable to similarly titled measures of other companies. See Reconciliations of Certain Segment Information.

Bauxite

Business Update. Total shipments increased 0.3 million dry metric tons compared to the second quarter of 2022 due to higher demand from certain of the Alumina segment refineries in the third quarter of 2022, partially offset by lower volumes from offtake agreements.

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

Mining operations are relocated periodically in support of optimizing the value extracted from bauxite reserves. In the third quarter of 2022, the Company continued the process of moving the Juruti mining operations, which is scheduled to complete by the end of 2022. During the third quarter and nine-month period of 2022, the Company incurred $14 and $23, respectively, in capital expenditures related to Juruti mining operation relocation.

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

	Quarter ended		Nine months ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Production (mdmt)	10.3	10.2	31.5	35.8
Third-party shipments (mdmt)	1.0	0.6	2.4	4.1
Intersegment shipments (mdmt)	9.9	10.0	30.0	31.8
Total shipments (mdmt)	10.9	10.6	32.4	35.9
Third-party sales	$59	$34	$136	$153
Intersegment sales	181	165	516	536
Total sales	$240	$199	$652	$689
Segment Adjusted EBITDA	$15	$5	$58	$123
Operating costs	$252	$225	$684	$675
Average cost per dry metric ton of bauxite	$23	$21	$21	$19

	Sequential Period Comparison	Year-to-date Comparison
Production	Production increased 1% primarily as a result of: • Increased demand from certain of the Alumina segment refineries Partially offset by: • Lower volumes from offtake agreements

Production decreased 12% primarily as a result of:

• Lower demand from certain Alumina segment refineries

• Sale of the Company’s interest in the MRN mine

• Cessation of bauxite sales to Russian aluminum businesses

• Lower demand due to the expiration of the Company’s license to export bauxite from Australia

Third-party sales

Third-party sales increased $25 primarily as a result of:

• Higher volumes from offtake and supply agreements caused by the shift to third-party sales due to reduced production at the San Ciprián refinery

Third-party sales decreased $17 primarily as a result of:

• Lower shipments due to the expiration of the Company’s license to export bauxite from Australia, Juruti lower customer demand and the cessation of bauxite sales to Russian aluminum businesses, and decreased demand in the Atlantic bauxite market

Partially offset by:

• Higher volumes from offtake and supply agreements caused by the shift to third-party sales due to reduced production at the San Ciprián refinery

• Higher mining royalties

Intersegment sales

Intersegment sales increased $16 primarily as a result of:

• Higher average internal prices on sales to the Alumina segment

• Lower intersegment shipments to the San Ciprián refinery and the Australian refineries, partially offset by higher intersegment shipments to the Alumar refinery

Intersegment sales decreased $20 primarily as a result of:

• Lower intersegment shipments primarily due to lower demand from certain Alumina segment refineries

Partially offset by:

• Higher average internal prices on sales to the Alumina segment

Segment Adjusted EBITDA	Segment Adjusted EBITDA increased $10 primarily as a result of: • Higher average margins on sales to the Alumina segment primarily due to higher prices

Segment Adjusted EBITDA decreased $65 primarily as a result of:

• Lower shipments as discussed above

• Higher production costs primarily due to inefficiencies at lower production rates

• Lower average margins on sales to the Alumina segment

• Higher energy prices across all regions

Partially offset by:

• Higher earnings from equity investments

• Favorable currency impacts

• Higher mining royalties

Forward Look. For the fourth quarter in comparison to the third quarter of 2022, the segment expects higher sequential profitability with increased third-party shipments.

The Company has decreased its 2022 projection for annual bauxite shipments to range between 43.0 and 44.0 million dry metric tons, a change of 1 million dry metric tons from the prior projection due to lower demand from the Australian refineries.

Alumina

Business Update. During the third quarter of 2022, the average API of $344 per metric ton trended unfavorably compared to the prior quarter reflecting a 18% sequential decrease. Compared to the nine-month period of 2021, the average API of $378 trended favorably, reflecting a 30% increase year-over-year.

In the third quarter of 2022, the Company reduced production at the San Ciprián refinery to 50 percent of the 1.6 million metric tons of annual capacity to lessen the financial impact from rising natural gas prices in Spain.

Alumina production decreased 4% in the third quarter of 2022 compared to the second quarter of 2022 due primarily to the reduction in the daily production rate at the San Ciprián refinery, partially offset by increased production at the Alumar refinery due to the non-recurrence of unplanned equipment maintenance during the second quarter of 2022. While Australian refinery production in the third quarter of 2022 was consistent with production in the second quarter of 2022, it was less than expected due to extended maintenance periods and lower bauxite quality impacting production levels. Despite production issues, total shipment volume in the third quarter of 2022 improved from the second quarter of 2022 due to shipments from inventory on hand.

During the third quarter of 2022, the Alumina segment continued to experience higher energy costs predominantly related to the San Ciprián refinery, higher raw materials costs, and higher caustic usage at certain Australian refineries related to lower bauxite quality, due to the location of mining areas.

During the second quarter of 2022, the Company recorded the reversal of a valuation allowance on Brazil state VAT of $46 in Cost of goods sold. In the fourth quarter of 2018, after an assessment of the future realizability of the state VAT credits, Alcoa established an allowance on the accumulated state VAT credit balances and stopped recording any future credit benefits. With the restart of the Alumar smelter in Brazil and the first metal sales in June 2022, the Company has the ability to monetize these credits and reversed the valuation allowance in the second quarter of 2022.

During the second quarter of 2022, the Company recorded a charge of $39 to Cost of goods sold and an increase to the capitalized asset retirement cost of $8 to increase the AROs at the Poços de Caldas refinery when an initial estimate became available for improvements required on both operating and closed bauxite residue areas to comply with updated impoundment regulations in the region. In the third quarter of 2022, the Company revised the estimate and recorded an additional liability of $9, with a charge to Cost of goods sold of $8 and an increase to the capitalized asset retirement cost of $1.

As of September 30, 2022, the Alumina segment had a base capacity of 13,843 mtpy with 1,014 mtpy of curtailed refining capacity. In the third quarter of 2022, curtailed capacity increased 800 mtpy compared to the second quarter of 2022, due to the partial curtailment of the San Ciprián refinery (see above).

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

	Quarter ended		Nine months ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Production (kmt)	3,092	3,226	9,527	9,968
Third-party shipments (kmt)	2,244	2,438	6,959	7,335
Intersegment shipments (kmt)	1,005	984	2,929	3,166
Total shipments (kmt)	3,249	3,422	9,888	10,501
Third-party sales	$832	$1,077	$2,764	$2,204
Intersegment sales	418	489	1,325	1,056
Total sales	$1,250	$1,566	$4,089	$3,260
Segment Adjusted EBITDA	$69	$343	$674	$499
Average realized third-party price per metric ton of alumina	$371	$442	$397	$300
Operating costs	$1,143	$1,190	$3,321	$2,734
Average cost per metric ton of alumina	$352	$348	$336	$260

	Sequential Period Comparison	Year-to-date Comparison
Production

Production decreased 4% primarily as a result of:

• Decreased production at the San Ciprián refinery due to the partial curtailment

Partially offset by:

• Increased production at the Alumar refinery due to non-recurrence of unplanned equipment maintenance in the second quarter of 2022

Production decreased 4% primarily as a result of:

• Reduced alumina production at the Australian refineries due to ongoing unplanned equipment maintenance

• Decreased production at the San Ciprián refinery due to the partial curtailment

Partially offset by:

• Increased production at Alumar refinery due to non-recurrence of ship unloader outage in 2021

Third-party sales

Third-party sales decreased $245 primarily as a result of:

• Lower average realized price of $71/ton principally driven by a lower average API

• Lower shipments at the San Ciprián refinery and Australian refineries

• Unfavorable currency impacts

Third-party sales increased $560 primarily as a result of:

• Higher average realized price of $97/ton principally driven by a higher average API

• Favorable changes to customer mix

Partially offset by:

• Lower shipments due to decreased production at the Australian refineries

Intersegment sales

Intersegment sales decreased $71 primarily as a result of:

• Lower average realized prices on sales to the Aluminum segment

Partially offset by:

• Higher shipments due to increased demand from the Aluminum segment

Intersegment sales increased $269 primarily as a result of:

• Higher average realized prices on sales to the Aluminum segment

Partially offset by:

• Lower shipments due to the San Ciprián smelter curtailment

Segment Adjusted EBITDA

Segment Adjusted EBITDA decreased $274 primarily as a result of:

• Lower average realized price of $71/ton principally driven by a lower average API

• Absence of reversal of a valuation allowance on Brazil VAT associated with the restart of the Alumar smelter during the second quarter of 2022

• Higher costs primarily associated with direct material usage and maintenance

• Higher raw material costs primarily due to higher market prices for caustic and bauxite

• Higher energy prices, primarily in Spain

Partially offset by:

• Lower charges to establish reserves for impoundments at the Poços de Caldas refinery

• Lower shipments from San Ciprián refinery causing favorable impact due to negative margin

Segment Adjusted EBITDA increased $175 primarily as a result of:

• Higher average realized price of $97/ton principally driven by a higher average API

• Favorable currency impacts

• Favorable changes to customer mix

• Reversal of a valuation allowance on Brazil VAT associated with the restart of the Alumar smelter in the second quarter of 2022

Partially offset by:

• Higher energy prices across all regions

• Higher raw material costs primarily due to higher market prices for caustic and lime

• Higher costs primarily associated with increased maintenance costs, direct material usage, and higher transportation costs

• Higher charges to establish reserves for impoundments

Forward Look. For the fourth quarter in comparison to the third quarter of 2022, the segment anticipates lower energy costs for the San Ciprián refinery. Additionally, benefits of the San Ciprián curtailment are expected to offset the impact of lower bauxite quality in areas where we are currently mining in Australia and higher raw material costs.

As discussed above, in the third quarter of 2022, the Company reduced production at the San Ciprián refinery to 50 percent of the 1.6 million metric tons of annual capacity in an effort to reduce the refinery’s losses related to natural gas prices. The high volatility in European energy markets makes estimates of future results for the facility difficult to predict. As such, the Company is actively reviewing the refinery’s operating levels, commercial options, and other support.

The Company has decreased its 2022 projection for shipments to range between 13.1 and 13.3 million metric tons, a reduction of 0.5 million metric tons from the prior forecast primarily due to the reduced production at the San Ciprián refinery and lower shipments from the Australian refineries.

Aluminum

Business Update. During the third quarter of 2022, third-party sales decreased 22% sequentially on lower LME and regional premiums and lower shipments. Metal prices decreased with LME prices on a 15-day lag averaging $2,402 per metric ton. The Aluminum segment also experienced higher energy and raw material costs during the third quarter of 2022.

On December 29, 2021, the Company and workers’ representatives at the San Ciprián, Spain aluminum facility reached an agreement for the two-year curtailment of the smelter’s 228 kmt of annual capacity due to exorbitant energy prices in Spain. The curtailment was completed in January 2022 while the casthouse continues to operate. During the third quarter and nine-month period of 2022, $9 and $17, respectively, of payments were made to reduce the employee leave compensation and take or pay contractual obligations of $62 recorded in the fourth quarter of 2021. The Company has not made any expenditures against the commitments for capital investments of $68 and restart costs of $35. In October 2022, the Company signed an agreement with a renewable energy provider for approximately 30% of the smelter’s power needs upon restart and continues to negotiate with other generators to secure the remaining power supply needs for the smelter. Approximately 70% of the smelter’s power needs have been secured under long-term agreements to date.

In conjunction with the previously announced restart of the Alumar smelter in São Luís, Brazil, Alcoa incurred restart expenses of $14 and $48 during the third quarter and nine-month period of 2022, respectively. The first metal sales occurred in the second quarter of 2022 and the Company expects the majority of the capacity (approximately 75%) to be operational by the end of the first quarter of 2023.

In conjunction with the previously announced restart of 19 kmt (Alcoa share) of previously curtailed capacity at the Portland smelter, Alcoa incurred restart expenses of $6 and $9 during the third quarter and nine-month period of 2022. Metal production began in September 2022.

On August 22, 2022, a strike at the Mosjøen (Norway) smelter commenced, after negotiations for a nationwide collective labor agreement between Industri Energi, a federation of Norwegian industries that includes Alcoa and Norsk Industri, which represents workers reached an impasse. The strike affected numerous industrial plants representing the Norwegian electrochemical industry. The strike ended on August 24, 2022, with a solution reached on the labor dispute, and normal operations resumed at the Mosjøen smelter with no material impact on the Company.

On August 30, 2022, the Company announced the curtailment of one third of the production capacity (31 kmt) at the Lista smelter in Norway to mitigate high energy costs for the site. The site was exposed to spot energy pricing, which had increased to above $600 per megawatt hour. In July 2022, the Company entered into a fixed price power agreement effective for the fourth quarter 2022 through December 31, 2023.

On July 1, 2022, Alcoa curtailed one of the three operating smelting potlines (54 kmt) at the Warrick Operations site due to operational challenges stemming from labor shortages in the region.

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

	Quarter ended		Nine months ended
Total Aluminum information	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Third-party aluminum shipments (kmt)	621	674	1,929	2,320
Third-party sales	$1,976	$2,539	6,903	$6,444
Intersegment sales	10	8	25	13
Total sales	$1,986	$2,547	$6,928	$6,457
Segment Adjusted EBITDA	$152	$596	$1,461	$1,356

	Quarter ended		Nine months ended
Primary Aluminum information	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Production (kmt)	497	499	1,494	1,639
Third-party shipments (kmt)	621	674	1,929	2,237
Third-party sales	$1,990	$2,624	$7,033	$6,094
Average realized third-party price per metric ton	$3,204	$3,864	$3,646	$2,724
Total shipments (kmt)	621	674	1,929	1,540
Operating costs	$1,870	$1,936	$5,483	$4,772
Average cost per metric ton	$3,011	$2,872	$2,843	$2,110

	Sequential Period Comparison	Year-to-date Comparison
Production	Production was flat between periods primarily as a result of: • Partial curtailment of the Warrick smelter in July 2022 Partially offset by: • Alumar smelter restart

Production decreased 9% primarily as a result of:

• Curtailment of the San Ciprián smelter, completed in January 2022

• Partial curtailment of the Warrick smelter in July 2022

Partially offset by:

• Alumar smelter restart

Third-party sales

Third-party sales decreased $563 primarily as a result of:

• Lower average realized price of $660/ton driven by a lower average LME (on a 15-day lag) and lower regional premiums

• Lower trading activities

• Lower shipments mainly due to the partial curtailment of the Warrick smelter and partial curtailment of the Lista smelter, partially offset by higher shipments from the Alumar smelter due to the restart

• Unfavorable currency impacts

Third-party sales increased $459 primarily as a result of:

• Higher average realized price of $922/ton driven by a higher average LME (on a 15-day lag) and regional premiums

• Increase in value add product sales

Partially offset by:

• Absence of sales from the divested Warrick Rolling Mill, partially offset by new third-party revenue from the Warrick smelter

• Decreased sales from the San Ciprián smelter  due to the smelter curtailment, partially offset by increased price

• Lower pricing at the Brazil hydro-electric facilities as year-to-date 2021 drought conditions elevated prices in the prior year period

• Lower trading activities

• Lower shipments mainly due to the partial curtailment of the Warrick smelter and timing of maintenance at European smelters, partially offset by higher shipments from the Alumar smelter due to the restart

Segment Adjusted EBITDA

Segment Adjusted EBITDA decreased $444 primarily as a result of:

• Lower average realized price driven by lower average LME (on a 15-day lag) and lower regional premiums

• Higher energy prices, primarily in Europe

• Lower shipments mainly related to the partial curtailment of the Warrick smelter

• Unfavorable raw material costs, primarily on higher prices for carbon, partially offset by lower average alumina input costs

Partially offset by:

• Increased third-party sales at the Warrick power plant due to the partial curtailment of the Warrick smelter

Segment Adjusted EBITDA increased $105 primarily as a result of:

• Higher average realized price driven by higher average LME (on a 15-day lag) and regional premiums

• Increase in value add product sales

• Warrick power plant energy sales driven by higher third-party energy price

• Favorable currency impacts

Partially offset by:

• Unfavorable raw material costs, primarily on higher average alumina input costs and higher market prices for carbon

• Higher costs primarily associated with higher transportation costs, increased maintenance costs, and higher labor expenses

• Lower pricing at the Brazil hydro-electric facilities

• Higher energy costs, primarily in Europe

• Curtailment of the San Ciprián smelter

• Lower shipments mainly related to the partial curtailment of the Warrick smelter

• Divestiture of the Warrick Rolling Mill

The following table provides consolidated capacity and curtailed capacity (each in kmt) for each smelter owned by Alcoa Corporation:

		September 30, 2022		June 30, 2022		September 30, 2021
Facility	Country	Capacity (1)	Curtailed	Capacity (1)	Curtailed	Capacity (1)	Curtailed
Portland (2)	Australia	197	22	197	30	197	30
São Luís (Alumar) (3)	Brazil	268	204	268	239	268	268
Baie Comeau	Canada	312	—	312	—	280	—
Bécancour	Canada	347	—	347	—	310	—
Deschambault	Canada	287	—	287	—	260	—
Fjarðaál	Iceland	351	—	351	—	344	—
Lista (7)	Norway	94	31	94	—	94	—
Mosjøen	Norway	200	—	200	—	188	—
San Ciprián (4)	Spain	228	228	228	228	228	—
Intalco	U.S.	279	279	279	279	279	279
Massena West	U.S.	130	—	130	—	130	—
Warrick (5)	U.S.	269	162	269	108	269	108
Wenatchee (6)	U.S.	—	—	—	—	146	146
		2,962	926	2,962	884	2,993	831

(1)	These figures represent Alcoa Corporation’s share of the facility Nameplate Capacity based on its ownership interest in the respective smelter.
(2)

In 2021, the Company announced that the Portland Aluminium joint venture will restart 35,000 mtpy of idle smelting capacity at the Portland smelter in Australia (19,000 mtpy Alcoa share), and metal production began in September 2022. Curtailed capacity decreased from June 30, 2022 as a result of the restart process.

(3)

In 2021, the Company announced the restart of its 268,000 mtpy of idle smelting capacity at the Alumar smelter in Brazil; the first metal sales occurred in the second quarter of 2022 and the Company expects the majority of the capacity to be operational by the end of the first quarter of 2023. Curtailed capacity decreased from June 30, 2022 as a result of the restart process.

(4)

On December 29, 2021, the Company and the workers’ representatives at the San Ciprián, Spain aluminum plant reached an agreement that called for the two-year curtailment of the smelter’s 228,000 mtpy annual smelting capacity; the curtailment was completed in January of 2022.

(5)	On July 1, 2022, the Company announced curtailment of approximately 54,000 mtpy at the Warrick smelter in the state of Indiana.
(6)	In December 2021, the Company permanently closed 146,000 mtpy of idled smelting capacity at the Wenatchee smelter in the state of Washington.
(7)	On August 30, 2022, the Company announced curtailment of approximately 31,000 mtpy at the Lista smelter in Norway.

Forward Look. For the fourth quarter in comparison to the third quarter of 2022, the segment expects higher raw materials costs, lower Warrick power plant sales and lower value add product premiums to be offset by lower energy costs at the Lista smelter.

Additionally, the Norwegian government recently issued a budget proposal that sets a floor for the carbon dioxide compensation scheme to be paid in 2023 based on 2022 power purchased. If approved by the Norwegian government, the Company would record an adjustment of approximately $25 in the fourth quarter of 2022 to reverse amounts accrued in Cost of goods sold for 2022 credits earned through September 30, 2022. The total impact of this budget proposal on the Company’s full year results would be approximately $35.

The Company expects total Aluminum segment shipments to remain unchanged from the prior projection, ranging between 2.5 and 2.6 million metric tons in 2022.

Reconciliations of Certain Segment Information

Reconciliation of Total Segment Third-Party Sales to Consolidated Sales

	Quarter ended		Nine months ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Bauxite	$59	$34	$136	$153
Alumina	832	1,077	2,764	2,204
Aluminum:
Primary aluminum	1,990	2,624	7,033	6,094
Other(1)	(14)	(85)	(130)	350
Total segment third-party sales	2,867	3,650	9,803	8,801
Other	(16)	(6)	(15)	11
Consolidated sales	$2,851	$3,644	$9,788	$8,812

(1)

Other includes third-party sales of flat-rolled aluminum and energy, as well as realized gains and losses related to embedded derivative instruments designated as cash flow hedges of forward sales of aluminum. Following the sale of the Warrick Rolling Mill on March 31, 2021, Other no longer includes the sales of flat-rolled aluminum.

Reconciliation of Total Segment Operating Costs to Consolidated Cost of Goods Sold

	Quarter ended		Nine months ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Bauxite	$252	$225	$684	$675
Alumina	1,143	1,190	3,321	2,734
Primary aluminum	1,870	1,936	5,483	4,772
Other(1)	97	149	373	636
Total segment operating costs	3,362	3,500	9,861	8,817
Eliminations(2)	(626)	(682)	(2,005)	(1,625)
Provision for depreciation, depletion, and amortization(3)	(143)	(156)	(452)	(480)
Other(4)	75	105	212	58
Consolidated cost of goods sold	$2,668	$2,767	$7,616	$6,770

(1)	Prior to the sale of the Warrick Rolling Mill on March 31, 2021, Other largely relates to the Aluminum segment’s flat-rolled aluminum product division.
(2)	Represents the elimination of Cost of goods sold related to intersegment sales between Bauxite and Alumina and between Alumina and Aluminum.
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

Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net Loss (Income) Attributable to Alcoa Corporation

	Quarter ended		Nine months ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Total Segment Adjusted EBITDA	$236	$944	$2,193	$1,978
Unallocated amounts:
Transformation(1)	(19)	(11)	(44)	(34)
Intersegment eliminations	17	20	139	20
Corporate expenses(2)	(27)	(35)	(91)	(84)
Provision for depreciation, depletion, and amortization	(149)	(161)	(470)	(499)
Restructuring and other charges, net	(652)	75	(702)	(73)
Interest expense	(25)	(30)	(80)	(167)
Other expense (income), net	(35)	206	185	147
Other(3)	(75)	(100)	(188)	(18)
Consolidated (loss) income before income taxes	(729)	908	942	1,270
Provision for income taxes	(40)	(234)	(484)	(331)
Net (loss) income attributable to noncontrolling interest	23	(125)	(186)	(118)
Consolidated net (loss) income attributable to Alcoa Corporation	$(746)	$549	$272	$821

(1)	Transformation includes, among other items, the Adjusted EBITDA of previously closed operations.
(2)

Corporate expenses are composed of general administrative and other expenses of operating the corporate headquarters and other global administrative facilities, as well as research and development expenses of the corporate technical center.

(3)	Other includes certain items that are not included in the Adjusted EBITDA of the reportable segments.

Environmental Matters

See the Environmental Remediation Matters section of Note P to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Management believes that the Company’s cash on hand, future operating cash flows, and liquidity options, combined with its strategic actions, are adequate to fund its short-term and long-term operating and investing needs. Further, the Company has no significant debt maturities until 2027 and no significant cash contribution requirements related to its U.S. pension plan obligations for the foreseeable future. However, the Company’s access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) Alcoa Corporation’s credit rating; (ii) the liquidity of the overall capital markets; (iii) the current state of the economy and commodity markets, and (iv) short- and long-term debt ratings. There can be no assurances that the Company will continue to have access to capital markets on terms acceptable to Alcoa Corporation.

On July 26, 2022, Moody’s upgraded the rating of ANHBV’s senior unsecured notes to Baa3 (investment grade) from Bal and set the current outlook to stable.

Changes in market conditions caused by global or macroeconomic events, such as the ongoing conflict between Russia and Ukraine, could have adverse effects on Alcoa’s ability to obtain additional financing and cost of borrowing. Inability to generate sufficient earnings could impact the Company’s ability to meet the financial covenants in our outstanding debt and revolving credit facility agreements and limit our ability to access these sources of liquidity or refinance or renegotiate our outstanding debt or credit agreements on terms acceptable to the Company. Additionally, the impact on market conditions from such events could adversely affect the liquidity of Alcoa’s customers, suppliers, and joint venture partners and equity method investments, which could negatively impact the collectability of outstanding receivables and our cash flows.

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

Cash from Operations

Cash provided from operations was $704 in the nine-month period of 2022 compared to $355 in the same period of 2021. Notable changes to sources and (uses) of cash include:

•	$148 higher net income generation, excluding the impacts from restructuring charges, primarily on higher aluminum and alumina prices, partially offset by higher energy and raw material costs;
•

$61 in certain working capital accounts (receivables from customers, inventories, and accounts payable, trade), primarily an increase in receivables balances on higher aluminum and alumina prices in the 2021 nine-month period, partially offset by an increase in inventories and accounts payable, trade on higher raw material and energy prices in the 2022 nine-month period;

•	$(340) in income taxes paid on prior year earnings, as well as on higher current year pre-tax income within its taxable jurisdictions, and;
•	$563 in lower contributions to the Company’s defined benefit pension plans.

During 2022, AofA will continue to record its tax provision and tax liability without effect of the ATO assessment, since it expects to prevail. The tax payable will remain on AofA’s balance sheet as a noncurrent liability, increased by the tax effect of subsequent periods’ interest deductions, until dispute resolution, which is expected to take several years. At September 30, 2022, the noncurrent liability resulting from the cumulative interest deductions was approximately $165 (A$254). See description of the tax dispute in Note P to the Consolidated Financial Statements in Part I Item I of this Form 10-Q.

Financing Activities

Cash used for financing activities was $743 in the 2022 nine-month period compared with $966 in the 2021 nine-month period.

The use of cash in the nine-month period of 2022 was primarily $169 of net cash paid to Alumina Limited (see Noncontrolling interest in Results of Operations above), $500 for the repurchase of common stock, and $55 of dividends paid.

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

Credit Facilities

On June 27, 2022, Alcoa Corporation and ANHBV, a wholly owned subsidiary of Alcoa Corporation and the borrower, entered into an amendment and restatement agreement (the Third Amendment and Restatement) (as amended and restated, the Revolving Credit Facility) that provides additional flexibility to the Company and ANHBV by (i) extending the maturity date of the Revolving Credit Facility from November 2023 to June 2027, (ii) reducing the aggregate commitments under the facility from $1,500 to $1,250, (iii) releasing the collateral package that had previously secured the Revolving Credit Facility, which will continue so long as certain credit ratings are maintained, (iv) increasing the maximum leverage ratio from 2.75 to 1.00 to 3.25 to 1.00, which increases following material acquisitions for four consecutive fiscal quarters following an acquisition, (v) providing a debt to capitalization ratio not to exceed .60 to 1.00 to replace the maximum leverage ratio upon a ratings upgrade to investment grade by Moody’s or S&P, and (vi) providing flexibility for dividends and other restricted payments, to make investments, and to incur additional indebtedness. The Revolving Credit Facility implements a sustainability adjustment to the applicable margin and commitment fee that may result in a positive or negative adjustment based on two of the Company’s existing sustainability metrics.

If Alcoa Corporation or ANHBV, as applicable, fails to have a rating of at least Ba1 from Moody’s and BB+ from S&P, then the Company would be required to execute all security documents to re-secure collateral under the Revolving Credit Facility.

On July 26, 2022, Moody’s upgraded the rating of ANHBV’s senior unsecured notes to Baa3 (investment grade) from Ba1 and set the current outlook to stable.

As of September 30, 2022, the Company was in compliance with all covenants. The Company may access the entire amount of commitments under the Revolving Credit Facility. There were no borrowings outstanding at September 30, 2022 and December 31, 2021, and no amounts were borrowed during the third quarter and nine-months ended 2022 and 2021 related to this facility.

Dividend

On July 28, 2022, the Board of Directors declared a cash dividend of $0.10 per share of the Company’s common stock to stockholders of record as of the close of business on August 9, 2022. On August 25, 2022, the Company paid cash dividends of $18.

Common Stock Repurchase Program

In July 2022, the Company announced an additional $500 share repurchase program. In the third quarter of 2022, the Company repurchased 2,992,100 shares of its common stock for $150 under a prior authorization; the shares were immediately retired. The Company has remaining authorization to repurchase up to a total of $500, in the aggregate, of its outstanding shares of common stock.

Investing Activities

Cash used for investing activities was $324 in the nine-month period of 2022 compared to cash provided from investing activities of $471 for the same period of 2021.

In the nine-month period of 2022, the use of cash was primarily attributable to $309 of capital expenditures and $32 of cash contributions to the ELYSISTM joint venture, partially offset by the sale of the Company’s interest in the MRN mine of $10.

In the nine-month period of 2021, the source of cash was primarily attributable to proceeds from the sale of assets of $715, primarily the Warrick Rolling Mill and Eastalco site sales, partially offset by $237 in capital expenditures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See Quantitative and Qualitative Disclosures About Market Risk in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021. Our exposure to market risk has not changed materially since December 31, 2021. Refer to Derivatives and Other Financial Instruments section of Note L to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for additional information.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Alcoa Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the U.S. Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, and they have concluded that these controls and procedures were effective as of September 30, 2022.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the third quarter of 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of its business, Alcoa is involved in a number of lawsuits and claims, both actual and potential. Various lawsuits, claims, and proceedings have been or may be instituted or asserted against Alcoa Corporation, including those pertaining to environmental, safety and health, commercial, tax, product liability, intellectual property infringement, employment, employee and retiree benefit matters, and other actions and claims arising out of the normal course of business. While the amounts claimed in these other matters may be substantial, the ultimate liability is not readily determinable because of the considerable uncertainties that exist. Accordingly, it is possible that the Company’s liquidity or results of operations in a particular period could be materially affected by one or more of these other matters. However, based on facts currently available, management believes that the disposition of these other matters that are pending or asserted will not have a material adverse effect, individually or in the aggregate, on the financial position of the Company.

A discussion of our material pending lawsuits and claims can be found in Part I Item 3 Legal Proceedings of Alcoa Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in Part II Item 1 Legal Proceedings of Alcoa Corporation’s Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2022 and March 31, 2022. See Part I Item 1 of this Form 10-Q in Note P to the Consolidated Financial Statements for additional information regarding legal proceedings.

Item 1A. Risk Factors.

We face a number of risks that could materially and adversely affect our business, results of operations, cash flow, liquidity, or financial condition. A full discussion of our risk factors can be found in Part I Item 1A. Risk Factors of Alcoa Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in Part II Item 1A Risk Factors of Alcoa Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022. Furthermore, impacts from the conflict between Russia and Ukraine and the continuing coronavirus (COVID-19) pandemic could exacerbate other risks discussed in our prior reports, any of which could have a material adverse effect on us. This situation is continuously evolving, and additional impacts may arise of which we are not currently aware.

The information provided below updates, and should be read in conjunction with, the risks factors and information disclosed in Alcoa Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and other filings with the SEC. Except as presented below, there have been no material changes to the risk factors disclosed in Alcoa Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022.

Our operations and profitability have been and could continue to be adversely affected by unfavorable changes in the cost, quality, or availability of raw materials or other key inputs, or by disruptions in the supply chain.

Our business, financial condition, and results of operations have been and could continue to be negatively affected by unfavorable changes in the cost, quality, or availability of energy, raw materials, including carbon products, caustic soda, and other key inputs, such as bauxite, as well as freight costs associated with transportation of raw materials and key inputs to refining and smelting locations. We may not be able to fully offset the effects of higher raw material or energy costs through price increases, productivity improvements, cost reduction programs, or reductions or curtailments to production at our operations. A decrease in the quality of raw materials or key inputs has in the past and could continue to cause increased production costs, which also has in the past and could continue to result in lower production volumes. Changes in the costs of bauxite, alumina, energy and other inputs during a particular period may not be adequate to offset concurrent sharper decreases in the price of alumina or aluminum and could have a material adverse effect on our operating results.

In addition, due to global supply chain disruptions, we may not be able to obtain sufficient supply of our raw materials, energy, or other key inputs in a timely manner, including due to shortages, inflationary cost pressures, or transportation delays, which could cause disruption in our operations or production curtailments. Though we have been able to source our raw materials and other key inputs in adequate amounts from other suppliers or our own stockpiles to date, there can be no guarantee that our operations or profitability will not be adversely affected in the future. Our suppliers, vendors, and customers could experience similar constraints that could impact our operations and profitability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The table below sets forth information regarding the repurchase of shares of our common stock during the periods indicated.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (1)
July 1 to July 31	—	$—	—	$650,000,000
August 1 to August 31	1,454,800	51.55	1,454,800	575,000,000
September 1 to September 30	1,537,300	48.80	1,537,300	500,000,000
Total	2,992,100	50.14	2,992,100
(1)

On October 14, 2021, Alcoa Corporation announced that its Board of Directors approved a common stock repurchase program under which the Company may purchase shares of its outstanding common stock up to an aggregate transactional value of $500, depending on cash availability, market conditions, and other factors.

On July 20, 2022, Alcoa Corporation announced that its Board of Directors approved an additional common stock repurchase program under which the Company may purchase shares of its outstanding common stock up to an aggregate transactional value of $500, depending on the Company’s continuing analysis of market, financial, and other factors (the New Repurchase Program).

In the third quarter of 2022, the Company repurchased 2,992,100 shares of its common stock for $150 (weighted average share price of $50.14 (includes $0.02 broker commission)).

As of the date of this report, the Company is currently authorized to repurchase up to a total of $500, in the aggregate, of its outstanding shares of common stock under the New Repurchase Program. Repurchases under this program may be made using a variety of methods, which may include open market purchases, privately negotiated transactions, or pursuant to a Rule 10b5-1 plan. This program may be suspended or discontinued at any time and does not have a predetermined expiration date. Alcoa Corporation intends to retire repurchased shares of common stock.

Item 6. Exhibits.

10.1	Alcoa Corporation Non-Employee Director Compensation Policy, effective September 28, 2022 (filed herewith)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a)

32.1	Certification of Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alcoa Corporation

October 27, 2022	/s/ William F. Oplinger
Date	William F. Oplinger
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

October 27, 2022	/s/ Molly S. Beerman
Date	Molly S. Beerman
Senior Vice President and Controller
(Principal Accounting Officer)