Form 10-Q
period 2023-03-31
Alcoa Corp
filed 2023-05-04
CIK 1675149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

As of April 28, 2023, 178,401,487 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

Forward-Looking Statements

This report contains statements that relate to future events and expectations and as such constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “aims,” “ambition,” “anticipates,” “believes,” “could,” “develop,” “endeavors,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “outlook,” “potential,” “plans,” “projects,” “reach,” “seeks,” “sees,” “should,” “strive,” “targets,” “will,” “working,” “would,” or other words of similar meaning. All statements by Alcoa that reflect expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, forecasts concerning global demand growth for bauxite, alumina, and aluminum, and supply/demand balances; statements, projections or forecasts of future or targeted financial results, or operating performance (including our ability to execute on strategies related to environmental, social and governance matters); statements about strategies, outlook, and business and financial prospects; and statements about capital allocation and return of capital. These statements reflect beliefs and assumptions that are based on Alcoa’s perception of historical trends, current conditions, and expected future developments, as well as other factors that management believes are appropriate in the circumstances. Forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and changes in circumstances that are difficult to predict. Although Alcoa believes that the expectations reflected in any forward-looking statements are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, but are not limited to: (a) cyclicality of the aluminum industry and aluminum end use markets, including due to the influence of global economic conditions, and unfavorable changes in the markets served by Alcoa; (b) the effects of non-market forces, such as government policies and political instability, on global aluminum supply and demand; (c) volatility and declines in the aluminum industry, including global supply and demand conditions and fluctuations in London Metal Exchange-based prices and premiums, as applicable, for primary aluminum and other commodities, and fluctuations in indexed-based and spot prices for alumina; (d) legal, regulatory, economic, political, trade, public health and safety, and reputational risks and conditions, including changes in conditions beyond our control as a result of our participation in increasingly competitive and complex global markets; (e) our ability to obtain, maintain, or renew permits or approvals necessary for our mining operations; (f) unfavorable changes in the cost, quality, or availability of key inputs, including energy and raw materials, or uncertainty of or disruption to the supply chain including logistics; (g) our ability to realize expected benefits or achieve intended results, including as planned and by targeted completion dates, from announced strategies, plans, programs, or initiatives relating to our portfolio, profitability, capital investments, and developing technologies, and from joint ventures or other strategic alliances or business transactions; (h) fluctuations in foreign currency exchange and tax rates on costs and results; (i) changes in tax laws or exposure to additional tax liabilities; (j) changes in global economic and financial market conditions generally, such as inflation, recessionary conditions, and interest rate increases, which may also affect Alcoa’s ability to obtain credit or financing upon acceptable terms or at all; (k) current and potential future impacts to the global economy and our industry, business and financial condition caused by various worldwide or macroeconomic events, such as the ongoing conflict between Russia and Ukraine; (l) global competition within and beyond the aluminum industry; (m) our ability to obtain or maintain adequate insurance coverage; (n) the outcomes of contingencies, including legal and tax proceedings, government or regulatory investigations, and environmental remediation, or changes in foreign and/or U.S. federal, state, or local laws, regulations, or policies; (o) the impacts of climate change, related legislation or regulations, and efforts to reduce greenhouse gas emissions and our ability to achieve strategies and expectations related to climate change and other environmental matters; (p) claims, costs and liabilities resulting from the impact of our operations, including impoundments, or from health, safety, and environmental laws, regulations, and requirements, in the areas where we operate; (q) the impact of cyberattacks and potential information technology or data security breaches, including disruptions to our operations, liability, and reputational harm; (r) our ability to fund capital expenditures; (s) risks associated with long-term debt obligations including restrictions on our current and future operations as a result of our indebtedness; (t) our ability to continue to return capital to stockholders through cash dividends and/or share repurchases; (u) the impact of labor disputes, work stoppages and strikes, or other employee relations issues, as well as labor market conditions; (v) declines in the discount rates used to measure pension and other postretirement benefit liabilities or lower-than-expected investment returns on pension assets, or unfavorable changes in laws or regulations that govern pension plan funding; and (w) the other risk factors discussed in Part I Item IA of Alcoa’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and other reports filed by Alcoa with the SEC. Alcoa disclaims any obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise, except as required by applicable law. Market projections are subject to the risks described above and other risks in the market.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	First quarter ended March 31,
	2023	2022
Sales (E)	$2,670	$3,293
Cost of goods sold (exclusive of expenses below)	2,404	2,181
Selling, general administrative, and other expenses	54	44
Research and development expenses	10	9
Provision for depreciation, depletion, and amortization	153	160
Restructuring and other charges, net (D)	149	125
Interest expense	26	25
Other expenses (income), net (Q)	54	(14)
Total costs and expenses	2,850	2,530
(Loss) income before income taxes	(180)	763
Provision for income taxes	52	210
Net (loss) income	(232)	553
Less: Net (loss) income attributable to noncontrolling interest	(1)	84
NET (LOSS) INCOME ATTRIBUTABLE TO ALCOA CORPORATION	$(231)	$469
EARNINGS PER SHARE ATTRIBUTABLE TO ALCOA CORPORATION COMMON SHAREHOLDERS (F):
Basic	$(1.30)	$2.54
Diluted	$(1.30)	$2.49

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income (unaudited)

(in millions)

	Alcoa Corporation		Noncontrolling interest		Total
	First quarter ended March 31,		First quarter ended March 31,		First quarter ended March 31,
	2023	2022	2023	2022	2023	2022
Net (loss) income	$(231)	$469	$(1)	$84	$(232)	$553
Other comprehensive (loss) income, net of tax (G):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	4	22	—	1	4	23
Foreign currency translation adjustments	2	326	15	98	17	424
Net change in unrecognized gains/losses on cash flow hedges	(122)	(830)	—	1	(122)	(829)
Total Other comprehensive (loss) income, net of tax	(116)	(482)	15	100	(101)	(382)
Comprehensive (loss) income	$(347)	$(13)	$14	$184	$(333)	$171

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents (N)	$1,138	$1,363
Receivables from customers (I)	753	778
Other receivables	99	131
Inventories (J)	2,395	2,427
Fair value of derivative instruments (N)	106	134
Prepaid expenses and other current assets	455	417
Total current assets	4,946	5,250
Properties, plants, and equipment	19,649	19,605
Less: accumulated depreciation, depletion, and amortization	13,223	13,112
Properties, plants, and equipment, net	6,426	6,493
Investments (H)	1,051	1,122
Deferred income taxes	340	296
Fair value of derivative instruments (N)	1	2
Other noncurrent assets	1,605	1,593
Total assets	$14,369	$14,756
LIABILITIES
Current liabilities:
Accounts payable, trade	$1,489	$1,757
Accrued compensation and retirement costs	332	335
Taxes, including income taxes	207	230
Fair value of derivative instruments (N)	213	200
Other current liabilities	543	481
Long-term debt due within one year (L & N)	1	1
Total current liabilities	2,785	3,004
Long-term debt, less amount due within one year (L & N)	1,806	1,806
Accrued pension benefits (M)	207	213
Accrued other postretirement benefits (M)	472	480
Asset retirement obligations	722	711
Environmental remediation (P)	230	226
Fair value of derivative instruments (N)	1,116	1,026
Noncurrent income taxes	208	215
Other noncurrent liabilities and deferred credits	527	486
Total liabilities	8,073	8,167
CONTINGENCIES AND COMMITMENTS (P)
EQUITY
Alcoa Corporation shareholders’ equity:
Common stock	2	2
Additional capital	9,162	9,183
Accumulated deficit	(819)	(570)
Accumulated other comprehensive loss (G)	(3,655)	(3,539)
Total Alcoa Corporation shareholders’ equity	4,690	5,076
Noncontrolling interest	1,606	1,513
Total equity	6,296	6,589
Total liabilities and equity	$14,369	$14,756

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Three months ended March 31,
	2023	2022
CASH FROM OPERATIONS
Net (loss) income	$(232)	$553
Adjustments to reconcile net (loss) income to cash from operations:
Depreciation, depletion, and amortization	153	160
Deferred income taxes	(24)	(4)
Equity loss (earnings), net of dividends	93	(25)
Restructuring and other charges, net (D)	149	125
Net loss from investing activities – asset sales (Q)	18	1
Net periodic pension benefit cost (M)	1	14
Stock-based compensation	10	9
Gain on mark-to-market derivative financial contracts	(18)	(16)
Other	48	38
Changes in assets and liabilities, excluding effects of divestitures and foreign currency translation adjustments:
Decrease (increase) in receivables	40	(120)
Decrease (increase) in inventories	17	(479)
Decrease (increase) in prepaid expenses and other current assets	4	(15)
Decrease in accounts payable, trade	(273)	(81)
Decrease in accrued expenses	(45)	(72)
Decrease in taxes, including income taxes	(13)	(42)
Pension contributions (M)	(4)	(4)
(Increase) decrease in noncurrent assets	(29)	29
Decrease in noncurrent liabilities	(58)	(37)
CASH (USED FOR) PROVIDED FROM OPERATIONS	(163)	34
FINANCING ACTIVITIES
Additions to debt	25	—
Payments on debt	(1)	—
Proceeds from the exercise of employee stock options	1	21
Repurchase of common stock	—	(75)
Dividends paid on Alcoa common stock	(18)	(18)
Payments related to tax withholding on stock-based compensation awards	(34)	(19)
Financial contributions for the divestiture of businesses (C)	(14)	(3)
Contributions from noncontrolling interest	86	46
Distributions to noncontrolling interest	(6)	(162)
Other	1	1
CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES	40	(209)
INVESTING ACTIVITIES
Capital expenditures	(83)	(74)
Proceeds from the sale of assets	1	2
Additions to investments	(20)	(21)
CASH USED FOR INVESTING ACTIVITIES	(102)	(93)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	2	9
Net change in cash and cash equivalents and restricted cash	(223)	(259)
Cash and cash equivalents and restricted cash at beginning of year	1,474	1,924
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$1,251	$1,665

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Changes in Consolidated Equity (unaudited)

(in millions)

	Alcoa Corporation shareholders
	Common stock	Additional capital	Accumulated deficit	Accumulated other comprehensive loss	Non- controlling interest	Total equity
Balance at January 1, 2022	$2	$9,577	$(315)	$(4,592)	$1,612	$6,284
Net income	—	—	469	—	84	553
Other comprehensive (loss) income (G)	—	—	—	(482)	100	(382)
Stock-based compensation	—	9	—	—	—	9
Net effect of tax withholding for compensation plans and exercise of stock options	—	2	—	—	—	2
Repurchase of common stock		(54)	(21)			(75)
Dividends paid on Alcoa common stock ($0.10 per share)	—	—	(19)	—	—	(19)
Contributions	—	—	—	—	46	46
Distributions	—	—	—	—	(162)	(162)
Other	—	3	—	—	(2)	1
Balance at March 31, 2022	$2	$9,537	$114	$(5,074)	$1,678	$6,257

Balance at January 1, 2023	$2	$9,183	$(570)	$(3,539)	$1,513	$6,589
Net loss	—	—	(231)	—	(1)	(232)
Other comprehensive (loss) income (G)	—	—	—	(116)	15	(101)
Stock-based compensation	—	10	—	—	—	10
Net effect of tax withholding for compensation plans and exercise of stock options	—	(33)	—	—	—	(33)
Dividends paid on Alcoa common stock ($0.10 per share)	—	—	(18)	—	—	(18)
Contributions	—	—	—	—	86	86
Distributions	—	—	—	—	(6)	(6)
Other	—	2	—	—	(1)	1
Balance at March 31, 2023	$2	$9,162	$(819)	$(3,655)	$1,606	$6,296

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Notes to the Consolidated Financial Statements (unaudited)

(dollars in millions, except per-share amounts; metric tons in thousands (kmt))

A. Basis of Presentation – The interim Consolidated Financial Statements of Alcoa Corporation and its subsidiaries (Alcoa Corporation, Alcoa, or the Company) are unaudited. These Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The 2022 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which includes disclosures required by GAAP.

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

Principles of Consolidation. The Consolidated Financial Statements of Alcoa Corporation include the accounts of Alcoa Corporation and companies in which Alcoa Corporation has a controlling interest, including those that comprise the Alcoa World Alumina & Chemicals (AWAC) joint venture (see below). Intercompany transactions have been eliminated. The equity method of accounting is used for investments in affiliates and other joint ventures over which Alcoa Corporation has significant influence but does not have effective control. Investments in affiliates in which Alcoa Corporation cannot exercise significant influence are accounted for at cost less any impairment, a measurement alternative in accordance with GAAP.

AWAC is an unincorporated global joint venture between Alcoa Corporation and Alumina Limited and consists of several affiliated operating entities, which own, have an interest in, or operate the bauxite mines and alumina refineries within Alcoa Corporation’s Alumina segment (except for the Poços de Caldas mine and refinery, portions of the São Luís refinery, and investment in Mineração Rio do Norte S.A. (MRN) until its sale in April 2022, all in Brazil) and a portion (55%) of the Portland smelter (Australia) within Alcoa Corporation’s Aluminum segment. Alcoa Corporation owns 60% and Alumina Limited owns 40% of these individual entities, which are consolidated by the Company for financial reporting purposes and include Alcoa of Australia Limited (AofA), Alcoa World Alumina LLC (AWA), Alcoa World Alumina Brasil Ltda. (AWAB), and Alúmina Española, S.A. (Española). Alumina Limited’s interest in the equity of such entities is reflected as Noncontrolling interest on the accompanying Consolidated Balance Sheet.

B. Recently Adopted and Recently Issued Accounting Guidance

On January 1, 2023, the Company adopted Accounting Standard Update No. 2022-04 which requires a buyer in a supplier finance program to disclose qualitative and quantitative information about its supplier finance programs, including the key terms of the program, the amount of obligations outstanding at the end of the reporting period, a description of where those obligations are presented in the balance sheet, and effective January 1, 2024, a roll-forward of such amounts during the annual period. The adoption of this guidance resulted in enhanced disclosures regarding these programs (see Note R) and did not have a material impact on the Company's Consolidated Financial Statements.

C. Divestitures

In conjunction with the sale of its rolling mill located at Warrick Operations (Warrick Rolling Mill) in March 2021, the Company recorded estimated liabilities for site separation commitments. The Company recorded a charge of $17 in the first quarter of 2023 in Other expenses (income), net on the Statement of Consolidated Operations related to these commitments. In the first quarter of 2023 and 2022, the Company spent $14 and $2 against the reserve, respectively. The remaining balance of $49 is expected to be spent in 2023.

D. Restructuring and Other Charges, Net – In the first quarter of 2023, Alcoa Corporation recorded Restructuring and other charges, net, of $149 which were comprised of:

•
A charge of $101 for asset impairments and to establish reserves for environmental, demolition and employee severance costs related to the permanent closure of the Intalco (Washington) aluminum smelter;
•
A charge of $47 for increased reserves for certain employee obligations related to the updated agreement for the San Ciprián (Spain) aluminum smelter;
•
A charge of $1 for several other insignificant items.

In March 2023, Alcoa Corporation announced the closure of the previously curtailed Intalco aluminum smelter. The facility has been fully curtailed since 2020. Charges related to the closure totaled $117 in the first quarter of 2023 and included a charge of $16 for the write down of remaining inventories to net realizable value recorded in Cost of goods sold on the Statement of Consolidated Operations and a charge of $101 recorded in Restructuring and other charges, net on the Statement of Consolidated Operations. The restructuring charges were comprised of asset impairments of $50, environmental and demolition obligation reserves of $50, and severance and employee termination costs from the separation of approximately 12 employees of $1. Cash outlays related to the permanent closure of the site are expected to be approximately $85 over the next three years, with approximately $25 to be spent in 2023.

On February 3, 2023, the Company reached an updated agreement with the workers’ representatives to commence the restart process of the San Ciprián aluminum smelter in phases beginning in January 2024. Under the terms of the updated agreement, the Company is responsible for certain employee obligations during 2024 and 2025. As a result, the Company recorded charges of $47 in the first quarter of 2023 in Restructuring and other charges, net on the Statement of Consolidated Operations. Cash outlays related to these obligations are expected in 2024 and 2025.

In the first quarter of 2022, Alcoa Corporation recorded Restructuring and other charges, net, of $125 which were comprised of:

•
A charge of $77 for the offer made to the workers of the divested Avilés and La Coruña (Spain) facilities to settle various legal disputes related to the 2019 divestiture (see Note P);
•
A charge of $58 for an asset impairment related to the sale of the Company’s interest in MRN (see Note H); and
•
A net reversal of $9 for changes in estimated take-or-pay contract costs at the then closed Wenatchee (Washington) smelter and the closed Intalco smelter.

Alcoa Corporation does not include Restructuring and other charges, net in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

	First quarter ended March 31,
	2023	2022
Alumina (1)	$1	$58
Aluminum	146	68
Segment total	147	126
Corporate	2	(1)
Total Restructuring and other charges, net	$149	$125

(1)
Beginning in January 2023, the Company changed its operating segments, by combining the Bauxite and Alumina segments, and reported its financial results in the following two segments: (i) Alumina and (ii) Aluminum (see Note E).

Activity and reserve balances for restructuring charges were as follows:

	Severance and employee termination costs	Other costs	Total
Balance at December 31, 2021	$3	$90	$93
Restructuring and other charges, net	1	73	74
Cash payments	(2)	(37)	(39)
Reversals and other	(1)	(10)	(11)
Balance at December 31, 2022	1	116	117
Restructuring and other charges, net	1	48	49
Cash payments	—	(7)	(7)
Balance at March 31, 2023	$2	$157	$159

The activity and reserve balances include only Restructuring and other charges, net that impact the reserves for Severance and employee termination costs and Other costs. Restructuring and other charges, net that affected other liability accounts such as Investments (see Note H), Environmental remediation (see Note P), and Asset retirement obligations are excluded from the above activity and balances. Reversals and other includes reversals of previously recorded liabilities and foreign currency translation impacts.

The noncurrent portion of the reserve was $44 and $3 at March 31, 2023 and December 31, 2022, respectively.

E. Segment Information – Alcoa Corporation is a producer of bauxite, alumina, and aluminum products. Beginning in January 2023, the financial information provided to the chief operating decision maker (CODM) for the activities of the bauxite mines and the alumina refineries was combined, and accordingly the Company changed its operating segments. Beginning with the first quarter of 2023, the Company reported its financial results in the following two segments: (i) Alumina, and (ii) Aluminum. Segment information for all prior periods presented has been updated to reflect the new segment structure. Segment performance under Alcoa Corporation’s management reporting system is evaluated based on a number of factors; however, the primary measure of performance is the Adjusted EBITDA (Earnings before interest, taxes, depreciation, and amortization) of each segment. The Company calculates Segment Adjusted EBITDA as Total sales (third-party and intersegment) minus the following items: Cost of goods sold; Selling, general administrative, and other expenses; and Research and development expenses. Alcoa Corporation’s Adjusted EBITDA may not be comparable to similarly titled measures of other companies. The CODM function regularly reviews the financial information, including Sales and Adjusted EBITDA, of these two operating segments to assess performance and allocate resources.

The operating results of Alcoa Corporation’s reportable segments were as follows (differences between segment totals and consolidated amounts are in Corporate):

	Alumina	Aluminum	Total
First quarter ended March 31, 2023
Sales:
Third-party sales	$857	$1,810	$2,667
Intersegment sales	421	3	424
Total sales	$1,278	$1,813	$3,091
Segment Adjusted EBITDA	$103	$184	$287
Supplemental information:
Depreciation, depletion, and amortization	$77	$70	$147
Equity loss	$(17)	$(57)	$(74)
First quarter ended March 31, 2022
Sales:
Third-party sales	$898	$2,388	$3,286
Intersegment sales	413	7	420
Total sales	$1,311	$2,395	$3,706
Segment Adjusted EBITDA	$302	$713	$1,015
Supplemental information:
Depreciation, depletion, and amortization	$85	$69	$154
Equity income	$1	$39	$40

The following table reconciles total Segment Adjusted EBITDA to Consolidated net (loss) income attributable to Alcoa Corporation:

	First quarter ended March 31,
	2023	2022
Total Segment Adjusted EBITDA	$287	$1,015
Unallocated amounts:
Transformation(1)	(8)	(14)
Intersegment eliminations	(8)	100
Corporate expenses(2)	(30)	(29)
Provision for depreciation, depletion, and amortization	(153)	(160)
Restructuring and other charges, net (D)	(149)	(125)
Interest expense	(26)	(25)
Other (expenses) income, net (Q)	(54)	14
Other(3)	(39)	(13)
Consolidated (loss) income before income taxes	(180)	763
Provision for income taxes	(52)	(210)
Net loss (income) attributable to noncontrolling interest	1	(84)
Consolidated net (loss) income attributable to Alcoa Corporation	$(231)	$469

(1)
Transformation includes, among other items, the Adjusted EBITDA of previously closed operations.
(2)
Corporate expenses are composed of general administrative and other expenses of operating the corporate headquarters and other global administrative facilities, as well as research and development expenses of the corporate technical center.
(3)
Other includes certain items that are not included in the Adjusted EBITDA of the reportable segments.

The following table details Alcoa Corporation’s Sales by product division:

	First quarter ended March 31,
	2023	2022
Aluminum	$1,846	$2,447
Alumina	714	850
Energy	28	41
Bauxite	127	28
Other(1)	(45)	(73)
	$2,670	$3,293

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

The share information used to compute basic and diluted EPS attributable to Alcoa Corporation common shareholders was as follows (shares in millions):

	First quarter ended March 31,
	2023	2022
Net (loss) income attributable to Alcoa Corporation	$(231)	$469
Average shares outstanding – basic	178	184
Effect of dilutive securities:
Stock options	—	—
Stock units	—	4
Average shares outstanding – diluted	178	188

In the first quarter of 2023, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive. Had Alcoa generated net income in the first quarter of 2023, three million common share equivalents related to three million outstanding stock units and stock options combined would have been included in diluted average shares outstanding for the period.

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

G. Accumulated Other Comprehensive Loss

The following table details the activity of the three components that comprise Accumulated other comprehensive loss for both Alcoa Corporation’s shareholders and Noncontrolling interest:

	Alcoa Corporation		Noncontrolling interest
	First quarter ended March 31,		First quarter ended March 31,
	2023	2022	2023	2022
Pension and other postretirement benefits (M)
Balance at beginning of period	$62	$(882)	$(5)	$(13)
Other comprehensive (loss) income:
Unrecognized net actuarial loss and prior service cost/benefit	—	(7)	—	—
Tax benefit(2)	—	1	—	—
Total Other comprehensive loss before reclassifications, net of tax	—	(6)	—	—
Amortization of net actuarial loss and prior service cost/benefit(1)	4	28	—	1
Total amount reclassified from Accumulated other comprehensive loss, net of tax(6)	4	28	—	1
Total Other comprehensive income	4	22	—	1
Balance at end of period	$66	$(860)	$(5)	$(12)

Foreign currency translation
Balance at beginning of period	$(2,685)	$(2,614)	$(1,040)	$(937)
Other comprehensive income	2	326	15	98
Balance at end of period	$(2,683)	$(2,288)	$(1,025)	$(839)

Cash flow hedges (N)
Balance at beginning of period	$(916)	$(1,096)	$1	$(1)
Other comprehensive (loss) income:
Net change from periodic revaluations	(187)	(1,063)	—	1
Tax benefit(2)	38	153	—	—
Total Other comprehensive (loss) income before reclassifications, net of tax	(149)	(910)	—	1
Net amount reclassified to earnings:
Aluminum contracts(3)	61	110	—	—
Financial contracts(4)	(20)	—	—	—
Interest rate contracts(5)	1	4	—	—
Foreign exchange contracts(3)	(5)	—	—	—
Sub-total	37	114	—	—
Tax expense(2)	(10)	(34)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(6)	27	80	—	—
Total Other comprehensive (loss) income	(122)	(830)	—	1
Balance at end of period	$(1,038)	$(1,926)	$1	$—

Total Accumulated other comprehensive loss	$(3,655)	$(5,074)	$(1,029)	$(851)

(1)
These amounts were included in the computation of net periodic benefit cost for pension and other postretirement benefits (see Note M).
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

H. Investments – A summary of unaudited financial information for Alcoa Corporation’s equity investments is as follows (amounts represent 100% of investee financial information):

First quarter ended March 31, 2023	Saudi Arabia Joint Venture	Mining	Energy	Other
Sales	$600	$187	$58	$121
Cost of goods sold	682	103	27	113
Net (loss) income	(252)	24	24	(16)
Equity in net (loss) income of affiliated companies, before reconciling adjustments	(63)	11	9	(8)
Other	(12)	—	—	(7)
Alcoa Corporation’s equity in net (loss) income of affiliated companies	(75)	11	9	(15)

First quarter ended March 31, 2022
Sales	$897	$231	$62	$117
Cost of goods sold	616	146	30	107
Net income (loss)	155	49	23	(28)
Equity in net income (loss) of affiliated companies, before reconciling adjustments	39	14	9	(13)
Other	—	—	1	(4)
Alcoa Corporation’s equity in net income (loss) of affiliated companies	39	14	10	(17)

The results for the Saudi Arabia joint venture for the quarter ended March 31, 2023 include an adjustment to the estimate for an expected settlement of a dispute with an industrial utility for periods in 2021 and 2022. Alcoa’s share of this adjustment is $41 which is included in Other expenses (income), net on the Statement of Consolidated Operations for the quarter ended March 31, 2023. Alcoa’s total share of this dispute of $62 includes $21 that was recorded in the fourth quarter of 2022.

The Company’s basis in the ELYSISTM Limited Partnership (ELYSIS) as of March 31, 2023 and 2022, included in Other in the table above, has been reduced to zero for its share of losses incurred to date. As a result, the Company has $60 in unrecognized losses as of March 31, 2023 that will be recognized upon additional contributions into the partnership.

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

I. Receivables

On January 31, 2023, a wholly-owned special purpose entity (SPE) of the Company entered into a one-year agreement with a financial institution to sell up to $150 of certain customer receivables without recourse on a revolving basis. Company subsidiaries sell customer receivables to the SPE, which then transfers the receivables to the financial institution. The Company does not maintain effective control over the transferred receivables, and therefore accounts for the transfers as sales of receivables.

Alcoa Corporation guarantees the performance obligations of the Company subsidiaries and unsold customer receivables are pledged as collateral to the financial institution to secure the sold receivables. At March 31, 2023, the SPE held unsold customer receivables of $227 pledged as collateral against the sold receivables.

The Company continues to service the customer receivables that were transferred to the financial institution. As Alcoa collects customer payments, the SPE transfers additional receivables to the financial institution rather than remitting cash. In the first quarter of 2023, the Company sold gross customer receivables of $76, and reinvested collections of $23 from previously sold receivables, resulting in net cash proceeds from the financial institution of $53. Cash collections from previously sold receivables yet to be reinvested of $34 were included in Accounts payable, trade on the accompanying Consolidated Balance Sheet as of March 31, 2023. Cash received from sold receivables under the agreement are presented within operating activities in the Statement of Consolidated Cash Flows.

J. Inventories

	March 31, 2023	December 31, 2022
Finished goods	$402	$385
Work-in-process	335	350
Bauxite and alumina	603	584
Purchased raw materials	862	923
Operating supplies	193	185
	$2,395	$2,427

K. Goodwill

As a result of the January 2023 segment change, the Company reviewed the recoverability of the carrying value of goodwill of its Alumina reporting unit in the first quarter of 2023. The estimated fair value of the Alumina reporting unit substantially exceeded the reporting unit’s carrying value, resulting in no impairment.

Goodwill, which is included in Other noncurrent assets on the accompanying Consolidated Balance Sheet, was as follows:

	March 31, 2023	December 31, 2022
Alumina	$4	$4
Aluminum	—	—
Corporate(1)	141	141
	$145	$145

(1)
The carrying value of Corporate’s goodwill is net of accumulated impairment losses of $742 as of both March 31, 2023 and December 31, 2022. As of March 31, 2023, the $141 of goodwill reflected in Corporate is allocated to Alcoa Corporation’s Alumina reportable segment for purposes of impairment testing. This goodwill is reflected in Corporate for segment reporting purposes because it is not included in management’s assessment of performance by the reportable segment.

L. Debt

Short-term borrowings

Inventory Repurchase Agreement

In March 2023, the Company entered into an inventory repurchase agreement whereby the Company sold aluminum to a third party and agreed to subsequently repurchase substantially similar inventory. The Company did not record a sale upon shipment of the inventory and the cash received of $25 is recorded in Short-term borrowings within Other current liabilities on the Consolidated Balance Sheet. The inventory sold of $25 is pledged as collateral and is reflected in Prepaid expenses and other current assets on the Consolidated Balance Sheet.

The cash received under the inventory repurchase agreement is included in Cash provided from (used for) financing activities on the Statement of Consolidated Cash Flows for the quarter ended March 31, 2023.

Credit Facilities

Revolving Credit Facility

The Company has an unsecured $1,250 revolving credit and letter of credit facility in place for working capital and/or other general corporate purposes (the Revolving Credit Facility). The Revolving Credit Facility established on September 16, 2016 and amended and restated in 2022, is scheduled to mature in June 2027. Subject to the terms and conditions under the Revolving Credit Facility, the Company may borrow funds or issue letters of credit through its Alcoa Corporation or Alcoa Nederland Holding B.V. (ANHBV) legal entities. See Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K in Note M to the Consolidated Financial Statements for the year ended December 31, 2022 for more information on the Revolving Credit Facility.

As of March 31, 2023, the Company was in compliance with all covenants. The Company may access the entire amount of commitments under the Revolving Credit Facility. There were no borrowings outstanding at March 31, 2023 and December 31, 2022, and no amounts were borrowed during the first quarters ended March 31, 2023 and March 31, 2022 under the Revolving Credit Facility.

ANHBV Credit Facility

In April 2023, Alcoa Corporation and ANHBV, a wholly-owned subsidiary of Alcoa Corporation and the borrower, entered into a one-year unsecured revolving credit facility for $250 (available to be drawn in Japanese yen). The facility includes covenants that are substantially the same as those included in the Revolving Credit Facility. If Alcoa Corporation or ANHBV, as applicable, fails to have a rating of at least Ba1 from Moody’s Investor Service (Moody’s) and BB+ from Standard and Poor’s Global Ratings (S&P), then no lending party to this facility would have any commitment or obligation to lend to the borrower, ANHBV.

M. Pension and Other Postretirement Benefits

The components of net periodic benefit cost were as follows:

	Pension benefits		Other postretirement benefits
First quarter ended March 31,	2023	2022	2023	2022
Service cost	$2	$3	$1	$1
Interest cost(1)	31	27	6	4
Expected return on plan assets(1)	(39)	(44)	—	—
Recognized net actuarial loss(1)	7	28	1	4
Amortization of prior service cost(1)	—	—	(3)	(3)
Net periodic benefit cost	$1	$14	$5	$6

(1)
These amounts were reported in Other (expenses) income, net on the accompanying Statement of Consolidated Operations (see Note Q).

Funding and Cash Flows. It is Alcoa’s policy to fund amounts for defined benefit pension plans sufficient to meet the minimum requirements set forth in each applicable country's benefits laws and tax laws, including the Employee Retirement Income Security Act of 1974 (ERISA) for U.S. plans. From time to time, the Company contributes additional amounts as deemed appropriate.

Under ERISA regulations, a plan sponsor that establishes a pre-funding balance by making discretionary contributions to a U.S. defined benefit pension plan may elect to apply all or a portion of this balance toward its minimum required contribution obligations to the related plan in future years.

In the first quarter of 2023, management made such elections related to the Company’s U.S. plans and intends to do so for the remainder of 2023. As a result, Alcoa’s minimum required contribution to defined benefit pension plans in 2023 is estimated to be approximately $20, of which approximately $4 was contributed to non-U.S. plans during the first quarter of 2023.

In the first quarter of 2022, $4 was contributed to non-U.S. plans.

N. Derivatives and Other Financial Instruments

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

Alcoa Corporation’s aluminum and foreign exchange contracts are predominantly classified as Level 1 under the fair value hierarchy. All of the Level 1 contracts are designated as either fair value or cash flow hedging instruments (except as described below). Alcoa Corporation also has several derivative instruments classified as Level 3 under the fair value hierarchy, which are either designated as cash flow hedges or undesignated. Alcoa includes the changes in its equity method investee’s Level 2 derivatives in Accumulated other comprehensive loss in the accompanying Consolidated Balance Sheet.

The following tables present the detail for Level 1 and 3 derivatives (see additional Level 3 information in further tables below):

	March 31, 2023		December 31, 2022
	Assets	Liabilities	Assets	Liabilities
Level 1 derivative instruments	$49	$13	$84	$14
Level 3 derivative instruments	58	1,316	52	1,212
Total	$107	$1,329	$136	$1,226
Less: Current	106	213	134	200
Noncurrent	$1	$1,116	$2	$1,026

	2023		2022
First quarter ended March 31,	Unrealized loss recognized in Other comprehensive loss	Realized gain (loss) reclassed from Other comprehensive loss to earnings	Unrealized (loss) gain recognized in Other comprehensive loss	Realized loss reclassed from Other comprehensive loss to earnings
Level 1 derivative instruments	$(11)	$16	$(233)	$(6)
Level 3 derivative instruments	(174)	(52)	(837)	(104)
Noncontrolling and equity interest (Level 2)	(2)	(1)	7	(4)
Total	$(187)	$(37)	$(1,063)	$(114)

For the quarter ended March 31, 2023, the realized gain of $16 on Level 1 cash flow hedges was recognized in Sales. For the quarter ended March 31, 2022, the realized loss of $6 on Level 1 cash flow hedges was comprised of a $5 loss recognized in Sales and a $1 loss recognized in Cost of goods sold.

The following table presents the outstanding quantities of derivative instruments classified as Level 1:

	Classification	March 31, 2023	March 31, 2022
Aluminum (in kmt)	Commodity buy forwards	316	245
Aluminum (in kmt)	Commodity sell forwards	398	534
Foreign currency (in millions of euro)	Foreign exchange buy forwards	55	80
Foreign currency (in millions of Norwegian krone)	Foreign exchange buy forwards	256	—
Foreign currency (in millions of Brazilian real)	Foreign exchange buy forwards	1,047	1,323

Alcoa routinely uses Level 1 aluminum derivative instruments to manage exposures to changes in the fair value of firm commitments for the purchases or sales of aluminum. Additionally, Alcoa uses Level 1 aluminum derivative instruments to manage exposures to changes in the LME associated with the Alumar (Brazil) restart (expires December 2023) and the San Ciprián strike (expired October 2022).

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

Additional Level 3 Disclosures

The following table presents quantitative information related to the significant unobservable inputs described above for Level 3 derivative instruments (megawatt hours in MWh):

	March 31, 2023	Unobservable Input	Unobservable Input Range
Asset Derivatives
Financial contract (undesignated)	$56	Interrelationship of forward energy price, LME forward price and the Consumer Price Index	Electricity (per MWh)	2023: $51.49 2023: $85.09
			LME (per mt)	2023: $2,383
				2023: $2,451
Power contract	2	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2023: $2,383 2023: $2,411
			Midwest premium (per pound)	2023: $0.2525 2023: $0.2377
			Electricity	Rate of 2 million MWh per year
Total Asset Derivatives	$58
Liability Derivatives
Power contract	$239	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2023: $2,383 2027: $2,871
			Electricity	Rate of 4 million MWh per year
Power contracts	1,077	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2023: $2,383 2029: $2,965 2036: $3,261
			Midwest premium (per pound)	2023: $0.2525 2029: $0.2600 2036: $0.2600
			Electricity	Rate of 18 million MWh per year
Power contract (undesignated)	-	Estimated spread between the 30-year debt yield of Alcoa and the counterparty	Credit spread	1.26%: 30-year debt yield spread 6.47%: Alcoa (estimated) 5.21%: counterparty
Total Liability Derivatives	$1,316

In addition to the instruments presented above, Alcoa had a financial contract that expired on February 28, 2023 that was designated as a cash flow hedge of forward sales of power.

The fair values of Level 3 derivative instruments recorded in the accompanying Consolidated Balance Sheet were as follows:

Asset Derivatives	March 31, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Current—financial contract	$—	$20
Current—power contract	2	—
Total derivatives designated as hedging instruments	$2	$20
Derivatives not designated as hedging instruments:
Current—financial contract	$56	$32
Total derivatives not designated as hedging instruments	$56	$32
Total Asset Derivatives	$58	$52
Liability Derivatives
Derivatives designated as hedging instruments:
Current—power contracts	$209	$195
Noncurrent—power contracts	1,107	1,017
Total derivatives designated as hedging instruments	$1,316	$1,212
Total Liability Derivatives	$1,316	$1,212

Assuming market rates remain constant with the rates at March 31, 2023, a realized loss of $209 related to power contracts is expected to be recognized in Sales over the next 12 months.

At March 31, 2023 and December 31, 2022, the power contracts with embedded derivatives designated as cash flow hedges hedge forecasted aluminum sales of 1,627 kmt and 1,683 kmt, respectively.

The following tables present the reconciliation of activity for Level 3 derivative instruments:

	Assets
First quarter ended March 31, 2023	Power contracts	Financial contracts
January 1, 2023	$—	$52
Total gains or losses included in:
Sales (realized)	2	—
Cost of goods sold (realized)	—	(20)
Other income, net (unrealized/realized)	—	26
Other	—	(2)
March 31, 2023	$2	$56
Change in unrealized gains or losses included in earnings for derivative instruments held at March 31, 2023:
Other income, net	$—	$(26)

Liabilities
First quarter ended March 31, 2023	Power contracts
January 1, 2023	$1,212
Total gains or losses included in:
Sales (realized)	(70)
Other comprehensive loss (unrealized)	174
March 31, 2023	$1,316

There were no purchases, sales, or settlements of Level 3 derivative instruments in the periods presented.

Other Financial Instruments

The carrying values and fair values of Alcoa Corporation’s other financial instruments were as follows:

	March 31, 2023		December 31, 2022
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$1,138	$1,138	$1,363	$1,363
Restricted cash	113	113	111	111
Short-term borrowings	25	25	—	—
Long-term debt due within one year	1	1	1	1
Long-term debt, less amount due within one year	1,806	1,773	1,806	1,744

The following methods were used to estimate the fair values of other financial instruments:

Cash and cash equivalents and Restricted cash. The carrying amounts approximate fair value because of the short maturity of the instruments. The fair value amounts for Cash and cash equivalents and Restricted cash were classified in Level 1 of the fair value hierarchy.

Short-term borrowings and Long-term debt, including amounts due within one year. The fair value of Long-term debt, less amounts due within one year was based on quoted market prices for public debt and on interest rates that are currently available to Alcoa Corporation for issuance of debt with similar terms and maturities for non-public debt. The fair value amounts for all Short-term borrowings and Long-term debt were classified in Level 2 of the fair value hierarchy.

O. Income Taxes – Alcoa Corporation’s estimated annualized effective tax rate (AETR) for 2023 as of March 31, 2023 differs from the U.S. federal statutory rate of 21% primarily due to foreign jurisdictions with higher statutory tax rates in addition to losses in certain jurisdictions with full valuation allowances resulting in no tax benefit.

	Three months ended March 31,
	2023	2022
(Loss) income before income taxes	$(180)	$763
Estimated annualized effective tax rate	141.4%	26.4%
Income tax (benefit) expense	$(255)	$202
Unfavorable tax impact related to losses in jurisdictions with no tax benefit	305	7
Discrete tax expense	2	1
Provision for income taxes	$52	$210

The Company’s subsidiaries in Iceland have a full valuation allowance recorded against deferred tax assets, which was established in 2015 and 2017, as the Company believes it is more likely than not that these tax benefits will not be realized. If current market conditions were to continue or improve, management may conclude that Iceland’s deferred tax assets may be realized, resulting in a future reversal of the valuation allowance, generating a non-cash benefit in the period recorded. Iceland’s net deferred tax assets, excluding the valuation allowance, were $103 as of March 31, 2023.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (IRA), which includes a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases after December 31, 2022, and several tax incentives to promote clean energy. As a result of the provisions of the IRA, we will incur an excise tax of 1% for any common stock repurchases made subsequent to December 31, 2022, which will be reflected in the cost of purchasing the underlying shares. The minimum corporate tax will not have an impact on the Company for 2023.

The IRA contains a number of tax credits and other incentives for investments in renewable energy production, carbon capture, and other climate actions, as well as the production of critical minerals. These provisions may result in an incremental benefit to the Company. However, given the complexity and uncertainty around the applicability of the incentives to our specific facts and circumstances, we continue to analyze the IRA provisions and seek clarity from relevant government entities to identify and quantify potential opportunities and applicable benefits included in the legislation. At this time the applicability of those provisions to the Company’s specific facts and circumstances are uncertain, and an estimate of those benefits has not been recorded.

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

Alcoa Corporation’s environmental remediation reserve balance reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. The following table details the changes in the carrying value of recorded environmental remediation reserves:

Balance at December 31, 2021	$309
Liabilities incurred	32
Cash payments	(26)
Reversals of previously recorded liabilities	(30)
Foreign currency translation and other	(1)
Balance at December 31, 2022	284
Liabilities incurred	14
Cash payments	(7)
Reversals of previously recorded liabilities	(1)
Foreign currency translation and other	1
Balance at March 31, 2023	$291

At March 31, 2023 and December 31, 2022, the current portion of the environmental remediation reserve balance was $61 and $58, respectively.

In the first quarter of 2023, the Company incurred liabilities of $14 primarily related to the closure of the previously curtailed Intalco aluminum smelter, which was recorded in Restructuring and other charges, net on the accompanying Statement of Consolidated Operations (see Note D). Payments related to remediation expenses applied against the reserve were $7 in the first quarter of 2023. These amounts include mandated expenditures as well as those not required by any regulatory authority or third party. Further, the Company recorded a reversal of a reserve of $1 due to the determination that certain remaining site remediation is no longer required.

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

The estimated timing of cash outflows on the environmental remediation reserve at March 31, 2023 is as follows:

2023 (excluding the three months ended March 31, 2023)	$53
2024 - 2028	178
Thereafter	60
Total	$291

Reserve balances at March 31, 2023 and December 31, 2022, associated with significant sites with active remediation underway or for future remediation were $234 and $234, respectively. In management’s judgment, the Company’s reserves are sufficient to satisfy the provisions of the respective action plans. Upon changes in facts or circumstances, a change to the reserve may be required. The Company’s significant sites include:

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

Ferndale, Washington—The reserve associated with the 2023 closure of the Intalco aluminum smelter in Ferndale, Washington is for below grade site remediation and five years of post-closure maintenance and monitoring. The final remediation plan is under review but is expected to be completed in three years.

Other Sites—The Company is in the process of decommissioning various other plants and remediating sites in several countries for potential redevelopment or to return the land to a natural state. In aggregate, there are remediation projects at 32 other sites that are planned or underway. These activities will be completed at various times in the future with the latest expected to be in 2026, after which ongoing monitoring and other activities may be required. At March 31, 2023 and December 31, 2022, the reserve balance associated with these activities was $57 and $50, respectively.

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

On April 29, 2022, AofA filed proceedings in the Australian Administrative Appeals Tribunal (AAT) against the ATO to contest the Notices, a process which could last several years. The AAT held the first directions hearing on July 25, 2022 ordering AofA to file its evidence and related materials by November 4, 2022, ATO to file its materials by April 14, 2023 and AofA to file reply materials by May 26, 2023. AofA filed its evidence and related materials on November 4, 2022. The ATO did not file its materials by April 14, 2023. The ATO has sought an extension of time to file its materials, which will be determined at a directions hearing on May 17, 2023. The Company maintains that the sales subject to the ATO’s review, which were ultimately sold to Aluminium Bahrain B.S.C., were the result of arm’s length transactions by AofA over two decades and were made at arm’s length prices consistent with the prices paid by other third-party alumina customers.

In accordance with the ATO’s dispute resolution practices, AofA paid 50% of the assessed income tax amount exclusive of interest and any penalties, or approximately $74 (A$107), during the third quarter 2020, and the ATO is not expected to seek further payment prior to final resolution of the matter. If AofA is ultimately successful, any amounts paid to the ATO as part of the 50% payment would be refunded. AofA funded the payment with cash on hand and recorded the payment within Other noncurrent assets as a noncurrent prepaid tax asset; the related March 31, 2023 balance is $72 (A$107).

Further interest on the unpaid tax will continue to accrue during the dispute. The initial interest assessment and the additional interest accrued are deductible against taxable income by AofA but would be taxable as income in the year the dispute is resolved if AofA is ultimately successful. AofA applied this deduction beginning in the third quarter of 2020, reducing cash tax payments. At March 31, 2023 and December 31, 2022, total reductions in cash tax payments were $179 (A$268) and $174 (A$260), respectively, and are reflected within Other noncurrent liabilities and deferred credits as a noncurrent accrued tax liability.

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

Other

Spain—In July 2019, the Company completed the divestiture of the Avilés and La Coruña aluminum facilities to PARTER Capital Group AG (PARTER) in a sale process endorsed by the Spanish government and supported by the workers’ representatives following a collective dismissal process.

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

In the first quarter of 2022, the Company recorded a charge of $77 in Restructuring and other charges, net to reflect its estimate for the agreement reached with the workers of the divested Avilés and La Coruña facilities to settle various legal disputes related to the 2019 divestiture.

In April 2022, the Company received unanimous acceptance of an offer made to all active workers of the divested Avilés and La Coruña facilities and a Global Settlement Agreement (GSA) was fully executed. The Company expects to make cash payments in 2023 upon completion of certain administrative and judicial approvals.

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

Q. Other Financial Information

Other Expenses (Income), Net

	First quarter ended March 31,
	2023	2022
Equity loss (gain)	$95	$(18)
Foreign currency (gains) losses, net	(16)	12
Net loss from asset sales	14	1
Net gain on mark-to-market derivative instruments	(26)	(15)
Non-service costs – pension and other postretirement benefits	3	16
Other	(16)	(10)
	$54	$(14)

Other Noncurrent Assets

	March 31, 2023	December 31, 2022
Gas supply prepayment	$303	$311
Value added tax credits	301	294
Prepaid gas transmission contract	286	285
Deferred mining costs, net	163	161
Prepaid pension benefit	152	146
Goodwill	145	145
Noncurrent prepaid tax asset	72	72
Noncurrent restricted cash	55	56
Intangibles, net	30	29
Other	98	94
	$1,605	$1,593

Cash and Cash Equivalents and Restricted Cash

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$1,138	$1,363
Current restricted cash	58	55
Noncurrent restricted cash	55	56
	$1,251	$1,474

R. Supplier Finance Programs

As of March 31, 2023, the Company has various supplier finance programs with third-party financial institutions that are made available to suppliers to facilitate payment term negotiations. Under the terms of these agreements, suppliers may elect to participate to receive payment in advance of the payment date from third-party financial institutions for qualifying invoices. Alcoa’s obligations to its suppliers, including amounts due and payment terms, are not impacted by its suppliers’ participation in these programs. The Company does not pledge any assets as security or provide any guarantees beyond payment of outstanding invoices at maturity under these arrangements. The Company does not pay fees to the financial institutions under these arrangements. At March 31, 2023 and December 31, 2022, qualifying supplier invoices outstanding under these programs were $131 and $185, respectively, and have payment terms ranging from 50 to 110 days. These obligations are included in Accounts payable, trade on the accompanying Consolidated Balance Sheet.

S. Subsequent Events

In April 2023, the Company purchased group annuity contracts to transfer the obligation to pay the remaining retirement benefits of approximately 500 retirees and beneficiaries from certain Canadian defined benefit pension plans to an insurance company. The transfer of approximately $235 in both plan obligations and plan assets was completed on April 18, 2023. As a result, Alcoa will record a non-cash settlement loss of approximately $18 ($13 after-tax) in Restructuring and other charges, net on the Statement of Consolidated Operations in the second quarter of 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per-share amounts, average realized prices, and average cost amounts; metric tons in thousands (kmt); dry metric tons in millions (mdmt))

Business Update

During the first quarter of 2023, in response to challenges in operations and market conditions, Alcoa reduced operating levels at some operations and continued work to increase production at others, while maintaining a focus on operational stability and consistent improvement. Additionally, in Western Australia, Alcoa continues to work with relevant government bodies to support its annual mine plans approvals processes.

On March 25, 2023, a ship-to-shore conveyance system at the Alumar (Brazil) refinery failed, temporarily halting bauxite discharge at the Alumar port. The Alumar refinery operated on existing inventory until initial repairs were completed on April 8, 2023. The pier was not damaged and could still berth vessels.

The Company announced the closure of the previously curtailed Intalco aluminum smelter after evaluating various options for the asset in March 2023. The facility has been fully curtailed since 2020.

In March 2023, the Company reduced production at the Portland smelter to approximately 75 percent of the site’s annual capacity of 197 kmt (Alcoa share) due to instability and challenges related to the production of rodded anodes. The site has since regained operational stability and continues to operate at approximately 75 percent of its capacity.

In February 2023, the Company reached an updated agreement with the workers’ representatives of the San Ciprián aluminum smelter to commence the restart process in phases beginning in January 2024. Alcoa plans that all pots will be restarted by October 1, 2025, and from October 1, 2025 until the end of 2026, the minimum production will be 75 percent of the annual capacity of 228 kmt. The updated agreement includes increased investments in the facility and protections for the workforce.

In January 2023, in response to a state-wide shortage of natural gas from key suppliers in Western Australia, the Company reduced production at the Kwinana (Australia) refinery by taking offline one of five digesters. While the supply of natural gas has improved, the Company has decided to keep the one digester offline (see below).

The Company continues to progress the restart of the Alumar smelter in São Luís, Brazil reaching approximately 60 percent of the site’s total annual capacity of 268 kmt (Alcoa share) during the first quarter of 2023.

Australia Mine Plan Approvals

In Australia, the Company seeks annual approvals from the Western Australian State Government for a rolling five-year mine plan and related forest clearing activities that are needed to sustain bauxite mining at the Huntly and Willowdale mines. This bespoke annual mine approvals process is currently taking longer than it has historically due to increased expectations related to transitioning to a modernized approvals framework. During the first quarter of 2023, the Company continued to work with relevant state government agencies to support the annual process.

Beginning in April 2023, Alcoa began mining lower grade bauxite in areas already permitted under existing approvals at Huntly (that supplies the Pinjarra and Kwinana refineries). The reduction in grade will extend the ore supply and provide more time to work through the approvals process. Alcoa plans to continue to mine lower grade bauxite in these areas, which impacts the refineries by increasing caustic, energy, and bauxite usages and decreasing alumina output.

Additionally, the Company’s future and existing mine plans have been referred by a third party to the Western Australian Environmental Protection Authority (WA EPA) for potential assessment. Alcoa is responding to inquiries from the WA EPA to support the authority’s consideration of whether the referrals are valid and should be assessed. The referrals are expected to further delay the annual mine approvals process and because of the lead time required to deploy new mine plans, bauxite grade impacts are expected to continue until at least the first quarter of 2024.

The Kwinana refinery has been operating four of its five digesters since January 2023 in response to a state-wide shortage of natural gas from key suppliers in Western Australia. On April 19, 2023, the Company announced its decision to keep the one digester offline due to the prolonged annual mine plan approvals process.

Other Matters

In April 2023, the Company purchased group annuity contracts to transfer approximately $235 of pension obligations and assets associated with defined benefit pension plans for certain Canadian retirees and beneficiaries. The transfer, which required no cash funding from Alcoa, reduces the risk from volatility in pension plan obligations and continues to meet commitments to retirees and beneficiaries.

The results for the Company’s Ma’aden Aluminum joint venture for the quarter ended March 31, 2023 include an adjustment to the estimate for an expected settlement of a dispute with an industrial utility for periods in 2021 and 2022. Alcoa’s share of this adjustment is $41 which is included in Other expenses (income), net on the Statement of Consolidated Operations for the quarter ended March 31, 2023. Alcoa’s total share of this dispute of $62 includes $21 that was recorded in the fourth quarter of 2022.

The Company paid a quarterly cash dividend of $0.10 per share of the Company’s common stock in March 2023, totaling $18.

See the below sections for additional details on the above-described actions.

Results of Operations

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the quarterly and year-to-date periods outlined in the table below.

Selected Financial Data:

	Quarter ended		Three months ended
	Sequential		Year-to-date
Statement of Operations	March 31, 2023	December 31, 2022	March 31, 2023	March 31, 2022
Sales	$2,670	$2,663	$2,670	$3,293
Cost of goods sold (exclusive of expenses below)	2,404	2,596	2,404	2,181
Selling, general administrative, and other expenses	54	64	54	44
Research and development expenses	10	9	10	9
Provision for depreciation, depletion, and amortization	153	147	153	160
Restructuring and other charges, net	149	(6)	149	125
Interest expense	26	26	26	25
Other expenses (income), net	54	67	54	(14)
Total costs and expenses	2,850	2,903	2,850	2,530
(Loss) income before income taxes	(180)	(240)	(180)	763
Provision for income taxes	52	180	52	210
Net (loss) income	(232)	(420)	(232)	553
Less: Net (loss) income attributable to noncontrolling interest	(1)	(25)	(1)	84
Net (loss) income attributable to Alcoa Corporation	$(231)	$(395)	$(231)	$469

	Quarter ended		Three months ended
Selected Financial Metrics	March 31, 2023	December 31, 2022	March 31, 2023	March 31, 2022
Diluted (loss) income per share attributable to Alcoa Corporation common shareholders	$(1.30)	$(2.24)	$(1.30)	$2.49
Third-party shipments of alumina (kmt)	1,929	2,210	1,929	2,277
Third-party shipments of aluminum (kmt)	600	641	600	634
Average realized price per metric ton of alumina	$371	$342	$371	$375
Average realized price per metric ton of aluminum	$3,079	$2,889	$3,079	$3,861
Average Alumina Price Index (API)(1)	$346	$324	$346	$373
Average London Metal Exchange (LME) 15-day lag(2)	$2,379	$2,295	$2,379	$3,147

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

Overview

Sequential period comparison

Net (loss) income attributable to Alcoa Corporation increased $164 primarily as a result of:

•
Absence of a charge to tax expense to record a valuation allowance against the deferred tax assets of Alcoa Alumínio (Alumínio)
•
Higher average realized prices of aluminum and alumina
•
Lower energy costs, primarily in Europe
•
Favorable mark-to-market results on derivative instruments

Partially offset by:

•
Higher restructuring charges
•
Decrease in equity earnings
•
Unfavorable currency impacts

Year-to-date comparison

Net (loss) income attributable to Alcoa Corporation decreased $700 primarily as a result of:

•
Lower average realized prices of aluminum and alumina
•
Higher costs primarily associated with maintenance, direct material usage and labor
•
Higher raw material costs due to inflation pressures

Partially offset by:

•
Favorable currency impacts

Sales

Sequential period comparison

Sales increased $7 primarily as a result of:

•
Higher average realized prices of aluminum and alumina
•
Higher volumes and price from bauxite offtake and supply agreements

Partially offset by:

•
Lower shipments across both segments
•
Lower trading activities

Year-to-date comparison

Sales decreased $623 primarily as a result of:

•
Lower average realized prices of aluminum and alumina
•
Lower trading activities
•
Lower shipments across both segments
•
Decrease in value add product sales

Partially offset by:

•
Higher volumes and price from bauxite offtake and supply agreements

Cost of goods sold

Sequential period comparison

Cost of goods sold as a percentage of sales decreased 7% primarily as a result of:

•
Higher average realized prices of aluminum and alumina
•
Lower energy costs, primarily in Europe
•
Absence of charges to establish reserves for impoundments

Year-to-date comparison

Cost of goods sold as a percentage of sales increased 24% primarily as a result of:

•
Lower average realized prices of aluminum and alumina
•
Higher costs primarily associated with maintenance, direct material usage and labor
•
Higher raw material costs due to inflation pressures

Selling, general administrative, and other expenses

Sequential period comparison

Selling, general administrative, and other expenses decreased $10 primarily as a result of:

•
Lower contract services and information technology services

Year-to-date comparison

Selling, general administrative, and other expenses increased $10 primarily as a result of:

•
Higher labor, contract services and information technology services

Provision for depreciation, depletion, and amortization

Sequential period comparison

Depreciation increased $6 primarily as a result of:

•
Higher depreciation at the Juruti (Brazil) mine primarily due to the completion of a mine move in the first quarter of 2023

Year-to-date comparison

Depreciation decreased $7 primarily as a result of:

•
Lower depreciation in Brazil for mine reclamation and bauxite residue storage asset retirement obligations
•
Favorable currency impacts

Partially offset by:

•
Higher depreciation at the Juruti mine primarily due to the completion of a mine move in the first quarter of 2023

Interest expense

Interest expense did not fluctuate in comparison to the fourth quarter of 2022 and increased $1 in comparison to the first quarter of 2022.

Other expenses (income), net

Sequential period comparison

Other expenses (income), net was $54 in the first quarter of 2023 compared with $67 in the fourth quarter of 2022. The favorable change of $13 was primarily a result of:

•
Mark-to-market results on derivative instruments due to higher power prices in the current quarter
•
Lower pension expense primarily due to a decrease in recognized net actuarial losses and the expected return on assets
•
Favorable currency impacts

Partially offset by:

•
Decrease in equity earnings from the Ma’aden aluminum joint venture primarily due to increased charges for an expected utility settlement and lower shipments
•
Higher ELYSIS capital contributions, which triggered loss recognition
•
Additional costs related to site separation commitments associated with the Warrick Rolling Mill sale

Year-to-date comparison

Other expenses (income), net was $54 in the first quarter of 2023 compared with $(14) in the first quarter of 2022. The unfavorable change of $68 was primarily a result of:

•
Decrease in equity earnings from the Ma’aden aluminum joint venture primarily due to a charge for an expected utility settlement, lower shipments and lower aluminum prices
•
Decrease in equity earnings from the Ma’aden bauxite and alumina joint venture primarily due to lower shipments, lower alumina prices and higher raw material costs
•
Additional costs related to site separation commitments associated with the Warrick Rolling Mill sale

Partially offset by:

•
Favorable currency impacts primarily due to the U.S. dollar strengthening against the Brazilian real, Norwegian krone, and euro
•
Lower pension expense primarily due to a decrease in recognized net actuarial losses
•
Mark-to-market results on derivative instruments due to higher power prices in the current year

Restructuring and other charges, net

Sequential period comparison

In the first quarter of 2023, Restructuring and other charges, net of $149 primarily related to:

•
$101 for the permanent closure of the previously curtailed Intalco aluminum smelter
•
$47 for the updated agreement for the restart of the San Ciprián aluminum smelter

In the fourth quarter of 2022, Restructuring and other charges, net of $(6) primarily related to:

•
$(6) of net environmental and asset retirement obligation reserve reversals due to lower costs for demolition and remediation at previously closed sites

Year-to-date comparison

In the three-month period of 2023, Restructuring and other charges, net of $149 primarily related to:

•
$101 for the permanent closure of the previously curtailed Intalco aluminum smelter
•
$47 for the updated restart agreement for the San Ciprián aluminum smelter

In the three-month period of 2022, Restructuring and other charges, net of $125 primarily related to:

•
$77 for the offer made to the workers of the divested Avilés and La Coruña facilities to settle various legal disputes related to the 2019 divestiture
•
$58 for an asset impairment related to the sale of the Company’s interest in the MRN mine

Partially offset by:

•
$11 for changes in estimated take-or-pay contract costs at the closed Wenatchee smelter

Provision for income taxes

Sequential period comparison

The Provision for income taxes in the first quarter of 2023 was $52 on a loss before taxes of $(180) or (28.9)%. In comparison, the fourth quarter of 2022 Provision for income taxes was $180 on a loss before taxes of $(240) or (75)%.

The decrease in tax expense of $128 is primarily attributable to the full valuation allowance of $217 recorded against the deferred tax assets of Alumínio and a charge of $30 primarily to write off the deferred tax assets of Alcoa Norway ANS due to a legal entity restructuring recorded in the fourth quarter of 2022. This decrease was partially offset by a tax benefit of $33 recognized in the fourth quarter of 2022 due to changes in the utilization of the tax holiday rate in AWAB. Additionally, the decrease in tax expense was partially offset by higher income in the first quarter of 2023 in the jurisdictions where the Company pays taxes.

Year-to-date comparison

The Provision for income taxes in the three-month period of 2023 was $52 on a loss before taxes of $(180) or (28.9)%. In comparison, the three-month period of 2022 Provision for income taxes was $210 on income before taxes of $763 or 27.5%. The decrease in tax expense is primarily attributable to lower income in the jurisdictions where it pays taxes.

Noncontrolling interest

Sequential period comparison

Net (loss) income attributable to noncontrolling interest was $(1) in the first quarter of 2023 compared with $(25) in the fourth quarter of 2022. These amounts are entirely related to Alumina Limited’s 40% ownership interest in several affiliated operating entities.

The change is primarily a result of higher average realized prices of alumina, higher other income primarily due to favorable mark-to-market results on derivative instruments in the current quarter, lower restructuring charges primarily due to the absence of charges for additional environmental and asset retirement related reserves at previously closed sites, partially offset by higher taxes.

Year-to-date comparison

Net (loss) income attributable to noncontrolling interest was $(1) in the three-month period of 2023 compared with $84 in the three-month period of 2022. These amounts are entirely related to Alumina Limited’s 40% ownership interest in several affiliated operating entities.

The change is primarily a result of lower average realized prices of alumina and higher raw material costs, higher elimination of intercompany profit in inventory, and a decrease in equity earnings from the Ma'aden bauxite and alumina joint venture, partially offset by lower taxes, and lower restructuring charges primarily due to the absence of the asset impairment related to the sale of the Company’s interest in the MRN mine.

Segment Information

Alcoa Corporation is a producer of bauxite, alumina, and aluminum products. In January 2023, the financial information provided to the CODM for the activities of the bauxite mines and the alumina refineries was combined, and accordingly the Company changed its operating segments. Beginning in the first quarter of 2023, the Company’s operations consist of two worldwide reportable segments: Alumina and Aluminum. Segment information for all prior periods presented was updated to reflect the new segment structure.

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

Alumina

Business Update. The average API of $346 per metric ton trended favorably sequentially reflecting a 7% increase. Compared to the three-month period of 2022, the average API trended unfavorably, reflecting a 7% decrease year-over-year.

In January 2023, in response to a state-wide shortage of natural gas from key suppliers in Western Australia, the Company reduced production at the Kwinana refinery by decreasing process flows and taking offline one of five digesters. While the supply of natural gas has improved, on April 19, 2023, the Company announced its decision to keep the one digester offline due to the prolonged annual mine plan approvals process.

On March 25, 2023, a ship-to-shore conveyance system at the Alumar refinery failed, temporarily halting bauxite discharge at the Alumar port. The Alumar refinery operated on existing inventory until initial repairs were completed on April 8, 2023. The pier was not damaged and could still berth vessels.

Mining operations are relocated periodically in support of optimizing the value extracted from bauxite reserves. In the first quarter of 2023, the Company completed the process of moving the Juruti mining operations and incurred $4 related to the mining operation relocation.

Capacity. The Alumina segment had a base capacity of 13,843 kmt with 1,452 kmt of curtailed refining capacity. In the first quarter of 2023, curtailed capacity increased 438 kmt, due to the reduction in production at the Kwinana refinery (see above).

Total alumina shipments include metric tons that were not produced by the Alumina segment. Such alumina was purchased to satisfy certain customer commitments. The Alumina segment bears the risk of loss of the purchased alumina until control of the product has been transferred to this segment’s customers. Additionally, operating costs in the table below includes all production related costs: raw materials consumed; conversion costs, such as labor, materials, and utilities; depreciation and amortization; and plant administrative expenses.

	Quarter ended		Three months ended
	March 31, 2023	December 31, 2022	March 31, 2023	March 31, 2022
Bauxite production (mdmt)	9.9	10.6	9.9	11.0
Third-party bauxite shipments (mdmt)	1.9	1.1	1.9	0.8
Alumina production (kmt)	2,755	3,017	2,755	3,209
Third-party alumina shipments (kmt)	1,929	2,210	1,929	2,277
Intersegment alumina shipments (kmt)	1,039	1,029	1,039	940
Total alumina shipments (kmt)	2,968	3,239	2,968	3,217
Third-party bauxite sales	$136	$68	$136	$43
Third-party alumina sales	721	756	721	855
Total segment third-party sales	$857	$824	$857	$898
Intersegment alumina sales	421	400	421	413
Total sales	$1,278	$1,224	$1,278	$1,311
Segment Adjusted EBITDA	$103	$50	$103	$302
Average realized third-party price per metric ton of alumina	$371	$342	$371	$375
Operating costs	$1,174	$1,157	$1,174	$1,022
Average cost per metric ton of alumina shipped	$396	$357	$396	$318

Production

Sequential period comparison

Alumina production decreased 9% primarily as a result of:

•
Reduced production at certain of the Australian refineries due to a state-wide shortage of natural gas
•
Reduced production at the Kwinana refinery due to the partial curtailment during the first quarter of 2023
•
Decreased production at the San Ciprián refinery as the refinery is operating at 35 to 50 percent of capacity

Year-to-date comparison

Alumina production decreased 14% primarily as a result of:

•
Decreased production at the San Ciprián refinery due the curtailment of capacity in the third quarter of 2022
•
Decreased production at the Kwinana refinery due to the impact of the partial curtailment in the first quarter of 2023

Third-party sales

Sequential period comparison

Third-party sales increased $33 primarily as a result of:

•
Higher volumes and price from bauxite offtake and supply agreements primarily caused by the shift to third-party sales due to reduced production at the San Ciprián refinery
•
Higher average realized price of $29/ton principally driven by a higher average API
•
Favorable currency impacts

Partially offset by:

•
Lower shipments of alumina primarily due to decreased production at certain of the Australian refineries and the San Ciprián refinery

Year-to-date comparison

Third-party sales decreased $41 primarily as a result of:

•
Lower shipments of alumina due to decreased production at the San Ciprián refinery and at certain of the Australian refineries
•
Lower average API

Partially offset by:

•
Higher volumes and price from bauxite offtake and supply agreements primarily caused by the shift to third-party sales due to reduced production at the San Ciprián refinery
•
Favorable currency impacts

Intersegment sales

Sequential period comparison

Intersegment sales increased $21 primarily as a result of:

•
Higher average realized prices on sales to the Aluminum segment
•
Higher alumina shipments due to increased demand from the Aluminum segment

Year-to-date comparison

Intersegment sales increased $8 primarily as a result of:

•
Higher alumina shipments primarily due to the Alumar smelter restart

Partially offset by:

•
Lower average realized prices on sales to the Aluminum segment

Segment Adjusted EBITDA

Sequential period comparison

Segment Adjusted EBITDA increased $53 primarily as a result of:

•
Higher average realized price of $29/ton principally driven by a higher average API
•
The absence of higher costs associated with impoundments

Partially offset by:

•
Unfavorable currency impacts

Year-to-date comparison

Segment Adjusted EBITDA decreased $199 primarily as a result of:

•
Higher costs primarily associated with maintenance and direct material usage
•
Lower average API
•
Unfavorable raw material costs primarily on higher market prices for caustic

Partially offset by:

•
Favorable currency impacts

Forward Look. For the second quarter in comparison to the first quarter of 2023, the Alumina segment anticipates unfavorable raw material and energy usages due to operating the Kwinana and Pinjarra refineries with a lower bauxite grade. In addition, increased maintenance and impacts associated with the Alumar conveyor system recovery are expected to be partially offset by favorable raw material and energy prices.

The Company expects total alumina 2023 shipments to remain unchanged from the prior projection, ranging between 12.7 and 12.9 million metric tons.

Aluminum

Business Update. Aluminum prices increased sequentially with LME prices on a 15-day lag averaging $2,379 per metric ton in the first quarter of 2023. The Aluminum segment also experienced lower energy and raw material costs during the first quarter of 2023.

In March 2023, Alcoa announced the closure of 279 kmt of previously curtailed capacity at the Intalco aluminum smelter. Charges related to the closure totaled $117 in the first quarter of 2023 and included a charge of $16 for the write down of remaining inventories to net realizable value recorded in Cost of goods sold on the Statement of Consolidated Operations and a charge of $101 recorded in Restructuring and other charges, net on the Statement of Consolidated Operations. The restructuring charges were comprised of $50 of asset impairments, $50 to establish reserves related to environmental and demolition obligations, and $1 of severance and employee termination costs. Cash outlays related to the permanent closure of the site are expected to be approximately $85 over the next three years, with approximately $25 to be spent in 2023.

In March 2023, the Company reduced production at the Portland smelter to approximately 75 percent of the site’s total annual capacity of 197 kmt (Alcoa share) due to instability and challenges related to the production of rodded anodes. The Company has regained operational stability at the site and continues to operate at approximately 75 percent of its capacity.

On February 3, 2023, the Company reached an updated agreement with the workers’ representatives of the San Ciprián aluminum smelter to commence the restart process in phases beginning in January 2024. The Company recorded charges of $47 in the first quarter of 2023 in Restructuring and other charges, net on the Statement of Consolidated Operations for certain employee obligations during the extended curtailment period. The Company also made additional commitments of $78 for capital improvements at the site. Cash outlays related to the employee obligations and capital improvements are expected in 2024 and 2025. The smelter has been curtailed since January 2022 as a result of an agreement that was reached with the workers’ representatives in December 2021. In connection with the 2021 agreement, the Company has restricted cash of $103 to be made available for $146 in capital improvements at the site and $35 in smelter restart costs. The Company incurred $5 of capital investment expenditures against the commitments during the first quarter of 2023. During the first quarter of 2023, relevant authorities denied some permits related to the development of windfarms included in two long-term power purchase agreements (PPAs) signed in 2022 with renewable energy providers. As a result, those PPAs are now expected to supply up to 50 percent of the smelter’s future power needs at its full capacity; the supply of energy will continue to depend on the permitting and development of the remaining windfarms included in the PPAs. The Company continues to negotiate with other suppliers to secure the remaining power supply needs for the smelter.

In conjunction with the previously announced restart of the Alumar smelter in São Luís, Brazil, Alcoa incurred restart expenses of $19 during the first quarter of 2023.

Total aluminum third-party shipments include metric tons that were not produced by the Aluminum segment. Such aluminum was purchased by this segment to satisfy certain customer commitments. The Aluminum segment bears the risk of loss of the purchased aluminum until control of the product has been transferred to this segment’s customer.

The average realized third-party price per metric ton of aluminum includes three elements: a) the underlying base metal component, based on quoted prices from the LME; b) the regional premium, which represents the incremental price over the base LME component that is associated with the physical delivery of metal to a particular region (e.g., the Midwest premium for metal sold in the United States); and c) the product premium, which represents the incremental price for receiving physical metal in a particular shape (e.g., billet, slab, rod, etc.) or alloy.

Operating costs includes all production-related costs: raw materials consumed; conversion costs, such as labor, materials, and utilities; depreciation and amortization; and plant administrative expenses.

	Quarter ended		Three months ended
	March 31, 2023	December 31, 2022	March 31, 2023	March 31, 2022
Production (kmt)	518	516	518	498
Total shipments (kmt)	600	641	600	634
Third-party aluminum sales	$1,846	$1,854	$1,846	$2,447
Other(1)	(36)	(22)	(36)	(59)
Total segment third-party sales	$1,810	$1,832	$1,810	$2,388
Intersegment sales	3	2	3	7
Total sales	$1,813	$1,834	$1,813	$2,395
Segment Adjusted EBITDA	$184	$31	$184	$713
Average realized third-party price per metric ton	$3,079	$2,889	$3,079	$3,861
Operating costs	$1,616	$1,795	$1,616	$1,677
Average cost per metric ton of aluminum shipped	$2,695	$2,797	$2,695	$2,647

(1)
Other includes third-party sales of energy, as well as realized gains and losses related to embedded derivative instruments designated as cash flow hedges of forward sales of aluminum.

Production

Sequential period comparison

Production was flat between periods primarily as a result of:

•
Alumar smelter restart

Partially offset by:

•
Two fewer days in the period

Year-to-date comparison

Production increased 4% primarily as a result of:

•
Alumar smelter restart
•
Portland smelter restart

Partially offset by:

•
Partial curtailment of the Warrick (Indiana) smelter in July 2022
•
Partial curtailment of the Lista (Norway) smelter in August 2022

Third-party sales

Sequential period comparison

Third-party sales decreased $22 primarily as a result of:

•
Lower trading activities
•
Lower shipments primarily due to two fewer days in the quarter, partially offset by the Alumar smelter restart
•
Lower Warrick power plant sales
•
Unfavorable currency impacts

Partially offset by:

•
Higher average realized price of $190/ton driven by a higher average LME (on a 15-day lag) and higher regional premiums

Year-to-date comparison

Third-party sales decreased $578 primarily as a result of:

•
Lower average realized price of $782/ton driven by a lower average LME (on a 15-day lag) and lower regional premiums
•
Lower trading activities
•
Lower shipments from the curtailments at the Warrick smelter, the Lista smelter and the San Ciprián smelter
•
Decrease in value add product sales

Partially offset by:

•
Higher shipments from the Alumar smelter due to the restart and improved availability of railcars or vessels for outbound product from North American smelters

Segment Adjusted EBITDA

Sequential period comparison

Segment Adjusted EBITDA increased $153 primarily as a result of:

•
Higher average realized price driven by higher average LME (on a 15-day lag) and higher regional premiums
•
Lower energy costs, primarily in Europe and the absence of an adjustment related to carbon dioxide compensation
•
Favorable raw material costs, primarily on lower market prices for carbon and average alumina input costs

Partially offset by:

•
Unfavorable currency impacts

Year-to-date comparison

Segment Adjusted EBITDA decreased $529 primarily as a result of:

•
Lower average realized price driven by a lower average LME (on a 15-day lag) and lower regional premiums
•
Unfavorable raw material costs, primarily on higher market prices for carbon, partially offset by higher average alumina input costs
•
Decrease in value add product sales
•
Lower trading activities

Partially offset by:

•
Favorable currency impacts

The following table provides consolidated capacity and curtailed capacity (each in kmt) for each smelter owned by Alcoa Corporation:

		March 31, 2023		December 31, 2022		March 31, 2022
Facility	Country	Capacity (1)	Curtailed	Capacity (1)	Curtailed	Capacity (1)	Curtailed
Portland (2)	Australia	197	49	197	11	197	30
São Luís (Alumar) (3)	Brazil	268	118	268	157	268	268
Baie Comeau	Canada	314	—	314	—	312	—
Bécancour	Canada	350	—	350	—	347	—
Deschambault	Canada	287	—	287	—	287	—
Fjarðaál	Iceland	351	—	351	—	351	—
Lista	Norway	95	31	95	31	94	—
Mosjøen	Norway	200	—	200	—	200	—
San Ciprián (4)	Spain	228	228	228	228	228	228
Intalco (5)	U.S.	—	—	279	279	279	279
Massena West	U.S.	130	—	130	—	130	—
Warrick	U.S.	269	162	269	162	269	108
		2,689	588	2,968	868	2,962	913

(1)
These figures represent Alcoa Corporation’s share of the facility Nameplate Capacity based on its ownership interest in the respective smelter.
(2)
On March 15, 2023, the Company announced the curtailment of the Portland smelter in Australia to 75% of its current capacity.
(3)
In 2021, the Company announced the restart of its 268,000 metric tons per year (mtpy) share of capacity at the Alumar smelter in São Luís, Brazil. Production began in the second quarter of 2022. Curtailed capacity decreased from December 31, 2022 as a result of the restart process.
(4)
In December 2021, the Company announced a two-year curtailment of the San Ciprián smelter’s 228,000 mtpy of annual smelting capacity. In February 2023, the Company and the workers’ representatives reached an updated agreement for the phased restart of the smelter beginning in January 2024.
(5)
In March 2023, the Company announced the permanent closure of 279,000 mtpy smelting capacity at the Intalco smelter in the state of Washington that had been fully curtailed since 2020.

Forward Look. For the second quarter of 2023 in comparison to the first quarter of 2023, the segment expects lower raw materials and production costs and increased shipments due to the Alumar restart to more than offset lower value add product premiums.

The Company expects total Aluminum segment shipments to remain unchanged from the prior projection, ranging between 2.5 and 2.6 million metric tons in 2023.

Reconciliations of Certain Segment Information

Reconciliation of Total Segment Third-Party Sales to Consolidated Sales

	Quarter ended		Three months ended
	March 31, 2023	December 31, 2022	March 31, 2023	March 31, 2022
Alumina	$857	$824	$857	$898
Aluminum	1,810	1,832	1,810	2,388
Total segment third-party sales	$2,667	$2,656	$2,667	$3,286
Other	3	7	3	7
Consolidated sales	$2,670	$2,663	$2,670	$3,293

Reconciliation of Total Segment Operating Costs to Consolidated Cost of Goods Sold

	Quarter ended		Three months ended
	March 31, 2023	December 31, 2022	March 31, 2023	March 31, 2022
Alumina	$1,174	$1,157	$1,174	$1,022
Aluminum	1,616	1,795	1,616	1,677
Other(1)	129	132	129	122
Total segment operating costs	2,919	3,084	2,919	2,821
Eliminations(2)	(416)	(409)	(416)	(519)
Provision for depreciation, depletion, and amortization(3)	(147)	(142)	(147)	(153)
Other(4)	48	63	48	32
Consolidated cost of goods sold	$2,404	$2,596	$2,404	$2,181

(1)
Other largely relates to the Aluminum segment's energy product division.
(2)
Represents the elimination of Cost of goods sold related to intersegment sales between Alumina and Aluminum.
(3)
Provision for depreciation, depletion, and amortization is included in the operating costs used to calculate average cost for each of the alumina and aluminum product divisions (see Alumina and Aluminum above). However, for financial reporting purposes, Provision for depreciation, depletion, and amortization is presented as a separate line item on Alcoa Corporation’s Statement of Consolidated Operations.
(4)
Other includes costs related to Transformation, and certain other items that are not included in the operating costs of segments (see footnotes 1 and 3 in the Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net (Loss) Income Attributable to Alcoa Corporation below).

Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net (Loss) Income Attributable to Alcoa Corporation

	Quarter ended		Three months ended
	March 31, 2023	December 31, 2022	March 31, 2023	March 31, 2022
Total Segment Adjusted EBITDA	$287	$81	$287	$1,015
Unallocated amounts:
Transformation(1)	(8)	(22)	(8)	(14)
Intersegment eliminations	(8)	5	(8)	100
Corporate expenses(2)	(30)	(37)	(30)	(29)
Provision for depreciation, depletion, and amortization	(153)	(147)	(153)	(160)
Restructuring and other charges, net	(149)	6	(149)	(125)
Interest expense	(26)	(26)	(26)	(25)
Other (expenses) income, net	(54)	(67)	(54)	14
Other(3)	(39)	(33)	(39)	(13)
Consolidated (loss) income before income taxes	(180)	(240)	(180)	763
Provision for income taxes	(52)	(180)	(52)	(210)
Net loss (income) attributable to noncontrolling interest	1	25	1	(84)
Consolidated net (loss) income attributable to Alcoa Corporation	$(231)	$(395)	$(231)	$469

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

Cash from Operations

Cash used for operations was $163 in the three-month period of 2023 compared with cash provided from operations of $34 in the same period of 2022. Notable changes to sources and (uses) of cash include:

•
($785) lower net income generation primarily due to lower aluminum pricing and higher costs for production and raw materials;
•
$464 in certain working capital accounts, primarily an increase in inventories in the 2022 three-month period on higher prices in both raw materials and finished goods, and an increase in receivables in the 2022 three-month period on higher aluminum and alumina prices, partially offset by a higher decrease in accounts payable in the 2023 three-month period than the 2022 three-month period. The 2023 decrease in accounts payable is due to lower raw material purchases and decreased maintenance and capital expenditures and the 2022 decrease is due to the San Ciprián smelter curtailment and the absence of energy payables; and,
•
$129 in income taxes paid on prior year earnings, as well as on lower current year earnings where the Company pays taxes.

During 2023, AofA will continue to record its tax provision and tax liability without effect of the ATO assessment, since it expects to prevail. The tax payable will remain on AofA’s balance sheet as a noncurrent liability, increased by the tax effect of subsequent periods’ interest deductions, until dispute resolution, which is expected to take several years. At March 31, 2023, the noncurrent liability resulting from the cumulative interest deductions was approximately $179 (A$268). See description of the tax dispute in Note P to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

The Company utilizes a Receivables Purchase Agreement facility to sell up to $150 of certain receivables through an SPE to a financial institution on a revolving basis. Alcoa Corporation guarantees the performance obligations of the Company subsidiaries, and unsold customer receivables are pledged as collateral to the financial institution to secure the sold receivables. At March 31, 2023 the SPE held unsold customer receivables of $227 pledged as collateral against the sold receivables.

The Company continues to service the customer receivables that were transferred to the financial institution. As Alcoa collects customer payments, the SPE transfers additional receivables to the financial institution rather than remitting cash. In the first quarter of 2023, the Company sold gross customer receivables of $76, and reinvested collections of $23 from previously sold receivables, resulting in net cash proceeds from the financial institution of $53. Cash collections from previously sold receivables yet to be reinvested of $34 were included in Accounts payable, trade on the accompanying Consolidated Balance Sheet as of March 31, 2023. See Note I to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Financing Activities

Cash provided from financing activities was $40 in the three-month period of 2023 compared to cash used for financing activities of $209 in the same period of 2022.

The source of cash in the three-month period of 2023 was primarily $80 of net contributions from Alumina Limited (see Noncontrolling interest in Results of Operations above) and $25 related to the issuance of short-term borrowings (see below), partially offset by $34 for payments related to tax withholding on stock-based compensation awards, $18 of dividends paid, and $17 in financial contributions primarily related to the sale of the Warrick Rolling Mill.

In March 2023, the Company entered into agreements with a financial institution for the sale and subsequent repurchases of $25 of aluminum inventory. The Company did not record a sale upon shipment of the inventory, and the cash received of $25 is recorded in Short-term borrowings within Other current liabilities on the Consolidated Balance Sheet. The cash received under the inventory repurchase agreement is included in cash provided from (used for) financing activities on the Statement of Consolidated Cash Flows for the three-month period ended March 31, 2023.

The use of cash in the three-month period of 2022 was primarily $116 of net cash paid to Alumina Limited, $75 from the repurchase of common stock, and $18 of dividends paid.

Credit Facilities

The Company has an unsecured $1,250 revolving credit and letter of credit facility in place for working capital and/or other general corporate purposes (the Revolving Credit Facility). The Revolving Credit Facility established on September 16, 2016 and amended and restated in 2022, is scheduled to mature in June 2027. Subject to the terms and conditions under the Revolving Credit Facility, the Company may borrow funds or issue letters of credit through its Alcoa Corporation or ANHBV legal entities. See Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K in Note M to the Consolidated Financial Statements for the year ended December 31, 2022 for more information on the Revolving Credit Facility.

As of March 31, 2023, the Company was in compliance with all covenants. The Company may access the entire amount of commitments under the Revolving Credit Facility. There were no borrowings outstanding at March 31, 2023 and December 31, 2022, and no amounts were borrowed during the three-months ended March 31, 2023 and March 31, 2022 under the Revolving Credit Facility.

In April 2023, Alcoa Corporation and ANHBV, a wholly-owned subsidiary of Alcoa Corporation and the borrower, entered into a one-year unsecured revolving credit facility for $250 (available to be drawn in Japanese yen). The facility includes covenants that are substantially the same as those included in the Revolving Credit Facility. If Alcoa Corporation or ANHBV, as applicable, fails to have a rating of at least Ba1 from Moody’s and BB+ from S&P, then no lending party to this facility would have any commitment or obligation to lend to the borrower, ANHBV.

Dividend

On February 23, 2023, the Board of Directors declared a quarterly cash dividend of $0.10 per share of the Company’s common stock, paid on March 23, 2023 to stockholders of record as of the close of business on March 7, 2023. The total dividend paid was $18.

Investing Activities

Cash used for investing activities was $102 in the three-month period of 2023 compared to cash used for investing activities of $93 for the same period of 2022.

In the three-month period of 2023, the use of cash was primarily attributable to $83 related to capital expenditures and $20 of cash contributions to the ELYSIS joint venture.

In the three-month period of 2022, the use of cash was primarily attributable to $74 related to capital expenditures and $21 of cash contributions to the ELYSIS joint venture.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See Part II Item 7A Quantitative and Qualitative Disclosures About Market Risk of Alcoa Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022. Our exposure to market risk has not changed materially since December 31, 2022. Refer to Part I Item 1 of this Form 10-Q in Note N to the Consolidated Financial Statements under caption Derivatives for additional information.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Alcoa Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the U.S. Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, and they have concluded that these controls and procedures were effective as of March 31, 2023.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the first quarter of 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A discussion of our material pending lawsuits and claims can be found in Part I Item 3 Legal Proceedings of Alcoa Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. See Part I Item 1 of this Form 10-Q in Note P to the Consolidated Financial Statements for additional information regarding legal proceedings.

Item 1A. Risk Factors.

We face a number of risks that could materially and adversely affect our business, results of operations, cash flow, liquidity, or financial condition. A full discussion of our risk factors can be found in Part I Item 1A. Risk Factors of Alcoa Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The table below sets forth information regarding the repurchase of shares of our common stock during the periods indicated.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)
January 1 to January 31	—	—	—	$500,000,000
February 1 to February 28	—	—	—	500,000,000
March 1 to March 31	—	—	—	500,000,000
Total	—	—	—
(1)
On July 20, 2022, Alcoa Corporation announced that its Board of Directors approved a common stock repurchase program under which the Company may purchase shares of its outstanding common stock up to an aggregate transactional value of $500, depending on the Company’s continuing analysis of market, financial, and other factors (the July 2022 authorization).

As of the date of this report, the Company is currently authorized to repurchase up to a total of $500, in the aggregate, of its outstanding shares of common stock under the July 2022 authorization. Repurchases under this program may be made using a variety of methods, which may include open market purchases, privately negotiated transactions, or pursuant to a Rule 10b5-1 plan. This program may be suspended or discontinued at any time and does not have a predetermined expiration date. Alcoa Corporation intends to retire repurchased shares of common stock.

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

Alcoa Corporation

May 4, 2023	/s/ Molly S. Beerman
Date	Molly S. Beerman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)