Form 10-Q
period 2023-09-30
Alcoa Corp
filed 2023-10-26
CIK 1675149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

As of October 23, 2023, 178,471,908 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	Third quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Sales (E)	$2,602	$2,851	$7,956	$9,788
Cost of goods sold (exclusive of expenses below)	2,469	2,668	7,388	7,616
Selling, general administrative, and other expenses	56	44	162	140
Research and development expenses	9	7	25	23
Provision for depreciation, depletion, and amortization	163	149	469	470
Restructuring and other charges, net (D)	22	652	195	702
Interest expense	26	25	79	80
Other expenses (income), net (R)	85	35	145	(185)
Total costs and expenses	2,830	3,580	8,463	8,846
(Loss) income before income taxes	(228)	(729)	(507)	942
(Benefit from) provision for income taxes	(35)	40	39	484
Net (loss) income	(193)	(769)	(546)	458
Less: Net (loss) income attributable to noncontrolling interest	(25)	(23)	(45)	186
NET (LOSS) INCOME ATTRIBUTABLE TO ALCOA CORPORATION	$(168)	$(746)	$(501)	$272
EARNINGS PER SHARE ATTRIBUTABLE TO ALCOA CORPORATION COMMON SHAREHOLDERS (F):
Basic	$(0.94)	$(4.17)	$(2.81)	$1.50
Diluted	$(0.94)	$(4.17)	$(2.81)	$1.47

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income (unaudited)

(in millions)

	Alcoa Corporation		Noncontrolling interest		Total
	Third quarter ended September 30,		Third quarter ended September 30,		Third quarter ended September 30,
	2023	2022	2023	2022	2023	2022
Net loss	$(168)	$(746)	$(25)	$(23)	$(193)	$(769)
Other comprehensive (loss) income, net of tax (G):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	5	656	(1)	6	4	662
Foreign currency translation adjustments	(67)	(173)	(47)	(81)	(114)	(254)
Net change in unrecognized gains/losses on cash flow hedges	(91)	128	—	—	(91)	128
Total Other comprehensive (loss) income, net of tax	(153)	611	(48)	(75)	(201)	536
Comprehensive loss	$(321)	$(135)	$(73)	$(98)	$(394)	$(233)

	Alcoa Corporation		Noncontrolling interest		Total
	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022	2023	2022
Net (loss) income	$(501)	$272	$(45)	$186	$(546)	$458
Other comprehensive (loss) income, net of tax (G):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	19	730	(3)	7	16	737
Foreign currency translation adjustments	(40)	(217)	(21)	(115)	(61)	(332)
Net change in unrecognized gains/losses on cash flow hedges	13	435	—	2	13	437
Total Other comprehensive (loss) income, net of tax	(8)	948	(24)	(106)	(32)	842
Comprehensive (loss) income	$(509)	$1,220	$(69)	$80	$(578)	$1,300

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents (N)	$926	$1,363
Receivables from customers (I)	691	778
Other receivables	105	131
Inventories (J)	2,190	2,427
Fair value of derivative instruments (N)	33	134
Prepaid expenses and other current assets	420	417
Total current assets	4,365	5,250
Properties, plants, and equipment	19,836	19,605
Less: accumulated depreciation, depletion, and amortization	13,304	13,112
Properties, plants, and equipment, net	6,532	6,493
Investments (H)	1,004	1,122
Deferred income taxes	395	296
Fair value of derivative instruments (N)	3	2
Other noncurrent assets	1,618	1,593
Total assets	$13,917	$14,756
LIABILITIES
Current liabilities:
Accounts payable, trade	$1,472	$1,757
Accrued compensation and retirement costs	337	335
Taxes, including income taxes	110	230
Fair value of derivative instruments (N)	204	200
Other current liabilities	500	481
Long-term debt due within one year (L & N)	1	1
Total current liabilities	2,624	3,004
Long-term debt, less amount due within one year (L & N)	1,809	1,806
Accrued pension benefits (M)	225	213
Accrued other postretirement benefits (M)	440	480
Asset retirement obligations (P)	830	711
Environmental remediation (Q)	225	226
Fair value of derivative instruments (N)	927	1,026
Noncurrent income taxes	207	215
Other noncurrent liabilities and deferred credits	538	486
Total liabilities	7,825	8,167
CONTINGENCIES AND COMMITMENTS (Q)
EQUITY
Alcoa Corporation shareholders’ equity:
Common stock	2	2
Additional capital	9,179	9,183
Accumulated deficit	(1,125)	(570)
Accumulated other comprehensive loss (G)	(3,547)	(3,539)
Total Alcoa Corporation shareholders’ equity	4,509	5,076
Noncontrolling interest	1,583	1,513
Total equity	6,092	6,589
Total liabilities and equity	$13,917	$14,756

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Nine months ended September 30,
	2023	2022
CASH FROM OPERATIONS
Net (loss) income	$(546)	$458
Adjustments to reconcile net (loss) income to cash from operations:
Depreciation, depletion, and amortization	469	470
Deferred income taxes	(156)	93
Equity loss (income), net of dividends	161	(35)
Restructuring and other charges, net (D)	195	702
Net loss from investing activities – asset sales (R)	18	7
Net periodic pension benefit cost (M)	4	39
Stock-based compensation	27	28
Loss (gain) on mark-to-market derivative financial contracts	31	(84)
Other	67	30
Changes in assets and liabilities, excluding effects of divestitures and foreign currency translation adjustments:
Decrease in receivables	108	23
Decrease (increase) in inventories	166	(580)
Decrease (increase) in prepaid expenses and other current assets	53	(10)
Decrease in accounts payable, trade	(275)	(10)
Decrease in accrued expenses	(119)	(122)
Decrease in taxes, including income taxes	(52)	(103)
Pension contributions (M)	(20)	(12)
Increase in noncurrent assets	(179)	(94)
Decrease in noncurrent liabilities	(59)	(96)
CASH (USED FOR) PROVIDED FROM OPERATIONS	(107)	704
FINANCING ACTIVITIES
Additions to debt	80	—
Payments on debt	(39)	—
Proceeds from the exercise of employee stock options	1	22
Repurchase of common stock	—	(500)
Dividends paid on Alcoa common stock	(54)	(55)
Payments related to tax withholding on stock-based compensation awards	(34)	(19)
Financial contributions for the divestiture of businesses (C)	(44)	(19)
Contributions from noncontrolling interest	164	150
Distributions to noncontrolling interest	(24)	(319)
Other	1	(3)
CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES	51	(743)
INVESTING ACTIVITIES
Capital expenditures	(343)	(309)
Proceeds from the sale of assets	2	5
Additions to investments	(51)	(32)
Sale of investments	—	10
Other	4	2
CASH USED FOR INVESTING ACTIVITIES	(388)	(324)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	—	(20)
Net change in cash and cash equivalents and restricted cash	(444)	(383)
Cash and cash equivalents and restricted cash at beginning of year	1,474	1,924
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$1,030	$1,541

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Changes in Consolidated Equity (unaudited)

(in millions)

	Alcoa Corporation shareholders
	Common stock	Additional capital	Accumulated deficit	Accumulated other comprehensive loss	Non- controlling interest	Total equity
Balance at January 1, 2022	$2	$9,577	$(315)	$(4,592)	$1,612	$6,284
Net income	—	—	469	—	84	553
Other comprehensive (loss) income (G)	—	—	—	(482)	100	(382)
Stock-based compensation	—	9	—	—	—	9
Net effect of tax withholding for compensation plans and exercise of stock options	—	2	—	—	—	2
Repurchase of common stock		(54)	(21)			(75)
Dividends paid on Alcoa common stock ($0.10 per share)	—	—	(19)	—	—	(19)
Contributions	—	—	—	—	46	46
Distributions	—	—	—	—	(162)	(162)
Other	—	3	—	—	(2)	1
Balance at March 31, 2022	$2	$9,537	$114	$(5,074)	$1,678	$6,257
Net income	—	—	549	—	125	674
Other comprehensive income (loss) (G)	—	—	—	819	(131)	688
Stock-based compensation	—	11	—	—	—	11
Net effect of tax withholding for compensation plans and exercise of stock options	—	1	—	—	—	1
Repurchase of common stock		(236)	(39)			(275)
Dividends paid on Alcoa common stock ($0.10 per share)	—	—	(18)	—	—	(18)
Contributions	—	—	—	—	37	37
Distributions	—	—	—	—	(83)	(83)
Balance at June 30, 2022	$2	$9,313	$606	$(4,255)	$1,626	$7,292
Net loss	—	—	(746)	—	(23)	(769)
Other comprehensive income (loss) (G)	—	—	—	611	(75)	536
Stock-based compensation	—	8	—	—	—	8
Repurchase of common stock	—	(150)	—	—	—	(150)
Dividends paid on Alcoa common stock ($0.10 per share)	—	—	(18)	—	—	(18)
Contributions	—	—	—	—	67	67
Distributions	—	—	—	—	(74)	(74)
Balance at September 30, 2022	$2	$9,171	$(158)	$(3,644)	$1,521	$6,892

Balance at January 1, 2023	$2	$9,183	$(570)	$(3,539)	$1,513	$6,589
Net loss	—	—	(231)	—	(1)	(232)
Other comprehensive (loss) income (G)	—	—	—	(116)	15	(101)
Stock-based compensation	—	10	—	—	—	10
Net effect of tax withholding for compensation plans and exercise of stock options	—	(33)	—	—	—	(33)
Dividends paid on Alcoa common stock ($0.10 per share)	—	—	(18)	—	—	(18)
Contributions	—	—	—	—	86	86
Distributions	—	—	—	—	(6)	(6)
Other	—	2	—	—	(1)	1
Balance at March 31, 2023	$2	$9,162	$(819)	$(3,655)	$1,606	$6,296
Net loss	—	—	(102)	—	(19)	(121)
Other comprehensive income (G)	—	—	—	261	9	270
Stock-based compensation	—	11	—	—	—	11
Dividends paid on Alcoa common stock ($0.10 per share)	—	—	(18)	—	—	(18)
Contributions	—	—	—	—	36	36
Distributions	—	—	—	—	(16)	(16)
Balance at June 30, 2023	$2	$9,173	$(939)	$(3,394)	$1,616	$6,458
Net loss	—	—	(168)	—	(25)	(193)
Other comprehensive loss (G)	—	—	—	(153)	(48)	(201)
Stock-based compensation	—	6	—	—	—	6
Dividends paid on Alcoa common stock ($0.10 per share)	—	—	(18)	—	—	(18)
Contributions	—	—	—	—	42	42
Distributions	—	—	—	—	(2)	(2)
Balance at September 30, 2023	$2	$9,179	$(1,125)	$(3,547)	$1,583	$6,092

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

C. Divestitures

In conjunction with the sale of its rolling mill located at Warrick Operations (Warrick Rolling Mill) in March 2021, the Company recorded estimated liabilities for site separation commitments. The Company recorded a charge of $17 in the nine-month period of 2023 and $5 in the nine-month period of 2022 in Other expenses (income), net on the Statement of Consolidated Operations related to these commitments. In the third quarter and nine-month period of 2023, the Company spent $19 and $44 against the reserve, respectively. In the third quarter and nine-month period of 2022, the Company spent $13 and $22 against the reserve, respectively. The remaining balance of $19 at September 30, 2023 is expected to be spent over the next 12 months.

D. Restructuring and Other Charges, Net

In the third quarter and the nine-month period of 2023, Alcoa Corporation recorded Restructuring and other charges, net, of $22 and $195, respectively, which were comprised of:

•
A charge of $101 (nine-month period only) for asset impairments and to establish reserves for environmental, demolition and employee severance costs related to the permanent closure of the Intalco (Washington) aluminum smelter;
•
A charge of $47 (nine-month period only) for increased reserves for certain employee obligations related to the updated viability agreement for the San Ciprián (Spain) aluminum smelter;
•
A charge of $21 (nine-month period only) related to the settlement of certain pension benefits (see Note M);
•
A net charge of $15 (both periods) to record additional environmental and asset retirement obligation reserves at previously closed locations (see Note Q);
•
A charge of $7 and $10, respectively, for employee termination and severance costs primarily related to the Kwinana (Australia) refinery productivity program; and,
•
A charge of $1 (nine-month period only) for several other insignificant items.

In September 2023, the Company continued to pursue cost reduction measures and initiated productivity programs across its operations in Australia to mitigate the financial impacts of lower grade bauxite and to optimize current operating levels. In connection with this program, the Company recorded Restructuring and other charges, net of $6 for employee termination and severance costs for approximately 90 employees at the Kwinana refinery. The restructuring action and associated cash outlays are anticipated to be complete by the end of the first quarter of 2024.

In March 2023, Alcoa Corporation announced the closure of the previously curtailed Intalco aluminum smelter. The facility had been fully curtailed since 2020. Charges related to the closure totaled $117 in the nine-month period of 2023 and included a charge of $16 for the write down of remaining inventories to net realizable value recorded in Cost of goods sold on the Statement of Consolidated Operations and a charge of $101 recorded in Restructuring and other charges, net on the Statement of Consolidated Operations. The restructuring charges were comprised of asset impairments of $50, environmental and demolition obligation reserves of $50, and severance and employee termination costs from the separation of approximately 12 employees of $1. Cash outlays related to the permanent closure of the site are expected to be approximately $85 in 2024 and 2025. The Company spent $1 in the third quarter and nine-month period of 2023 against the reserve.

On February 3, 2023, the Company reached an updated viability agreement with the workers’ representatives to commence the restart process of the San Ciprián aluminum smelter in phases beginning in January 2024. Under the terms of the updated viability agreement, the Company is responsible for certain employee obligations during 2024 and 2025. As a result, the Company recorded charges of $47 in the nine-month period of 2023 in Restructuring and other charges, net on the Statement of Consolidated Operations. Cash outlays related to these obligations are expected in 2024 and 2025.

Alcoa Corporation recorded a net charge of $652 in the third quarter of 2022 and a net charge of $702 in the nine-month period of 2022 in Restructuring and other charges, net, which were comprised of:

•
A net charge of $626 (both periods) related to the settlement of certain pension benefits;
•
A charge of $29 (both periods) related to the closure of the previously curtailed magnesium smelter facility in Addy (Washington);
•
A reversal of $83 (nine-month period only) for the release of a valuation allowance on Brazil value added taxes (VAT) (see Note R);
•
A net reversal of $6 (nine-month period only) for changes in estimated take-or-pay contract costs at the closed Wenatchee (Washington) smelter and the curtailed Intalco smelter;
•
A net reversal of $3 and $1, respectively, for site remediation at previously closed sites (see Note Q);
•
A charge of $79 (nine-month period only) for the agreement reached with the workers of the divested Avilés and La Coruña (Spain) facilities to settle various legal disputes related to the 2019 divestiture (see Note Q);
•
A charge of $58 (nine-month period only) for an asset impairment related to the sale of the Company’s interest in MRN (see Note H).

In July 2022, Alcoa made the decision to permanently close the previously curtailed magnesium smelter in Addy. The facility has been fully curtailed since 2001. The Company recorded a charge of $29 to establish reserves for environmental and demolition obligations in Restructuring and other charges, net on the Statement of Consolidated Operations in the third quarter of 2022.

Alcoa Corporation does not include Restructuring and other charges, net in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

	Third quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Alumina (1)	$6	$(3)	$8	$(28)
Aluminum	(3)	—	162	73
Segment total	3	(3)	170	45
Corporate	19	655	25	657
Total Restructuring and other charges, net	$22	$652	$195	$702

(1)
Beginning in January 2023, the Company changed its operating segments, by combining the Bauxite and Alumina segments, and reported its financial results in the following two segments: (i) Alumina and (ii) Aluminum (see Note E).

Activity and reserve balances for restructuring charges were as follows:

	Severance and employee termination costs	Other costs	Total
Balance at December 31, 2021	$3	$90	$93
Restructuring and other charges, net	1	73	74
Cash payments	(2)	(37)	(39)
Reversals and other	(1)	(10)	(11)
Balance at December 31, 2022	1	116	117
Restructuring and other charges, net	10	49	59
Cash payments	(4)	(108)	(112)
Reversals and other	—	2	2
Balance at September 30, 2023	$7	$59	$66

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

The noncurrent portion of the reserve was $21 and $3 at September 30, 2023 and December 31, 2022, respectively.

E. Segment Information – Alcoa Corporation is a producer of bauxite, alumina, and aluminum products. Beginning in January 2023, the financial information provided to the chief operating decision maker (CODM) for the activities of the bauxite mines and the alumina refineries was combined, and accordingly the Company changed its operating segments. Beginning with the first quarter of 2023, the Company reported its financial results in the following two segments: (i) Alumina and (ii) Aluminum. Segment information for all prior periods presented has been updated to reflect the new segment structure. Segment performance under Alcoa Corporation’s management reporting system is evaluated based on a number of factors; however, the primary measure of performance is the Adjusted EBITDA (Earnings before interest, taxes, depreciation, and amortization) for each segment. The Company calculates Segment Adjusted EBITDA as Total sales (third-party and intersegment) minus the following items: Cost of goods sold; Selling, general administrative, and other expenses; and Research and development expenses. Alcoa Corporation’s Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies. The CODM function regularly reviews the financial information, including Adjusted EBITDA, of these two operating segments to assess performance and allocate resources.

The operating results of Alcoa Corporation’s reportable segments were as follows (differences between segment totals and consolidated amounts are in Corporate):

	Alumina	Aluminum	Total
Third quarter ended September 30, 2023
Sales:
Third-party sales	$957	$1,644	$2,601
Intersegment sales	381	4	385
Total sales	$1,338	$1,648	$2,986
Segment Adjusted EBITDA	$53	$79	$132
Supplemental information:
Depreciation, depletion, and amortization	$89	$69	$158
Equity loss	$(9)	$(15)	$(24)
Third quarter ended September 30, 2022
Sales:
Third-party sales	$891	$1,976	$2,867
Intersegment sales	412	10	422
Total sales	$1,303	$1,986	$3,289
Segment Adjusted EBITDA	$78	$152	$230
Supplemental information:
Depreciation, depletion, and amortization	$74	$70	$144
Equity loss	$(18)	$(5)	$(23)

	Alumina	Aluminum	Total
Nine months ended September 30, 2023
Sales:
Third-party sales	$2,708	$5,242	$7,950
Intersegment sales	1,199	11	1,210
Total sales	$3,907	$5,253	$9,160
Segment Adjusted EBITDA	$189	$373	$562
Supplemental information:
Depreciation, depletion, and amortization	$246	$207	$453
Equity loss	$(37)	$(88)	$(125)
Nine months ended September 30, 2022
Sales:
Third-party sales	$2,900	$6,903	$9,803
Intersegment sales	1,308	25	1,333
Total sales	$4,208	$6,928	$11,136
Segment Adjusted EBITDA	$738	$1,461	$2,199
Supplemental information:
Depreciation, depletion, and amortization	$243	$210	$453
Equity (loss) income	$(22)	$74	$52

The following table reconciles total Segment Adjusted EBITDA to Consolidated net (loss) income attributable to Alcoa Corporation:

	Third quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Total Segment Adjusted EBITDA	$132	$230	$562	$2,199
Unallocated amounts:
Transformation(1)	(29)	(19)	(54)	(44)
Intersegment eliminations	(4)	23	19	133
Corporate expenses(2)	(33)	(27)	(87)	(91)
Provision for depreciation, depletion, and amortization	(163)	(149)	(469)	(470)
Restructuring and other charges, net (D)	(22)	(652)	(195)	(702)
Interest expense	(26)	(25)	(79)	(80)
Other (expenses) income, net (R)	(85)	(35)	(145)	185
Other(3)	2	(75)	(59)	(188)
Consolidated (loss) income before income taxes	(228)	(729)	(507)	942
Benefit from (provision for) income taxes	35	(40)	(39)	(484)
Net loss (income) attributable to noncontrolling interest	25	23	45	(186)
Consolidated net (loss) income attributable to Alcoa Corporation	$(168)	$(746)	$(501)	$272

(1)
Transformation includes, among other items, the Adjusted EBITDA of previously closed operations.
(2)
Corporate expenses are composed of general administrative and other expenses of operating the corporate headquarters and other global administrative facilities, as well as research and development expenses of the corporate technical center.
(3)
Other includes certain items that are not included in the Adjusted EBITDA of the reportable segments.

The following table details Alcoa Corporation’s Sales by product division:

	Third quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Aluminum	$1,666	$1,990	$5,336	$7,033
Alumina	840	821	2,328	2,735
Energy	32	74	86	155
Bauxite	107	52	343	107
Other(1)	(43)	(86)	(137)	(242)
	$2,602	$2,851	$7,956	$9,788

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

The share information used to compute basic and diluted EPS attributable to Alcoa Corporation common shareholders was as follows (shares in millions):

	Third quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net (loss) income attributable to Alcoa Corporation	$(168)	$(746)	$(501)	$272
Average shares outstanding – basic	178	179	178	182
Effect of dilutive securities:
Stock options	—	—	—	—
Stock units	—	—	—	4
Average shares outstanding – diluted	178	179	178	186

In the third quarter and nine-month period of 2023, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive. Had Alcoa generated net income in the third quarter or nine-month period of 2023, three million common share equivalents (both periods) related to three million outstanding stock units and stock options combined would have been included in diluted average shares outstanding for the periods.

In the third quarter of 2022, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive. Had Alcoa generated net income in the third quarter of 2022, three million common share equivalents related to three million outstanding stock units and stock options combined would have been included in diluted average shares outstanding for the periods. For the nine-month period of 2022, all options to purchase shares of common stock were included in the computation of diluted EPS.

G. Accumulated Other Comprehensive Loss

The following table details the activity of the three components that comprise Accumulated other comprehensive loss for both Alcoa Corporation’s shareholders and Noncontrolling interest:

	Alcoa Corporation		Noncontrolling interest
	Third quarter ended September 30,		Third quarter ended September 30,
	2023	2022	2023	2022
Pension and other postretirement benefits (M)
Balance at beginning of period	$76	$(808)	$(7)	$(12)
Other comprehensive income (loss):
Unrecognized net actuarial loss and prior service cost/benefit	—	17	(1)	8
Tax expense(2)	—	(7)	—	(3)
Total Other comprehensive income before reclassifications, net of tax	—	10	(1)	5
Amortization of net actuarial loss and prior service cost/benefit(1)	5	645	—	1
Tax benefit(2)	—	1	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	5	646	—	1
Total Other comprehensive income	5	656	(1)	6
Balance at end of period	$81	$(152)	$(8)	$(6)

Foreign currency translation
Balance at beginning of period	$(2,658)	$(2,658)	$(1,014)	$(971)
Other comprehensive loss	(67)	(173)	(47)	(81)
Balance at end of period	$(2,725)	$(2,831)	$(1,061)	$(1,052)

Cash flow hedges (N)
Balance at beginning of period	$(812)	$(789)	$1	$1
Other comprehensive income (loss):
Net change from periodic revaluations	(120)	110	—	—
Tax benefit (expense)(2)	16	(6)	—	—
Total Other comprehensive (loss) income before reclassifications, net of tax	(104)	104	—	—
Net amount reclassified to earnings:
Aluminum contracts(3)	42	35	—	—
Interest rate contracts(5)	(3)	2	—	—
Foreign exchange contracts(6)	(10)	—	—	—
Sub-total	29	37	—	—
Tax expense(2)	(16)	(13)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	13	24	—	—
Total Other comprehensive (loss) income	(91)	128	—	—
Balance at end of period	$(903)	$(661)	$1	$1

Total Accumulated other comprehensive loss	$(3,547)	$(3,644)	$(1,068)	$(1,057)

	Alcoa Corporation		Noncontrolling interest
	Nine months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Pension and other postretirement benefits (M)
Balance at beginning of period	$62	$(882)	$(5)	$(13)
Other comprehensive income (loss):
Unrecognized net actuarial loss and prior service cost/benefit	(18)	40	(3)	9
Tax benefit (expense)(2)	8	(12)	—	(3)
Total Other comprehensive (loss) income before reclassifications, net of tax	(10)	28	(3)	6
Amortization of net actuarial loss and prior service cost/benefit(1)	35	702	—	1
Tax expense(2)	(6)	—	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	29	702	—	1
Total Other comprehensive income (loss)	19	730	(3)	7
Balance at end of period	$81	$(152)	$(8)	$(6)

Foreign currency translation
Balance at beginning of period	$(2,685)	$(2,614)	$(1,040)	$(937)
Other comprehensive loss	(40)	(217)	(21)	(115)
Balance at end of period	$(2,725)	$(2,831)	$(1,061)	$(1,052)

Cash flow hedges (N)
Balance at beginning of period	$(916)	$(1,096)	$1	$(1)
Other comprehensive income (loss):
Net change from periodic revaluations	(66)	231	—	2
Tax benefit (expense)(2)	16	(17)	—	—
Total Other comprehensive (loss) income before reclassifications, net of tax	(50)	214	—	2
Net amount reclassified to earnings:
Aluminum contracts(3)	136	277	—	—
Financial contracts(4)	(20)	—	—	—
Interest rate contracts(5)	(5)	6	—	—
Foreign exchange contracts(6)	(18)	(3)	—	—
Sub-total	93	280	—	—
Tax expense(2)	(30)	(59)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	63	221	—	—
Total Other comprehensive income	13	435	—	2
Balance at end of period	$(903)	$(661)	$1	$1

Total Accumulated other comprehensive loss	$(3,547)	$(3,644)	$(1,068)	$(1,057)
(1)
These amounts were included in the computation of net periodic benefit cost for pension and other postretirement benefits (see Note M).
(2)
These amounts were reported in (Benefit from) provision for income taxes on the accompanying Statement of Consolidated Operations.
(3)
These amounts were reported in Sales on the accompanying Statement of Consolidated Operations.
(4)
These amounts were reported in Cost of goods sold on the accompanying Statement of Consolidated Operations.
(5)
These amounts were reported in Other expenses (income), net on the accompanying Statement of Consolidated Operations.
(6)
In the third quarter and nine-month period of 2023, $4 was reported in Cost of goods sold (nine-month period only) and $(10) and $(22) were reported in Sales, respectively, on the accompanying Statement of Consolidated Operations. In the third quarter and nine-month period of 2022, $2 and $4 were reported in Cost of goods sold, respectively, and $(2) and $(7) were reported in Sales, respectively, on the accompanying Statement of Consolidated Operations.
(7)
A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings.

H. Investments – A summary of unaudited financial information for Alcoa Corporation’s equity investments is as follows (amounts represent 100% of investee financial information):

Third quarter ended September 30, 2023	Saudi Arabia Joint Venture	Mining	Energy	Other
Sales	$725	$157	$61	$117
Cost of goods sold	645	121	28	105
Net (loss) income	(39)	6	31	(21)
Equity in net (loss) income of affiliated companies, before reconciling adjustments	(10)	3	12	(11)
Other	(15)	—	(2)	(6)
Alcoa Corporation’s equity in net (loss) income of affiliated companies	(25)	3	10	(17)

Third quarter ended September 30, 2022
Sales	$773	$167	$66	$121
Cost of goods sold	692	101	38	110
Net (loss) income	(94)	14	28	(19)
Equity in net (loss) income of affiliated companies, before reconciling adjustments	(24)	7	11	(9)
Other	(1)	—	(3)	1
Alcoa Corporation’s equity in net (loss) income of affiliated companies	(25)	7	8	(8)

Nine months ended September 30, 2023
Sales	$2,025	$516	$178	$354
Cost of goods sold	1,947	325	87	324
Net (loss) income	(390)	44	77	(70)
Equity in net (loss) income of affiliated companies, before reconciling adjustments	(98)	20	30	(34)
Other	(30)	1	(1)	(6)
Alcoa Corporation’s equity in net (loss) income of affiliated companies	(128)	21	29	(40)

Nine months ended September 30, 2022
Sales	$2,686	$589	$193	$363
Cost of goods sold	2,020	370	91	332
Net income (loss)	217	95	80	(77)
Equity in net income (loss) of affiliated companies, before reconciling adjustments	54	33	32	(37)
Other	(5)	(2)	(4)	16
Alcoa Corporation’s equity in net income (loss) of affiliated companies	49	31	28	(21)

The results for the Saudi Arabia joint venture for the nine-month period of 2023 include an adjustment to the estimate for the settlement of a dispute with an industrial utility for periods in 2021 and 2022. Alcoa’s share of this adjustment is $41 which is included in Other expenses (income), net on the Statement of Consolidated Operations for the nine-month period of 2023. Alcoa’s total share of this dispute of $62 includes $21 that was recorded in the fourth quarter of 2022.

The Company’s basis in the ELYSISTM Limited Partnership (ELYSIS) as of September 30, 2023 and 2022, included in Other in the table above, has been reduced to zero for its share of losses incurred to date. As a result, the Company has $62 in unrecognized losses as of September 30, 2023 that will be recognized upon additional contributions into the partnership.

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

I. Receivables

On January 31, 2023, a wholly-owned special purpose entity (SPE) of the Company entered into a one-year agreement with a financial institution to sell up to $150 of certain customer receivables without recourse on a revolving basis. During the third quarter of 2023, the Company amended its agreement to decrease the amount of certain receivables that can be transferred from $150 to $130. Company subsidiaries sell customer receivables to the SPE, which then transfers the receivables to the financial institution. The Company does not maintain effective control over the transferred receivables, and therefore accounts for the transfers as sales of receivables.

Alcoa Corporation guarantees the performance obligations of the Company subsidiaries and unsold customer receivables are pledged as collateral to the financial institution to secure the sold receivables. At September 30, 2023, the SPE held unsold customer receivables of $91 pledged as collateral against the sold receivables.

The Company continues to service the customer receivables that were transferred to the financial institution. As Alcoa collects customer payments, the SPE transfers additional receivables to the financial institution rather than remitting cash. In the third quarter of 2023, the Company sold gross customer receivables of $146, and reinvested collections of $94 from previously sold receivables, resulting in net cash proceeds from the financial institution of $52. In the nine-month period of 2023, the Company sold gross customer receivables of $320, and reinvested collections of $221 from previously sold receivables, resulting in net cash proceeds from the financial institution of $99. Cash collections from previously sold receivables yet to be reinvested of $79 were included in Accounts payable, trade on the accompanying Consolidated Balance Sheet as of September 30, 2023. Cash received from sold receivables under the agreement are presented within operating activities in the Statement of Consolidated Cash Flows.

J. Inventories

	September 30, 2023	December 31, 2022
Finished goods	$404	$385
Work-in-process	323	350
Bauxite and alumina	577	584
Purchased raw materials	680	923
Operating supplies	206	185
	$2,190	$2,427

K. Goodwill

As a result of the January 2023 segment change, the Company reviewed the recoverability of the carrying value of goodwill of its Alumina reporting unit in the first quarter of 2023. The estimated fair value of the Alumina reporting unit substantially exceeded the reporting unit’s carrying value, resulting in no impairment.

Goodwill, which is included in Other noncurrent assets on the accompanying Consolidated Balance Sheet, was as follows:

	September 30, 2023	December 31, 2022
Alumina	$4	$4
Aluminum	—	—
Corporate(1)	142	141
	$146	$145

(1)
The carrying value of Corporate’s goodwill is net of accumulated impairment losses of $742 as of both September 30, 2023 and December 31, 2022. As of September 30, 2023, the $142 of goodwill reflected in Corporate is allocated to Alcoa Corporation’s Alumina reportable segment for purposes of impairment testing. This goodwill is reflected in Corporate for segment reporting purposes because it is not included in management’s assessment of performance by the reportable segment. Changes in the carrying amount of goodwill were attributable to foreign currency translation as of September 30, 2023 and December 31, 2022.

L. Debt

Short-term borrowings

Inventory Repurchase Agreements

During the nine-month period of 2023, the Company entered into multiple inventory repurchase agreements whereby the Company sold aluminum to a third party and agreed to subsequently repurchase substantially similar inventory. The Company did not record sales upon each shipment of inventory and the net cash received of $42 related to these agreements was recorded in Short-term borrowings within Other current liabilities on the Consolidated Balance Sheet as of September 30, 2023.

During the third quarter and nine-month period of 2023, the Company recorded borrowings of $55 and $80, respectively, and repurchased $23 and $38, respectively, of inventory related to these agreements. As of September 30, 2023, inventory sold of $42 was pledged as collateral and was reflected in Prepaid expenses and other current assets on the Consolidated Balance Sheet.

The cash received and subsequently paid under the inventory repurchase agreements is included in Cash provided from (used for) financing activities on the Statement of Consolidated Cash Flows for the nine-month period of 2023.

Credit Facilities

Revolving Credit Facility

The Company has an unsecured $1,250 revolving credit and letter of credit facility in place for working capital and/or other general corporate purposes (the Revolving Credit Facility). The Revolving Credit Facility, established on September 16, 2016, and amended and restated in 2022, is scheduled to mature in June 2027. Subject to the terms and conditions under the Revolving Credit Facility, the Company or Alcoa Nederland Holding B.V. (ANHBV), a wholly-owned subsidiary of Alcoa Corporation, may borrow funds or issue letters of credit. See Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K in Note M to the Consolidated Financial Statements for the year ended December 31, 2022 for more information on the Revolving Credit Facility.

As of September 30, 2023, the Company was in compliance with all covenants. The Company may access the entire amount of commitments under the Revolving Credit Facility. There were no borrowings outstanding at September 30, 2023 and December 31, 2022, and no amounts were borrowed during the third quarter and nine-month period of 2023 and 2022 under the Revolving Credit Facility.

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

As of September 30, 2023, the Company was in compliance with all covenants. The Company may access the entire amount of commitments under the facility. There were no borrowings outstanding at September 30, 2023 and no amounts were borrowed during the third quarter and nine-month period of 2023.

M. Pension and Other Postretirement Benefits

The components of net periodic benefit cost were as follows:

	Third quarter ended September 30,		Nine months ended September 30,
Pension benefits	2023	2022	2023	2022
Service cost	$2	$3	$7	$10
Interest cost(1)	27	24	87	78
Expected return on plan assets(1)	(35)	(35)	(111)	(123)
Recognized net actuarial loss(1)	7	19	21	74
Settlements(2)	—	626	21	626
Net periodic benefit cost	$1	$637	$25	$665

	Third quarter ended September 30,		Nine months ended September 30,
Other postretirement benefits	2023	2022	2023	2022
Service cost	$—	$1	$2	$3
Interest cost(1)	7	4	20	12
Recognized net actuarial loss(1)	1	5	3	14
Amortization of prior service benefit(1)	(3)	(4)	(10)	(11)
Net periodic benefit cost	$5	$6	$15	$18
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

Action #3 – In the third quarter of 2023, settlement accounting and a related plan remeasurement was triggered within Alcoa’s Australian pension plan as a result of participants electing lump sum payments. As a result, Alcoa recorded a $2 decrease to Other noncurrent assets in the third quarter.

Action #	Number of affected plan participants	Weighted average discount rate as of prior plan remeasurement date	Plan remeasurement date	Weighted average discount rate as of plan remeasurement date	Increase to accrued pension benefits liability	Decrease to other noncurrent assets	Decrease to accrued other postretirement benefits liability	Settlement loss(1)
1	~370	5.58%	March 31, 2023	5.20%	$15	$—	$(9)	$—
2	~530	5.20%	April 30, 2023	4.80%	$22	$(5)	$—	$21
3	~50	5.08%	September 30, 2023	5.03%	$—	$(2)	$—	$—
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

In the first, second and third quarters of 2023, management made such elections related to the Company’s U.S. plans and intends to do so for the remainder of 2023. As a result, Alcoa’s minimum required contribution to defined benefit pension plans in 2023 is estimated to be approximately $24, of which approximately $11 was contributed to non-U.S. plans during the third quarter of 2023. In the nine-month period of 2023, $20 was contributed to non-U.S. plans.

In the third quarter of 2022, $3 was contributed to non-U.S. plans. In the nine-month period of 2022, $12 was contributed to non-U.S. plans.

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

The following tables present the detail for Level 1 and 3 derivatives (see additional Level 3 information in further tables below):

	September 30, 2023		December 31, 2022
	Assets	Liabilities	Assets	Liabilities
Level 1 derivative instruments	$29	$16	$84	$14
Level 3 derivative instruments	7	1,115	52	1,212
Total	$36	$1,131	$136	$1,226
Less: Current	33	204	134	200
Noncurrent	$3	$927	$2	$1,026

	2023		2022
Third quarter ended September 30,	Unrealized gain (loss) recognized in Other comprehensive loss	Realized gain (loss) reclassed from Other comprehensive loss to earnings	Unrealized gain recognized in Other comprehensive loss	Realized gain (loss) reclassed from Other comprehensive loss to earnings
Level 1 derivative instruments	$(11)	$22	$59	$32
Level 3 derivative instruments	(110)	(54)	49	(67)
Noncontrolling and equity interest (Level 2)	1	3	2	(2)
Total	$(120)	$(29)	$110	$(37)

For the third quarter of 2023, the realized gain of $22 on Level 1 cash flow hedges was recognized in Sales. For the third quarter of 2022, the realized gain of $32 on Level 1 cash flow hedges was comprised of a $34 gain recognized in Sales and a $2 loss recognized in Cost of goods sold.

	2023		2022
Nine months ended September 30,	Unrealized gain (loss) recognized in Other comprehensive loss	Realized gain (loss) reclassed from Other comprehensive loss to earnings	Unrealized gain recognized in Other comprehensive loss	Realized gain (loss) reclassed from Other comprehensive loss to earnings
Level 1 derivative instruments	$20	$66	$158	$12
Level 3 derivative instruments	(87)	(164)	62	(286)
Noncontrolling and equity interest (Level 2)	1	5	11	(6)
Total	$(66)	$(93)	$231	$(280)

For the nine-month period of 2023, the realized gain of $66 on Level 1 cash flow hedges was comprised of a $70 gain recognized in Sales and a $4 loss recognized in Cost of goods sold. For the nine-month period of 2022, the realized gain of $12 on Level 1 cash flow hedges was comprised of a $16 gain recognized in Sales and a $4 loss recognized in Cost of goods sold.

The following table presents the outstanding quantities of derivative instruments classified as Level 1:

	Classification	September 30, 2023	September 30, 2022
Aluminum (in kmt)	Commodity buy forwards	126	178
Aluminum (in kmt)	Commodity sell forwards	144	398
Foreign currency (in millions of euro)	Foreign exchange buy forwards	68	67
Foreign currency (in millions of euro)	Foreign exchange sell forwards	18	—
Foreign currency (in millions of Norwegian krone)	Foreign exchange buy forwards	185	87
Foreign currency (in millions of Brazilian real)	Foreign exchange buy forwards	734	1,216
Foreign currency (in millions of Brazilian real)	Foreign exchange sell forwards	—	17
Foreign currency (in millions of Canadian dollar)	Foreign exchange sell forwards	33	—

Alcoa routinely uses Level 1 aluminum derivative instruments to manage exposures to changes in the fair value of firm commitments for the purchases or sales of aluminum. Additionally, Alcoa uses Level 1 aluminum derivative instruments to manage exposures to changes in the LME associated with the Alumar (Brazil) restart (expires December 2023) and the San Ciprián strike (expired October 2022). In the second quarter of 2023, as a result of a delay with the Alumar restart, it became probable that certain of the original forecasted transactions would not occur by the end of the originally specified time period and Alcoa dedesignated certain aluminum sell forwards. The Company reclassified the related unrealized gain of $11 included in Accumulated other comprehensive loss to Sales during the second quarter of 2023. In conjunction with the dedesignations, the Company entered into aluminum buy forwards for the same volume and periods which were also not designated. The unrealized and realized gains and losses on the aluminum buy and sell forwards that are not designated will offset resulting in no impact to Alcoa’s earnings.

Alcoa Corporation uses Level 1 foreign exchange forward contracts to mitigate the risk of foreign exchange exposure related to euro power purchases in Norway (expires December 2026), krone capital expenditures in Norway (expires June 2025), U.S. dollar alumina and aluminum sales in Brazil (expires August 2025), and Canadian dollar capital expenditures in Canada (expires March 2025).

Additional Level 3 Disclosures

The following table presents quantitative information related to the significant unobservable inputs described above for Level 3 derivative instruments (megawatt hours in MWh):

	September 30, 2023	Unobservable Input	Unobservable Input Range
Asset Derivatives
Financial contract (undesignated)	$7	Interrelationship of forward energy price, LME forward price and the Consumer Price Index	Electricity (per MWh)	2023: $29.76 2024: $54.21
			LME (per mt)	2023: $2,339
				2024: $2,374
Power contract	—	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2023: $2,339 2023: $2,353
			Midwest premium (per pound)	2023: $0.1940 2023: $0.1950
			Electricity	Rate of 2 million MWh per year
Total Asset Derivatives	$7
Liability Derivatives
Power contract	$196	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2023: $2,339 2027: $2,707
			Electricity	Rate of 4 million MWh per year
Power contracts	919	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2023: $2,339 2029: $2,711 2036: $2,959
			Midwest premium (per pound)	2023: $0.1940 2029: $0.2200 2036: $0.2200
			Electricity	Rate of 18 million MWh per year
Power contract (undesignated)	—	Estimated spread between the 30-year debt yield of Alcoa and the counterparty	Credit spread	1.55%: 30-year debt yield spread 7.37%: Alcoa (estimated) 5.82%: counterparty
Total Liability Derivatives	$1,115

In addition to the instruments presented above, Alcoa had a financial contract that expired on February 28, 2023 that was designated as a cash flow hedge of forward sales of power.

The fair values of Level 3 derivative instruments recorded in the accompanying Consolidated Balance Sheet were as follows:

Asset Derivatives	September 30, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Current—financial contract	$—	$20
Total derivatives designated as hedging instruments	$—	$20
Derivatives not designated as hedging instruments:
Current—financial contract	$7	$32
Total derivatives not designated as hedging instruments	$7	$32
Total Asset Derivatives	$7	$52
Liability Derivatives
Derivatives designated as hedging instruments:
Current—power contracts	$196	$195
Noncurrent—power contracts	919	1,017
Total derivatives designated as hedging instruments	$1,115	$1,212
Total Liability Derivatives	$1,115	$1,212

Assuming market rates remain constant with the rates at September 30, 2023, a realized loss of $196 related to power contracts is expected to be recognized in Sales over the next 12 months.

At September 30, 2023 and December 31, 2022, the power contracts with embedded derivatives designated as cash flow hedges include hedges of forecasted aluminum sales of 1,513 kmt and 1,683 kmt, respectively.

The following tables present the reconciliation of activity for Level 3 derivative instruments:

	Assets
Third quarter ended September 30, 2023	Power contracts	Financial contracts
July 1, 2023	$1	$28
Total gains or losses included in:
Sales (realized)	(2)	—
Other expenses, net (unrealized/realized)	—	(20)
Other comprehensive income (unrealized)	1	—
Settlements and other	—	(1)
September 30, 2023	$—	$7
Change in unrealized gains or losses included in earnings for derivative instruments held at September 30, 2023:
Other expenses, net	$—	$(20)

Liabilities
Third quarter ended September 30, 2023	Power contracts
July 1, 2023	$1,060
Total gains or losses included in:
Sales (realized)	(56)
Other comprehensive income (unrealized)	111
September 30, 2023	$1,115

	Assets
Nine months ended September 30, 2023	Power contracts	Financial contracts
January 1, 2023	$—	$52
Total gains or losses included in:
Sales (realized)	(4)	—
Cost of goods sold (realized)	—	(20)
Other expenses, net (unrealized/realized)	—	(3)
Other comprehensive income (unrealized)	4	—
Settlements and other	—	(22)
September 30, 2023	$—	$7
Change in unrealized gains or losses included in earnings for derivative instruments held at September 30, 2023:
Other expenses, net	$—	$(3)

Liabilities
Nine months ended September 30, 2023	Power contracts
January 1, 2023	$1,212
Total gains or losses included in:
Sales (realized)	(188)
Other comprehensive income (unrealized)	91
September 30, 2023	$1,115

There were no purchases, sales, or settlements of Level 3 derivative instruments in the periods presented.

Other Financial Instruments

The carrying values and fair values of Alcoa Corporation’s other financial instruments were as follows:

	September 30, 2023		December 31, 2022
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$926	$926	$1,363	$1,363
Restricted cash	104	104	111	111
Short-term borrowings	42	42	—	—
Long-term debt due within one year	1	1	1	1
Long-term debt, less amount due within one year	1,809	1,726	1,806	1,744

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

O. Income Taxes – Alcoa Corporation’s estimated annualized effective tax rate (AETR) for 2023 as of September 30, 2023 differs from the U.S. federal statutory rate of 21% primarily due to losses in certain jurisdictions with full valuation allowances resulting in no tax benefit in addition to foreign jurisdictions with higher statutory tax rates, partially offset by the reversal of a valuation allowance recorded against the deferred tax assets of the Company's subsidiaries in Iceland.

	Nine months ended September 30,
	2023	2022
(Loss) income before income taxes	$(507)	$942
Estimated annualized effective tax rate	(18.9)%	54.0%
Income tax expense	$96	$509
Favorable tax impact related to losses in jurisdictions with no tax benefit	—	(27)
Discrete tax (benefit) expense	(57)	2
Provision for income taxes	$39	$484

The Company’s subsidiaries in Iceland had a full valuation allowance recorded against deferred tax assets, which was established in 2015 and 2017, as the Company believed it was more likely than not that these tax benefits would not be realized. During 2023, after considering all positive and negative evidence, including the expectation that the jurisdiction will remain in a three-year cumulative income position, the Company determined that it is more likely than not that the net deferred tax assets will be realized. Based on this conclusion, the Company reversed the valuation allowance totaling $58 during the third quarter of 2023, generating a non-cash benefit from income taxes.

As of September 30, 2023, management’s position continues to be it is more likely than not that the deferred tax assets of AWAB will be realized. A valuation allowance has not been recorded against the deferred tax assets. However, if future losses are incurred by AWAB, it is reasonably possible that a valuation allowance could be established as a result of negative evidence to support the realization of such assets. AWAB’s net deferred tax assets were $132 at September 30, 2023. The majority of AWAB’s net deferred tax assets relate to prior net operating losses; the loss carryforwards are not subject to an expiration period.

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

P. Asset Retirement Obligations

During the third quarter and nine-month period of 2023, the Company recorded liabilities of $4 (both periods) as a result of updated estimates related to spent pot lining treatment and disposal at a previously closed site and $36 (nine-month period only) related to the closure of the previously curtailed Intalco aluminum smelter. Further, the Company recorded a reversal of a reserve of $2 (both periods) due to the completion of the demolition project at the previously closed Lake Charles anode facility in Louisiana. These amounts were recorded in Restructuring and other charges, net (see Note D) on the accompanying Statement of Consolidated Operations.

The Company recorded a liability of $15 in the third quarter of 2022 related to the closure of the previously curtailed magnesium smelter in Addy. The facility has been fully curtailed since 2001. The additional accrual was recorded in Restructuring and other charges, net (see Note D) on the Statement of Consolidated Operations.

The Company recorded a liability of $47 in the second quarter of 2022 when an initial estimate became available for improvements required on both operating and non-operating bauxite residue areas at the Poços de Caldas refinery to comply with updated impoundment regulations in the region. The additional accruals were recorded with a charge to Cost of goods sold of $39 and a corresponding capitalized asset retirement cost of $8. In the third quarter of 2022, the Company updated its initial estimate and recorded an additional liability of $9. The additional accruals were recorded with a charge to Cost of goods sold of $8 and a corresponding capitalized asset retirement cost of $1.

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

Alcoa Corporation’s environmental remediation reserve balance reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. The following table details the changes in the carrying value of recorded environmental remediation reserves:

Balance at December 31, 2021	$309
Liabilities incurred	32
Cash payments	(26)
Reversals of previously recorded liabilities	(30)
Foreign currency translation and other	(1)
Balance at December 31, 2022	284
Liabilities incurred	38
Cash payments	(42)
Reversals of previously recorded liabilities	(1)
Foreign currency translation and other	(1)
Balance at September 30, 2023	$278

At September 30, 2023 and December 31, 2022, the current portion of the environmental remediation reserve balance was $53 and $58, respectively.

During the third quarter and nine-month period of 2023, the Company incurred liabilities of $20 and $38, respectively. The Company incurred liabilities of $14 (nine-month period only) primarily related to the closure of the previously curtailed Intalco aluminum smelter and $13 (both periods) for ongoing remediation work at the previously closed Longview (Washington) site, which were recorded in Restructuring and other charges, net on the Statement of Consolidated Operations. The Company incurred liabilities of $7 (both periods) and $4 (nine-month period only) for ongoing remediation work at various other sites, which was recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. Payments related to remediation expenses applied against the reserve were $19 and $42 in the third quarter and nine-month period of 2023, respectively. These amounts include mandated expenditures as well as those not required by any regulatory authority or third party. Further, the Company recorded a reversal of a reserve of $1 during the nine-month period of 2023 due to the determination that certain remaining site remediation is no longer required.

During the third quarter and nine-month period of 2022, the Company incurred liabilities of $18 and $23, respectively, primarily related to $14 (both periods) for the closure of the previously curtailed magnesium smelter in Addy, which was recorded in Restructuring and other charges, net, $5 (nine-month period only) related to a new phase of work at the former East St. Louis (Illinois) site and $4 (both periods) for environmental activities at various sites, which were recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. Payments related to remediation expenses applied against the reserve were $7 and $17 in the third quarter and nine-month period of 2022, respectively. These amounts include mandated expenditures as well as those not required by any regulatory authority or third party. Further, the Company recorded a reversal of a reserve of $3 during the nine-month period of 2022, due to the determination that certain remaining site remediation is no longer required.

The estimated timing of cash outflows on the environmental remediation reserve at September 30, 2023 is as follows:

2023 (excluding the nine months ended September 30, 2023)	$14
2024 - 2028	184
Thereafter	80
Total	$278

Reserve balances at September 30, 2023 and December 31, 2022, associated with significant sites with active remediation underway or for future remediation were $221 and $234, respectively. In management’s judgment, the Company’s reserves are sufficient to satisfy the provisions of the respective action plans. Upon changes in facts or circumstances, a change to the reserve may be required. The Company’s significant sites include:

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

Longview, Washington—In connection with a 2018 Consent Decree and Cleanup Action Plan with the State of Washington Department of Ecology, the Company’s subsidiary, Northwest Alloys as landowner, accepted certain responsibilities for future remediation of contaminated soil and sediments at the site located near Longview, Washington. In December 2020, the lessee of the land, who was a partner in the remediation of the site, filed for bankruptcy and exited the site in January 2021. The full site remediation project design, long-term and post-closure monitoring and maintenance at the site was approved in March 2023. In the third quarter of 2023, changes in scope and cost increases for remediation resulted in an increase to the reserve. The project is planned to be completed in the next two years.

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

Other Sites—The Company is in the process of decommissioning various other plants and remediating sites in several countries for potential redevelopment or to return the land to a natural state. In aggregate, there are remediation projects at 32 other sites that are planned or underway. These activities will be completed at various times in the future with the latest expected to be in 2026, after which ongoing monitoring and other activities may be required. At September 30, 2023 and December 31, 2022, the reserve balance associated with these activities was $57 and $50, respectively.

Tax

Brazil (AWAB)—In March 2013, AWAB was notified by the Brazilian Federal Revenue Office (RFB) that approximately $110 (R$220) of value added tax credits previously claimed were being disallowed and a penalty of 50% was assessed. Of this amount, AWAB received $41 (R$82) in cash in May 2012. The value added tax credits were claimed by AWAB for both fixed assets and export sales related to the Juruti bauxite mine and São Luís refinery expansion for tax years 2009 through 2011. The RFB has disallowed credits they allege belong to the consortium in which AWAB owns an interest and should not have been claimed by AWAB. Credits have also been disallowed as a result of challenges to apportionment methods used, questions about the use of the credits, and an alleged lack of documented proof. AWAB presented defense of its claim to the RFB on April 8, 2013. In February 2022, the RFB notified AWAB that it had inspected the value added tax credits claimed for 2012 and disallowed $4 (R$19). In its decision, the RFB allowed credits of $14 (R$65) that were similar to those previously disallowed for 2009 through 2011. In July 2022, the RFB notified AWAB that it had inspected the value added tax credits claimed for 2013 and disallowed $13 (R$70). In its decision, the RFB allowed credits of $16 (R$84) that were similar to those previously disallowed for 2009 through 2011. The decisions on the 2012 and 2013 credits provide positive evidence to support management’s opinion that there is no basis for these credits to be disallowed. AWAB received the 2012 allowed credits with interest of $9 (R$44) in March 2022 and the 2013 allowed credits with interest of $6 (R$31) in August 2022. AWAB will continue to dispute the credits that were disallowed for 2012 and 2013. If AWAB is successful in this administrative process, the RFB would have no further recourse. If unsuccessful in this process, AWAB has the option to litigate at a judicial level. Separately from AWAB’s administrative appeal, in June 2015, a new tax law was enacted repealing the provisions in the tax code that were the basis for the RFB assessing a 50% penalty in this matter. As such, the estimated range of reasonably possible loss for these matters is $0 to $47 (R$239). It is management’s opinion that the allegations have no basis; however, at this time, the Company is unable to reasonably predict an outcome for this matter.

Australia (AofA)—In December 2019, AofA received a statement of audit position (SOAP) from the Australian Taxation Office (ATO) related to the pricing of certain historic third-party alumina sales. The SOAP proposed adjustments that would result in additional income tax payable by AofA. During 2020, the SOAP was the subject of an independent review process within the ATO. At the conclusion of this process, the ATO determined to continue with the proposed adjustments and issued Notices of Assessment (the Notices) that were received by AofA on July 7, 2020. The Notices asserted claims for income tax payable by AofA of approximately $137 (A$214). The Notices also included claims for compounded interest on the tax amount totaling approximately $452 (A$707).

On September 17, 2020, the ATO issued a position paper with its preliminary view on the imposition of administrative penalties related to the tax assessment issued to AofA. This paper proposed penalties of approximately $82 (A$128).

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

On April 29, 2022, AofA filed proceedings in the Australian Administrative Appeals Tribunal (AAT) against the ATO to contest the Notices, a process which could last several years. The AAT held the first directions hearing on July 25, 2022 ordering AofA to file its evidence and related materials by November 4, 2022, ATO to file its materials by April 14, 2023 and AofA to file reply materials by May 26, 2023. AofA filed its evidence and related materials on November 4, 2022. The ATO did not file its materials by April 14, 2023. At a directions hearing on May 17, 2023, the ATO was granted an extension to file its materials by August 18, 2023. At a directions hearing on September 26, 2023, the ATO was granted an additional extension to file its materials by November 3, 2023. There will be a directions hearing on November 22, 2023 to set a timeline to allow for AofA’s response. The substantive hearing is scheduled for June 2024.

The Company maintains that the sales subject to the ATO’s review, which were ultimately sold to Aluminium Bahrain B.S.C., were the result of arm’s length transactions by AofA over two decades and were made at arm’s length prices consistent with the prices paid by other third-party alumina customers.

In accordance with the ATO’s dispute resolution practices, AofA paid 50% of the assessed income tax amount exclusive of interest and any penalties, or approximately $74 (A$107), during the third quarter 2020, and the ATO is not expected to seek further payment prior to final resolution of the matter. If AofA is ultimately successful, any amounts paid to the ATO as part of the 50% payment would be refunded. AofA funded the payment with cash on hand and recorded the payment within Other noncurrent assets as a noncurrent prepaid tax asset; the related September 30, 2023 balance is $68 (A$107).

Further interest on the unpaid tax will continue to accrue during the dispute. The initial interest assessment and the additional interest accrued are deductible against taxable income by AofA but would be taxable as income in the year the dispute is resolved if AofA is ultimately successful. AofA applied this deduction beginning in the third quarter of 2020, reducing cash tax payments. At September 30, 2023 and December 31, 2022, total reductions in cash tax payments were $182 (A$284) and $174 (A$260), respectively, and are reflected within Other noncurrent liabilities and deferred credits as a noncurrent accrued tax liability.

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

In April 2022, the Company received unanimous acceptance of an offer made to all then-active workers of the divested Avilés and La Coruña facilities to settle various legal disputes related to the 2019 divestiture and a Global Settlement Agreement (GSA) was fully executed. Alcoa recorded $79 in the nine-month period of 2022 in Restructuring and other charges, net to reflect estimated cash payments related to the GSA.

On July 6, 2023, the Supreme Court of Spain ratified the GSA. Upon completion of the remaining administrative and judicial approvals, the Company made cash payments of $75 to the former employees of the facilities in the third quarter and nine-month period of 2023 in accordance with the GSA and expects remaining payments of approximately $3 to be made in the fourth quarter of 2023.

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

R. Other Financial Information

Other Expenses (Income), Net

	Third quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Equity loss (income)	$40	$36	$179	$(17)
Foreign currency losses (gains), net	42	9	(13)	17
Net (gain) loss from asset sales	(1)	2	14	7
Net loss (gain) on mark-to-market derivative instruments	20	(8)	3	(199)
Non-service costs – pension and other postretirement benefits	4	13	10	44
Other	(20)	(17)	(48)	(37)
	$85	$35	$145	$(185)

Other Noncurrent Assets

	September 30, 2023	December 31, 2022
Value added tax credits	$336	$294
Prepaid gas transmission contract	277	285
Gas supply prepayment	275	311
Deferred mining costs, net	170	161
Prepaid pension benefit	159	146
Goodwill	146	145
Noncurrent prepaid tax asset	68	72
Noncurrent restricted cash	54	56
Intangibles, net	37	29
Other	96	94
	$1,618	$1,593

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

Cash and Cash Equivalents and Restricted Cash

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$926	$1,363
Current restricted cash	50	55
Noncurrent restricted cash	54	56
	$1,030	$1,474

S. Supplier Finance Programs

The Company has various supplier finance programs with third-party financial institutions that are made available to suppliers to facilitate payment term negotiations. Under the terms of these agreements, participating suppliers receive payment in advance of the payment date from third-party financial institutions for qualifying invoices. Alcoa’s obligations to its suppliers, including amounts due and payment terms, are not impacted by its suppliers’ participation in these programs. The Company does not pledge any assets as security or provide any guarantees beyond payment of outstanding invoices at maturity under these arrangements. The Company does not pay fees to the financial institutions under these arrangements. At September 30, 2023 and December 31, 2022, qualifying supplier invoices outstanding under these programs were $109 and $185, respectively, and have payment terms ranging from 50 to 110 days. These obligations are included in Accounts payable, trade on the accompanying Consolidated Balance Sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per-share amounts, average realized prices, and average cost amounts; metric tons in thousands (kmt); dry metric tons in millions (mdmt))

Business Update

During the third quarter of 2023, Alcoa remained focused on improving operating performance and stability, while pursuing cost reduction measures and initiating productivity programs across its operations. The Company’s Canadian smelters set year-to-date production records, and the Alumar smelter established stability and increased operating capacity to approximately 65 percent despite interruptions from a nation-wide power outage in mid-August. The first announced action under the productivity programs was initiated at the Kwinana refinery in Australia. Additionally, Alcoa continued to make progress with relevant state government agencies in support of its annual mine plan approvals process for bauxite mining at the Huntly and Willowdale bauxite mines in Australia.

Australia Mine Plan Approvals

The Company seeks annual approvals from the Western Australian State Government for a rolling five-year mine plan to maintain continued operations at the Huntly and Willowdale bauxite mines. This statutory annual mine approvals process is currently taking longer than it has taken historically due to increased requirements and expectations from stakeholders. In April 2023, Alcoa began mining lower grade bauxite in areas already permitted under Mine Management Programs (MMPs) at the Huntly mine (that supplies the Pinjarra and Kwinana refineries), which impacts the refineries by increasing the use of caustic, energy, and bauxite and decreasing alumina output.

During the third quarter of 2023, the Company submitted a revised MMP for the period 2023-2027 with enhancements meant to address stakeholder needs and expectations. The submission to regulators includes additional controls for the protection of drinking water, including distances from reservoirs, and biodiversity that includes a plan to accelerate rehabilitation. The Company is working toward an MMP approval during the fourth quarter of 2023.

Separately, following a public comment period that concluded in August 2023, the Western Australian Environmental Protection Authority (WA EPA) continues to consider a third-party request on whether to formally assess all or part of the current and next MMPs and, if so, at what level. The WA EPA has indicated it expects to make a decision before the end of 2023.

The Company supports moving toward a modernized approvals framework for new major mine regions. In June 2020, Alcoa proactively requested an assessment by the WA EPA on two new mine regions (Myara North and Holyoake) for the Huntly mine.

The Company expects the bauxite quality at Myara North and Holyoake to be more consistent with the historic higher quality at the existing Myara Central. Alcoa continues to work to secure approvals for these new regions, and anticipates mining in the new regions no earlier than 2027. Until then, the Company expects bauxite quality similar to recent grades.

During the third quarter of 2023, the first announced action under the productivity programs was initiated at the Kwinana refinery to mitigate the financial impacts of lower bauxite grade. In connection with this program, the Company recorded a charge of $6 in Restructuring and other charges, net on the Statement of Consolidated Operations in the third quarter of 2023 for employee termination and severance costs for approximately 90 employees at the Kwinana refinery to be paid through the first quarter of 2024. The Company anticipates approximately $10 ($6 Alcoa share) in annual cash savings from this action. The Kwinana refinery has been operating four of its five digesters since January 2023 in response to a state-wide shortage of natural gas from key suppliers in Western Australia. On April 19, 2023, the Company announced its decision to keep the one digester offline due to the prolonged annual mine plan approvals process.

Portfolio Actions

During the third quarter of 2023, the Company continued the controlled pace for the restart of the Alumar smelter in São Luís, Brazil and improved the operating stability of restarted pots. The site was operating at approximately 65 percent of the site’s total annual capacity of 268 kmt (Alcoa share) as of September 30, 2023.

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

In February 2023, the Company reached an updated viability agreement with the workers’ representatives of the San Ciprián aluminum smelter to commence the phased restart of the smelter beginning in January 2024. Alcoa plans to operate an initial complement of approximately 6 percent of total pots, to then restart additional pots based on favorable market conditions, and to restart all pots by October 1, 2025. From October 1, 2025 until the end of 2026, the planned minimum production will be 75 percent of the annual capacity of 228 kmt. The updated viability agreement includes increased investments in the facility and protections for the workforce.

Other Matters

In July 2023, the Supreme Court of Spain ratified the GSA to settle various legal disputes related to the 2019 divestiture of the Avilés and La Coruña aluminum facilities. The Company made cash payments of $75 to the former employees of the facilities in the third quarter of 2023 upon completion of the remaining administrative and judicial approvals in accordance with the GSA.

In early July 2023, the repair of the ship-to-shore conveyance system that failed on March 25, 2023 and other unplanned maintenance was completed at the Alumar (Brazil) refinery. As a result of the conveyance system event, bauxite discharge at the Alumar port was temporarily halted and the refinery operated on existing inventory until initial repairs were completed on April 8, 2023. Bauxite flows to the refinery were fully restored by the end of April 2023. The pier was not damaged and could still berth vessels.

In May 2023, members of the United Steelworkers ratified a new three-year collective bargaining agreement that covers more than 800 active employees at the smelter at Warrick Operations (Indiana) and the smelter at Massena Operations (New York).

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

In the first quarter of 2023, the Company recorded an adjustment related to the Company’s Ma’aden Aluminum joint venture for the settlement of a dispute with an industrial utility for periods in 2021 and 2022. Alcoa’s share of this adjustment was $41 which is included in Other expenses (income), net on the Statement of Consolidated Operations for the nine-month period of 2023. Alcoa’s total share of this dispute of $62 includes $21 that was recorded in the fourth quarter of 2022.

The Company paid a quarterly cash dividend of $0.10 per share of the Company’s common stock in August 2023, totaling $18.

See the below sections for additional details on the above-described actions.

Results of Operations

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the quarterly and year-to-date periods outlined in the table below.

Selected Financial Data:

	Quarter ended		Nine months ended
	Sequential		Year-to-date
Statement of Operations	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Sales	$2,602	$2,684	$7,956	$9,788
Cost of goods sold (exclusive of expenses below)	2,469	2,515	7,388	7,616
Selling, general administrative, and other expenses	56	52	162	140
Research and development expenses	9	6	25	23
Provision for depreciation, depletion, and amortization	163	153	469	470
Restructuring and other charges, net	22	24	195	702
Interest expense	26	27	79	80
Other expenses (income), net	85	6	145	(185)
Total costs and expenses	2,830	2,783	8,463	8,846
(Loss) income before income taxes	(228)	(99)	(507)	942
(Benefit from) provision for income taxes	(35)	22	39	484
Net (loss) income	(193)	(121)	(546)	458
Less: Net (loss) income attributable to noncontrolling interest	(25)	(19)	(45)	186
Net (loss) income attributable to Alcoa Corporation	$(168)	$(102)	$(501)	$272

	Quarter ended		Nine months ended
Selected Financial Metrics	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Diluted (loss) income per share attributable to Alcoa Corporation common shareholders	$(0.94)	$(0.57)	$(2.81)	$1.47
Third-party shipments of alumina (kmt)	2,374	2,136	6,439	6,959
Third-party shipments of aluminum (kmt)	630	623	1,853	1,929
Average realized price per metric ton of alumina	$354	$363	$362	$397
Average realized price per metric ton of aluminum	$2,647	$2,924	$2,880	$3,646
Average Alumina Price Index (API)(1)	$335	$355	$346	$378
Average London Metal Exchange (LME) 15-day lag(2)	$2,147	$2,283	$2,270	$2,870

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

Overview

Sequential period comparison

Net (loss) income attributable to Alcoa Corporation decreased $66 primarily as a result of:

•
Lower average realized prices of aluminum and alumina
•
Unfavorable currency revaluation impacts

Partially offset by:

•
Reversal of a valuation allowance on deferred tax assets in Iceland
•
Lower raw material costs
•
Lower production costs across both segments

Year-to-date comparison

Net (loss) income attributable to Alcoa Corporation decreased $773 primarily as a result of:

•
Lower average realized prices of aluminum and alumina
•
Higher production costs across both segments
•
Absence of favorable mark-to-market results on derivative instruments
•
Lower equity earnings
•
Higher raw material costs due to inflation pressures

Partially offset by:

•
Lower restructuring charges
•
Lower taxes on lower earnings and the reversal of a valuation allowance on deferred tax assets in Iceland
•
Favorable currency impacts
•
Lower energy costs, primarily in Europe

Sales

Sequential period comparison

Sales decreased $82 primarily as a result of:

•
Lower average realized prices of aluminum and alumina

Partially offset by:

•
Higher shipments across both segments

Year-to-date comparison

Sales decreased $1,832 primarily as a result of:

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

Sequential period comparison

Cost of goods sold as a percentage of sales increased 1% primarily as a result of:

•
Lower average realized prices of aluminum and alumina

Partially offset by:

•
Favorable raw material costs
•
Lower production costs across both segments

Year-to-date comparison

Cost of goods sold as a percentage of sales increased 15% primarily as a result of:

•
Lower average realized prices of aluminum and alumina
•
Higher production costs primarily related to operating certain of the Australian refineries with lower grade bauxite, the partial curtailment of the San Ciprián (Spain) refinery and increased maintenance
•
Decrease in value add product sales

Partially offset by:

•
Lower energy costs, primarily in Europe
•
Favorable currency impacts

Selling, general administrative, and other expenses

Sequential period comparison

Selling, general administrative, and other expenses increased $4 primarily as a result of:

•
Higher external legal fees

Year-to-date comparison

Selling, general administrative, and other expenses increased $22 primarily as a result of:

•
Higher labor costs, external legal fees, and information technology services

Provision for depreciation, depletion, and amortization

Sequential period comparison

Depreciation increased $10 primarily as a result of:

•
Higher depreciation in Brazil for bauxite residue storage asset retirement obligations

Year-to-date comparison

Depreciation decreased $1 primarily as a result of:

•
Favorable currency impacts
•
Lower depreciation resulting from the permanent closure of the previously curtailed Intalco aluminum smelter

Partially offset by:

•
Higher depreciation in Brazil and Australia for mine reclamation and bauxite residue storage asset retirement obligations

Interest expense

Interest expense decreased $1 in comparison to both the second quarter of 2023 and nine-month period of 2022.

Other expenses (income), net

Sequential period comparison

Other expenses (income), net was $85 in the third quarter of 2023 compared with $6 in the second quarter of 2023. The unfavorable change of $79 was primarily a result of:

•
Unfavorable currency revaluation impacts driven by losses recognized in the third quarter due to the U.S. dollar strengthening against the Brazilian real, the euro and the Canadian dollar, partially offset by the absence of gains recognized in the second quarter due to the U.S. dollar weakening against the Brazilian real

Year-to-date comparison

Other expenses (income), net was $145 in the nine-month period of 2023, compared with $(185) in the nine-month period of 2022. The unfavorable change of $330 was primarily a result of:

•
Mark-to-market results on derivative instruments primarily due to the absence of prior year gains driven by elevated power prices in 2022
•
Decrease in equity earnings from the Ma’aden aluminum joint venture primarily due to a charge for a utility settlement, lower shipments, and lower aluminum prices
•
Higher equity losses from the Ma’aden bauxite and alumina joint venture primarily due to lower alumina prices and higher raw material costs partially offset by higher shipments
•
Higher ELYSIS capital contributions, which triggered loss recognition

Partially offset by:

•
Lower pension expense primarily due to a decrease in recognized net actuarial losses subsequent to pension annuity transactions
•
Favorable currency revaluation impacts driven by the absence of losses recognized in the prior year due to the U.S. dollar strengthening against most currencies, partially offset by gains recognized in the current year due to the U.S. dollar weakening against the Brazilian real and Canadian dollar

Restructuring and other charges, net

Sequential period comparison

In the third quarter of 2023, Restructuring and other charges, net of $22 primarily related to:

•
$15 to record additional environmental and asset retirement obligation reserves at previously closed locations
•
$7 for employee termination and severance costs, primarily related to Kwinana refinery productivity program

In the second quarter of 2023, Restructuring and other charges, net of $24 primarily related to:

•
$21 for the settlement of certain pension benefits

Year-to-date comparison

In the nine-month period of 2023, Restructuring and other charges, net of $195 primarily related to:

•
$101 for the permanent closure of the previously curtailed Intalco aluminum smelter
•
$47 for the updated viability agreement for the San Ciprián aluminum smelter
•
$21 for the settlement of certain pension benefits
•
$15 to record additional environmental and asset retirement obligation reserves at previously closed locations
•
$10 for employee termination and severance costs, primarily related to Kwinana refinery productivity program

In the nine-month period of 2022, Restructuring and other charges, net of $702 primarily related to:

•
$626 for U.S. pension group annuity contracts and U.S. and Australia remeasurements
•
$79 for the accrual related to the GSA for the workers of the divested Avilés and La Coruña facilities
•
$58 for an asset impairment related to the sale of the Company’s interest in the MRN mine
•
$29 for the permanent closure of the previously curtailed magnesium smelter facility in Addy

Partially offset by:

•
$83 for the reversal of state VAT valuation allowance associated with the restart of the Alumar smelter

(Benefit from) provision for income taxes

Sequential period comparison

The Benefit from income taxes in the third quarter of 2023 was $(35) on a loss before taxes of $(228) or 15.4%. In comparison, the second quarter of 2023 Provision for income taxes was $22 on a loss before taxes of $(99) or (22.2)%.

The decrease in tax expense of $57 is primarily attributable to a tax benefit recognized for the full reversal of the valuation allowance recorded against the deferred tax assets of the Company’s subsidiaries in Iceland and lower income in the jurisdictions where taxes are paid.

The Company’s subsidiaries in Iceland had a full valuation allowance recorded against deferred tax assets, which was established in 2015 and 2017, as the Company believed it was more likely than not that these tax benefits would not be realized. During 2023, after considering all positive and negative evidence, including the expectation that the jurisdiction will remain in a three-year cumulative income position, the Company determined that it is more likely than not that the net deferred tax assets will be realized. Based on this conclusion, the Company reversed the valuation allowance totaling $58 during the third quarter of 2023, generating a non-cash benefit from income taxes.

Year-to-date comparison

The Provision for income taxes in the nine-month period of 2023 was $39 on a loss before taxes of $(507) or (7.7)%. In comparison, the nine-month period of 2022 Provision for income taxes was $484 on income before taxes of $942 or 51.4%.

The decrease in tax expense of $445 is primarily attributable to lower income in the jurisdictions where taxes are paid and a tax benefit recognized for the full reversal of the valuation allowance recorded against the deferred tax assets of the Company’s subsidiaries in Iceland.

Noncontrolling interest

Sequential period comparison

Net (loss) income attributable to noncontrolling interest was $(25) in the third quarter of 2023 compared with $(19) in the second quarter of 2023. These amounts are entirely related to Alumina Limited’s 40% ownership interest in several affiliated operating entities.

The change is primarily a result of lower average realized price of alumina, higher elimination of intercompany profit in inventory, unfavorable currency revaluation impacts, and higher taxes, partially offset by lower raw material costs and production costs.

Year-to-date comparison

Net (loss) income attributable to noncontrolling interest was $(45) in the nine-month period of 2023 compared with $186 in the nine-month period of 2022. These amounts are entirely related to Alumina Limited’s 40% ownership interest in several affiliated operating entities.

The change is primarily a result of higher production costs, higher raw material costs, lower average realized price of alumina, unfavorable mark-to-market results on derivative instruments, higher elimination of intercompany profit in inventory, partially offset by lower taxes.

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

Segment performance under Alcoa Corporation’s management reporting system is evaluated based on a number of factors; however, the primary measure of performance is the Adjusted EBITDA (Earnings before interest, taxes, depreciation, and amortization) for each segment. The Company calculates Segment Adjusted EBITDA as Total sales (third-party and intersegment) minus the following items: Cost of goods sold; Selling, general administrative, and other expenses; and Research and development expenses. Alcoa Corporation’s Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies. The CODM function regularly reviews the financial information, including Adjusted EBITDA, of these two operating segments to assess performance and allocate resources.

Alumina

Business Update. The average API of $335 per metric ton trended unfavorably compared to the prior quarter reflecting a 6% sequential decrease.

During the third quarter, the Alumina segment also experienced lower production and raw material costs compared to the second quarter of 2023.

Alumina production increased 10% in the third quarter in comparison to the second quarter of 2023 primarily due to the conclusion of unplanned maintenance at the Alumar refinery and higher output in Australia as the refineries adapted to lower grade bauxite.

In the second quarter of 2023, Alcoa began mining lower grade bauxite in areas at the Huntly mine (that supplies the Pinjarra and Kwinana refineries) as it continued to work through the annual mine approvals process. The reduction in grade increases the use of caustic, energy, and bauxite and decreases alumina output. During the third quarter of 2023, the Company continued to pursue cost reduction measures and initiated productivity programs across its operations in Australia to mitigate the financial impacts of lower bauxite grade and to optimize current operating levels. The first announced action under the productivity programs was initiated at the Kwinana refinery, and the Company recorded Restructuring and other charges, net of $6 for employee termination and severance costs for approximately 90 employees. The restructuring actions and corresponding cash outlays are expected to be complete by the end of the first quarter of 2024. The Company anticipates approximately $10 ($6 Alcoa share) in annual cash savings as a result of this program.

On March 25, 2023, a ship-to-shore conveyance system at the Alumar refinery failed, temporarily halting bauxite discharge at the Alumar port. The Alumar refinery operated on existing inventory until initial repairs were completed on April 8, 2023, and bauxite flows to the refinery were restored by the end of April 2023. The pier was not damaged and could still berth vessels.

In January 2023, in response to a state-wide shortage of natural gas from key suppliers in Western Australia, the Company reduced production at the Kwinana refinery by decreasing process flows and taking offline one of five digesters. While the supply of natural gas improved, in April 2023, the Company announced its decision to keep the one digester offline due to the prolonged annual mine plan approvals process.

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

	Quarter ended		Nine months ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Bauxite production (mdmt)	10.7	10.0	30.6	31.5
Third-party bauxite shipments (mdmt)	1.9	1.8	5.6	2.4
Alumina production (kmt)	2,805	2,559	8,119	9,527
Third-party alumina shipments (kmt)	2,374	2,136	6,439	6,959
Intersegment alumina shipments (kmt)	966	944	2,949	2,929
Total alumina shipments (kmt)	3,340	3,080	9,388	9,888
Third-party bauxite sales	$111	$113	$360	$136
Third-party alumina sales	846	781	2,348	2,764
Total segment third-party sales	$957	$894	$2,708	$2,900
Intersegment alumina sales	381	397	1,199	1,308
Total sales	$1,338	$1,291	$3,907	$4,208
Segment Adjusted EBITDA	$53	$33	$189	$738
Average realized third-party price per metric ton of alumina	$354	$363	$362	$397
Operating costs	$1,299	$1,269	$3,742	$3,482
Average cost per metric ton of alumina shipped	$389	$412	$399	$352

Production

Sequential period comparison

Alumina production increased 10% primarily as a result of:

•
The conclusion of unplanned maintenance in the third quarter of 2023 at the Alumar refinery
•
Increased production output at the Australia refineries as the refineries adapted to lower bauxite grade

Year-to-date comparison

Alumina production decreased 15% primarily as a result of:

•
The curtailment of capacity at the San Ciprián refinery in the third quarter of 2022
•
The partial curtailment at the Kwinana refinery in the first quarter of 2023
•
Reduced production at the Australia refineries due to lower grade bauxite
•
Unplanned equipment maintenance at the Alumar refinery in 2023

Third-party sales

Sequential period comparison

Third-party sales increased $63 primarily as a result of:

•
Higher shipments of alumina primarily due to increased trading activity and shipments across the refineries

Partially offset by:

•
Lower average realized price of $9/ton principally driven by a lower average API

Year-to-date comparison

Third-party sales decreased $192 primarily as a result of:

•
Lower shipments of alumina primarily due to lower production at the Australian refineries and the San Ciprián refinery, partially offset by increased trading activity
•
Lower average realized price of $35/ton principally driven by a lower average API
•
Unfavorable currency impacts

Partially offset by:

•
Higher volumes and price from bauxite offtake and supply agreements primarily caused by the shift to third-party sales due to reduced production at the San Ciprián refinery

Intersegment sales

Sequential period comparison

Intersegment sales decreased $16 primarily as a result of:

•
Lower average API on sales to the Aluminum segment

Partially offset by:

•
Higher alumina shipments due to higher alumina production

Year-to-date comparison

Intersegment sales decreased $109 primarily as a result of:

•
Lower average API on sales to the Aluminum segment

Partially offset by:

•
Higher alumina shipments primarily due to the Alumar smelter restart

Segment Adjusted EBITDA

Sequential period comparison

Segment Adjusted EBITDA increased $20 primarily as a result of:

•
Lower production costs, primarily driven by the completion of unplanned maintenance at the Alumar refinery
•
Favorable raw material costs primarily on lower prices for caustic soda
•
Favorable currency impacts

Partially offset by:

•
Lower average realized price of $9/ton principally driven by a lower average API

Year-to-date comparison

Segment Adjusted EBITDA decreased $549 primarily as a result of:

•
Higher production costs primarily related to operating certain of the Australian refineries with lower grade bauxite, the partial curtailment of the San Ciprián refinery and increased maintenance
•
Lower average realized price of $35/ton principally driven by a lower average API
•
Unfavorable raw material costs primarily on higher prices for caustic soda

Partially offset by:

•
Lower energy costs, primarily in Europe
•
Favorable currency impacts

Forward Look. For the fourth quarter in comparison to the third quarter of 2023, the Alumina segment anticipates lower raw material prices, lower production costs and higher volumes to be partially offset by higher energy costs.

The Company expects total alumina 2023 shipments to remain unchanged from the prior projection, ranging between 12.7 and 12.9 million metric tons.

Aluminum

Business Update. Aluminum prices decreased sequentially with LME prices on a 15-day lag averaging $2,147 per metric ton in the third quarter of 2023. During the third quarter, the Aluminum segment also experienced lower raw materials and production costs compared to the second quarter of 2023.

In conjunction with the previously announced restart of the Alumar smelter in São Luís, Brazil, Alcoa incurred restart expenses of $1 and $33 during the third quarter and nine-month period of 2023, respectively. During the third quarter of 2023, operational stability of the restarted pots was established and the smelter was operating at approximately 65 percent of the site’s total annual capacity of 268 kmt (Alcoa share) despite interruptions from a nation-wide power outage in mid-August 2023.

In March 2023, Alcoa announced the closure of 279 kmt of previously curtailed capacity at the Intalco aluminum smelter. Charges related to the closure totaled $117 in the first quarter of 2023 and included a charge of $16 for the write down of remaining inventories to net realizable value recorded in Cost of goods sold on the Statement of Consolidated Operations and a charge of $101 recorded in Restructuring and other charges, net on the Statement of Consolidated Operations. The restructuring charges were comprised of $50 of asset impairments, $50 to establish reserves related to environmental and demolition obligations, and $1 of severance and employee termination costs. Cash outlays related to the permanent closure of the site are expected to be approximately $85 in 2024 and 2025.

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

In connection with the agreements, the Company has restricted cash of $93 remaining at September 30, 2023 to be made available for $125 in capital improvements at the site and $35 in smelter restart costs. The Company incurred $8 and $21 of capital investment expenditures against the commitments during the third quarter and nine-month period of 2023.

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

	Quarter ended		Nine months ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Production (kmt)	532	523	1,573	1,494
Total shipments (kmt)	630	623	1,853	1,929
Third-party aluminum sales	$1,666	$1,824	$5,336	$7,033
Other(1)	(22)	(36)	(94)	(130)
Total segment third-party sales	$1,644	$1,788	$5,242	$6,903
Intersegment sales	4	4	11	25
Total sales	$1,648	$1,792	$5,253	$6,928
Segment Adjusted EBITDA	$79	$110	$373	$1,461
Average realized third-party price per metric ton	$2,647	$2,924	$2,880	$3,646
Operating costs	$1,553	$1,665	$4,834	$5,483
Average cost per metric ton of aluminum shipped	$2,467	$2,669	$2,609	$2,843

(1)
Other includes third-party sales of energy, as well as realized gains and losses related to embedded derivative instruments designated as cash flow hedges of forward sales of aluminum.

Production

Sequential period comparison

Production increased 2% primarily as a result of:

•
Increased production across all regions

Year-to-date comparison

Production increased 5% primarily as a result of:

•
Alumar smelter restart

Partially offset by:

•
Partial curtailment of the Lista (Norway) smelter in August 2022
•
Partial curtailment of the Warrick smelter in July 2022

Third-party sales

Sequential period comparison

Third-party sales decreased $144 primarily as a result of:

•
Lower average realized price of $277/ton driven by a lower average LME (on a 15-day lag) and lower regional premiums

Partially offset by:

•
Higher shipments due to increased production

Year-to-date comparison

Third-party sales decreased $1,661 primarily as a result of:

•
Lower average realized price of $766/ton driven by a lower average LME (on a 15-day lag) and lower regional premiums
•
Lower trading activities
•
Lower shipments due to the absence of sales of accumulated inventory at the San Ciprián smelter due to the strike in 2021 and partial curtailments at the Lista smelter and the Warrick smelter
•
Decrease in value add product sales due to overall lower market demand and product premiums in both Europe and North America
•
Lower Warrick power plant energy sales

Partially offset by:

•
Higher shipments due to improved availability of railcars or vessels for outbound product from North American smelters and the Alumar smelter restart

Segment Adjusted EBITDA

Sequential period comparison

Segment Adjusted EBITDA decreased $31 primarily as a result of:

•
Lower average realized price based on LME (on a 15-day lag) and lower regional premiums

Partially offset by:

•
Favorable raw material costs, primarily on lower market prices for carbon materials
•
Lower production costs primarily associated with labor costs and direct material usage, partially offset by timing of maintenance

Year-to-date comparison

Segment Adjusted EBITDA decreased $1,088 primarily as a result of:

•
Lower average realized price based on LME (on a 15-day lag) and lower regional premiums
•
Lower Warrick power plant energy sales
•
Higher production costs primarily associated with increased maintenance costs and higher labor costs
•
Decrease in value add product sales

Partially offset by:

•
Lower energy costs, primarily in Europe
•
Favorable currency impacts
•
Favorable raw material costs primarily on lower average alumina input costs, partially offset by higher market prices for carbon materials

The following table provides consolidated capacity and curtailed capacity (each in kmt) for each smelter owned by Alcoa Corporation:

		September 30, 2023		June 30, 2023		September 30, 2022
Facility	Country	Capacity(1)	Curtailed	Capacity(1)	Curtailed	Capacity(1)	Curtailed
Portland(2)	Australia	197	49	197	49	197	22
São Luís (Alumar)(3)	Brazil	268	94	268	118	268	204
Baie Comeau	Canada	314	—	314	—	312	—
Bécancour	Canada	350	—	350	—	347	—
Deschambault	Canada	287	—	287	—	287	—
Fjarðaál	Iceland	351	—	351	—	351	—
Lista	Norway	95	31	95	31	94	31
Mosjøen	Norway	200	—	200	—	200	—
San Ciprián(4)	Spain	228	228	228	228	228	228
Intalco(5)	U.S.	—	—	—	—	279	279
Massena West	U.S.	130	—	130	—	130	—
Warrick	U.S.	269	162	269	162	269	162
		2,689	564	2,689	588	2,962	926

(1)
These figures represent Alcoa Corporation’s share of the facility Nameplate Capacity based on its ownership interest in the respective smelter.
(2)
On March 15, 2023, the Company announced the curtailment of the Portland smelter in Australia to 75% of its current capacity.
(3)
In 2021, the Company announced the restart of its 268,000 metric tons per year (mtpy) share of capacity at the Alumar smelter in São Luís, Brazil. Production began in the second quarter of 2022. Curtailed capacity decreased from June 30, 2023 and September 30, 2022 as a result of the restart process.
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

Forward Look. For the fourth quarter in comparison to the third quarter of 2023, the Aluminum segment expects lower raw material costs to be offset by lower value add product sales and higher production costs.

Additionally, in October 2023, the Norwegian government issued a budget proposal that increases the floor for the carbon dioxide compensation scheme to be paid in 2024 based on 2023 power purchased. Upon Norwegian government approval, the Company will record an adjustment of approximately $18 in the fourth quarter of 2023 to reverse amounts accrued in Cost of goods sold for 2023 credits earned through September 30, 2023. The total impact of this budget proposal on the Company’s full year results is approximately $24.

The Company expects total Aluminum segment shipments to remain unchanged from the prior projection, ranging between 2.5 and 2.6 million metric tons in 2023.

Reconciliations of Certain Segment Information

Reconciliation of Total Segment Third-Party Sales to Consolidated Sales

	Quarter ended		Nine months ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Alumina	$957	$894	$2,708	$2,900
Aluminum	1,644	1,788	5,242	6,903
Total segment third-party sales	$2,601	$2,682	$7,950	$9,803
Other	1	2	6	(15)
Consolidated sales	$2,602	$2,684	$7,956	$9,788

Reconciliation of Total Segment Operating Costs to Consolidated Cost of Goods Sold

	Quarter ended		Nine months ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Alumina	$1,299	$1,269	$3,742	$3,482
Aluminum	1,553	1,665	4,834	5,483
Other(1)	128	120	377	356
Total segment operating costs	2,980	3,054	8,953	9,321
Eliminations(2)	(381)	(431)	(1,228)	(1,465)
Provision for depreciation, depletion, and amortization(3)	(158)	(148)	(453)	(452)
Other(4)	28	40	116	212
Consolidated cost of goods sold	$2,469	$2,515	$7,388	$7,616

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

Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net (Loss) Income Attributable to Alcoa Corporation

	Quarter ended		Nine months ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Total Segment Adjusted EBITDA	$132	$143	$562	$2,199
Unallocated amounts:
Transformation(1)	(29)	(17)	(54)	(44)
Intersegment eliminations	(4)	31	19	133
Corporate expenses(2)	(33)	(24)	(87)	(91)
Provision for depreciation, depletion, and amortization	(163)	(153)	(469)	(470)
Restructuring and other charges, net	(22)	(24)	(195)	(702)
Interest expense	(26)	(27)	(79)	(80)
Other (expenses) income, net	(85)	(6)	(145)	185
Other(3)	2	(22)	(59)	(188)
Consolidated (loss) income before income taxes	(228)	(99)	(507)	942
Benefit from (provision for) income taxes	35	(22)	(39)	(484)
Net loss (income) attributable to noncontrolling interest	25	19	45	(186)
Consolidated net (loss) income attributable to Alcoa Corporation	$(168)	$(102)	$(501)	$272

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

Changes in market conditions caused by global or macroeconomic events, such as ongoing regional conflicts, high inflation, and changing global monetary policies could have adverse effects on Alcoa’s ability to obtain additional financing and cost of borrowing. Inability to generate sufficient earnings could impact the Company’s ability to meet the financial covenants in our outstanding debt and revolving credit facility agreements and limit our ability to access these sources of liquidity or refinance or renegotiate our outstanding debt or credit agreements on terms acceptable to the Company. Additionally, the impact on market conditions from such events could adversely affect the liquidity of Alcoa’s customers, suppliers, and joint venture partners and equity method investments, which could negatively impact the collectability of outstanding receivables and our cash flows.

Cash from Operations

Cash used for operations was $107 in the nine-month period of 2023 compared with cash provided from operations of $704 in the same period of 2022. Notable changes to sources and (uses) of cash include:

•
$(1,511) lower net income generation, excluding the impacts from restructuring charges, primarily due to lower aluminum pricing, higher production and raw material costs, and the absence of favorable mark-to-market derivative results, partially offset by lower energy costs;
•
$566 in certain working capital accounts, primarily an increase in inventories in the nine-month period of 2022 due to higher raw material prices. The decrease in accounts payable in the nine-month period of 2023 is due to lower raw material prices; and,
•
$(224) in income taxes paid on prior year earnings, as well as on lower current year earnings in the jurisdictions where taxes are paid.

During 2023, AofA will continue to record its tax provision and tax liability without effect of the ATO assessment, since it expects to prevail. The tax payable will remain on AofA’s balance sheet as a noncurrent liability, increased by the tax effect of subsequent periods’ interest deductions, until dispute resolution, which is expected to take several years. At September 30, 2023, the noncurrent liability resulting from the cumulative interest deductions was $182 (A$284). See description of the tax dispute in Note Q to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

The Company utilizes a Receivables Purchase Agreement facility to sell up to $130 of certain receivables through an SPE to a financial institution on a revolving basis. Alcoa Corporation guarantees the performance obligations of the Company subsidiaries, and unsold customer receivables are pledged as collateral to the financial institution to secure the sold receivables. At September 30, 2023, the SPE held unsold customer receivables of $91 pledged as collateral against the sold receivables.

The Company continues to service the customer receivables that were transferred to the financial institution. As Alcoa collects customer payments, the SPE transfers additional receivables to the financial institution rather than remitting cash. In the nine-month period of 2023, the Company sold gross customer receivables of $320, and reinvested collections of $221 from previously sold receivables, resulting in net cash proceeds from the financial institution of $99. Cash collections from previously sold receivables yet to be reinvested of $79 were included in Accounts payable, trade on the accompanying Consolidated Balance Sheet as of September 30, 2023. Cash received from sold receivables under the agreement are presented within operating activities in the Statement of Consolidated Cash Flows. See Note I to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Financing Activities

Cash provided from financing activities was $51 in the nine-month period of 2023 compared to cash used for financing activities of $743 in the same period of 2022.

The source of cash in the nine-month period of 2023 was primarily $140 of net contributions from Alumina Limited (see Noncontrolling interest in Results of Operations above) and $41 primarily related to the net issuance of short-term borrowings (see below), partially offset by $54 of dividends paid, $44 in financial contributions primarily related to the sale of the Warrick Rolling Mill, and $34 for payments related to tax withholding on stock-based compensation awards.

During the nine-month period of 2023, the Company entered into multiple agreements with a financial institution for the sale and subsequent repurchase of aluminum inventory. The Company did not record sales upon each shipment of inventory, and the net cash received of $42 was recorded in Short-term borrowings within Other current liabilities on the Consolidated Balance Sheet.

During nine-month period of 2023, the Company recorded borrowings of $80 and repurchased $38 of inventory related to these agreements. The cash received and subsequently paid under the inventory repurchase agreements is included in Cash provided from (used for) financing activities on the Statement of Consolidated Cash Flows for the nine-month period of 2023.

The use of cash in the nine-month period of 2022 was primarily $169 of net cash paid to Alumina Limited, $500 from the repurchase of common stock, and $55 of dividends paid.

Credit Facilities

The Company has an unsecured $1,250 revolving credit and letter of credit facility in place for working capital and/or other general corporate purposes (the Revolving Credit Facility). The Revolving Credit Facility, established on September 16, 2016, and amended and restated in 2022, is scheduled to mature in June 2027. Subject to the terms and conditions under the Revolving Credit Facility, the Company or ANHBV may borrow funds or issue letters of credit. See Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K in Note M to the Consolidated Financial Statements for the year ended December 31, 2022 for more information on the Revolving Credit Facility.

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

As of September 30, 2023, the Company was in compliance with all covenants and may access the entire amount of commitments under both of these facilities. There were no borrowings outstanding at September 30, 2023 and December 31, 2022, and no amounts were borrowed during the nine-month period of 2023 and 2022 under either of these facilities.

Dividend

On July 27, 2023, the Board of Directors declared a quarterly cash dividend of $0.10 per share of the Company’s common stock to stockholders of record as of the close of business on August 8, 2023. On August 24, 2023, the Company paid cash dividends of $18.

Investing Activities

Cash used for investing activities was $388 in the nine-month period of 2023 compared to cash used for investing activities of $324 for the same period of 2022.

In the nine-month period of 2023, the use of cash was primarily attributable to $343 related to capital expenditures and $51 of cash contributions to the ELYSIS joint venture.

In the nine-month period of 2022, the use of cash was primarily attributable to $309 related to capital expenditures and $32 of cash contributions to the ELYSIS joint venture, partially offset by the sale of the Company’s interest in the MRN mine of $10.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Alcoa Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the U.S. Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, and they have concluded that these controls and procedures were effective as of September 30, 2023.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the third quarter of 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities

The table below sets forth information regarding the repurchase of shares of our common stock during the periods indicated.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)
July 1 to July 31	—	—	—	$500,000,000
August 1 to August 31	—	—	—	500,000,000
September 1 to September 30	—	—	—	500,000,000
Total	—	—	—
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

Item 5. Other Information.

Trading Arrangements

None of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended September 30, 2023.

Item 6. Exhibits.

10.1	Amendment to the Amended and Restated Executive Severance Agreement, between Roy C. Harvey and Alcoa Corporation, effective September 24, 2023 (filed herewith)*

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a)

32.1	Certification of Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Denotes management contracts or compensatory plans or arrangements required to be filed as Exhibits to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alcoa Corporation

October 26, 2023	/s/ Molly S. Beerman
Date	Molly S. Beerman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

October 26, 2023	/s/ Renee R. Henry
Date	Renee R. Henry
Senior Vice President and Controller
(Principal Accounting Officer)