Form 10-Q
period 2024-03-31
Alcoa Corp
filed 2024-05-02
CIK 1675149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

As of April 29, 2024, 179,559,688 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

Forward-Looking Statements

This report contains statements that relate to future events and expectations and as such constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “aims,” “ambition,” “anticipates,” “believes,” “could,” “develop,” “endeavors,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “outlook,” “potential,” “plans,” “projects,” “reach,” “seeks,” “sees,” “should,” “strive,” “targets,” “will,” “working,” “would,” or other words of similar meaning. All statements by Alcoa Corporation that reflect expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, statements regarding Alcoa Corporation’s proposed transaction to acquire Alumina Limited, an Australian public company limited by shares and listed on the Australian Securities Exchange (Alumina Limited) (the proposed transaction); the ability of the parties to complete the proposed transaction; the expected benefits of the proposed transaction, Alcoa Corporation’s competitive ability and position following completion of the proposed transaction; forecasts concerning global demand growth for bauxite, alumina, and aluminum, and supply/demand balances; statements, projections or forecasts of future or targeted financial results, or operating performance (including our ability to execute on strategies related to environmental, social and governance matters, such as our Green Finance Framework); statements about strategies, outlook, and business and financial prospects; and statements about capital allocation and return of capital. These statements reflect beliefs and assumptions that are based on Alcoa Corporations’s perception of historical trends, current conditions, and expected future developments, as well as other factors that management believes are appropriate in the circumstances.

Forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and changes in circumstances that are difficult to predict. Although Alcoa Corporation believes that the expectations reflected in any forward-looking statements are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, but are not limited to: (1) the non-satisfaction or non-waiver, on a timely basis or otherwise, of one or more closing conditions to the proposed transaction; (2) the prohibition or delay of the consummation of the proposed transaction by a governmental entity; (3) the risk that the proposed transaction may not be completed in the expected time frame or at all; (4) unexpected costs, charges or expenses resulting from the proposed transaction; (5) uncertainty of the expected financial performance following completion of the proposed transaction; (6) failure to realize the anticipated benefits of the proposed transaction; (7) the occurrence of any event that could give rise to termination of the proposed transaction; (8) potential litigation in connection with the proposed transaction or other settlements or investigations that may affect the timing or occurrence of the contemplated transaction or result in significant costs of defense, indemnification and liability; (9) the impact of global economic conditions on the aluminum industry and aluminum end-use markets; (10) volatility and declines in aluminum and alumina demand and pricing, including global, regional, and product-specific prices, or significant changes in production costs which are linked to London Metal Exchange (LME) or other commodities; (11) the disruption of market-driven balancing of global aluminum supply and demand by non-market forces; (12) competitive and complex conditions in global markets; (13) our ability to obtain, maintain, or renew permits or approvals necessary for our mining operations; (14) rising energy costs and interruptions or uncertainty in energy supplies; (15) unfavorable changes in the cost, quality, or availability of raw materials or other key inputs, or by disruptions in the supply chain; (16) our ability to execute on our strategy to be a lower cost, competitive, and integrated aluminum production business and to realize the anticipated benefits from announced plans, programs, initiatives relating to our portfolio, capital investments, and developing technologies; (17) our ability to integrate and achieve intended results from joint ventures, other strategic alliances, and strategic business transactions; (18) economic, political, and social conditions, including the impact of trade policies and adverse industry publicity; (19) fluctuations in foreign currency exchange rates and interest rates, inflation and other economic factors in the countries in which we operate; (20) changes in tax laws or exposure to additional tax liabilities; (21) global competition within and beyond the aluminum industry; (22) our ability to obtain or maintain adequate insurance coverage; (23) disruptions in the global economy caused by ongoing regional conflicts; (24) legal proceedings, investigations, or changes in foreign and/or U.S. federal, state, or local laws, regulations, or policies; (25) climate change, climate change legislation or regulations, and efforts to reduce emissions and build operational resilience to extreme weather conditions; (26) our ability to achieve our strategies or expectations relating to environmental, social, and governance considerations; (27) claims, costs, and liabilities related to health, safety and environmental laws, regulations, and other requirements in the jurisdictions in which we operate; (28) liabilities resulting from impoundment structures, which could impact the environment or cause exposure to hazardous substances or other damage; (29) our ability to fund capital expenditures; (30) deterioration in our credit profile or increases in interest rates; (31) restrictions on our current and future operations due to our indebtedness; (32) our ability to continue to return capital to our stockholders through the payment of cash dividends and/or the repurchase of our common stock; (33) cyber attacks, security breaches, system failures, software or application vulnerabilities, or other cyber incidents; (34) labor market conditions, union disputes and other employee relations issues; (35) a decline in the liability discount rate or lower-than-expected investment returns on pension assets; and (36) the other risk factors discussed in Alcoa’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and other reports filed by Alcoa with the SEC, including those described in this report. Alcoa cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date they are made. Alcoa disclaims any obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise, except as required by applicable law. Market projections are subject to the risks described above and other risks in the market. Neither Alcoa nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements and none of the information contained herein should be regarded as a representation that the forward-looking statements contained herein will be achieved.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	First quarter ended March 31,
	2024	2023
Sales (E)	$2,599	$2,670
Cost of goods sold (exclusive of expenses below)	2,404	2,404
Selling, general administrative, and other expenses	60	54
Research and development expenses	11	10
Provision for depreciation, depletion, and amortization	161	153
Restructuring and other charges, net (D)	202	149
Interest expense	27	26
Other expenses, net (P)	59	54
Total costs and expenses	2,924	2,850
Loss before income taxes	(325)	(180)
(Benefit from) provision for income taxes	(18)	52
Net loss	(307)	(232)
Less: Net loss attributable to noncontrolling interest	(55)	(1)
NET LOSS ATTRIBUTABLE TO ALCOA CORPORATION	$(252)	$(231)
EARNINGS PER SHARE ATTRIBUTABLE TO ALCOA CORPORATION COMMON SHAREHOLDERS (F):
Basic	$(1.41)	$(1.30)
Diluted	$(1.41)	$(1.30)

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income (unaudited)

(in millions)

	Alcoa Corporation		Noncontrolling interest		Total
	First quarter ended March 31,		First quarter ended March 31,		First quarter ended March 31,
	2024	2023	2024	2023	2024	2023
Net loss	$(252)	$(231)	$(55)	$(1)	$(307)	$(232)
Other comprehensive income (loss), net of tax (G):
Change in unrecognized net actuarial gain/loss and prior service cost/benefit related to pension and other postretirement benefits	9	4	1	—	10	4
Foreign currency translation adjustments	(122)	2	(54)	15	(176)	17
Net change in unrecognized gains/losses on cash flow hedges	130	(122)	—	—	130	(122)
Total Other comprehensive income (loss), net of tax	17	(116)	(53)	15	(36)	(101)
Comprehensive (loss) income	$(235)	$(347)	$(108)	$14	$(343)	$(333)

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents (M)	$1,358	$944
Receivables from customers (I)	869	656
Other receivables	132	152
Inventories (J)	2,048	2,158
Fair value of derivative instruments (M)	22	29
Prepaid expenses and other current assets	452	466
Total current assets	4,881	4,405
Properties, plants, and equipment	19,959	20,381
Less: accumulated depreciation, depletion, and amortization	13,382	13,596
Properties, plants, and equipment, net	6,577	6,785
Investments (H)	969	979
Deferred income taxes	295	333
Fair value of derivative instruments (M)	1	3
Other noncurrent assets	1,605	1,650
Total assets	$14,328	$14,155
LIABILITIES
Current liabilities:
Accounts payable, trade	$1,586	$1,714
Accrued compensation and retirement costs	331	357
Taxes, including income taxes	94	88
Fair value of derivative instruments (M)	205	214
Other current liabilities	746	578
Long-term debt due within one year (K & M)	79	79
Total current liabilities	3,041	3,030
Long-term debt, less amount due within one year (K & M)	2,469	1,732
Accrued pension benefits (L)	267	278
Accrued other postretirement benefits (L)	437	443
Asset retirement obligations	718	772
Environmental remediation (O)	197	202
Fair value of derivative instruments (M)	925	1,092
Noncurrent income taxes	134	193
Other noncurrent liabilities and deferred credits	606	568
Total liabilities	8,794	8,310
CONTINGENCIES AND COMMITMENTS (O)
EQUITY
Alcoa Corporation shareholders’ equity:
Common stock	2	2
Additional capital	9,184	9,187
Accumulated deficit	(1,564)	(1,293)
Accumulated other comprehensive loss (G)	(3,628)	(3,645)
Total Alcoa Corporation shareholders’ equity	3,994	4,251
Noncontrolling interest	1,540	1,594
Total equity	5,534	5,845
Total liabilities and equity	$14,328	$14,155

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Three months ended March 31,
	2024	2023
CASH FROM OPERATIONS
Net loss	$(307)	$(232)
Adjustments to reconcile net loss to cash from operations:
Depreciation, depletion, and amortization	161	153
Deferred income taxes	(63)	(24)
Equity loss, net of dividends	23	93
Restructuring and other charges, net (D)	202	149
Net loss from investing activities – asset sales (P)	11	18
Net periodic pension benefit cost (L)	3	1
Stock-based compensation	10	10
Loss (gain) on mark-to-market derivative financial contracts	2	(18)
Other	20	48
Changes in assets and liabilities, excluding effects of divestitures and foreign currency translation adjustments:
(Increase) decrease in receivables	(212)	40
Decrease in inventories	71	17
(Increase) decrease in prepaid expenses and other current assets	(6)	4
Decrease in accounts payable, trade	(98)	(273)
Decrease in accrued expenses	(22)	(45)
Increase (decrease) in taxes, including income taxes	18	(13)
Pension contributions (L)	(6)	(4)
Decrease (increase) in noncurrent assets	9	(29)
Decrease in noncurrent liabilities	(39)	(58)
CASH USED FOR OPERATIONS	(223)	(163)
FINANCING ACTIVITIES
Additions to debt	965	25
Payments on debt	(221)	(1)
Proceeds from the exercise of employee stock options	—	1
Dividends paid on Alcoa common stock	(19)	(18)
Payments related to tax withholding on stock-based compensation awards	(15)	(34)
Financial contributions for the divestiture of businesses (C)	(7)	(14)
Contributions from noncontrolling interest	61	86
Distributions to noncontrolling interest	(6)	(6)
Other	(4)	1
CASH PROVIDED FROM FINANCING ACTIVITIES	754	40
INVESTING ACTIVITIES
Capital expenditures	(101)	(83)
Proceeds from the sale of assets	1	1
Additions to investments	(17)	(20)
CASH USED FOR INVESTING ACTIVITIES	(117)	(102)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(6)	2
Net change in cash and cash equivalents and restricted cash	408	(223)
Cash and cash equivalents and restricted cash at beginning of year	1,047	1,474
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$1,455	$1,251

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Changes in Consolidated Equity (unaudited)

(in millions)

	Alcoa Corporation shareholders
	Common stock	Additional capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Non- controlling interest	Total equity
Balance at January 1, 2023	$2	$9,183	$(570)	$(3,539)	$1,513	$6,589
Net loss	—	—	(231)	—	(1)	(232)
Other comprehensive (loss) income (G)	—	—	—	(116)	15	(101)
Stock-based compensation	—	10	—	—	—	10
Net effect of tax withholding for compensation plans and exercise of stock options	—	(33)	—	—	—	(33)
Dividends paid on Alcoa common stock ($0.10 per share)	—	—	(18)	—	—	(18)
Contributions	—	—	—	—	86	86
Distributions	—	—	—	—	(6)	(6)
Other	—	2	—	—	(1)	1
Balance at March 31, 2023	$2	$9,162	$(819)	$(3,655)	$1,606	$6,296

Balance at January 1, 2024	$2	$9,187	$(1,293)	$(3,645)	$1,594	$5,845
Net loss	—	—	(252)	—	(55)	(307)
Other comprehensive income (loss) (G)	—	—	—	17	(53)	(36)
Stock-based compensation	—	10	—	—	—	10
Net effect of tax withholding for compensation plans and exercise of stock options	—	(15)	—	—	—	(15)
Dividends paid on Alcoa common stock ($0.10 per share)	—	—	(19)	—	—	(19)
Contributions	—	—	—	—	61	61
Distributions	—	—	—	—	(6)	(6)
Other	—	2	—	—	(1)	1
Balance at March 31, 2024	$2	$9,184	$(1,564)	$(3,628)	$1,540	$5,534

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Notes to the Consolidated Financial Statements (unaudited)

(dollars in millions, except per-share amounts; metric tons in thousands (kmt))

A. Basis of Presentation – The interim Consolidated Financial Statements of Alcoa Corporation and its subsidiaries (Alcoa Corporation, Alcoa, or the Company) are unaudited. These Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The 2023 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which includes disclosures required by GAAP.

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

AWAC is an unincorporated global joint venture between Alcoa Corporation and Alumina Limited and consists of several affiliated operating entities, which own, have an interest in, or operate the bauxite mines and alumina refineries within Alcoa Corporation’s Alumina segment (except for the Poços de Caldas mine and refinery and portions of the São Luís refinery, all in Brazil) and a portion (55%) of the Portland smelter (Australia) within Alcoa Corporation’s Aluminum segment. Alcoa Corporation owns 60% and Alumina Limited owns 40% of these individual entities, which are consolidated by the Company for financial reporting purposes and include Alcoa of Australia Limited (AofA), Alcoa World Alumina LLC (AWA), Alcoa World Alumina Brasil Ltda. (AWAB), and Alúmina Española, S.A. (Española). Alumina Limited’s interest in the equity of such entities is reflected as Noncontrolling interest on the accompanying Consolidated Balance Sheet.

B. Recently Adopted and Recently Issued Accounting Guidance

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2023-09 which includes changes to income tax disclosures, including greater disaggregation of information in the rate reconciliation and disclosure of taxes paid by jurisdiction. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The adoption of this guidance will provide enhanced disclosures regarding income taxes and will not have a material impact on the Company’s financial statements.

In November 2023, the FASB issued ASU 2023-07 which requires disclosure of significant segment expenses regularly provided to the chief operating decision maker (CODM), other segment items (not included in significant segment expenses for each reportable segment), the title and position of the CODM, and an explanation of how the CODM uses the reported measure of segment profit or loss to assess segment performance and allocate resources. The adoption of this guidance will not have a material impact on the Company’s financial statements and will provide enhanced disclosures regarding reportable segments beginning in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

C. Acquisitions and Divestitures

Alumina Limited Acquisition

On March 11, 2024, the Company and Alumina Limited entered into a Scheme Implementation Deed (the Agreement) for Alcoa’s acquisition of all Alumina Limited ordinary shares (the Transaction), following an agreement reached on February 26, 2024, between Alcoa and Alumina Limited, on terms and process for the acquisition of Alumina Limited (the Process Deed). Alumina Limited holds a 40% ownership interest in the AWAC joint venture. The acquisition is intended to enhance Alcoa’s position as a leading pure play, upstream aluminum company globally, while simplifying the Company’s corporate structure and governance, resulting in greater operational flexibility and strategic optionality.

Under the Agreement, Alumina Limited shareholders would receive consideration of 0.02854 Alcoa common shares for each Alumina Limited share (the Agreed Ratio). Upon completion of the transaction, Alumina Limited shareholders would own 31.25%, and Alcoa shareholders would own 68.75% of the combined company, on a fully diluted basis. Based on Alcoa’s closing share price as of February 23, 2024, the last trading day prior to the announcement of the Process Deed, the Agreed Ratio implies a value of A$1.15 per Alumina Limited share and an equity value of approximately $2,200 for Alumina Limited.

Under the terms of the Agreement, Alcoa also agreed to provide a shareholder loan to AWAC in place of required capital contributions by Alumina Limited if Alumina Limited’s net debt position exceeds $420. Subject to certain accelerated repayment triggers, Alumina Limited would be required to pay its equity calls (plus accrued interest) no later than September 1, 2025 in the event the transaction is not completed. Alcoa and Alumina Limited are also subject to termination fees in the event the transaction is not completed.

Warrick Rolling Mill Divestiture

In conjunction with the sale of its rolling mill located at Warrick Operations (Warrick Rolling Mill) in March 2021, the Company recorded estimated liabilities for site separation commitments. In the first quarters of 2024 and 2023, the Company spent $7 and $14 against the reserve, respectively. The Company recorded an additional charge of $11 in the first quarter of 2024 in Other expenses, net on the Statement of Consolidated Operations related to these commitments. In the first quarter of 2023, the Company recorded a charge of $17 in Other expenses, net on the Statement of Consolidated Operations related to these commitments. The remaining balance of $15 at March 31, 2024 is expected to be spent in 2024.

D. Restructuring and Other Charges, Net

In the first quarter of 2024, Alcoa Corporation recorded Restructuring and other charges, net, of $202 which were primarily comprised of a charge of $197 for the curtailment of the Kwinana (Australia) alumina refinery.

In January 2024, Alcoa Corporation announced the full curtailment of the Kwinana alumina refinery which will be completed in the second quarter of 2024. The refinery currently has approximately 780 employees and this number will be reduced to approximately 250 in the third quarter of 2024, after alumina production has ceased. Certain processes will continue until about the third quarter of 2025, when the employee number will be further reduced to approximately 50. In addition to the employees separating as a result of the curtailment, approximately 150 employees will either terminate through the productivity program announced in the third quarter of 2023 or redeploy to other Alcoa operations. The charge of $197 includes $123 for water management costs, $41 for severance and employee termination costs for the separation of approximately 580 employees, $15 for asset retirement obligations, $13 for take-or-pay contracts, and $5 for asset impairments. Related cash outlays of approximately $215 (which includes existing employee related liabilities and asset retirement obligations) are expected through 2025, with approximately $140 to be spent in 2024. During the first quarter of 2024, cash outlays were $2.

Alcoa Corporation recorded a net charge of $149 in the first quarter of 2023 in Restructuring and other charges, net, which were primarily comprised of:

•
A charge of $101 for asset impairments and to establish reserves for environmental, demolition and employee severance costs related to the permanent closure of the Intalco (Washington) aluminum smelter; and,
•
A charge of $47 for increased reserves for certain employee obligations related to the updated agreement for the San Ciprián (Spain) aluminum smelter.

In March 2023, Alcoa Corporation announced the closure of the Intalco aluminum smelter, which had been fully curtailed since 2020. The Company recorded charges of $117 related to the closure, including a charge of $16 in Cost of goods sold on the Statement of Consolidated Operations to write-down remaining inventories to net realizable value and a charge of $101 in Restructuring and other charges, net on the Statement of Consolidated Operations. The restructuring charges were comprised of asset impairments of $50, environmental and demolition obligation reserves of $50, and severance and employee termination costs of $1 for the separation of approximately 12 employees. Cash outlays related to the permanent closure of the site are expected to be $80 over the next three years with approximately $45 to be spent in 2024. During the first quarter of 2024, cash outlays were $4.

In February 2023, the Company reached an updated viability agreement with the workers’ representatives of the San Ciprián smelter to commence the restart process in phases beginning in January 2024. The smelter was curtailed in January 2022 as a result of an agreement reached with the workers’ representatives in December 2021. Under the terms of the updated viability agreement, the Company is responsible for certain employee obligations during 2023 through 2025 and made additional commitments for capital improvements of $78. The Company recorded charges of $53 in Restructuring and other charges, net on the Statement of Consolidated Operations to establish the related reserve for employee obligations in 2023. Cash outlays related to employee obligations are expected to be $38 through 2025, with approximately $25 to be spent in 2024. During the first quarter of 2024, cash outlays were $8. At March 31, 2024, the Company had restricted cash of $86 to be made available for remaining capital improvement commitments at the site of $115 and smelter restart costs of $33 for both the agreement reached with the worker’s representatives in December 2021 and the updated viability agreement in February 2023. Restricted cash is included in Prepaid expenses and other current assets and Other noncurrent assets on the Consolidated Balance Sheet (see Note P).

Alcoa Corporation does not include Restructuring and other charges, net in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

	First quarter ended March 31,
	2024	2023
Alumina	$197	$1
Aluminum	—	146
Segment total	197	147
Corporate	5	2
Total Restructuring and other charges, net	$202	$149

Activity and reserve balances for restructuring charges were as follows:

	Severance and employee termination costs	Other costs	Total
Balance at December 31, 2022	$1	$116	$117
Restructuring and other charges, net	11	55	66
Cash payments	(6)	(118)	(124)
Reversals and other	—	4	4
Balance at December 31, 2023	6	57	63
Restructuring and other charges, net	43	139	182
Cash payments	(1)	(15)	(16)
Reversals and other	—	(1)	(1)
Balance at March 31, 2024	$48	$180	$228

The activity and reserve balances include only Restructuring and other charges, net that impacted the reserves for Severance and employee termination costs and Other costs. Restructuring and other charges, net that affected other liability accounts such as Accrued pension benefits (see Note L), Asset retirement obligations, and Environmental remediation (see Note O) are excluded from the above activity and balances. Reversals and other includes reversals of previously recorded liabilities and foreign currency translation impacts.

The noncurrent portion of the reserve was $45 and $15 at March 31, 2024 and December 31, 2023, respectively.

E. Segment Information – Alcoa Corporation is a producer of bauxite, alumina, and aluminum products. The Company has two operating and reportable segments: (i) Alumina and (ii) Aluminum. Segment performance under Alcoa Corporation’s management reporting system is evaluated based on a number of factors; however, the primary measure of performance is the Adjusted EBITDA (Earnings before interest, taxes, depreciation, and amortization) for each segment. The Company calculates Segment Adjusted EBITDA as Total sales (third-party and intersegment) minus the following items: Cost of goods sold; Selling, general administrative, and other expenses; and Research and development expenses. Alcoa Corporation’s Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies. The CODM function regularly reviews the financial information, including Adjusted EBITDA, of these two operating segments to assess performance and allocate resources.

The operating results of Alcoa Corporation’s reportable segments were as follows (differences between segment totals and consolidated amounts are in Corporate):

	Alumina	Aluminum	Total
First quarter ended March 31, 2024
Sales:
Third-party sales	$961	$1,638	$2,599
Intersegment sales	395	4	399
Total sales	$1,356	$1,642	$2,998
Segment Adjusted EBITDA	$139	$50	$189
Supplemental information:
Depreciation, depletion, and amortization	$87	$68	$155
Equity (loss) income	$(11)	$2	$(9)
First quarter ended March 31, 2023
Sales:
Third-party sales	$857	$1,810	$2,667
Intersegment sales	421	3	424
Total sales	$1,278	$1,813	$3,091
Segment Adjusted EBITDA	$103	$184	$287
Supplemental information:
Depreciation, depletion, and amortization	$77	$70	$147
Equity loss	$(17)	$(57)	$(74)

The following table reconciles total Segment Adjusted EBITDA to Consolidated net loss attributable to Alcoa Corporation:

	First quarter ended March 31,
	2024	2023
Total Segment Adjusted EBITDA	$189	$287
Unallocated amounts:
Transformation(1)	(14)	(8)
Intersegment eliminations	(8)	(8)
Corporate expenses(2)	(34)	(30)
Provision for depreciation, depletion, and amortization	(161)	(153)
Restructuring and other charges, net (D)	(202)	(149)
Interest expense	(27)	(26)
Other expenses, net (P)	(59)	(54)
Other(3)	(9)	(39)
Consolidated loss before income taxes	(325)	(180)
Benefit from (provision for) income taxes	18	(52)
Net loss attributable to noncontrolling interest	55	1
Consolidated net loss attributable to Alcoa Corporation	$(252)	$(231)

(1)
Transformation includes, among other items, the Adjusted EBITDA of previously closed operations.
(2)
Corporate expenses are composed of general administrative and other expenses of operating the corporate headquarters and other global administrative facilities, as well as research and development expenses of the corporate technical center.
(3)
Other includes certain items that are not included in the Adjusted EBITDA of the reportable segments.

The following table details Alcoa Corporation’s Sales by product division:

	First quarter ended March 31,
	2024	2023
Aluminum	$1,661	$1,846
Alumina	890	714
Energy	33	28
Bauxite	61	127
Other(1)	(46)	(45)
	$2,599	$2,670

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

The share information used to compute basic and diluted EPS attributable to Alcoa Corporation common shareholders was as follows (shares in millions):

	First quarter ended March 31,
	2024	2023
Net loss attributable to Alcoa Corporation	$(252)	$(231)
Average shares outstanding – basic	179	178
Effect of dilutive securities:
Stock options	—	—
Stock units	—	—
Average shares outstanding – diluted	179	178

In the first quarters of 2024 and 2023, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive. Had Alcoa generated net income in the first quarter of 2024 or first quarter of 2023, two million and three million common share equivalents, respectively, related to three million outstanding stock units and stock options combined would have been included in diluted average shares outstanding for the periods.

G. Accumulated Other Comprehensive Loss

The following table details the activity of the three components that comprise Accumulated other comprehensive loss for both Alcoa Corporation’s shareholders and Noncontrolling interest:

	Alcoa Corporation		Noncontrolling interest
	First quarter ended March 31,		First quarter ended March 31,
	2024	2023	2024	2023
Pension and other postretirement benefits (L)
Balance at beginning of period	$—	$62	$(15)	$(5)
Other comprehensive income (loss):
Unrecognized net actuarial gain/loss and prior service cost/benefit	4	—	—	—
Tax expense(2)	(1)	—	—	—
Total Other comprehensive income before reclassifications, net of tax	3	—	—	—
Amortization of net actuarial gain/loss and prior service cost/benefit(1)	6	4	1	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(6)	6	4	1	—
Total Other comprehensive income	9	4	1	—
Balance at end of period	$9	$66	$(14)	$(5)

Foreign currency translation
Balance at beginning of period	$(2,593)	$(2,685)	$(983)	$(1,040)
Other comprehensive (loss) income	(122)	2	(54)	15
Balance at end of period	$(2,715)	$(2,683)	$(1,037)	$(1,025)

Cash flow hedges (M)
Balance at beginning of period	$(1,052)	$(916)	$—	$1
Other comprehensive income (loss):
Net change from periodic revaluations	117	(187)	—	—
Tax (expense) benefit(2)	(31)	38	—	—
Total Other comprehensive income (loss) before reclassifications, net of tax	86	(149)	—	—
Net amount reclassified to earnings:
Aluminum contracts(3)	57	61	—	—
Financial contracts(4)	—	(20)	—	—
Interest rate contracts(5)	—	1	—	—
Foreign exchange contracts(3)	(4)	(5)	—	—
Sub-total	53	37	—	—
Tax expense(2)	(9)	(10)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(6)	44	27	—	—
Total Other comprehensive income (loss)	130	(122)	—	—
Balance at end of period	$(922)	$(1,038)	$—	$1

Total Accumulated other comprehensive loss	$(3,628)	$(3,655)	$(1,051)	$(1,029)

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

H. Investments – A summary of unaudited financial information for Alcoa Corporation’s equity investments is as follows (amounts represent 100% of investee financial information):

First quarter ended March 31, 2024	Saudi Arabia Joint Venture	Mining	Energy	Other
Sales	$711	$115	$63	$115
Cost of goods sold	599	103	25	105
Net (loss) income	(8)	(5)	31	(16)
Equity in net (loss) income of affiliated companies, before reconciling adjustments	(2)	(2)	12	(8)
Other	(8)	—	(1)	(5)
Alcoa Corporation’s equity in net (loss) income of affiliated companies	(10)	(2)	11	(13)

First quarter ended March 31, 2023
Sales	$600	$187	$58	$121
Cost of goods sold	682	103	27	113
Net (loss) income	(252)	24	24	(16)
Equity in net (loss) income of affiliated companies, before reconciling adjustments	(63)	11	9	(8)
Other	(12)	—	—	(7)
Alcoa Corporation’s equity in net (loss) income of affiliated companies	(75)	11	9	(15)

The Company’s basis in the ELYSISTM Limited Partnership (ELYSIS) as of March 31, 2024 and 2023, included in Other in the table above, has been reduced to zero for its share of losses incurred to date. As a result, the Company has $54 in unrecognized losses as of March 31, 2024 that will be recognized upon additional contributions into the partnership.

The results for the Saudi Arabia joint venture for the quarter ended March 31, 2023 include an adjustment to the estimate for the settlement of a dispute with an industrial utility for periods in 2021 and 2022. Alcoa’s share of this adjustment is $41 which is included in Other expenses, net on the Statement of Consolidated Operations for the quarter ended March 31, 2023. Alcoa’s total share of this dispute of $62 includes $21 that was recorded in the fourth quarter of 2022.

I. Receivables

In 2023, a wholly-owned special purpose entity (SPE) of the Company entered into and subsequently amended an agreement with a financial institution to sell up to $130 of certain customer receivables without recourse on a revolving basis. The termination date of the agreement is November 14, 2024. Company subsidiaries sell customer receivables to the SPE, which then transfers the receivables to the financial institution. The Company does not maintain effective control over the transferred receivables, and therefore accounts for the transfers as sales of receivables.

Alcoa Corporation guarantees the performance obligations of the Company subsidiaries and unsold customer receivables are pledged as collateral to the financial institution to secure the sold receivables. The SPE held unsold customer receivables of $181 and $104 pledged as collateral against the sold receivables as of March 31, 2024 and December 31, 2023, respectively.

The Company continues to service the customer receivables that were transferred to the financial institution. As Alcoa collects customer payments, the SPE transfers additional receivables to the financial institution rather than remitting cash.

In the first quarter of 2024, the Company sold gross customer receivables of $307, and reinvested collections of $291 from previously sold receivables, resulting in net cash proceeds from the financial institution of $16. In the first quarter of 2023, the Company sold gross customer receivables of $76, and reinvested collections of $23 from previously sold receivables, resulting in net cash proceeds from the financial institution of $53.

Cash collections from previously sold receivables yet to be reinvested of $86 and $99 were included in Accounts payable, trade on the accompanying Consolidated Balance Sheet as of March 31, 2024 and December 31, 2023, respectively. Cash received from sold receivables under the agreement are presented within operating activities in the Statement of Consolidated Cash Flows.

J. Inventories

	March 31, 2024	December 31, 2023
Finished goods	$326	$355
Work-in-process	281	287
Bauxite and alumina	563	586
Purchased raw materials	648	700
Operating supplies	230	230
	$2,048	$2,158

K. Debt

Short-term Borrowings

Inventory Repurchase Agreements

The Company has entered into inventory repurchase agreements whereby the Company sold aluminum to a third party and agreed to subsequently repurchase substantially similar inventory. The Company did not record sales upon each shipment of inventory and the net cash received of $52 and $56 related to these agreements was recorded in Short-term borrowings within Other current liabilities on the Consolidated Balance Sheet as of March 31, 2024 and December 31, 2023, respectively. The associated inventory sold was reflected in Prepaid expenses and other current assets on the Consolidated Balance Sheet as of March 31, 2024 and December 31, 2023, respectively.

During the first quarter of 2024, the Company recorded borrowings of $21 and repurchased $25 of inventory related to these agreements. During the first quarter of 2023, the Company recorded borrowings of $25 of inventory related to these agreements.

The cash received and subsequently paid under the inventory repurchase agreements is included in Cash provided from financing activities on the Statement of Consolidated Cash Flows.

144A Debt

2031 Notes

In March 2024, Alcoa Nederland Holding B.V. (ANHBV), a wholly-owned subsidiary of Alcoa Corporation, completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt issuance for $750 aggregate principal amount of 7.125% Senior Notes due 2031 (the 2031 Notes), which carry a green bond designation. The net proceeds of this issuance were $737, reflecting a discount to the initial purchasers of the 2031 Notes, as well as issuance costs. The Company intends to use the net proceeds to finance and/or refinance, in whole or in part, new and/or existing qualifying projects on a two-year look back and three-year look forward that meet certain eligibility criteria within its Green Finance Framework. The net proceeds will also support the Company’s cash position and ongoing cash needs, including with respect to its previously announced portfolio actions.

The discount to the initial purchasers, as well as costs to complete the financing, were deferred and are being amortized to interest expense over the term of the 2031 Notes. Interest on the 2031 Notes is paid semi-annually in March and September, and interest payments will commence September 15, 2024. The indenture contains customary affirmative and negative covenants that are similar to those included in the indenture that governs ANHBV’s 4.125% Senior Notes due 2029 issued in March 2021, such as limitations on liens, limitations on sale and leaseback transactions, a prohibition on a reduction in the ownership of AWAC entities below an agreed level, and the calculation of certain financial ratios.

ANHBV has the option to redeem the 2031 Notes on at least 10 days, but not more than 60 days, notice to the holders of the 2031 Notes under multiple scenarios, including, in whole or in part, at any time or from time to time on and after March 15, 2027, at the applicable redemption price specified in the indenture (up to 103.563% of the principal amount plus any accrued and unpaid interest in each case). Also, the 2031 Notes are subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the indenture) at a repurchase price in cash equal to 101% of the aggregate principal amount of the 2031 Notes repurchased, plus any accrued and unpaid interest on the 2031 Notes repurchased.

The 2031 Notes are guaranteed on a senior unsecured basis by the Company and its subsidiaries that are party to the indenture. The 2031 Notes rank equally in right of payment with all of ANHBV’s existing and future senior unsecured indebtedness, including the ANHBV’s senior notes with maturities in 2027, 2028 and 2029; rank senior in right of payment to any future subordinated obligations of ANHBV; and are effectively subordinated to ANHBV’s existing and future secured indebtedness, including under the Revolving Credit Agreement, to the extent of the value of property and assets securing such indebtedness. See Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K in Note M to the Consolidated Financial Statements for the year ended December 31, 2023 for more information related to ANHBV’s existing debt and related covenants.

Credit Facilities

Revolving Credit Facility

The Company has a $1,250 revolving credit and letter of credit facility in place for working capital and/or other general corporate purposes (the Revolving Credit Facility). The Revolving Credit Facility, established in September 2016, and amended and restated in June 2022 and in January 2024, is scheduled to mature in June 2027. Subject to the terms and conditions under the Revolving Credit Facility, the Company or ANHBV, a wholly-owned subsidiary of Alcoa Corporation, may borrow funds or issue letters of credit. Under the terms of the January 2024 amendment, the Company has agreed to provide collateral for its obligations under the Revolving Credit Facility. See Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K in Note M to the Consolidated Financial Statements for the year ended December 31, 2023 for more information on the Revolving Credit Facility.

As of March 31, 2024, the Company was in compliance with all financial covenants. The Company may access the entire amount of commitments under the Revolving Credit Facility. There were no borrowings outstanding at March 31, 2024 and December 31, 2023, and no amounts were borrowed during the first quarters ended March 31, 2024 and March 31, 2023 under the Revolving Credit Facility.

Japanese Yen Revolving Credit Facility

The Company entered into a $250 revolving credit facility available to be drawn in Japanese yen (the Japanese Yen Revolving Credit Facility) in April 2023. The Japanese Revolving Credit Facility was amended and restated in January 2024 and in April 2024 (see below) and is scheduled to mature in April 2025. Subject to the terms and conditions under the facility, the Company or ANHBV may borrow funds. The facility includes covenants that are substantially the same as those included in the Revolving Credit Facility. Under the current terms of the January 2024 amendment, the Company has agreed to provide collateral for its obligations under the Japanese Yen Revolving Credit Facility. See Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K in Note M to the Consolidated Financial Statements for the year ended December 31, 2023 for more information on the Japanese Yen Revolving Credit Facility.

As of March 31, 2024, the Company was in compliance with all financial covenants. The Company may access the entire amount of commitments under the Japanese Revolving Credit Facility. There were no borrowings outstanding at March 31, 2024 and December 31, 2023. During the first quarter of 2024, $201 (29,686 JPY) was borrowed and $196 (29,686 JPY) was repaid.

On April 26, 2024, the Company entered into an amendment extending the maturity of the Japanese Revolving Credit Facility to April 2025.

L. Pension and Other Postretirement Benefits

The components of net periodic benefit cost were as follows:

	Pension benefits		Other postretirement benefits
First quarter ended March 31,	2024	2023	2024	2023
Service cost	$2	$2	$1	$1
Interest cost(1)	27	31	6	6
Expected return on plan assets(1)	(35)	(39)	—	—
Recognized net actuarial loss(1)	8	7	1	1
Amortization of prior service benefit(1)	—	—	(3)	(3)
Curtailments(2)	1	—	—	—
Net periodic benefit cost	$3	$1	$5	$5

(1)
These amounts were reported in Other expenses, net on the accompanying Statement of Consolidated Operations (see Note P).
(2)
This amount was reported in Restructuring and other charges, net on the accompanying Statement of Consolidated Operations and Cash Flows.

Plan Actions. In 2024, management initiated the following action to a certain pension plan:

Action #1 – On January 8, 2024, Alcoa announced the full curtailment of the Kwinana refinery. As a result, curtailment accounting was triggered within Alcoa’s Australian pension plan. The Company recorded a $1 decrease to Other noncurrent assets and recognized a curtailment loss of $1 ($0 after-tax) in Restructuring and other charges, net on the accompanying Statement of Consolidated Operations.

Action #	Number of affected plan participants	Weighted average discount rate as of prior plan remeasurement date	Plan remeasurement date	Weighted average discount rate as of plan remeasurement date	Decrease to other noncurrent assets	Curtailment loss(1)
1	~110	N/A	N/A	N/A	$(1)	$1
(1)
This amount represents the net actuarial loss arising from the curtailment and was recognized immediately in Restructuring and other charges, net on the accompanying Statement of Consolidated Operations.

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

In the first quarter of 2024, management made such elections related to the Company’s U.S. plans and intends to do so for the remainder of 2024. As a result, Alcoa’s minimum required contribution to defined benefit pension plans in 2024 is estimated to be approximately $17, of which approximately $6 was contributed to non-U.S. plans during the first quarter of 2024.

In the first quarter of 2023, $4 was contributed to non-U.S. plans.

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

Derivatives

Alcoa Corporation is exposed to certain risks relating to its ongoing business operations, including the risks of changing commodity prices, foreign currency exchange rates, and interest rates. Alcoa Corporation’s commodity and derivative activities include aluminum, energy, foreign exchange, and interest rate contracts which are held for purposes other than trading. They are used to mitigate uncertainty and volatility, and to cover underlying exposures. While Alcoa does not generally enter into derivative contracts to mitigate the risk associated with changes in aluminum price, the Company may do so in isolated cases to address discrete commercial or operational conditions. Alcoa is not involved in trading activities for energy, weather derivatives, or other nonexchange commodity trading activities.

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

The following tables present the detail for Level 1 and 3 derivatives (see additional Level 3 information in further tables below):

	March 31, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
Level 1 derivative instruments	$11	$10	$16	$9
Level 3 derivative instruments	12	1,120	16	1,297
Total	$23	$1,130	$32	$1,306
Less: Current	22	205	29	214
Noncurrent	$1	$925	$3	$1,092

	2024		2023
First quarter ended March 31,	Unrealized (loss) gain recognized in Other comprehensive loss	Realized gain (loss) reclassed from Other comprehensive loss to earnings	Unrealized loss recognized in Other comprehensive loss	Realized gain (loss) reclassed from Other comprehensive loss to earnings
Level 1 derivative instruments	$(3)	$4	$(11)	$16
Level 3 derivative instruments	120	(57)	(174)	(52)
Noncontrolling and equity interest (Level 2)	—	—	(2)	(1)
Total	$117	$(53)	$(187)	$(37)

For the first quarters of 2024 and 2023, the realized gains of $4 and $16 on Level 1 cash flow hedges were recognized in Sales, respectively.

The following table presents the outstanding quantities of derivative instruments classified as Level 1:

	Classification	March 31, 2024	March 31, 2023
Aluminum (in kmt)	Commodity buy forwards	101	316
Aluminum (in kmt)	Commodity sell forwards	44	398
Foreign currency (in millions of euro)	Foreign exchange buy forwards	79	55
Foreign currency (in millions of euro)	Foreign exchange sell forwards	17	—
Foreign currency (in millions of Norwegian krone)	Foreign exchange buy forwards	102	256
Foreign currency (in millions of Brazilian real)	Foreign exchange buy forwards	450	1,047
Foreign currency (in millions of Canadian dollar)	Foreign exchange buy forwards	26	—

Alcoa Corporation routinely uses Level 1 aluminum derivative instruments to manage exposures to changes in the fair value of firm commitments for the purchases or sales of aluminum. Additionally, Alcoa used Level 1 aluminum derivative instruments to manage exposures to changes in the LME associated with the Alumar (Brazil) smelter restart (expired December 2023).

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

Additional Level 3 Disclosures

The following table presents quantitative information related to the significant unobservable inputs described above for Level 3 derivative instruments (megawatt hours in MWh):

	March 31, 2024	Unobservable Input	Unobservable Input Range
Asset Derivatives
Financial contract (undesignated)	$12	Interrelationship of forward energy price, LME forward price, and the Consumer Price Index	Electricity (per MWh)	2024: $37.38 2024: $44.71
			LME (per mt)	2024: $2,307
				2024: $2,378
Power contract	—	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2024: $2,307 2024: $2,335
			Midwest premium (per pound)	2024: $0.1770 2024: $0.2040
			Electricity	Rate of 2 million MWh per year
Total Asset Derivatives	$12
Liability Derivatives
Power contract	$174	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2024: $2,307 2027: $2,705
			Electricity	Rate of 4 million MWh per year
Power contracts	946	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2024: $2,307 2029: $2,821 2036: $3,069
			Midwest premium (per pound)	2024: $0.1770 2029: $0.2150 2036: $0.2150
			Electricity	Rate of 18 million MWh per year
Power contract (undesignated)	—	Estimated spread between the 30-year debt yield of Alcoa and the counterparty	Credit spread	1.63%: 30-year debt yield spread 6.88%: Alcoa (estimated) 5.25%: counterparty
Total Liability Derivatives	$1,120

The fair values of Level 3 derivative instruments recorded in the accompanying Consolidated Balance Sheet were as follows:

Asset Derivatives	March 31, 2024	December 31, 2023
Derivatives not designated as hedging instruments:
Current—financial contract	$12	$16
Total derivatives not designated as hedging instruments	$12	$16
Total Asset Derivatives	$12	$16
Liability Derivatives
Derivatives designated as hedging instruments:
Current—power contracts	$200	$210
Noncurrent—power contracts	920	1,087
Total derivatives designated as hedging instruments	$1,120	$1,297
Total Liability Derivatives	$1,120	$1,297

Assuming market rates remain constant with the rates at March 31, 2024, a realized loss of $200 related to power contracts is expected to be recognized in Sales over the next 12 months.

At March 31, 2024 and December 31, 2023, the power contracts with embedded derivatives designated as cash flow hedges include hedges of forecasted aluminum sales of 1,400 kmt and 1,456 kmt, respectively.

The following tables present the reconciliation of activity for Level 3 derivative instruments:

	Assets
First quarter ended March 31, 2024	Power contracts	Financial contracts
January 1, 2024	$—	$16
Total gains or losses included in:
Sales (realized)	(1)	—
Other expenses, net (unrealized/realized)	—	(5)
Other comprehensive income (unrealized)	1	—
Settlements and other	—	1
March 31, 2024	$—	$12
Change in unrealized gains or losses included in earnings for derivative instruments held at March 31, 2024:
Other expenses, net	$—	$(5)

Liabilities
First quarter ended March 31, 2024	Power contracts
January 1, 2024	$1,297
Total gains or losses included in:
Sales (realized)	(58)
Other comprehensive income (unrealized)	(119)
March 31, 2024	$1,120

There were no purchases, sales, or settlements of Level 3 derivative instruments in the periods presented.

Other Financial Instruments

The carrying values and fair values of Alcoa Corporation’s other financial instruments were as follows:

	March 31, 2024		December 31, 2023
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$1,358	$1,358	$944	$944
Restricted cash	97	97	103	103
Short-term borrowings	52	52	56	56
Long-term debt due within one year	79	79	79	79
Long-term debt, less amount due within one year	2,469	2,473	1,732	1,702

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

N. Income Taxes – Alcoa Corporation’s estimated annualized effective tax rate (AETR) for 2024 as of March 31, 2024 differs from the U.S. federal statutory rate of 21% primarily due to losses in certain jurisdictions with full valuation allowances resulting in no tax benefit. In addition, losses in foreign jurisdictions with higher statutory tax rates contribute to the variance from 21%.

	First quarter ended March 31,
	2024	2023
Loss before income taxes	$(325)	$(180)
Estimated annualized effective tax rate	(8.9)%	141.4%
Income tax expense (benefit)	$29	$(255)
(Favorable) unfavorable tax impact related to losses in jurisdictions with no tax benefit	(47)	305
Discrete tax expense	—	2
(Benefit from) provision for income taxes	$(18)	$52

The Inflation Reduction Act of 2022 (IRA) contains a number of tax credits and other incentives for investments in renewable energy production, carbon capture, and other climate-related actions, as well as the production of critical minerals. In December 2023, the U.S. Treasury issued guidance on Section 45X of the Advanced Manufacturing Tax Credit. The Notice of Proposed Rulemaking (the Notice) clarifies that commercial grade aluminum can qualify for the credit, which was designed to incentivize domestic production of critical materials important for the global transition to renewable energy. In the first quarter of 2024, the Company recorded benefits of $9 in Cost of goods sold related to its Massena West smelter (New York) and its Warrick smelter (Indiana). As of March 31, 2024, benefits of $36 were included in Other receivables and $9 were included in Other noncurrent assets on the Consolidated Balance Sheet. As of December 31, 2023, benefits of $36 were included in Other receivables on the Consolidated Balance Sheet.

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

Alcoa Corporation’s environmental remediation reserve balance reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. The following table details the changes in the carrying value of recorded environmental remediation reserves:

Balance at December 31, 2022	$284
Liabilities incurred	39
Cash payments	(55)
Reversals of previously recorded liabilities	(1)
Foreign currency translation and other	1
Balance at December 31, 2023	268
Liabilities incurred	1
Cash payments	(6)
Foreign currency translation and other	(2)
Balance at March 31, 2024	$261

At March 31, 2024 and December 31, 2023, the current portion of the environmental remediation reserve balance was $64 and $66, respectively.

Payments related to remediation expenses applied against the reserve were $6 in the first quarter of 2024. These amounts include mandated expenditures as well as those not required by any regulatory authority or third party.

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

The estimated timing of cash outflows from the environmental remediation reserve at March 31, 2024 was as follows:

2024 (excluding the three months ended March 31, 2024)	$56
2025 – 2029	104
Thereafter	101
Total	$261

Reserve balances at March 31, 2024 and December 31, 2023, associated with significant sites with active remediation underway or for future remediation were $207 and $211, respectively. In management’s judgment, the Company’s reserves are sufficient to satisfy the provisions of the respective action plans. Upon changes in facts or circumstances, a change to the reserve may be required. The Company’s significant sites include:

Suriname—The reserve associated with the 2017 closure of the Suralco refinery and bauxite mine is for treatment and disposal of refinery waste and soil remediation. The work began in 2017 and is expected to be completed at the end of 2027.

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

Longview, Washington—In connection with a 2018 Consent Decree and Cleanup Action Plan with the State of Washington Department of Ecology, the Company’s subsidiary, Northwest Alloys as landowner, accepted certain responsibilities for future remediation of contaminated soil and sediments at the site located near Longview, Washington. In December 2020, the lessee of the land, who was a partner in the remediation of the site, filed for bankruptcy and exited the site in January 2021. The full site remediation project design, including long-term and post-closure monitoring and maintenance at the site, was approved in March 2023. In the third quarter of 2023, changes in scope and cost increases for remediation resulted in an increase to the reserve. The project is planned to be completed in the next two years.

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

Other Sites—The Company is in the process of decommissioning various other plants and remediating sites in several countries for potential redevelopment or to return the land to a natural state. In aggregate, there are remediation projects at 32 other sites that are planned or underway. These activities will be completed at various times in the future with the latest expected to be in 2026, after which ongoing monitoring and other activities may be required. At March 31, 2024 and December 31, 2023, the reserve balance associated with these activities was $54 and $57, respectively.

Tax

Brazil (AWAB)—In March 2013, AWAB was notified by the Brazilian Federal Revenue Office (RFB) that approximately $110 (R$220) of value added tax credits previously claimed were being disallowed and a penalty of 50% was assessed. Of this amount, AWAB received $41 (R$82) in cash in May 2012. The value added tax credits were claimed by AWAB for both fixed assets and export sales related to the Juruti bauxite mine and Alumar refinery expansion for tax years 2009 through 2011. The RFB has disallowed credits they allege belong to the consortium in which AWAB owns an interest and should not have been claimed by AWAB. Credits have also been disallowed as a result of challenges to apportionment methods used, questions about the use of the credits, and an alleged lack of documented proof. AWAB presented defense of its claim to the RFB on April 8, 2013. In February 2022, the RFB notified AWAB that it had inspected the value added tax credits claimed for 2012 and disallowed $4 (R$19). In its decision, the RFB allowed credits of $14 (R$65) that were similar to those previously disallowed for 2009 through 2011. In July 2022, the RFB notified AWAB that it had inspected the value added tax credits claimed for 2013 and disallowed $13 (R$70). In its decision, the RFB allowed credits of $16 (R$84) that were similar to those previously disallowed for 2009 through 2011. The decisions on the 2012 and 2013 credits provide positive evidence to support management’s opinion that there is no basis for these credits to be disallowed. AWAB received the 2012 allowed credits with interest of $9 (R$44) in March 2022 and the 2013 allowed credits with interest of $6 (R$31) in August 2022. AWAB will continue to dispute the credits that were disallowed for 2012 and 2013. If AWAB is successful in this administrative process, the RFB would have no further recourse. If unsuccessful in this process, AWAB has the option to litigate at a judicial level. Separately from AWAB’s administrative appeal, in June 2015, a new tax law was enacted repealing the provisions in the tax code that were the basis for the RFB assessing a 50% penalty in this matter. As such, the estimated range of reasonably possible loss for these matters is $0 to $62 (R$309). It is management’s opinion that the allegations have no basis; however, at this time, the Company is unable to reasonably predict an outcome for this matter.

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

On April 29, 2022, AofA filed proceedings in the Australian Administrative Appeals Tribunal (AAT) against the ATO to contest the Notices, a process which could last several years. The AAT held the first directions hearing on July 25, 2022 ordering AofA to file its evidence and related materials by November 4, 2022, ATO to file its materials by April 14, 2023 and AofA to file reply materials by May 26, 2023. AofA filed its evidence and related materials on November 4, 2022. The ATO did not file its materials by April 14, 2023. At a directions hearing on May 17, 2023, the ATO was granted an extension to file its materials by August 18, 2023. At a directions hearing on September 26, 2023, the ATO was granted an additional extension to file its materials by November 3, 2023. The ATO filed its materials on November 13, 2023. At a directions hearing on November 22, 2023, AofA was ordered to file any reply materials by March 15, 2024. AofA filed its reply materials on March 15, 2024. The substantive hearing is scheduled for June 2024.

The Company maintains that the sales subject to the ATO’s review, which were ultimately sold to Aluminium Bahrain B.S.C., were the result of arm’s length transactions by AofA over two decades and were made at arm’s length prices consistent with the prices paid by other third-party alumina customers.

In accordance with the ATO’s dispute resolution practices, AofA paid 50% of the assessed income tax amount exclusive of interest and any penalties, or approximately $74 (A$107), during the third quarter 2020, and the ATO is not expected to seek further payment prior to final resolution of the matter. If AofA is ultimately successful, any amounts paid to the ATO as part of the 50% payment would be refunded. AofA funded the payment with cash on hand and recorded the payment within Other noncurrent assets as a noncurrent prepaid tax asset; at March 31, 2024 the related balance was $69 (A$107).

Further interest on the unpaid tax will continue to accrue during the dispute. The initial interest assessment and the additional interest accrued are deductible against taxable income by AofA but would be taxable as income in the year the dispute is resolved if AofA is ultimately successful. AofA applied this deduction beginning in the third quarter of 2020, reducing cash tax payments. At March 31, 2024 and December 31, 2023, total reductions in cash tax payments were $197 (A$302) and $199 (A$293), respectively, and are reflected within Other noncurrent liabilities and deferred credits as a noncurrent accrued tax liability.

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

P. Other Financial Information

Other Expenses, Net

	First quarter ended March 31,
	2024	2023
Equity loss	$27	$95
Foreign currency losses (gains), net	24	(16)
Net loss from asset sales	11	14
Net loss (gain) on mark-to-market derivative instruments	5	(26)
Non-service costs – pension and other postretirement benefits	4	3
Other, net	(12)	(16)
	$59	$54

Other Noncurrent Assets

	March 31, 2024	December 31, 2023
Value added tax credits	$324	$336
Prepaid gas transmission contract	285	297
Gas supply prepayment	262	283
Deferred mining costs, net	179	187
Goodwill	146	146
Prepaid pension benefit	127	125
Noncurrent prepaid tax asset	69	73
Noncurrent restricted cash	66	71
Intangibles, net	36	37
Other	111	95
	$1,605	$1,650

Cash and Cash Equivalents and Restricted Cash

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$1,358	$944
Current restricted cash	31	32
Noncurrent restricted cash	66	71
	$1,455	$1,047

Q. Supplier Finance Programs

The Company has various supplier finance programs with third-party financial institutions that are made available to suppliers to facilitate payment term negotiations. Under the terms of these agreements, participating suppliers receive payment in advance of the payment date from third-party financial institutions for qualifying invoices. Alcoa’s obligations to its suppliers, including amounts due and payment terms, are not impacted by its suppliers’ participation in these programs. The Company does not pledge any assets as security or provide any guarantees beyond payment of outstanding invoices at maturity under these arrangements. The Company does not pay fees to the financial institutions under these arrangements. At March 31, 2024 and December 31, 2023, qualifying supplier invoices outstanding under these programs were $100 and $104, respectively, and have payment terms ranging from 45 to 110 days. These obligations are included in Accounts payable, trade on the accompanying Consolidated Balance Sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per-share amounts, average realized prices, and average cost amounts; metric tons in thousands (kmt); dry metric tons in millions (mdmt))

Business Update

During the first quarter of 2024, Alcoa entered into a binding agreement to acquire Alumina Limited, which holds a 40 percent ownership interest in the AWAC joint venture. The acquisition is intended to enhance Alcoa’s position as a leading pure play, upstream aluminum company globally, while simplifying the Company’s corporate structure and governance, resulting in greater operational flexibility and strategic optionality. In addition to announcing the Alumina Limited acquisition, the Company continued to make progress on key near term actions to further optimize its portfolio and to reduce controllable costs during the first quarter of 2024.

Alumina Limited Acquisition

On March 11, 2024, the Company and Alumina Limited entered into a Scheme Implementation Deed (the Agreement) for Alcoa’s acquisition of all Alumina Limited ordinary shares (the Transaction), following an agreement reached on February 26, 2024, between Alcoa and Alumina Limited, on terms and process for the acquisition of Alumina Limited (the Process Deed). Under the Agreement, Alumina Limited shareholders would receive consideration of 0.02854 Alcoa common shares for each Alumina Limited share (the Agreed Ratio). Upon completion of the transaction, Alumina Limited shareholders would own 31.25 percent, and Alcoa shareholders would own 68.75 percent of the combined company, on a fully diluted basis. Based on Alcoa’s closing share price as of February 23, 2024, the last trading day prior to the announcement of the Process Deed, the Agreed Ratio implies a value of A$1.15 per Alumina Limited share and an equity value of approximately $2,200 for Alumina Limited.

Under the terms of the Agreement, Alcoa also agreed to provide a shareholder loan to AWAC in place of required capital contributions by Alumina Limited if Alumina Limited’s net debt position exceeds $420. Based on AWAC’s current 2024 cash flow forecast, Alcoa does not expect any support to be required in 2024. Subject to certain accelerated repayment triggers, Alumina Limited would be required to pay its equity calls (plus accrued interest) no later than September 1, 2025 in the event the transaction is not completed. Alcoa’s fees and expenses related to the transaction include financial advisor fees, filing fees, legal and accounting fees, and regulatory fees, some of which will be paid regardless of whether the transaction is completed. Alcoa and Alumina Limited are also subject to termination fees in the event the transaction is not completed.

Alcoa expects the transaction to close in the third quarter of 2024 following a shareholder vote and the receipt of regulatory approvals. Both Alcoa and Alumina Limited shareholders will benefit from cost synergies, simplification of the organizational structure, and increased flexibility in funding and capital allocation decisions upon completion of the transaction.

For Alcoa shareholders, the transaction will enhance Alcoa’s vertical integration along the value chain across bauxite mining, alumina refining, and aluminum smelting, increases Alcoa’s economic interest in its bauxite and alumina assets, simplifies governance, and reaffirms Alcoa’s commitment to Western Australia.

In addition to the implied premium over recent share prices, Alumina Limited shareholders’ ownership will be diversified to a large-scale, global upstream aluminum portfolio and interests in Alcoa common shares will be traded in Australia through a secondary listing on the Australian Securities Exchange via CHESS Depositary Interests.

Portfolio Actions

San Ciprián Operations

During the first quarter of 2024, Alcoa completed the restart of approximately 6 percent of pots at the San Ciprián smelter in compliance with the February 2023 updated viability agreement. Although both purchase prices for energy and sales prices improved during the first quarter of 2024, the San Ciprián complex remains unviable for the long-term based on current and forward market assumptions for delivered energy in Spain and sales prices, and near-term government support remains unlikely. While continuing to optimize the smelter and refinery operations and preserve cash, and as part of Alcoa’s efforts to find a long-term solution for the complex, Alcoa initiated a process for the potential sale of the complex during the first quarter of 2024 and anticipates completing the bid process by June 2024. Any long-term solution requires the support of the government and workers’ representatives.

The refinery and smelter incurred significant losses in the first quarter of 2024 and in prior years, which have been funded with internal credit lines that are now nearing their limits (with less than $100 available to be drawn), and which the operations have no ability to repay. While the Company had restricted cash of $86 remaining at March 31, 2024 (see Aluminum below) to be made available for capital improvements at the site and smelter restart costs, the workers’ representatives have rejected the use of this cash to fund operating losses at the smelter. Based on current economic conditions, and barring reaching an acceptable outcome on either achieving economic viability or completing a sale of the complex, the San Ciprián operations are expected to incur substantial losses in the remainder of 2024 and Alcoa anticipates that available funding will be exhausted in the second half of 2024. At that point, Alcoa will not provide additional funding and difficult decisions will have to be considered regarding the future of the San Ciprián complex.

Warrick Operations

During the first quarter 2024, the Company completed the restart of one potline (54,000 mtpy) at its Warrick Operations site in Indiana that began in October 2023, and incurred restart expenses of $3.

Kwinana Refinery

In January 2024, Alcoa announced the full curtailment of the Kwinana refinery which will be completed in the second quarter of 2024. The refinery has an annual nameplate capacity of 2.2 million metric tons and has been operating at approximately 80 percent of its nameplate capacity since January 2023, when the Company reduced production in response to a domestic natural gas shortage in Western Australia due to production challenges experienced by key gas suppliers. The Company’s decision to fully curtail the refinery was made based on a variety of factors, including the refinery’s age, scale, operating costs, and current bauxite grades, in addition to market conditions. The refinery currently has approximately 780 employees and this number will be reduced to approximately 250 in the third quarter of 2024, after alumina production has ceased. Certain processes will continue until about the third quarter of 2025, when the employee number will be further reduced to approximately 50. In addition to the employees separating as a result of the curtailment, approximately 150 employees will either terminate through the productivity program announced in the third quarter of 2023 or redeploy to other Alcoa operations.

Other Matters

On March 21, 2024, the Company completed an offering of $750 aggregate principal amount of 7.125 percent senior notes due in 2031. This was the Company’s first notes issuance under its new Green Finance Framework, which prioritizes climate change mitigation expenditures related to circular or low carbon products, pollution prevention technologies, renewable energy, and water management. Net proceeds from the issuance, which can be allocated to qualifying expenditures on a two-year look back and three-year look forward, are expected to cover expenses associated with both new and existing decarbonization and water management projects, research and development, renewable energy, and the production of low carbon alumina and aluminum products. The net proceeds will also support the Company’s cash position and ongoing cash needs, including with respect to its previously announced portfolio actions. The Company does not expect to allocate part of the net proceeds to significant capital investments in breakthrough technologies as those are not expected to occur within the applicable time period.

During the first quarter of 2024, the Company initiated and fully deployed a productivity and competitiveness program across its global operations and functions. The program is part of the Company’s objective to improve overall competitiveness and profitability and includes a target to save approximately 5 percent of operating costs, exclusive of raw materials, energy and transportation costs, which are already under active management and cost control programs. Total savings are expected to approximate $100 on a run rate basis and to be achieved by the first quarter of 2025.

The Company paid a quarterly cash dividend of $0.10 per share of the Company’s common stock in March 2024, totaling $19.

See the below sections for additional details on the above-described actions.

Results of Operations

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the quarterly and year-to-date periods outlined in the table below.

Selected Financial Data:

	Quarter ended		Three months ended
	Sequential		Year-to-date
Statement of Operations	March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
Sales	$2,599	$2,595	$2,599	$2,670
Cost of goods sold (exclusive of expenses below)	2,404	2,425	2,404	2,404
Selling, general administrative, and other expenses	60	64	60	54
Research and development expenses	11	14	11	10
Provision for depreciation, depletion, and amortization	161	163	161	153
Restructuring and other charges, net	202	(11)	202	149
Interest expense	27	28	27	26
Other expenses (income), net	59	(11)	59	54
Total costs and expenses	2,924	2,672	2,924	2,850
Loss before income taxes	(325)	(77)	(325)	(180)
(Benefit from) provision for income taxes	(18)	150	(18)	52
Net loss	(307)	(227)	(307)	(232)
Less: Net loss attributable to noncontrolling interest	(55)	(77)	(55)	(1)
Net loss attributable to Alcoa Corporation	$(252)	$(150)	$(252)	$(231)

	Quarter ended		Three months ended
Selected Financial Metrics	March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
Diluted loss per share attributable to Alcoa Corporation common shareholders	$(1.41)	$(0.84)	$(1.41)	$(1.30)
Third-party shipments of alumina (kmt)	2,397	2,259	2,397	1,929
Third-party shipments of aluminum (kmt)	634	638	634	600
Average realized price per metric ton of alumina	$372	$344	$372	$371
Average realized price per metric ton of aluminum	$2,620	$2,678	$2,620	$3,079
Average Alumina Price Index (API)(1)	$356	$336	$356	$346
Average London Metal Exchange (LME) 15-day lag(2)	$2,201	$2,186	$2,201	$2,379

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

Overview

Sequential period comparison

Net loss attributable to Alcoa Corporation was $252 in the first quarter of 2024 compared with $150 in the fourth quarter of 2023. The unfavorable change of $102 is primarily a result of:

•
Higher restructuring charges
•
Unfavorable currency revaluation impacts
•
Higher production costs
•
Lower average realized prices of aluminum

Partially offset by:

•
Absence of a charge to tax expense to record a valuation allowance against the deferred tax assets of AWAB
•
Lower energy costs across both segments
•
Favorable raw material costs

Year-to-date comparison

Net loss attributable to Alcoa Corporation was $252 in the first quarter of 2024 compared with $231 in the first quarter of 2023. The unfavorable change of $21 is primarily a result of:

•
Lower average realized price of aluminum
•
Higher restructuring charges
•
Unfavorable currency revaluation impacts
•
Higher production costs

Partially offset by:

•
Favorable raw material and energy costs
•
Lower taxes on lower earnings
•
Higher equity earnings

Sales

Sequential period comparison

Sales increased $4 primarily as a result of:

•
Higher shipments of alumina
•
Higher average realized price of alumina
•
Favorable currency impacts

Partially offset by:

•
Lower volumes and price from bauxite offtake and supply agreements
•
Lower average realized price of aluminum
•
Lower shipments of aluminum

Year-to-date comparison

Sales decreased $71 primarily as a result of:

•
Lower average realized price of aluminum
•
Lower volumes and price from bauxite offtake and supply agreements
•
Decrease in value add product sales

Partially offset by:

•
Higher shipments of alumina and aluminum

Cost of goods sold

Sequential period comparison

Cost of goods sold as a percentage of sales decreased 1% primarily as a result of:

•
Lower energy costs across both segments
•
Higher average realized price of alumina
•
Favorable raw material costs

Partially offset by:

•
Higher production costs, primarily in the Aluminum segment
•
Lower average realized price of aluminum

Year-to-date comparison

Cost of goods sold as a percentage of sales increased 2% primarily as a result of:

•
Lower average realized price of aluminum
•
Higher production costs, primarily in the Alumina segment

Partially offset by:

•
Favorable raw material costs
•
Lower energy costs across both segments

Selling, general administrative, and other expenses

Sequential period comparison

Selling, general administrative, and other expenses decreased $4 primarily as a result of:

•
Lower information technology services and external legal fees

Partially offset by:

•
Higher labor costs

Year-to-date comparison

Selling, general administrative, and other expenses increased $6 primarily as a result of:

•
Higher labor costs

Provision for depreciation, depletion, and amortization

Sequential period comparison

Depreciation decreased $2 primarily as a result of:

•
Absence of asset write offs recognized in the fourth quarter of 2023 for projects no longer being pursued

Partially offset by:

•
Higher depreciation in Brazil and Australia for mine reclamation and bauxite residue storage asset retirement obligations

Year-to-date comparison

Depreciation increased $8 primarily as a result of:

•
Higher depreciation in Brazil and Australia for mine reclamation and bauxite residue storage asset retirement obligations

Interest expense

Interest expense decreased $1 in comparison to the fourth quarter of 2023 and increased $1 in comparison to the first quarter of 2023.

Other expenses (income), net

Sequential period comparison

Other expenses (income), net was $59 in the first quarter of 2024 compared with $(11) in the fourth quarter of 2023. The unfavorable change of $70 was primarily a result of:

•
Unfavorable currency revaluation impacts primarily due to the absence of gains recognized in the fourth quarter of 2023 due to the U.S. dollar weakening against the Brazilian real and losses recognized in the current quarter primarily due to the U.S. dollar strengthening against the Brazilian real
•
Additional costs related to site separation commitments associated with the Warrick Rolling Mill sale

Partially offset by:

•
Decrease in equity losses from the Ma’aden aluminum joint venture primarily due to higher sales volume, partially offset by higher production costs

Year-to-date comparison

Other expenses (income), net was $59 in the first quarter of 2024 compared with $54 in the first quarter of 2023. The unfavorable change of $5 was primarily a result of:

•
Unfavorable currency revaluation impacts primarily due to losses recognized in the current quarter primarily due to the U.S. dollar strengthening against the Brazilian real, partially offset by the absence of gains recognized in the first quarter of 2023 due to the U.S. dollar weakening against the Brazilian real
•
Mark-to-market results on derivative instruments primarily due to the absence of gains in the first quarter of 2023 driven by elevated power prices

Partially offset by:

•
Decrease in equity losses from the Ma’aden aluminum joint venture primarily due to the absence of a charge for a utility settlement and higher shipments, partially offset by lower aluminum prices
•
Decrease in equity losses from the Ma’aden bauxite and alumina joint venture primarily due to higher shipments, partially offset by increased raw material and production costs
•
Decrease in costs related to site separation commitments associated with the Warrick Rolling Mill sale

Restructuring and other charges, net

Sequential period comparison

In the first quarter of 2024, Restructuring and other charges, net of $202 primarily related to:

•
$197 for the curtailment of the Kwinana alumina refinery

In the fourth quarter of 2023, Restructuring and other charges, net of $(11) primarily related to:

•
$(19) for the sale of unused carbon credits at a previously closed location

Partially offset by:

•
$6 related to the February 2023 updated viability agreement for the San Ciprián aluminum smelter

Year-to-date comparison

In the three-month period of 2024, Restructuring and other charges, net of $202 primarily related to:

•
$197 for the curtailment of the Kwinana alumina refinery

In the three-month period of 2023, Restructuring and other charges, net of $149 primarily related to:

•
$101 for the permanent closure of the previously curtailed Intalco aluminum smelter
•
$47 for the updated restart agreement for the San Ciprián aluminum smelter

(Benefit from) provision for income taxes

Sequential period comparison

The Benefit from income taxes in the first quarter of 2024 was $(18) on a loss before taxes of $(325) or 5.5%. In comparison, the fourth quarter of 2023 Provision for income taxes was $150 on a loss before taxes of $(77) or (194.8)%.

The decrease in tax expense of $168 is primarily attributable to the full valuation allowance of $152 recorded against the deferred tax assets of AWAB in the fourth quarter of 2023 and lower income in the jurisdictions where taxes are paid.

Year-to-date comparison

The Benefit for income taxes in the three-month period of 2024 was $(18) on a loss before taxes of $(325) or 5.5%. In comparison, the three-month period of 2023 Provision for income taxes was $52 on a loss before taxes of $(180) or (28.9)%.

The decrease in tax expense of $70 is primarily attributable to lower income in the jurisdictions where taxes are paid.

Noncontrolling interest

Sequential period comparison

Net loss attributable to noncontrolling interest was $(55) in the first quarter of 2024 compared with $(77) in the fourth quarter of 2023. These amounts are entirely related to Alumina Limited’s 40% ownership interest in several affiliated operating entities.

The change is primarily a result of lower taxes and higher average realized price of alumina, partially offset by higher restructuring costs.

Year-to-date comparison

Net loss attributable to noncontrolling interest was $(55) in the three-month period of 2024 compared with $(1) in the three-month period of 2023. These amounts are entirely related to Alumina Limited’s 40% ownership interest in several affiliated operating entities.

The change is primarily a result of higher restructuring costs and higher production costs, partially offset by lower raw material and energy costs, and lower taxes.

Segment Information

Alcoa Corporation is a producer of bauxite, alumina, and aluminum products. The Company has two operating and reportable segments: (i) Alumina and (ii) Aluminum. Segment performance under Alcoa Corporation’s management reporting system is evaluated based on a number of factors; however, the primary measure of performance is the Adjusted EBITDA (Earnings before interest, taxes, depreciation, and amortization) for each segment. The Company calculates Segment Adjusted EBITDA as Total sales (third-party and intersegment) minus the following items: Cost of goods sold; Selling, general administrative, and other expenses; and Research and development expenses. Alcoa Corporation’s Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies. The CODM function regularly reviews the financial information, including Adjusted EBITDA, of these two operating segments to assess performance and allocate resources.

Alumina

Business Update. The average API of $356 per metric ton trended favorably compared to the prior quarter reflecting a 6% sequential increase. During the first quarter, the Alumina segment also experienced lower energy and raw materials costs compared to the fourth quarter of 2023.

On January 8, 2024, Alcoa announced the full curtailment of the Kwinana refinery which will be completed in the second quarter of 2024. The refinery currently has approximately 780 employees and this number will be reduced to approximately 250 in the third quarter of 2024, after alumina production has ceased. Certain processes will continue until about the third quarter of 2025, when the employee number will be further reduced to approximately 50. In addition to the employees separating as a result of the curtailment, approximately 150 employees will either terminate through the productivity program announced in the third quarter of 2023 or redeploy to other Alcoa operations.

In the first quarter, Alcoa recorded a restructuring charge of $197 related to the curtailment of the refinery. The charge includes $123 for water management costs, $41 for severance and employee termination costs, $15 for asset retirement obligations, $13 for take-or-pay contracts, and $5 for asset impairments. Related cash outlays of approximately $215 (which includes existing employee related liabilities and asset retirement obligations) are expected through 2025, with approximately $140 to be spent in 2024. During the first quarter of 2024, cash outlays were $2.

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

	Quarter ended		Three months ended
	March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
Bauxite production (mdmt)	10.1	10.4	10.1	9.9
Third-party bauxite shipments (mdmt)	1.0	2.0	1.0	1.9
Alumina production (kmt)	2,670	2,789	2,670	2,755
Third-party alumina shipments (kmt)	2,397	2,259	2,397	1,929
Intersegment alumina shipments (kmt)	943	1,176	943	1,039
Total alumina shipments (kmt)	3,340	3,435	3,340	2,968
Third-party bauxite sales	$64	$124	$64	$136
Third-party alumina sales	897	781	897	721
Total segment third-party sales	$961	$905	$961	$857
Intersegment alumina sales	395	449	395	421
Total sales	$1,356	$1,354	$1,356	$1,278
Segment Adjusted EBITDA	$139	$84	$139	$103
Average realized third-party price per metric ton of alumina	$372	$344	$372	$371
Operating costs	$1,163	$1,165	$1,163	$1,024
Average cost per metric ton of alumina shipped	$348	$339	$348	$345

Production

Sequential period comparison

Alumina production decreased 4% primarily as a result of:

•
Reduced production at the Australia refineries due to lower bauxite grade

Year-to-date comparison

Alumina production decreased 3% primarily as a result of:

•
Reduced production at the Australia refineries due to lower bauxite grade

Partially offset by:

•
Increased production at the San Ciprián refinery as the refinery was operating at 50 percent capacity in the first quarter of 2024, and 35 to 50 percent capacity in the first quarter of 2023

Third-party sales

Sequential period comparison

Third-party sales increased $56 primarily as a result of:

•
Higher average realized price of $28/ton principally driven by a higher average API
•
Higher shipments of alumina primarily due to increased trading activity
•
Favorable currency impacts

Partially offset by:

•
Lower volumes and price from bauxite offtake and supply agreements

Year-to-date comparison

Third-party sales increased $104 primarily as a result of:

•
Higher shipments of alumina primarily due to increased trading activity and sales of externally sourced alumina to satisfy certain customer commitments

Partially offset by:

•
Lower volumes and price from bauxite offtake and supply agreements

Intersegment sales

Sequential period comparison

Intersegment sales decreased $54 primarily as a result of:

•
Lower alumina shipments due to lower alumina production

Partially offset by:

•
Higher average API on sales to the Aluminum segment

Year-to-date comparison

Intersegment sales decreased $26 primarily as a result of:

•
Lower alumina shipments primarily due to lower alumina production

Partially offset by:

•
Higher average API on sales to the Aluminum segment

Segment Adjusted EBITDA

Sequential period comparison

Segment Adjusted EBITDA increased $55 primarily as a result of:

•
Higher average realized price of $28/ton principally driven by a higher average API
•
Lower energy costs across the refineries primarily due to favorable natural gas prices
•
Favorable raw material costs primarily on lower prices for caustic soda

Partially offset by:

•
Lower shipments

Year-to-date comparison

Segment Adjusted EBITDA increased $36 primarily as a result of:

•
Favorable raw material costs primarily on lower prices for caustic soda
•
Lower energy costs across the refineries primarily due to favorable natural gas prices
•
Higher average realized price of $1/ton principally driven on a higher average API
•
Favorable currency impacts

Partially offset by:

•
Higher production costs primarily related to operating certain of the Australia refineries with lower grade bauxite and higher labor costs

Forward Look. For the second quarter of 2024 in comparison to the first quarter of 2024, the Alumina segment anticipates increased costs due to seasonal maintenance and other mining costs.

The Company expects total 2024 alumina production and shipments to remain unchanged from the prior projection, ranging between 9.8 and 10.0 million metric tons and between 12.7 and 12.9 million metric tons, respectively. The difference between production and shipments reflects trading volumes and externally sourced alumina to fulfill customer contracts due to the curtailment of the Kwinana refinery.

Aluminum

Business Update. Aluminum prices increased sequentially with LME prices on a 15-day lag averaging $2,201 per metric ton in the first quarter of 2024. During the first quarter, the Aluminum segment also experienced lower energy and raw materials costs compared to the fourth quarter of 2023.

In April 2024, the U.S. Treasury, in coordination with the United Kingdom, announced sanctions on Russian aluminum. The sanctions ban imports into the U.S. and the United Kingdom of Russian Federation origin aluminum produced on or after April 13, 2024, and restrict activity at the London Metal Exchange and the Chicago Mercantile Exchange.

In March 2024, Alcoa completed the restart of approximately 54,000 mtpy of capacity at its Warrick Operations site in Indiana that began in October 2023. Alcoa incurred restart expenses of $3 during the first quarter of 2024.

During the first quarter of 2024, the Alumar smelter experienced operational instability primarily due to equipment reliability and is taking actions to improve overall performance in order to resume the controlled pace for the restart.

San Ciprián Smelter

In March 2024, Alcoa completed the restart of approximately 6 percent of total pots at the San Ciprián smelter as required by the February 2023 updated viability agreement. The Company incurred restart expenses of $2 in the first quarter of 2024. In connection with the December 2021 agreement and the February 2023 updated viability agreement, the Company has restricted cash of $86 remaining at March 31, 2024 to be made available for capital improvements at the site and smelter restart costs. The workers’ representatives have rejected the use of this cash to fund operating losses at the smelter.

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

Operating costs includes all production related costs: raw materials consumed; conversion costs, such as labor, materials, and utilities; depreciation and amortization; and plant administrative expenses.

	Quarter ended		Three months ended
	March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
Production (kmt)	542	541	542	518
Total shipments (kmt)	634	638	634	600
Third-party aluminum sales	$1,661	$1,709	$1,661	$1,846
Other(1)	(23)	(26)	(23)	(36)
Total segment third-party sales	$1,638	$1,683	$1,638	$1,810
Intersegment sales	4	4	4	3
Total sales	$1,642	$1,687	$1,642	$1,813
Segment Adjusted EBITDA	$50	$88	$50	$184
Average realized third-party price per metric ton	$2,620	$2,678	$2,620	$3,079
Operating costs	$1,568	$1,585	$1,568	$1,616
Average cost per metric ton of aluminum shipped	$2,474	$2,483	$2,474	$2,695

(1)
Other includes third-party sales of energy, as well as realized gains and losses related to embedded derivative instruments designated as cash flow hedges of forward sales of aluminum.

Production

Sequential period comparison

Production was consistent with the fourth quarter’s strong output.

Year-to-date comparison

Production increased 5% primarily as a result of:

•
Warrick smelter and Alumar smelter restarts

Third-party sales

Sequential period comparison

Third-party sales decreased $45 primarily as a result of:

•
Lower trading activities
•
Lower average realized price of $58/ton driven by the absence of gains from the Alumar smelter restart hedge program, which ended in December 2023, and timing of shipments

Partially offset by:

•
Increased offtake from a joint venture supply agreement
•
Higher shipments, primarily in Europe

Year-to-date comparison

Third-party sales decreased $172 primarily as a result of:

•
Lower average realized price of $459/ton driven by a lower average LME (on a 15-day lag) and lower regional premiums
•
Lower trading activities
•
Decrease in value add product sales due to overall lower market demand and product premiums in Europe and North America

Partially offset by:

•
Higher shipments, primarily due to the Warrick smelter restart
•
Increased offtake from a joint venture supply agreement

Segment Adjusted EBITDA

Sequential period comparison

Segment Adjusted EBITDA decreased $38 primarily as a result of:

•
Higher production costs primarily associated with the absence of full year Inflation Reduction Act of 2022 benefits recorded in the fourth quarter of 2023 and labor costs
•
Lower average realized price

Partially offset by:

•
Lower energy costs, primarily in Europe and the absence of an adjustment related to carbon dioxide compensation
•
Lower raw material costs primarily on lower market prices for carbon materials

Year-to-date comparison

Segment Adjusted EBITDA decreased $134 primarily as a result of:

•
Lower average realized price based on LME (on a 15-day lag) and lower regional premiums
•
Decrease in value add product sales

Partially offset by:

•
Favorable raw material costs primarily on lower market prices for carbon materials

The following table provides consolidated capacity and curtailed capacity (each in kmt) for each smelter owned by Alcoa Corporation:

		March 31, 2024		December 31, 2023		March 31, 2023
Facility	Country	Capacity(1)	Curtailed	Capacity(1)	Curtailed	Capacity(1)	Curtailed
Portland(2)	Australia	197	42	197	42	197	49
São Luís (Alumar)(3)	Brazil	268	84	268	84	268	118
Baie Comeau	Canada	324	—	324	—	314	—
Bécancour	Canada	350	—	350	—	350	—
Deschambault	Canada	287	—	287	—	287	—
Fjarðaál	Iceland	351	—	351	—	351	—
Lista	Norway	95	31	95	31	95	31
Mosjøen	Norway	200	—	200	—	200	—
San Ciprián(4)	Spain	228	214	228	228	228	228
Massena West	U.S.	130	—	130	—	130	—
Warrick(5)	U.S.	215	54	215	80	269	162
		2,645	425	2,645	465	2,689	588

(1)
These figures represent Alcoa Corporation’s share of the facility Nameplate Capacity based on its ownership interest in the respective smelter.
(2)
In the fourth quarter of 2023, the Company began the restart of 16,000 mtpy of previously curtailed capacity at the Portland smelter in Australia. The smelter had previously been operating at approximately 75 percent of the site’s annual capacity of 197,000 mtpy (Alcoa share) since March 2023. The site was operating at approximately 79 percent of its capacity as of March 31, 2024.
(3)
In 2021, the Company announced the restart of its 268,000 metric tons per year (mtpy) share of capacity at the Alumar smelter in São Luís, Brazil. Production began in the second quarter of 2022. Curtailed capacity decreased from March 31, 2023 as a result of the restart process.
(4)
In December 2021, the Company announced a two-year curtailment of the San Ciprián smelter’s 228,000 mtpy of annual smelting capacity. In February 2023, the Company and the workers’ representatives reached an updated viability agreement for the phased restart of the smelter beginning in January 2024. In the first quarter of 2024, the Company completed the restart of approximately 6% of pots, in accordance with the updated viability agreement.
(5)
In the first quarter of 2024, the Company completed the restart of one potline (54,000 mtpy) at its Warrick Operations site that began in October 2023. The line was curtailed in July 2022. In the fourth quarter of 2023, the Company also approved the permanent closure of 54,000 mtpy of previously curtailed capacity (which had not operated since 2016).

Forward Look. For the second quarter of 2024 in comparison to the first quarter of 2024, the Aluminum segment expects lower raw material costs and lower production costs to be offset by higher energy costs.

The Company expects total 2024 Aluminum segment production and shipments to remain unchanged from the prior projection, ranging between 2.2 and 2.3 million metrics tons and between 2.5 and 2.6 million metric tons, respectively.

Reconciliations of Certain Segment Information

Reconciliation of Total Segment Third-Party Sales to Consolidated Sales

	Quarter ended		Three months ended
	March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
Alumina	$961	$905	$961	$857
Aluminum	1,638	1,683	1,638	1,810
Total segment third-party sales	$2,599	$2,588	$2,599	$2,667
Other	—	7	—	3
Consolidated sales	$2,599	$2,595	$2,599	$2,670

Reconciliation of Total Segment Operating Costs to Consolidated Cost of Goods Sold

	Quarter ended		Three months ended
	March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
Alumina	$1,163	$1,165	$1,163	$1,024
Aluminum	1,568	1,585	1,568	1,616
Other(1)	198	246	198	279
Total segment operating costs	2,929	2,996	2,929	2,919
Eliminations(2)	(391)	(442)	(391)	(416)
Provision for depreciation, depletion, and amortization(3)	(155)	(157)	(155)	(147)
Other(4)	21	28	21	48
Consolidated cost of goods sold	$2,404	$2,425	$2,404	$2,404

(1)
Other largely relates to the Aluminum segment’s energy product division and the Alumina segment’s purchases of bauxite from offtake or other supply agreements that is sold to third-parties.
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

Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net Loss Attributable to Alcoa Corporation

	Quarter ended		Three months ended
	March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
Total Segment Adjusted EBITDA	$189	$172	$189	$287
Unallocated amounts:
Transformation(1)	(14)	(26)	(14)	(8)
Intersegment eliminations	(8)	(12)	(8)	(8)
Corporate expenses(2)	(34)	(46)	(34)	(30)
Provision for depreciation, depletion, and amortization	(161)	(163)	(161)	(153)
Restructuring and other charges, net	(202)	11	(202)	(149)
Interest expense	(27)	(28)	(27)	(26)
Other (expenses) income, net	(59)	11	(59)	(54)
Other(3)	(9)	4	(9)	(39)
Consolidated loss before income taxes	(325)	(77)	(325)	(180)
Benefit from (provision for) income taxes	18	(150)	18	(52)
Net loss attributable to noncontrolling interest	55	77	55	1
Consolidated net loss attributable to Alcoa Corporation	$(252)	$(150)	$(252)	$(231)

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

Environmental Matters

See the Environmental Matters section of Note O to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Management believes that the Company’s cash on hand, projected cash flows, and liquidity options, combined with its strategic actions, will be adequate to fund its short-term (at least 12 months) and long-term operating and investing needs. The Company plans to opportunistically access liquidity sources to support its cash position and ongoing cash needs. Further, the Company has flexibility related to its use of cash; the Company has no significant debt maturities until 2027 and no significant cash contribution requirements related to its pension plan obligations.

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

Cash from Operations

Cash used for operations was $223 in the three-month period of 2024 compared with $163 in the same period of 2023. Notable changes to sources and (uses) of cash included:

•
($22) unfavorable change in net loss, excluding the impacts from restructuring charges, primarily due to lower aluminum pricing, partially offset by lower raw material costs; and,
•
($23) in certain working capital accounts, primarily an increase in receivables in the three-month period of 2024 on less favorable payment terms due to a change in product mix and timing of shipments, partially offset by a decrease in accounts payable in the 2023 three-month period due to lower raw material purchases, decreased maintenance and capital expenditures.

During 2024, AofA will continue to record its tax provision and tax liability without effect of the ATO assessment, since it expects to prevail. The tax payable will remain on AofA’s balance sheet as a noncurrent liability, increased by the tax effect of subsequent periods’ interest deductions, until dispute resolution, which is expected to take several years. At March 31, 2024, the noncurrent liability resulting from the cumulative interest deductions was $197 (A$302). See description of the tax dispute in Note O to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

The Company utilizes a Receivables Purchase Agreement facility to sell up to $130 of certain receivables through an SPE to a financial institution on a revolving basis. Alcoa Corporation guarantees the performance obligations of the Company subsidiaries, and unsold customer receivables are pledged as collateral to the financial institution to secure the sold receivables. At March 31, 2024, the SPE held unsold customer receivables of $181 pledged as collateral against the sold receivables.

The Company continues to service the customer receivables that were transferred to the financial institution. As Alcoa collects customer payments, the SPE transfers additional receivables to the financial institution rather than remitting cash. In the three-month period of 2024, the Company sold gross customer receivables of $307, and reinvested collections of $291 from previously sold receivables, resulting in net cash proceeds from the financial institution of $16. In the three-month period of 2023, the Company sold gross customer receivables of $76, and reinvested collections of $23 from previously sold receivables, resulting in net cash proceeds from the financial institution of $53. Cash collections from previously sold receivables yet to be reinvested of $86 were included in Accounts payable, trade on the accompanying Consolidated Balance Sheet as of March 31, 2024. Cash received from sold receivables under the agreement are presented within operating activities in the Statement of Consolidated Cash Flows. See Note I to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Financing Activities

Cash provided from financing activities was $754 in the three-month period of 2024 compared with $40 in the same period of 2023.

The source of cash in the three-month period of 2024 was primarily $737 net proceeds from the bond issuance (see below) and $55 of net contributions from Alumina Limited (see Noncontrolling interest above), partially offset by $19 of dividends paid.

Short-term Borrowings

The Company has entered into inventory repurchase agreements whereby the Company sold aluminum to a third party and agreed to subsequently repurchase substantially similar inventory. The Company did not record sales upon each shipment of inventory and the net cash received of $52 related to these agreements was recorded in Short-term borrowings within Other current liabilities on the Consolidated Balance Sheet as of March 31, 2024.

During the three-month period of 2024 the Company recorded borrowings of $21 and repurchased $25 of inventory related to these agreements. During the three-month period of 2023, the Company recorded borrowings of $25 and related to these agreements.

The cash received and subsequently paid under the inventory repurchase agreements is included in Cash provided from financing activities on the Statement of Consolidated Cash Flows.

144A Debt

In March 2024, ANHBV, a wholly-owned subsidiary of Alcoa Corporation, completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt issuance for $750 aggregate principal amount of 7.125% Senior Notes due 2031 (the 2031 Notes), which carry a green bond designation. The net proceeds of this issuance were $737 reflecting a discount to the initial purchasers of the 2031 Notes, as well as issuance costs. See Note K to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Credit Facilities

Revolving Credit Facility

The Company has a $1,250 revolving credit and letter of credit facility in place for working capital and/or other general corporate purposes (the Revolving Credit Facility). The Revolving Credit Facility, established in September 2016, and amended and restated in June 2022 and in January 2024, is scheduled to mature in June 2027. Subject to the terms and conditions under the Revolving Credit Facility, the Company or ANHBV, a wholly-owned subsidiary of Alcoa Corporation, may borrow funds or issue letters of credit. Under the terms of the January 2024 amendment, the Company has agreed to provide collateral for its obligations under the Revolving Credit Facility. See Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K in Note M to the Consolidated Financial Statements for the year ended December 31, 2023 for more information on the Revolving Credit Facility.

As of March 31, 2024, the Company was in compliance with all financial covenants. The Company may access the entire amount of commitments under the Revolving Credit Facility. There were no borrowings outstanding at March 31, 2024, and no amounts were borrowed during the three-month periods of 2024 and 2023 under the Revolving Credit Facility.

Japanese Yen Revolving Credit Facility

The Company entered into a $250 revolving credit facility available to be drawn in Japanese yen (the Japanese Yen Revolving Credit Facility) in April 2023. The Japanese Revolving Credit Facility was amended and restated in January 2024 and in April 2024 (see below) and is scheduled to mature in April 2025. Subject to the terms and conditions under the facility, the Company or ANHBV may borrow funds. The facility includes covenants that are substantially the same as those included in the Revolving Credit Facility. Under the current terms of the January 2024 amendment, the Company has agreed to provide collateral for its obligations under the Japanese Yen Revolving Credit Facility. See Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K in Note M to the Consolidated Financial Statements for the year ended December 31, 2023 for more information on the Japanese Yen Revolving Credit Facility.

As of March 31, 2024, the Company was in compliance with all financial covenants. The Company may access the entire amount of commitments under the Japanese Revolving Credit Facility. There were no borrowings outstanding at March 31, 2024. During the three-month period of 2024, $201 (29,686 JPY) was borrowed and $196 (29,686 JPY) was repaid.

On April 26, 2024, the Company entered into an amendment extending the maturity of the Japanese Revolving Credit Facility to April 2025.

Dividend

On February 22, 2024, the Board of Directors declared a quarterly cash dividend of $0.10 per share of the Company’s common stock to stockholders of record as of the close of business on March 5, 2024. In March 2024, the Company paid cash dividends of $19.

Ratings

Alcoa Corporation’s cost of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short- and long-term debt ratings assigned to Alcoa Corporation’s debt by the major credit rating agencies.

On March 6, 2024, Moody’s Investor Service downgraded the rating of ANHBV’s long-term debt from Baa3 to Ba1 and revised the outlook from negative to stable.

On March 4, 2024, Fitch Ratings downgraded the rating for Alcoa Corporation and ANHBV’s long-term debt from BBB- to BB+ and revised the outlook from negative to stable.

On March 4, 2024, Standard and Poor’s Global Ratings downgraded the rating of Alcoa Corporation’s long-term debt from BB+ to BB and revised the outlook from positive to stable.

Ratings are not a recommendation to buy or hold any of our securities and they may be revised or revoked at any time at the sole discretion of the rating organization.

Investing Activities

Cash used for investing activities was $117 in the three-month period of 2024 compared with $102 for the same period of 2023.

In the three-month period of 2024, the use of cash was primarily attributable to $101 related to capital expenditures and $17 of cash contributions to the ELYSIS partnership.

In the three-month period of 2023, the use of cash was primarily attributable to $83 related to capital expenditures and $20 of cash contributions to the ELYSIS partnership.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See Part II Item 7A Quantitative and Qualitative Disclosures About Market Risk of Alcoa Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023. Our exposure to market risk has not changed materially since December 31, 2023. Refer to Part I Item 1 of this Form 10-Q in Note M to the Consolidated Financial Statements under caption Derivatives for additional information.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Alcoa Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the U.S. Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, and they have concluded that these controls and procedures were effective as of March 31, 2024.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the first quarter of 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SEC regulations require disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that Alcoa Corporation reasonably believes will exceed a specified threshold. Pursuant to these regulations, the Company uses a threshold of $1 for purposes of determining whether disclosure of any such proceedings is required.

A discussion of our material pending lawsuits and claims can be found in Part I Item 3 Legal Proceedings of Alcoa Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. See Part I Item 1 of this Form 10-Q in Note O to the Consolidated Financial Statements for additional information regarding legal proceedings.

Item 1A. Risk Factors.

We face a number of risks that could materially and adversely affect our business, results of operations, cash flow, liquidity, or financial condition. A full discussion of our risk factors can be found in Part I Item 1A. Risk Factors of Alcoa Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The information below includes additional risks relating to the Transaction.

Alcoa will incur significant transaction costs in connection with the Transaction.

Alcoa expects to incur significant costs associated with the Transaction. Alcoa’s fees and expenses related to the Transaction include financial advisor fees, filing fees, legal and accounting fees, and regulatory fees, some of which will be paid regardless of whether the Transaction is completed.

The Transaction is subject to conditions to closing that could result in the Transaction being delayed or not completed and the Agreement can be terminated in certain circumstances, each of which could negatively impact the price of Alcoa common stock and Alcoa’s business and operations.

Completion of the Transaction is subject to conditions, including, among others:

•
the approval of the Transaction by the Alumina Limited shareholders;
•
the approval of the scheme by the Federal Court of Australia (sitting in Melbourne) (the Court);
•
the issuance of a report by an independent expert (who is appointed by Alumina Limited pursuant to the Agreement) for the scheme concluding that the scheme is in the best interests of Alumina Limited shareholders and who does not change its conclusion prior to the second Court date;
•
the absence of any law, order or injunction by an Australian or United States court or regulatory authority that would prohibit or make illegal the Transaction;
•
the receipt of certain regulatory approvals;
•
the approval for listing on the NYSE of the shares of Alcoa common stock to be issued or issuable in the Transaction and the establishment of a secondary listing on the ASX to allow shareholders of Alumina Limited to trade Alcoa CDIs on the ASX; and,
•
no specified events having occurred in respect of Alumina Limited or Alcoa.

The regulatory approval processes may take a lengthy period of time to complete. There can be no assurances that any or all of such approvals will be obtained or will be obtained in a timely manner. Even if such approvals or conditional approvals are obtained, no assurances can be given as to the terms, conditions and timing of the approvals or whether they will be acceptable to Alcoa (in terms of any impact on the Transaction or the combined company’s operations). In addition, Alcoa and Alumina Limited may waive certain of these conditions.

In addition, Alcoa and Alumina Limited each has the right, in certain circumstances, to terminate the Agreement. If the Agreement is terminated or any of the conditions to closing are not satisfied or, where waivable, not waived, the Transaction will not be completed.

Failure to complete the Transaction, any delay in the completion of the Transaction or any uncertainty about the completion of the Transaction may adversely affect the price of Alcoa common stock or have an adverse impact on Alcoa’s business and operations.

If the Transaction is not completed for any reason, Alcoa’s ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Transaction, Alcoa may be subject to a number of risks, including the following:

•
negative reactions from the financial markets;
•
incurring and paying significant expenses in connection with the Transaction, such as financial advisor fees, filing fees, legal and accounting fees, soliciting fees, regulatory fees and other related expenses, many of which will become due and payable regardless of whether the Transaction is completed;
•
nonpayment or delay in payment of any amounts due under any shareholder loan to AWAC made pursuant to the Agreement in accordance with the terms of such loan; and,
•
paying a termination fee of $20 if Alumina Limited validly terminates the Agreement on the basis that Alcoa has failed to obtain the approval of its stockholders for issuance of the Alcoa shares in connection with the Transaction, or $50 if the Agreement is terminated in certain other circumstances.

In addition, Alcoa could be subject to litigation related to any failure to complete the Transaction or litigation seeking to require Alcoa to perform its obligations under the Agreement.

Obtaining required governmental and court approvals necessary to satisfy closing conditions may delay or prevent completion of the Transaction.

Completion of the Transaction is conditioned upon the receipt of certain governmental authorizations, consents, orders or other approvals, including approvals, clearances or filings required in relation to the Transaction under the antitrust and foreign investment laws of Australia and the antitrust laws of Brazil. The Transaction must also be approved by the Court. No assurance can be given that the approvals will be obtained. Even if such approvals or conditional approvals are obtained, no assurance can be given as to the terms, conditions and timing of the approvals or that they will satisfy the terms of the Agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The table below sets forth information regarding the repurchase of shares of our common stock during the periods indicated.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program(1)
January 1 to January 31	—	—	—	$500,000,000
February 1 to February 29	—	—	—	500,000,000
March 1 to March 31	—	—	—	500,000,000
Total	—	—	—
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

Item 5. Other Information.

Trading Arrangements

None of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended March 31, 2024.

Item 6. Exhibits.

2.1

Transaction Process and Exclusivity Deed, by and among Alumina Limited, AAC Investments Australia Pty Ltd and Alcoa Corporation, dated as of February 26, 2024 (incorporated by referenced to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 26, 2024 (File No. 1-37816))

2.2

Share Sale Agreement, by and among Allan Gray Australia Pty Ltd, AAC Investments Australia Pty Ltd and Alcoa Corporation, dated as of February 26, 2024 (incorporated by referenced to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed February 26, 2024 (File No. 1-37816))

2.3

Scheme Implementation Deed, dated as of March 12, 2024, by and among Alcoa Corporation, AAC Investments Australia 2 Pty Ltd, and Alumina Limited (incorporated by referenced to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 12, 2024 (File No. 1-37816))

4.1

Indenture, dated as of March 21, 2024, among Alcoa Nederland Holding B.V., Alcoa Corporation, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by referenced to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 21, 2024 (File No. 1-37816))

10.1	Letter Agreement, dated July 22, 2023, between Andrew Hastings and Alcoa Corporation (filed herewith)*

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a)

32.1	Certification of Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Alcoa Corporation

May 2, 2024	/s/ Molly S. Beerman
Date	Molly S. Beerman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 2, 2024	/s/ Renee R. Henry
Date	Renee R. Henry
Senior Vice President and Controller
(Principal Accounting Officer)