Form 10-Q
period 2024-06-30
Alcoa Corp
filed 2024-08-02
CIK 1675149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of stock, as of the latest practicable date.

Title or Class	Outstanding Shares as of August 1, 2024
Common Stock, par value $0.01 per share	258,340,140
Series A Convertible Preferred Stock, par value $0.01 per share	4,041,989

Forward-Looking Statements

This report contains statements that relate to future events and expectations and as such constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “aims,” “ambition,” “anticipates,” “believes,” “could,” “develop,” “endeavors,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “outlook,” “potential,” “plans,” “projects,” “reach,” “seeks,” “sees,” “should,” “strive,” “targets,” “will,” “working,” “would,” or other words of similar meaning. All statements by Alcoa Corporation that reflect expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, statements regarding forecasts concerning global demand growth for bauxite, alumina, and aluminum, and supply/demand balances; statements, projections or forecasts of future or targeted financial results, or operating performance (including our ability to execute on strategies related to environmental, social and governance matters, such as our Green Finance Framework); statements about strategies, outlook, and business and financial prospects; and statements about capital allocation and return of capital. These statements reflect beliefs and assumptions that are based on Alcoa Corporation’s perception of historical trends, current conditions, and expected future developments, as well as other factors that management believes are appropriate in the circumstances.

Forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and changes in circumstances that are difficult to predict. Although Alcoa Corporation believes that the expectations reflected in any forward-looking statements are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, but are not limited to: (1) the impact of global economic conditions on the aluminum industry and aluminum end-use markets; (2) volatility and declines in aluminum and alumina demand and pricing, including global, regional, and product-specific prices, or significant changes in production costs which are linked to London Metal Exchange (LME) or other commodities; (3) the disruption of market-driven balancing of global aluminum supply and demand by non-market forces; (4) competitive and complex conditions in global markets; (5) our ability to obtain, maintain, or renew permits or approvals necessary for our mining operations; (6) rising energy costs and interruptions or uncertainty in energy supplies; (7) unfavorable changes in the cost, quality, or availability of raw materials or other key inputs, or by disruptions in the supply chain; (8) our ability to execute on our strategy to be a lower cost, competitive, and integrated aluminum production business and to realize the anticipated benefits from announced plans, programs, initiatives relating to our portfolio, capital investments, and developing technologies; (9) our ability to integrate and achieve intended results from joint ventures, other strategic alliances, and strategic business transactions; (10) economic, political, and social conditions, including the impact of trade policies and adverse industry publicity; (11) fluctuations in foreign currency exchange rates and interest rates, inflation and other economic factors in the countries in which we operate; (12) changes in tax laws or exposure to additional tax liabilities; (13) global competition within and beyond the aluminum industry; (14) our ability to obtain or maintain adequate insurance coverage; (15) disruptions in the global economy caused by ongoing regional conflicts; (16) legal proceedings, investigations, or changes in foreign and/or U.S. federal, state, or local laws, regulations, or policies; (17) climate change, climate change legislation or regulations, and efforts to reduce emissions and build operational resilience to extreme weather conditions; (18) our ability to achieve our strategies or expectations relating to environmental, social, and governance considerations; (19) claims, costs, and liabilities related to health, safety and environmental laws, regulations, and other requirements in the jurisdictions in which we operate; (20) liabilities resulting from impoundment structures, which could impact the environment or cause exposure to hazardous substances or other damage; (21) our ability to fund capital expenditures; (22) deterioration in our credit profile or increases in interest rates; (23) restrictions on our current and future operations due to our indebtedness; (24) our ability to continue to return capital to our stockholders through the payment of cash dividends and/or the repurchase of our common stock; (25) cyber attacks, security breaches, system failures, software or application vulnerabilities, or other cyber incidents; (26) labor market conditions, union disputes and other employee relations issues; (27) a decline in the liability discount rate or lower-than-expected investment returns on pension assets; and (28) the other risk factors discussed in Alcoa’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and other reports filed by Alcoa with the SEC, including those described in this report. Alcoa cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date they are made. Alcoa disclaims any obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise, except as required by applicable law. Market projections are subject to the risks described above and other risks in the market. Neither Alcoa nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements and none of the information contained herein should be regarded as a representation that the forward-looking statements contained herein will be achieved.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	Second quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Sales (E)	$2,906	$2,684	$5,505	$5,354
Cost of goods sold (exclusive of expenses below)	2,533	2,515	4,937	4,919
Selling, general administrative, and other expenses	69	52	129	106
Research and development expenses	13	6	24	16
Provision for depreciation, depletion, and amortization	163	153	324	306
Restructuring and other charges, net (D)	18	24	220	173
Interest expense	40	27	67	53
Other (income) expenses, net (P)	(22)	6	37	60
Total costs and expenses	2,814	2,783	5,738	5,633
Income (loss) before income taxes	92	(99)	(233)	(279)
Provision for income taxes	61	22	43	74
Net income (loss)	31	(121)	(276)	(353)
Less: Net income (loss) attributable to noncontrolling interest	11	(19)	(44)	(20)
NET INCOME (LOSS) ATTRIBUTABLE TO ALCOA CORPORATION	$20	$(102)	$(232)	$(333)
EARNINGS PER SHARE ATTRIBUTABLE TO ALCOA CORPORATION COMMON SHAREHOLDERS (F):
Basic	$0.11	$(0.57)	$(1.29)	$(1.87)
Diluted	$0.11	$(0.57)	$(1.29)	$(1.87)

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income (unaudited)

(in millions)

	Alcoa Corporation		Noncontrolling interest		Total
	Second quarter ended June 30,		Second quarter ended June 30,		Second quarter ended June 30,
	2024	2023	2024	2023	2024	2023
Net income (loss)	$20	$(102)	$11	$(19)	$31	$(121)
Other comprehensive (loss) income, net of tax (G):
Change in unrecognized net actuarial gain/loss and prior service cost/benefit related to pension and other postretirement benefits	13	10	5	(2)	18	8
Foreign currency translation adjustments	(60)	25	(16)	11	(76)	36
Net change in unrecognized gains/losses on cash flow hedges	(62)	226	(1)	—	(63)	226
Total Other comprehensive (loss) income, net of tax	(109)	261	(12)	9	(121)	270
Comprehensive (loss) income	$(89)	$159	$(1)	$(10)	$(90)	$149

	Alcoa Corporation		Noncontrolling interest		Total
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023	2024	2023
Net loss	$(232)	$(333)	$(44)	$(20)	$(276)	$(353)
Other comprehensive (loss) income, net of tax (G):
Change in unrecognized net actuarial gain/loss and prior service cost/benefit related to pension and other postretirement benefits	22	14	6	(2)	28	12
Foreign currency translation adjustments	(182)	27	(70)	26	(252)	53
Net change in unrecognized gains/losses on cash flow hedges	68	104	(1)	—	67	104
Total Other comprehensive (loss) income, net of tax	(92)	145	(65)	24	(157)	169
Comprehensive (loss) income	$(324)	$(188)	$(109)	$4	$(433)	$(184)

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents (M)	$1,396	$944
Receivables from customers (I)	939	656
Other receivables	135	152
Inventories (J)	1,975	2,158
Fair value of derivative instruments (M)	38	29
Prepaid expenses and other current assets	420	466
Total current assets	4,903	4,405
Properties, plants, and equipment	19,999	20,381
Less: accumulated depreciation, depletion, and amortization	13,496	13,596
Properties, plants, and equipment, net	6,503	6,785
Investments (H)	989	979
Deferred income taxes	311	333
Fair value of derivative instruments (M)	—	3
Other noncurrent assets	1,601	1,650
Total assets	$14,307	$14,155
LIABILITIES
Current liabilities:
Accounts payable, trade	$1,619	$1,714
Accrued compensation and retirement costs	358	357
Taxes, including income taxes	119	88
Fair value of derivative instruments (M)	251	214
Other current liabilities	740	578
Long-term debt due within one year (K & M)	79	79
Total current liabilities	3,166	3,030
Long-term debt, less amount due within one year (K & M)	2,469	1,732
Accrued pension benefits (L)	264	278
Accrued other postretirement benefits (L)	427	443
Asset retirement obligations	699	772
Environmental remediation (O)	191	202
Fair value of derivative instruments (M)	951	1,092
Noncurrent income taxes	133	193
Other noncurrent liabilities and deferred credits	591	568
Total liabilities	8,891	8,310
CONTINGENCIES AND COMMITMENTS (O)
EQUITY
Alcoa Corporation shareholders’ equity:
Common stock	2	2
Additional capital	9,196	9,187
Accumulated deficit	(1,562)	(1,293)
Accumulated other comprehensive loss (G)	(3,737)	(3,645)
Total Alcoa Corporation shareholders’ equity	3,899	4,251
Noncontrolling interest	1,517	1,594
Total equity	5,416	5,845
Total liabilities and equity	$14,307	$14,155

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Six months ended June 30,
	2024	2023
CASH FROM OPERATIONS
Net loss	$(276)	$(353)
Adjustments to reconcile net loss to cash from operations:
Depreciation, depletion, and amortization	324	306
Deferred income taxes	(75)	(36)
Equity (income) loss, net of dividends	(8)	123
Restructuring and other charges, net (D)	220	173
Net loss from investing activities – asset sales (P)	17	19
Net periodic pension benefit cost (L)	5	2
Stock-based compensation	22	21
(Gain) loss on mark-to-market derivative financial contracts	(19)	4
Other	31	59
Changes in assets and liabilities, excluding effects of divestitures and foreign currency translation adjustments:
(Increase) decrease in receivables	(283)	71
Decrease in inventories	157	22
Decrease in prepaid expenses and other current assets	23	63
Decrease in accounts payable, trade	(57)	(277)
Decrease in accrued expenses	(30)	(48)
Increase (decrease) in taxes, including income taxes	70	(146)
Pension contributions (L)	(10)	(9)
Decrease (increase) in noncurrent assets	25	(66)
Decrease in noncurrent liabilities	(72)	(104)
CASH PROVIDED FROM (USED FOR) OPERATIONS	64	(176)
FINANCING ACTIVITIES
Additions to debt	989	25
Payments on debt	(266)	(16)
Proceeds from the exercise of employee stock options	—	1
Dividends paid on Alcoa common stock	(37)	(36)
Payments related to tax withholding on stock-based compensation awards	(15)	(34)
Financial contributions for the divestiture of businesses (C)	(12)	(25)
Contributions from noncontrolling interest	65	122
Distributions to noncontrolling interest	(32)	(22)
Other	(13)	1
CASH PROVIDED FROM FINANCING ACTIVITIES	679	16
INVESTING ACTIVITIES
Capital expenditures	(265)	(198)
Proceeds from the sale of assets	2	2
Additions to investments	(17)	(36)
Other	(1)	10
CASH USED FOR INVESTING ACTIVITIES	(281)	(222)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(16)	5
Net change in cash and cash equivalents and restricted cash	446	(377)
Cash and cash equivalents and restricted cash at beginning of year	1,047	1,474
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$1,493	$1,097

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Changes in Consolidated Equity (unaudited)

(in millions)

	Alcoa Corporation shareholders
	Common stock	Additional capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Non- controlling interest	Total equity
Balance at January 1, 2023	$2	$9,183	$(570)	$(3,539)	$1,513	$6,589
Net loss	—	—	(231)	—	(1)	(232)
Other comprehensive (loss) income (G)	—	—	—	(116)	15	(101)
Stock-based compensation	—	10	—	—	—	10
Net effect of tax withholding for compensation plans and exercise of stock options	—	(33)	—	—	—	(33)
Dividends paid on Alcoa common stock ($0.10 per share)	—	—	(18)	—	—	(18)
Contributions	—	—	—	—	86	86
Distributions	—	—	—	—	(6)	(6)
Other	—	2	—	—	(1)	1
Balance at March 31, 2023	$2	$9,162	$(819)	$(3,655)	$1,606	$6,296
Net loss	—	—	(102)	—	(19)	(121)
Other comprehensive income (G)	—	—	—	261	9	270
Stock-based compensation	—	11	—	—	—	11
Dividends paid on Alcoa common stock ($0.10 per share)	—	—	(18)	—	—	(18)
Contributions	—	—	—	—	36	36
Distributions	—	—	—	—	(16)	(16)
Balance at June 30, 2023	$2	$9,173	$(939)	$(3,394)	$1,616	$6,458

Balance at January 1, 2024	$2	$9,187	$(1,293)	$(3,645)	$1,594	$5,845
Net loss	—	—	(252)	—	(55)	(307)
Other comprehensive income (loss) (G)	—	—	—	17	(53)	(36)
Stock-based compensation	—	10	—	—	—	10
Net effect of tax withholding for compensation plans and exercise of stock options	—	(15)	—	—	—	(15)
Dividends paid on Alcoa common stock ($0.10 per share)	—	—	(19)	—	—	(19)
Contributions	—	—	—	—	61	61
Distributions	—	—	—	—	(6)	(6)
Other	—	2	—	—	(1)	1
Balance at March 31, 2024	$2	$9,184	$(1,564)	$(3,628)	$1,540	$5,534
Net income	—	—	20	—	11	31
Other comprehensive loss (G)	—	—	—	(109)	(12)	(121)
Stock-based compensation	—	12	—	—	—	12
Dividends paid on Alcoa common stock ($0.10 per share)	—	—	(18)	—	—	(18)
Contributions	—	—	—	—	4	4
Distributions	—	—	—	—	(26)	(26)
Balance at June 30, 2024	$2	$9,196	$(1,562)	$(3,737)	$1,517	$5,416

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

AWAC is an unincorporated global joint venture between Alcoa Corporation and Alumina Limited and consists of several affiliated operating entities, which own, have an interest in, or operate the bauxite mines and alumina refineries within Alcoa Corporation’s Alumina segment (except for the Poços de Caldas mine and refinery and portions of the São Luís refinery, all in Brazil) and a portion (55%) of the Portland smelter (Australia) within Alcoa Corporation’s Aluminum segment. Alcoa Corporation owns 60% and Alumina Limited owns 40% of these individual entities, which are consolidated by the Company for financial reporting purposes and include Alcoa of Australia Limited (AofA), Alcoa World Alumina LLC (AWA), Alcoa World Alumina Brasil Ltda. (AWAB), and Alúmina Española, S.A. (Española). Alumina Limited’s interest in the equity of such entities is reflected as Noncontrolling interest on the accompanying Consolidated Balance Sheet. On August 1, 2024, the Company completed the acquisition of Alumina Limited (see Note C).

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

C. Acquisitions and Divestitures

Alumina Limited Acquisition

On August 1, 2024, Alcoa completed the acquisition of all of the ordinary shares of Alumina Limited (Alumina Shares) through a wholly owned subsidiary, AAC Investments Australia 2 Pty Ltd. Alumina Limited holds a 40% ownership interest in the AWAC joint venture. The acquisition is intended to enhance Alcoa’s position as a leading pure play, upstream aluminum company globally, while simplifying the Company’s corporate structure and governance, resulting in greater operational flexibility and strategic optionality.

Under the Scheme Implementation Deed (the Agreement) entered into in March 2024, as amended in May 2024, holders of Alumina Shares received 0.02854 Alcoa CHESS Depositary Interests (CDIs) for each Alumina Share (the Agreed Ratio), except that i) holders of Alumina Shares represented by American Depositary Shares, each of which represented 4 Alumina Shares, received 0.02854 shares of Alcoa common stock and ii) a certain shareholder received, for certain of their Alumina Shares, 0.02854 shares of Alcoa non-voting convertible preferred stock. The Alcoa CDIs are quoted on the Australian Stock Exchange.

At closing, Alumina Shares outstanding of 2,760,056,014 and 141,625,403 were exchanged for 78,772,422 and 4,041,989 shares of Alcoa common stock and Alcoa preferred stock, respectively. Based on Alcoa’s closing share price as of July 26, 2024, the Agreed Ratio implies a value of A$1.45 per Alumina Share and aggregate purchase consideration of approximately $2,800 for Alumina Limited.

The transaction consisted in substance of the acquisition of Alumina Limited’s noncontrolling interest in AWAC, the assumption of Alumina Limited’s indebtedness (approximately $385 as of August 1, 2024, see Note K), and the recognition of deferred tax assets (approximately $100, see Note N) related to Alumina Limited’s prior net operating losses. The increase in ownership in AWAC from 60% to 100%, as well as the assumption of Alumina Limited’s assets and liabilities, will be accounted for as an equity transaction under ASC 810, Consolidation, with the difference in purchase consideration and the net assets acquired recognized as an increase in total Alcoa Corporation shareholders’ equity. The accounting for the transaction is not yet complete and the final value of assets and liabilities acquired is subject to change. Additionally, as of June 30, 2024, the Company recognized transaction costs of $9 in Prepaid expenses and other current assets, which will be reclassified to Additional capital as of August 1, 2024.

Under the terms of the Agreement, Alcoa agreed to provide a shareholder loan to AWAC in place of required capital contributions by Alumina Limited if Alumina Limited’s net debt position exceeded $420 prior to the acquisition closing. Alcoa was not required to and did not provide any shareholder loans to AWAC under this provision.

Warrick Rolling Mill Divestiture

In conjunction with the sale of its rolling mill located at Warrick Operations (Warrick Rolling Mill) in March 2021, the Company recorded estimated liabilities for site separation commitments.

The Company recorded charges of $4 and $15 in the second quarter and the six-month period of 2024, respectively, in Other (income) expenses, net on the accompanying Statement of Consolidated Operations related to these commitments. During the second quarter and the six-month period of 2024, the Company spent $5 and $12 against the reserve, respectively.

In the six-month period of 2023, the Company recorded a charge of $17 in Other (income) expenses, net on the accompanying Statement of Consolidated Operations related to these commitments. During the second quarter and six-month period of 2023, the Company spent $11 and $25 against the reserve, respectively.

The remaining balance of $14 at June 30, 2024 is expected to be spent in 2024.

D. Restructuring and Other Charges, Net

In the second quarter and the six-month period of 2024, Alcoa Corporation recorded Restructuring and other charges, net, of $18 and $220, respectively, which were primarily comprised of:

•
A charge of $8 and $205, respectively, for the curtailment of the Kwinana (Australia) refinery; and,
•
A charge of $8 and $12, respectively, for take-or-pay contract costs at the closed Wenatchee (Washington) smelter.

In June 2024, Alcoa completed the full curtailment of the Kwinana refinery, as planned, which was announced in January 2024. As of March 2024, the refinery had approximately 780 employees and this number will be reduced to approximately 250 in the third quarter of 2024 to manage certain processes that will continue until about the third quarter of 2025. At that time, the employee number will be further reduced to approximately 50. In addition to the employees separating as a result of the curtailment, approximately 150 employees will either terminate through the productivity program announced in the third quarter of 2023 or redeploy to other Alcoa operations. Charges related to the curtailment totaled $205 in the six-month period of 2024 and included charges of $129 for water management costs, $41 for severance and employee termination costs for the separation of approximately 580 employees, $15 for asset retirement obligations, $13 for take-or-pay contracts, $5 for asset impairments and $2 for contract terminations. Related cash outlays of approximately $225 (which includes existing employee related liabilities and asset retirement obligations) are expected through 2025, with approximately $145 to be spent in 2024. The Company spent $22 and $24 against the reserve in the second quarter and six-month period of 2024, respectively.

In the second quarter and the six-month period of 2023, Alcoa Corporation recorded Restructuring and other charges, net, of $24 and $173, respectively, which were primarily comprised of:

•
A charge of $101 (six-month period only) for asset impairments and to establish reserves for environmental, demolition and employee severance costs related to the permanent closure of the Intalco (Washington) aluminum smelter;
•
A charge of $47 (six-month period only) for increased reserves for certain employee obligations related to the updated agreement for the San Ciprián (Spain) aluminum smelter; and,
•
A charge of $21 (both periods) related to the settlement of certain pension benefits.

In March 2023, Alcoa Corporation announced the closure of the Intalco aluminum smelter, which had been fully curtailed since 2020. The Company recorded charges of $117 related to the closure, including a charge of $16 in Cost of goods sold on the Statement of Consolidated Operations to write-down remaining inventories to net realizable value and a charge of $101 in Restructuring and other charges, net on the Statement of Consolidated Operations. The restructuring charges were comprised of asset impairments of $50, environmental and demolition obligation reserves of $50, and severance and employee termination costs of $1 for the separation of approximately 12 employees. Cash outlays related to the permanent closure of the site are expected to be $85 over the next three years with approximately $45 to be spent in 2024. The Company spent $9 and $13 against the reserve in the second quarter and six-month period of 2024, respectively.

In February 2023, the Company reached an updated viability agreement with the workers’ representatives of the San Ciprián smelter to commence the restart process in phases beginning in January 2024. The smelter was curtailed in January 2022 as a result of an agreement reached with the workers’ representatives in December 2021. Under the terms of the updated viability agreement, the Company is responsible for certain employee obligations during 2023 through 2025 and made additional commitments for capital improvements of $78. The Company recorded charges of $47 in Restructuring and other charges, net on the Statement of Consolidated Operations to establish the related reserve for employee obligations in the six month period of 2023. Cash outlays related to employee obligations are expected to be $47 through 2025, with approximately $36 to be spent in 2024. The Company spent $9 and $18 against the reserve in the second quarter and six-month period of 2024, respectively. At June 30, 2024, the Company had restricted cash of $86 to be made available for remaining capital improvement commitments at the site of $111 and smelter restart costs of $32 for both the agreement reached with the worker’s representatives in December 2021 and the updated viability agreement in February 2023. Restricted cash is included in Prepaid expenses and other current assets and Other noncurrent assets on the Consolidated Balance Sheet (see Note P).

Alcoa Corporation does not include Restructuring and other charges, net in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

	Second quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Alumina	$8	$1	$205	$2
Aluminum	—	19	—	165
Segment total	8	20	205	167
Corporate	10	4	15	6
Total Restructuring and other charges, net	$18	$24	$220	$173

Activity and reserve balances for restructuring charges were as follows:

	Severance and employee termination costs	Other costs	Total
Balance at December 31, 2022	$1	$116	$117
Restructuring and other charges, net	11	55	66
Cash payments	(6)	(118)	(124)
Reversals and other	—	4	4
Balance at December 31, 2023	6	57	63
Restructuring and other charges, net	43	156	199
Cash payments	(1)	(55)	(56)
Reversals and other	1	3	4
Balance at June 30, 2024	$49	$161	$210

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

The noncurrent portion of the reserve was $22 and $15 at June 30, 2024 and December 31, 2023, respectively.

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

The operating results of Alcoa Corporation’s reportable segments were as follows (differences between segment totals and consolidated amounts are in Corporate):

	Alumina	Aluminum	Total
Second quarter ended June 30, 2024
Sales:
Third-party sales	$1,010	$1,895	$2,905
Intersegment sales	457	3	460
Total sales	$1,467	$1,898	$3,365
Segment Adjusted EBITDA	$186	$233	$419
Supplemental information:
Depreciation, depletion, and amortization	$90	$68	$158
Equity income	$2	$21	$23
Second quarter ended June 30, 2023
Sales:
Third-party sales	$894	$1,788	$2,682
Intersegment sales	397	4	401
Total sales	$1,291	$1,792	$3,083
Segment Adjusted EBITDA	$33	$110	$143
Supplemental information:
Depreciation, depletion, and amortization	$80	$68	$148
Equity loss	$(11)	$(16)	$(27)

	Alumina	Aluminum	Total
Six months ended June 30, 2024
Sales:
Third-party sales	$1,971	$3,533	$5,504
Intersegment sales	852	7	859
Total sales	$2,823	$3,540	$6,363
Segment Adjusted EBITDA	$325	$283	$608
Supplemental information:
Depreciation, depletion, and amortization	$177	$136	$313
Equity (loss) income	$(9)	$23	$14
Six months ended June 30, 2023
Sales:
Third-party sales	$1,751	$3,598	$5,349
Intersegment sales	818	7	825
Total sales	$2,569	$3,605	$6,174
Segment Adjusted EBITDA	$136	$294	$430
Supplemental information:
Depreciation, depletion, and amortization	$157	$138	$295
Equity loss	$(28)	$(73)	$(101)

The following table reconciles Total Segment Adjusted EBITDA to Consolidated net income (loss) attributable to Alcoa Corporation:

	Second quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Total Segment Adjusted EBITDA	$419	$143	$608	$430
Unallocated amounts:
Transformation(1)	(16)	(17)	(30)	(25)
Intersegment eliminations	(29)	31	(37)	23
Corporate expenses(2)	(41)	(24)	(75)	(54)
Provision for depreciation, depletion, and amortization	(163)	(153)	(324)	(306)
Restructuring and other charges, net (D)	(18)	(24)	(220)	(173)
Interest expense	(40)	(27)	(67)	(53)
Other income (expenses), net (P)	22	(6)	(37)	(60)
Other(3)	(42)	(22)	(51)	(61)
Consolidated income (loss) before income taxes	92	(99)	(233)	(279)
Provision for income taxes	(61)	(22)	(43)	(74)
Net (income) loss attributable to noncontrolling interest	(11)	19	44	20
Consolidated net income (loss) attributable to Alcoa Corporation	$20	$(102)	$(232)	$(333)

(1)
Transformation includes, among other items, the Adjusted EBITDA of previously closed operations.
(2)
Corporate expenses are composed of general administrative and other expenses of operating the corporate headquarters and other global administrative facilities, as well as research and development expenses of the corporate technical center.
(3)
Other includes certain items that are not included in the Adjusted EBITDA of the reportable segments.

The following table details Alcoa Corporation’s Sales by product division:

	Second quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Aluminum	$1,934	$1,824	$3,595	$3,670
Alumina	904	774	1,794	1,488
Energy	29	26	62	54
Bauxite	96	109	157	236
Other(1)	(57)	(49)	(103)	(94)
	$2,906	$2,684	$5,505	$5,354

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

The share information used to compute basic and diluted EPS attributable to Alcoa Corporation common shareholders was as follows (shares in millions):

	Second quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income (loss) attributable to Alcoa Corporation	$20	$(102)	$(232)	$(333)
Average shares outstanding – basic	180	178	179	178
Effect of dilutive securities:
Stock options	—	—	—	—
Stock units	1	—	—	—
Average shares outstanding – diluted	181	178	179	178

In the six-month period of 2024, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive. Had Alcoa generated net income in the six-month period of 2024, two million common share equivalents related to three million outstanding stock units and stock options combined would have been included in diluted average shares outstanding for the period.

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

G. Accumulated Other Comprehensive Loss

The following table details the activity of the three components that comprise Accumulated other comprehensive loss for both Alcoa Corporation’s shareholders and Noncontrolling interest:

	Alcoa Corporation		Noncontrolling interest
	Second quarter ended June 30,		Second quarter ended June 30,
	2024	2023	2024	2023
Pension and other postretirement benefits (L)
Balance at beginning of period	$9	$66	$(14)	$(5)
Other comprehensive income (loss):
Unrecognized net actuarial gain/loss and prior service cost/benefit	10	(18)	7	(2)
Tax (expense) benefit(2)	(2)	8	(2)	—
Total Other comprehensive income (loss) before reclassifications, net of tax	8	(10)	5	(2)
Amortization of net actuarial gain/loss and prior service cost/benefit(1)	5	26	—	—
Tax expense(2)	—	(6)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	5	20	—	—
Total Other comprehensive income (loss)	13	10	5	(2)
Balance at end of period	$22	$76	$(9)	$(7)

Foreign currency translation
Balance at beginning of period	$(2,715)	$(2,683)	$(1,037)	$(1,025)
Other comprehensive (loss) income	(60)	25	(16)	11
Balance at end of period	$(2,775)	$(2,658)	$(1,053)	$(1,014)

Cash flow hedges (M)
Balance at beginning of period	$(922)	$(1,038)	$—	$1
Other comprehensive (loss) income:
Net change from periodic revaluations	(153)	241	—	—
Tax benefit (expense)(2)	31	(38)	—	—
Total Other comprehensive (loss) income before reclassifications, net of tax	(122)	203	—	—
Net amount reclassified to earnings:
Aluminum contracts(3)	75	33	—	—
Financial contracts(4)	—	—	—	—
Interest rate contracts(5)	(1)	(3)	(1)	—
Foreign exchange contracts(6)	—	(3)	—	—
Sub-total	74	27	(1)	—
Tax expense(2)	(14)	(4)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	60	23	(1)	—
Total Other comprehensive (loss) income	(62)	226	(1)	—
Balance at end of period	$(984)	$(812)	$(1)	$1

Total Accumulated other comprehensive loss	$(3,737)	$(3,394)	$(1,063)	$(1,020)

	Alcoa Corporation		Noncontrolling interest
	Six months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Pension and other postretirement benefits (L)
Balance at beginning of period	$—	$62	$(15)	$(5)
Other comprehensive income (loss):
Unrecognized net actuarial gain/loss and prior service cost/benefit	14	(18)	7	(2)
Tax (expense) benefit(2)	(3)	8	(2)	—
Total Other comprehensive income (loss) before reclassifications, net of tax	11	(10)	5	(2)
Amortization of net actuarial gain/loss and prior service cost/benefit(1)	11	30	1	—
Tax expense(2)	—	(6)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	11	24	1	—
Total Other comprehensive income (loss)	22	14	6	(2)
Balance at end of period	$22	$76	$(9)	$(7)

Foreign currency translation
Balance at beginning of period	$(2,593)	$(2,685)	$(983)	$(1,040)
Other comprehensive (loss) income	(182)	27	(70)	26
Balance at end of period	$(2,775)	$(2,658)	$(1,053)	$(1,014)

Cash flow hedges (M)
Balance at beginning of period	$(1,052)	$(916)	$—	$1
Other comprehensive (loss) income:
Net change from periodic revaluations	(36)	54	—	—
Total Other comprehensive (loss) income before reclassifications, net of tax	(36)	54	—	—
Net amount reclassified to earnings:
Aluminum contracts(3)	132	94	—	—
Financial contracts(4)	—	(20)	—	—
Interest rate contracts(5)	(1)	(2)	(1)	—
Foreign exchange contracts(6)	(4)	(8)	—	—
Sub-total	127	64	(1)	—
Tax expense(2)	(23)	(14)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	104	50	(1)	—
Total Other comprehensive income (loss)	68	104	(1)	—
Balance at end of period	$(984)	$(812)	$(1)	$1

Total Accumulated other comprehensive loss	$(3,737)	$(3,394)	$(1,063)	$(1,020)

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
(6)
For the second quarter and six-month period of 2024, these amounts were reported in Sales (both periods) on the accompanying Statement of Consolidated Operations. For the second quarter and six-month period of 2023, $4 was reported in Cost of goods sold (both periods) and $(7) and $(12) were reported in Sales, respectively, on the accompanying Statement of Consolidated Operations.
(7)
A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings.

H. Investments – A summary of unaudited financial information for Alcoa Corporation’s equity investments is as follows (amounts represent 100% of investee financial information):

Second quarter ended June 30, 2024	Saudi Arabia Joint Venture	Mining	Energy	Other
Sales	$804	$158	$59	$114
Cost of goods sold	613	104	25	104
Net income (loss)	102	14	29	(20)
Equity in net income (loss) of affiliated companies, before reconciling adjustments	26	6	11	(9)
Other	(4)	—	—	12
Alcoa Corporation’s equity in net income of affiliated companies	22	6	11	3

Second quarter ended June 30, 2023
Sales	$700	$172	$59	$116
Cost of goods sold	620	101	32	106
Net (loss) income	(99)	14	22	(33)
Equity in net (loss) income of affiliated companies, before reconciling adjustments	(25)	6	9	(15)
Other	(3)	1	1	7
Alcoa Corporation’s equity in net (loss) income of affiliated companies	(28)	7	10	(8)

Six months ended June 30, 2024
Sales	$1,515	$273	$122	$229
Cost of goods sold	1,212	207	50	209
Net income (loss)	94	9	60	(36)
Equity in net income (loss) of affiliated companies, before reconciling adjustments	24	4	23	(17)
Other	(12)	—	(1)	7
Alcoa Corporation’s equity in net income (loss) of affiliated companies	12	4	22	(10)

Six months ended June 30, 2023
Sales	$1,300	$359	$117	$237
Cost of goods sold	1,302	204	59	219
Net (loss) income	(351)	38	46	(49)
Equity in net (loss) income of affiliated companies, before reconciling adjustments	(88)	17	18	(23)
Other	(15)	1	1	—
Alcoa Corporation’s equity in net (loss) income of affiliated companies	(103)	18	19	(23)

The Company’s basis in the ELYSISTM Limited Partnership (ELYSIS) as of June 30, 2024 and 2023, included in Other in the table above, has been reduced to zero for its share of losses incurred to date. As a result, the Company has $66 in unrecognized losses as of June 30, 2024 that will be recognized upon additional contributions into the partnership.

The results for the Saudi Arabia joint venture for the six-month period of 2023 include an adjustment to the estimate for the settlement of a dispute with an industrial utility for periods in 2021 and 2022. Alcoa’s share of this adjustment is $41 which is included in Other (income) expenses, net on the Statement of Consolidated Operations for the six-month period of 2023. Alcoa’s total share of this dispute of $62 includes $21 that was recorded in the fourth quarter of 2022.

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

Alcoa Corporation guarantees the performance obligations of the Company subsidiaries, and unsold customer receivables are pledged as collateral to the financial institution to secure the sold receivables. The SPE held unsold customer receivables of $239 and $104 pledged as collateral against the sold receivables as of June 30, 2024 and December 31, 2023, respectively.

The Company continues to service the customer receivables that were transferred to the financial institution. As Alcoa collects customer payments, the SPE transfers additional receivables to the financial institution rather than remitting cash.

In the second quarter of 2024, the Company sold gross customer receivables of $293 and reinvested collections of $293 from previously sold receivables, resulting in no net cash remittance to the financial institution. In the six-month period of 2024, the Company sold gross customer receivables of $600 and reinvested collections of $584 from previously sold receivables, resulting in net cash proceeds from the financial institution of $16.

In the second quarter of 2023, the Company sold gross customer receivables of $98 and reinvested collections of $104 from previously sold receivables, resulting in a net cash remittance to the financial institution of $6. In the six-month period of 2023, the Company sold gross customer receivables of $174 and reinvested collections of $127 from previously sold receivables, resulting in net cash proceeds from the financial institution of $47.

Cash collections from previously sold receivables yet to be reinvested of $89 and $99 were included in Accounts payable, trade on the accompanying Consolidated Balance Sheet as of June 30, 2024 and December 31, 2023, respectively. Cash received from sold receivables under the agreement are presented within operating activities in the Statement of Consolidated Cash Flows.

J. Inventories

	June 30, 2024	December 31, 2023
Finished goods	$320	$355
Work-in-process	268	287
Bauxite and alumina	530	586
Purchased raw materials	612	700
Operating supplies	245	230
	$1,975	$2,158

K. Debt

Short-term Borrowings

Inventory Repurchase Agreements

The Company has entered into inventory repurchase agreements whereby the Company sold aluminum to a third party and agreed to subsequently repurchase substantially similar inventory. The Company did not record sales upon each shipment of inventory and the net cash received of $31 and $56 related to these agreements was recorded in Short-term borrowings within Other current liabilities on the Consolidated Balance Sheet as of June 30, 2024 and December 31, 2023, respectively. The associated inventory sold was reflected in Prepaid expenses and other current assets on the Consolidated Balance Sheet as of June 30, 2024 and December 31, 2023, respectively.

During the second quarter and six-month period of 2024, the Company recorded borrowings of $24 and $45, respectively, and repurchased $45 and $70, respectively, of inventory related to these agreements. During the second quarter and six-month period of 2023, the Company recorded borrowings of $25 (six-month period only) and repurchased $15 (both periods) of inventory related to these agreements.

The cash received and subsequently paid under the inventory repurchase agreements is included in Cash provided from financing activities on the Statement of Consolidated Cash Flows.

144A Debt

2031 Notes

In March 2024, Alcoa Nederland Holding B.V. (ANHBV), a wholly-owned subsidiary of Alcoa Corporation, completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt issuance for $750 aggregate principal amount of 7.125% Senior Notes due 2031 (the 2031 Notes), which carry a green bond designation. The net proceeds of this issuance were $737, reflecting a discount to the initial purchasers of the 2031 Notes as well as issuance costs. The Company is utilizing the net proceeds to finance and/or refinance, in whole or in part, new and/or existing qualifying projects on a two-year look back and three-year look forward that meet certain eligibility criteria within its Green Finance Framework. The net proceeds also support the Company’s cash position and ongoing cash needs, including with respect to its previously announced portfolio actions.

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

Credit Facilities

Revolving Credit Facility

The Company has a $1,250 revolving credit and letter of credit facility in place for working capital and/or other general corporate purposes (the Revolving Credit Facility). The Revolving Credit Facility, established in September 2016, amended and restated in June 2022 and amended in January 2024, is scheduled to mature in June 2027. Subject to the terms and conditions under the Revolving Credit Facility, the Company or ANHBV, a wholly-owned subsidiary of Alcoa Corporation, may borrow funds or issue letters of credit. Under the terms of the January 2024 amendment, the Company agreed to provide collateral for its obligations under the Revolving Credit Facility. See Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K in Note M to the Consolidated Financial Statements for the year ended December 31, 2023 for more information on the Revolving Credit Facility.

As of June 30, 2024, the Company was in compliance with all financial covenants. The Company may access the entire amount of commitments under the Revolving Credit Facility. There were no borrowings outstanding at June 30, 2024 and December 31, 2023, and no amounts were borrowed during the second quarter and six-month periods of 2024 and 2023 under the Revolving Credit Facility.

Japanese Yen Revolving Credit Facility

The Company entered into a $250 revolving credit facility available to be drawn in Japanese yen (the Japanese Yen Revolving Credit Facility) in April 2023. The Japanese Revolving Credit Facility was amended in January 2024 and in April 2024 (see below) and is scheduled to mature in April 2025. Subject to the terms and conditions under the facility, the Company or ANHBV may borrow funds. The facility includes covenants that are substantially the same as those included in the Revolving Credit Facility. Under the current terms of the January 2024 amendment, the Company agreed to provide collateral for its obligations under the Japanese Yen Revolving Credit Facility. See Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K in Note M to the Consolidated Financial Statements for the year ended December 31, 2023 for more information on the Japanese Yen Revolving Credit Facility.

As of June 30, 2024, the Company was in compliance with all financial covenants. The Company may access the entire amount of commitments under the Japanese Revolving Credit Facility. There were no borrowings outstanding at June 30, 2024 and December 31, 2023. During the second quarter of 2024, no amounts were borrowed. During the six-month period of 2024, $201 (29,686 JPY) was borrowed and $196 (29,686 JPY) was repaid. No amounts were borrowed during the second quarter and six-month period of 2023 under the Japanese Yen Revolving Credit Facility.

On April 26, 2024, the Company entered into an amendment extending the maturity of the Japanese Yen Revolving Credit Facility to April 2025.

Alumina Limited Revolving Credit Facility

In connection with the acquisition of Alumina Limited, the Company assumed approximately $385 of indebtedness as of August 1, 2024, representing the amount drawn on Alumina Limited’s revolving credit facility.

Alumina Limited has a $500 revolving credit facility with tranches maturing in October 2025 ($100), January 2026 ($150), July 2026 ($150), and June 2027 ($100). Alumina Limited’s facility contains a financial covenant limiting the incurrence of indebtedness. As of June 30, 2024, Alumina Limited was in compliance with such covenant and could access the remaining commitments under the facility.

Alumina Limited’s revolving credit facility also contains a clause that allows a majority of lenders, upon a change of control, to issue a notice to Alumina Limited requiring repayment within 90 business days of issuing the notice (the 90-day Notice). Alcoa has engaged with the facility lenders and the lenders have indicated their intention to delay issuing the 90-day Notice until at least December 1, 2024, providing additional time for Alcoa to consider potential repayment or refinancing options subsequent to the acquisition of Alumina Limited.

L. Pension and Other Postretirement Benefits

The components of net periodic benefit cost were as follows:

	Second quarter ended June 30,		Six months ended June 30,
Pension benefits	2024	2023	2024	2023
Service cost	$3	$3	$5	$5
Interest cost(1)	27	29	54	60
Expected return on plan assets(1)	(35)	(37)	(70)	(76)
Recognized net actuarial loss(1)	8	7	16	14
Curtailments(2)	—	—	1	—
Settlements(2)	(1)	21	(1)	21
Net periodic benefit cost	$2	$23	$5	$24

	Second quarter ended June 30,		Six months ended June 30,
Other postretirement benefits	2024	2023	2024	2023
Service cost	$—	$1	$1	$2
Interest cost(1)	6	7	12	13
Recognized net actuarial loss(1)	2	1	3	2
Amortization of prior service benefit(1)	(4)	(4)	(7)	(7)
Net periodic benefit cost	$4	$5	$9	$10

(1)
These amounts were reported in Other (income) expenses, net on the accompanying Statement of Consolidated Operations (see Note P).
(2)
These amounts were reported in Restructuring and other charges, net on the accompanying Statement of Consolidated Operations and Cash Flows.

Plan Actions. In 2024, management initiated the following actions to a certain pension plan:

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

Action #2 – In the second quarter of 2024, settlement accounting and a related plan remeasurement was triggered within Alcoa’s Australian pension plan as a result of participants electing lump sum payments. Alcoa recorded a $19 increase to Other noncurrent assets and recognized a settlement gain of $1 ($0 after-tax) in Restructuring and other charges, net on the Statement of Consolidated Operations.

Action #	Number of affected plan participants	Weighted average discount rate as of prior plan remeasurement date	Plan remeasurement date	Weighted average discount rate as of plan remeasurement date	Increase (decrease) to other noncurrent assets	Curtailment loss(1)	Settlement gain(2)
1	~110	N/A	N/A	N/A	$(1)	$1	$—
2	~10	4.81%	June 30, 2024	5.23%	19	—	(1)
	~120				$18	$1	$(1)
(1)
This amount represents the net actuarial loss arising from the curtailment and was recognized immediately in Restructuring and other charges, net on the accompanying Statement of Consolidated Operations.
(2)
This amount represents the net actuarial gain and was reclassified from Accumulated other comprehensive loss to Restructuring and other charges, net on the accompanying Statement of Consolidated Operations.

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

In the first and second quarters of 2024, management made such elections related to the Company’s U.S. plans and intends to do so for the remainder of 2024. As a result, Alcoa’s minimum required contribution to defined benefit pension plans in 2024 is estimated to be approximately $18, of which approximately $4 was contributed to non-U.S. plans during the second quarter of 2024. In the six-month period of 2024, $10 was contributed to non-U.S. plans.

In the second quarter of 2023, $5 was contributed to non-U.S. plans. In six-month period of 2023, $9 was contributed to non-U.S. plans.

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

The following tables present the detail for Level 1 and 3 derivatives (see additional Level 3 information in further tables below):

	June 30, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
Level 1 derivative instruments	$4	$11	$16	$9
Level 3 derivative instruments	34	1,191	16	1,297
Total	$38	$1,202	$32	$1,306
Less: Current	38	251	29	214
Noncurrent	$—	$951	$3	$1,092

	2024		2023
Second quarter ended June 30,	Unrealized loss recognized in Other comprehensive loss	Realized gain (loss) reclassed from Other comprehensive loss to earnings	Unrealized gain recognized in Other comprehensive loss	Realized gain (loss) reclassed from Other comprehensive loss to earnings
Level 1 derivative instruments	$(7)	$—	$42	$28
Level 3 derivative instruments	(146)	(75)	197	(58)
Noncontrolling and equity interest (Level 2)	—	1	2	3
Total	$(153)	$(74)	$241	$(27)

For the second quarter of 2024, the realized gains and losses on Level 1 cash flow hedges were immaterial. For the second quarter of 2023, the realized gain of $28 on Level 1 cash flow hedges was comprised of a $32 gain recognized in Sales and a $4 loss recognized in Cost of goods sold.

	2024		2023
Six months ended June 30,	Unrealized loss recognized in Other comprehensive loss	Realized gain (loss) reclassed from Other comprehensive loss to earnings	Unrealized gain recognized in Other comprehensive loss	Realized gain (loss) reclassed from Other comprehensive loss to earnings
Level 1 derivative instruments	$(10)	$4	$31	$44
Level 3 derivative instruments	(26)	(132)	23	(110)
Noncontrolling and equity interest (Level 2)	—	1	—	2
Total	$(36)	$(127)	$54	$(64)

For the six-month period of 2024, the realized gain of $4 on Level 1 cash flow hedges was recognized in Sales. For the six-month period of 2023, the realized gain of $44 on Level 1 cash flow hedges was comprised of a $48 gain recognized in Sales and a $4 loss recognized in Cost of goods sold.

The following table presents the outstanding quantities of derivative instruments classified as Level 1:

	Classification	June 30, 2024	June 30, 2023
Aluminum (in kmt)	Commodity buy forwards	133	187
Aluminum (in kmt)	Commodity sell forwards	80	206
Foreign currency (in millions of euro)	Foreign exchange buy forwards	61	86
Foreign currency (in millions of euro)	Foreign exchange sell forwards	16	18
Foreign currency (in millions of Norwegian krone)	Foreign exchange buy forwards	85	232
Foreign currency (in millions of Brazilian real)	Foreign exchange buy forwards	351	1,010
Foreign currency (in millions of Canadian dollar)	Foreign exchange buy forwards	22	—

Alcoa Corporation routinely uses Level 1 aluminum derivative instruments to manage exposures to changes in the fair value of firm commitments for the purchases or sales of aluminum. Additionally, Alcoa uses Level 1 aluminum derivative instruments to manage LME exposures at certain locations with profitability improvement actions (expires December 2024), and the Alumar (Brazil) smelter restart (expired December 2023).

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

Additional Level 3 Disclosures

The following table presents quantitative information related to the significant unobservable inputs described above for Level 3 derivative instruments (megawatt hours in MWh):

	June 30, 2024	Unobservable Input	Unobservable Input Range
Asset Derivatives
Financial contract (undesignated)	$34	Interrelationship of forward energy price, LME forward price, and the Consumer Price Index	Electricity (per MWh)	2024: $93.52 2024: $40.54
			LME (per mt)	2024: $2,491
				2024: $2,562
Total Asset Derivatives	$34
Liability Derivatives
Power contract	$180	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2024: $2,491 2027: $2,742
			Electricity	Rate of 4 million MWh per year
Power contracts	1,008	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2024: $2,491 2029: $2,734 2036: $2,934
			Midwest premium (per pound)	2024: $0.1999 2029: $0.2365 2036: $0.2365
			Electricity	Rate of 18 million MWh per year
Power contract	2	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2024: $2,491 2024: $2,524
			Midwest premium (per pound)	2024: $0.1999 2024: $0.2240
			Electricity	Rate of 2 million MWh per year
Power contract (undesignated)	1	Estimated spread between the 30-year debt yield of Alcoa and the counterparty	Credit spread	1.71%: 30-year debt yield spread 6.98%: Alcoa (estimated) 5.27%: counterparty
Total Liability Derivatives	$1,191

The fair values of Level 3 derivative instruments recorded in the accompanying Consolidated Balance Sheet were as follows:

Asset Derivatives	June 30, 2024	December 31, 2023
Derivatives not designated as hedging instruments:
Current—financial contract	$34	$16
Total derivatives not designated as hedging instruments	$34	$16
Total Asset Derivatives	$34	$16
Liability Derivatives
Derivatives designated as hedging instruments:
Current—power contracts	$245	$210
Noncurrent—power contracts	945	1,087
Total derivatives designated as hedging instruments	$1,190	$1,297
Derivatives not designated as hedging instruments:
Noncurrent—embedded credit derivative	1	—
Total derivatives not designated as hedging instruments	$1	$—
Total Liability Derivatives	$1,191	$1,297

Assuming market rates remain constant with the rates at June 30, 2024, a realized loss of $245 related to power contracts is expected to be recognized in Sales over the next 12 months.

At June 30, 2024 and December 31, 2023, the power contracts with embedded derivatives designated as cash flow hedges include hedges of forecasted aluminum sales of 1,344 kmt and 1,456 kmt, respectively.

The following tables present the reconciliation of activity for Level 3 derivative instruments:

Assets
Second quarter ended June 30, 2024	Financial contracts
April 1, 2024	$12
Total gains or losses included in:
Other income, net (unrealized/realized)	55
Settlements and other	(33)
June 30, 2024	$34
Change in unrealized gains or losses included in earnings for derivative instruments held at June 30, 2024:
Other income, net	$55

	Liabilities
Second quarter ended June 30, 2024	Power contracts	Embedded credit derivative
April 1, 2024	$1,120	$—
Total gains or losses included in:
Sales (realized)	(76)	—
Other expenses, net (unrealized/realized)	—	1
Other comprehensive income (unrealized)	146	—
June 30, 2024	$1,190	$1
Change in unrealized gains or losses included in earnings for derivative instruments held at June 30, 2024:
Other expenses, net	$—	$1

Assets
Six months ended June 30, 2024	Financial contracts
January 1, 2024	$16
Total gains or losses included in:
Other income, net (unrealized/realized)	50
Settlements and other	(32)
June 30, 2024	$34
Change in unrealized gains or losses included in earnings for derivative instruments held at June 30, 2024:
Other income, net	$50

	Liabilities
Six months ended June 30, 2024	Power contracts	Embedded credit derivative
January 1, 2024	$1,297	$—
Total gains or losses included in:
Sales (realized)	(133)	—
Other expenses, net (unrealized/realized)	—	1
Other comprehensive income (unrealized)	26	—
June 30, 2024	$1,190	$1
Change in unrealized gains or losses included in earnings for derivative instruments held at June 30, 2024:
Other expenses, net	$—	$1

There were no purchases, sales, or settlements of Level 3 derivative instruments in the periods presented.

Other Financial Instruments

The carrying values and fair values of Alcoa Corporation’s other financial instruments were as follows:

	June 30, 2024		December 31, 2023
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$1,396	$1,396	$944	$944
Restricted cash	97	97	103	103
Short-term borrowings	31	31	56	56
Long-term debt due within one year	79	79	79	79
Long-term debt, less amount due within one year	2,469	2,477	1,732	1,702

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

N. Income Taxes – Alcoa Corporation’s estimated annualized effective tax rate (AETR) for 2024 as of June 30, 2024 differs from the U.S. federal statutory rate of 21% primarily due to losses in certain jurisdictions with full valuation allowances resulting in no tax benefit. In addition, income in foreign jurisdictions with higher statutory tax rates contribute to the variance from 21%.

	Six months ended June 30,
	2024	2023
Loss before income taxes	$(233)	$(279)
Estimated annualized effective tax rate	105.1%	(29.3)%
Income tax (benefit) expense	$(245)	$82
Unfavorable (favorable) tax impact related to losses in jurisdictions with no tax benefit	288	(11)
Discrete tax expense	—	3
Provision for income taxes	$43	$74

Alcoa Australia Holdings Pty Ltd (AAH), a wholly-owned indirect subsidiary of Alcoa, made an election prior to July 31, 2024 that results in Alcoa’s other wholly-owned Australian subsidiaries joining AAH’s tax consolidated group (the AAH Tax Consolidated Group). As a result of the acquisition of Alumina Limited, Alumina Limited and all of its Australian subsidiaries, as well as AofA and all of its subsidiaries, joined the AAH Tax Consolidated Group on August 1, 2024. Alcoa will recognize a deferred tax asset of approximately $100 related to the portion of Alumina Limited’s Australian net operating loss carryforwards that the Company has determined are more likely than not to be realized as a result of the consolidated return election.

The Inflation Reduction Act of 2022 (IRA) contains a number of tax credits and other incentives for investments in renewable energy production, carbon capture, and other climate-related actions, as well as the production of critical minerals. In December 2023, the U.S. Treasury issued guidance on Section 45X of the Advanced Manufacturing Tax Credit. The Notice of Proposed Rulemaking (the Notice) clarifies that commercial grade aluminum can qualify for the credit, which was designed to incentivize domestic production of critical materials important for the global transition to renewable energy. In the second quarter and six-month period of 2024, the Company recorded benefits of $10 and $20 in Cost of goods sold, respectively, related to its Massena West smelter (New York) and its Warrick smelter (Indiana). As of June 30, 2024, benefits of $36 were included in Other receivables and $20 were included in Other noncurrent assets on the Consolidated Balance Sheet. As of December 31, 2023, benefits of $36 were included in Other receivables on the Consolidated Balance Sheet.

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

Alcoa Corporation’s environmental remediation reserve balance reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. The following table details the changes in the carrying value of recorded environmental remediation reserves:

Balance at December 31, 2022	$284
Liabilities incurred	39
Cash payments	(55)
Reversals of previously recorded liabilities	(1)
Foreign currency translation and other	1
Balance at December 31, 2023	268
Liabilities incurred	1
Cash payments	(16)
Foreign currency translation and other	(1)
Balance at June 30, 2024	$252

At June 30, 2024 and December 31, 2023, the current portion of the environmental remediation reserve balance was $61 and $66, respectively.

Payments related to remediation expenses applied against the reserve were $10 and $16 in the second quarter and six-month period of 2024, respectively. These amounts include mandated expenditures as well as those not required by any regulatory authority or third party.

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

The estimated timing of cash outflows from the environmental remediation reserve at June 30, 2024 was as follows:

2024 (excluding the six months ended June 30, 2024)	$48
2025 – 2029	119
Thereafter	85
Total	$252

Reserve balances at June 30, 2024 and December 31, 2023, associated with significant sites with active remediation underway or for future remediation were $199 and $211, respectively. In management’s judgment, the Company’s reserves are sufficient to satisfy the provisions of the respective action plans. Upon changes in facts or circumstances, a change to the reserve may be required. The Company’s significant sites include:

Suriname—The reserve associated with the 2017 closure of the Suralco refinery and bauxite mine is for treatment and disposal of refinery waste and soil remediation. The work began in 2017 and is expected to be completed at the end of 2029.

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

Sherwin, Texas—In connection with the 2018 settlement of a dispute related to the previously-owned Sherwin alumina refinery, the Company’s subsidiary, Copano Enterprises LLC, accepted responsibility for the final closure of four bauxite residue waste disposal areas (known as the Copano facility). Work commenced on the first residue disposal area in 2018 and is expected to be completed no later than May 2028. Other than ongoing maintenance and repair activities, work on the next three areas has not commenced but is expected to be completed by 2048, depending on its potential re-use.

Longview, Washington—In connection with a 2018 Consent Decree and Cleanup Action Plan with the State of Washington Department of Ecology, the Company’s subsidiary, Northwest Alloys as landowner, accepted certain responsibilities for future remediation of contaminated soil and sediments at the site located near Longview, Washington. In December 2020, the lessee of the land, who was a partner in the remediation of the site, filed for bankruptcy and exited the site in January 2021. The full site remediation project design, including long-term and post-closure monitoring and maintenance at the site, was approved in March 2023. In the third quarter of 2023, changes in scope and cost increases for remediation resulted in an increase to the reserve. The project is planned to be completed by the end of 2026.

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

Other Sites—The Company is in the process of decommissioning various other plants and remediating sites in several countries for potential redevelopment or to return the land to a natural state. In aggregate, there are remediation projects at 32 other sites that are planned or underway. These activities will be completed at various times in the next three to five years, after which ongoing monitoring and other activities may be required. At June 30, 2024 and December 31, 2023, the reserve balance associated with these activities was $53 and $57, respectively.

Tax

Brazil (AWAB)—Under Brazilian law, taxpayers who generate non-cumulative federal value added tax credits related to exempt exports may either request a refund in cash (monetization) or offset them against other federal taxes owed. In 2012, AWAB requested monetization of $136 (R$273) from the Brazilian Federal Revenue Office (RFB) and received $68 (R$136) that year. In March 2013, AWAB was notified by the RFB that approximately $110 (R$220) of value added tax credits previously claimed were being disallowed and a penalty of 50% was assessed. $41 (R$82) of the cash received in 2012 related to the disallowed amount. The value added tax credits were claimed by AWAB for both fixed assets and export sales related to the Juruti bauxite mine and Alumar refinery expansion for tax years 2009 through 2011. The RFB has disallowed credits they allege belong to the consortium in which AWAB owns an interest and should not have been claimed by AWAB. Credits have also been disallowed as a result of challenges to apportionment methods used, questions about the use of the credits, and an alleged lack of documented proof. AWAB presented defense of its claim to the RFB on April 8, 2013.

In February 2022, the RFB notified AWAB that it had inspected the value added tax credits claimed for 2012 and disallowed $4 (R$19). In its decision, the RFB allowed credits of $14 (R$65) that were similar to those previously disallowed for 2009 through 2011. In July 2022, the RFB notified AWAB that it had inspected the value added tax credits claimed for 2013 and disallowed $13 (R$66). In its decision, the RFB allowed credits of $10 (R$53) that were similar to those previously disallowed for 2009 through 2011. AWAB received the 2012 allowed credits with interest of $9 (R$44) in March 2022 and the 2013 allowed credits with interest of $6 (R$31) in August 2022. The decisions on the 2012 and 2013 credits provide positive evidence to support management’s opinion that there is no basis for these credits to be disallowed. AWAB will continue to dispute the credits that were disallowed for 2012 and 2013. If AWAB is successful in this administrative process, the RFB would have no further recourse. If unsuccessful in this process, AWAB has the option to litigate at a judicial level. Separately from AWAB’s administrative appeal, in June 2015, a new tax law was enacted repealing the provisions in the tax code that were the basis for the RFB assessing a 50% penalty in this matter. As such, the estimated range of reasonably possible loss for these matters is $0 to $55 (R$305). It is management’s opinion that the allegations have no basis; however, at this time, the Company is unable to reasonably predict an outcome for this matter.

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

On April 29, 2022, AofA filed proceedings in the Australian Administrative Appeals Tribunal (AAT) against the ATO to contest the Notices. The AAT held the first directions hearing on July 25, 2022 ordering AofA to file its evidence and related materials by November 4, 2022, ATO to file its materials by April 14, 2023 and AofA to file reply materials by May 26, 2023. AofA filed its evidence and related materials on November 4, 2022. The ATO did not file its materials by April 14, 2023. At a directions hearing on May 17, 2023, the ATO was granted an extension to file its materials by August 18, 2023. At a directions hearing on September 26, 2023, the ATO was granted an additional extension to file its materials by November 3, 2023. The ATO filed its materials on November 13, 2023. At a directions hearing on November 22, 2023, AofA was ordered to file any reply materials by March 15, 2024. AofA filed its reply materials on March 15, 2024. The substantive hearing was completed in June 2024, and AofA is awaiting the AAT’s decision.

The Company maintains that the sales subject to the ATO’s review, which were ultimately sold to Aluminium Bahrain B.S.C., were the result of arm’s length transactions by AofA over two decades and were made at arm’s length prices consistent with the prices paid by other third-party alumina customers.

In accordance with the ATO’s dispute resolution practices, AofA paid 50% of the assessed income tax amount exclusive of interest and any penalties, or approximately $74 (A$107), during the third quarter 2020, and the ATO is not expected to seek further payment prior to final resolution of the matter. If AofA is ultimately successful, any amounts paid to the ATO as part of the 50% payment would be refunded. AofA funded the payment with cash on hand and recorded the payment within Other noncurrent assets as a noncurrent prepaid tax asset; at June 30, 2024 the related balance was $72 (A$107).

Further interest on the unpaid tax will continue to accrue during the dispute. The initial interest assessment and the additional interest accrued are deductible against taxable income by AofA but would be taxable as income in the year the dispute is resolved if AofA is ultimately successful. AofA applied this deduction beginning in the third quarter of 2020, reducing cash tax payments. At June 30, 2024 and December 31, 2023, total reductions in cash tax payments were $209 (A$312) and $199 (A$293), respectively, and are reflected within Other noncurrent liabilities and deferred credits as a noncurrent accrued tax liability.

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

Legal Proceedings

St. Croix Proceedings—Prior to 2012, Alcoa Inc., the Company’s former parent company, was served with two multi-plaintiff actions alleging personal injury or property damage from Hurricane Georges or winds blowing material from the Company’s former St. Croix alumina facility. These actions were subsequently consolidated into the Red Dust Claims docket in 2017.

In March 2022, the Superior Court of the Virgin Islands issued an amended case management order dividing complaints filed in the Red Dust docket into groups of 50 complaints, designated Groups A through I. The parties selected 10 complaints from Group A to proceed to trial as the Group A lead cases. In May 2024, the Court issued an amended case management order with regard to the Group A lead cases scheduling trials to begin in November 2024. Trials with regard to the Group A lead cases will continue through July 2025. The Court further ordered the parties to participate in mediation on or before August 31, 2024. After completing its case analysis in the second quarter of 2024, the Company recorded a reserve for its estimate of probable loss and a related receivable for insurance proceeds with no material impact to the results of operations.

General

In addition to the matters discussed above, various other lawsuits, claims, and proceedings have been or may be instituted or asserted against Alcoa Corporation, including those pertaining to environmental, safety and health, commercial, tax, product liability, intellectual property infringement, governance, employment, and employee and retiree benefit matters, and other actions and claims arising out of the normal course of business. While the amounts claimed in these other matters may be substantial, the ultimate liability is not readily determinable because of the considerable uncertainties that exist. Accordingly, it is possible that the Company’s liquidity or results of operations in a particular period could be materially affected by one or more of these other matters. However, based on facts currently available, management believes that the disposition of these other matters that are pending or asserted will not have a material adverse effect, individually or in the aggregate, on the financial position of the Company.

P. Other Financial Information

Other (Income) Expenses, Net

	Second quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Equity (gain) loss	$(22)	$44	$5	$139
Foreign currency losses (gains), net	57	(39)	81	(55)
Net loss from asset sales	6	1	17	15
Net (gain) loss on mark-to-market derivative instruments	(54)	9	(49)	(17)
Non-service costs – pension and other postretirement benefits	4	3	8	6
Other, net	(13)	(12)	(25)	(28)
	$(22)	$6	$37	$60

Other Noncurrent Assets

	June 30, 2024	December 31, 2023
Prepaid gas transmission contract	$296	$297
Value added tax credits	287	336
Gas supply prepayment	261	283
Deferred mining costs, net	186	187
Prepaid pension benefit	153	125
Goodwill	144	146
Noncurrent prepaid tax asset	72	73
Noncurrent restricted cash	53	71
Intangibles, net	35	37
Other	114	95
	$1,601	$1,650

Cash and Cash Equivalents and Restricted Cash

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$1,396	$944
Current restricted cash	44	32
Noncurrent restricted cash	53	71
	$1,493	$1,047

Q. Supplier Finance Programs

The Company has various supplier finance programs with third-party financial institutions that are made available to suppliers to facilitate payment term negotiations. Under the terms of these agreements, participating suppliers receive payment in advance of the payment date from third-party financial institutions for qualifying invoices. Alcoa’s obligations to its suppliers, including amounts due and payment terms, are not impacted by its suppliers’ participation in these programs. The Company does not pledge any assets as security or provide any guarantees beyond payment of outstanding invoices at maturity under these arrangements. The Company does not pay fees to the financial institutions under these arrangements. At June 30, 2024 and December 31, 2023, qualifying supplier invoices outstanding under these programs were $123 and $104, respectively, and have payment terms ranging from 50 to 110 days. These obligations are included in Accounts payable, trade on the accompanying Consolidated Balance Sheet.

R. Subsequent Events

On August 1, 2024, the Company completed the acquisition of Alumina Limited (see Note C).

On July 31, 2024, the Board of Directors declared a quarterly cash dividend of $0.10 per share of the Company’s common stock and Series A convertible preferred stock, to be paid on August 29, 2024 to stockholders of record as of the close of business on August 12, 2024. Dividends on Alcoa’s common and preferred shares are paid in U.S. dollars. Dividends on CDIs paid in a currency other than U.S. dollar will be determined using foreign currency exchange rates as of August 22, 2024.

In May 2022, the Company received a Notice of Violation (NOV) from the U.S. Environmental Protection Agency (the EPA). The NOV alleges violations under the Clean Air Act at the Company’s Intalco smelter from when the smelter was operational. The EPA referred the matter to the U.S. Department of Justice, Environment and Natural Resources Division (the DOJ) in May 2022. The DOJ and the Company agreed to a stipulated settlement, which was filed with the United States District Court for the Western District of Washington at Seattle on July 18, 2024, requiring the Company to pay a civil fine of $5. An accrual for this matter was included within Other current liabilities on the Consolidated Balance Sheet as of June 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per-share amounts, average realized prices, and average cost amounts; metric tons in thousands (kmt); dry metric tons in millions (mdmt))

Business Update

Alcoa continued to progress the acquisition of Alumina Limited during the second quarter of 2024 and announced the completion of the acquisition on August 1, 2024. The acquisition is intended to enhance Alcoa’s position as a leading pure play, upstream aluminum company globally, while simplifying the Company’s corporate structure and governance, resulting in greater operational and financial flexibility and strategic optionality.

Additionally, Alcoa continued to execute initiatives to further enhance its operations and reduce controllable costs. The Company’s smelters in Canada and Norway set year-to-date production records, and the Alumar smelter established stability and increased operating capacity to approximately 72 percent. The full curtailment of the Kwinana refinery in Australia was completed in June 2024, as planned.

Alumina Limited Acquisition

On August 1, 2024, Alcoa completed the acquisition of all of the ordinary shares of Alumina Limited (Alumina Shares) through a wholly owned subsidiary, AAC Investments Australia 2 Pty Ltd. Alumina Limited holds a 40% ownership interest in the AWAC joint venture. Under the Scheme Implementation Deed (the Agreement) entered into in March 2024, as amended in May 2024, holders of Alumina Shares received 0.02854 Alcoa CHESS Depositary Interests (CDIs) for each Alumina Share (the Agreed Ratio), except that i) holders of Alumina Shares represented by American Depositary Shares, each of which represented 4 Alumina Shares, received 0.02854 shares of Alcoa common stock and ii) a certain shareholder received, for certain of their Alumina Shares, 0.02854 shares of Alcoa non-voting convertible preferred stock. The Alcoa CDIs are quoted on the Australian Stock Exchange under the trading symbol AAI.

At closing, Alumina Shares outstanding of 2,760,056,014 and 141,625,403 were exchanged for 78,772,422 and 4,041,989 shares of Alcoa common stock and Alcoa preferred stock, respectively. Based on Alcoa’s closing share price as of July 26, 2024, the Agreed Ratio implies a value of A$1.45 per Alumina Share and aggregate purchase consideration of approximately $2,800 for Alumina Limited.

For Alcoa shareholders, the transaction enhances Alcoa’s vertical integration along the value chain across bauxite mining, alumina refining, and aluminum smelting, increases Alcoa’s economic interest in its bauxite and alumina assets, simplifies governance, and reaffirms Alcoa’s commitment to Western Australia. In addition to the implied premium over prior share prices, Alumina Limited shareholders’ ownership is diversified to a large-scale, global upstream aluminum portfolio.

The transaction consisted in substance of the acquisition of Alumina Limited’s noncontrolling interest in AWAC, the assumption of Alumina Limited’s indebtedness (approximately $385 as of August 1, 2024), and the recognition of deferred tax assets (approximately $100) related to Alumina Limited’s prior net operating losses. The accounting for the transaction is not yet complete and the final value of assets and liabilities acquired is subject to change. Alcoa’s fees and expenses related to the transaction include financial advisor fees, filing fees, legal and accounting fees, and regulatory fees. The Company expects to incur approximately $35 of transaction costs related to the transaction. In the third quarter of 2024, Net income attributable to noncontrolling interest will be reported through July 31, 2024 and cease thereafter.

Additionally, under the terms of the Agreement, Alcoa agreed to provide a shareholder loan to AWAC in place of required capital contributions by Alumina Limited if Alumina Limited’s net debt position exceeded $420 prior to the acquisition closing. Alcoa was not required to and did not provide any shareholder loans to AWAC under this provision.

Portfolio Actions

Kwinana Refinery

In June 2024, Alcoa completed the full curtailment of the Kwinana refinery, as planned, which was announced in January 2024. The Company’s decision to fully curtail the refinery was made based on a variety of factors, including the refinery’s age, scale, operating costs, and current bauxite grades, in addition to market conditions.

Prior to the curtailment, the refinery had been operating at approximately 80 percent of its annual nameplate capacity of 2.2 million metric tons since January 2023, when the Company reduced production in response to a domestic natural gas shortage in Western Australia due to production challenges experienced by key gas suppliers.

As of March 2024, the refinery had approximately 780 employees and this number will be reduced to approximately 250 in the third quarter of 2024 to manage certain processes that will continue until about the third quarter of 2025. At that time, the employee number will be further reduced to approximately 50.

Alumar Smelter

During the second quarter of 2024, the Company resumed the controlled pace for the restart of the Alumar smelter and continued actions to improve the smelter’s overall performance, after the smelter experienced operational instability in the prior quarter. The site was operating at approximately 72 percent of the site’s total annual capacity of 268 kmt (Alcoa share) as of June 30, 2024.

San Ciprián Operations

During the second quarter of 2024, Alcoa continued its focus on improving the competitiveness of both the San Ciprián refinery and smelter, while progressing the process for the potential sale of the complex. Alcoa completed the restart of approximately 6 percent of pots at the San Ciprián smelter in the first quarter of 2024, in compliance with the February 2023 updated viability agreement.

Improving the competitiveness of the complex is dependent on finding competitive energy for both the smelter and refinery. While electricity and gas prices have declined since the global energy crisis in 2022, power prices remain uneconomical due to (i) a lack of material indirect carbon dioxide cost compensation from the Spanish government; (ii) substantial transmission costs; and (iii) permitting delays and adjustments to renewable power generation projects associated with two long-term power purchase agreements with renewable energy providers that Alcoa entered into in 2022. Additionally, Alcoa initiated a process for the potential sale of the complex during the first quarter of 2024 which is expected to conclude in the second half of 2024. Any long-term solution for the complex requires the support of the government and workers’ representatives.

The refinery and smelter incurred substantial losses in the first half of 2024 and in prior years, which have been funded with internal credit lines that are nearing their limits and for which the operations have no ability to repay. The operations have approximately $100 of available funding with cash on hand and availability under internal credit lines. Although aluminum and alumina prices improved during the first half of 2024, the San Ciprián complex remains unviable based on current and forward market assumptions for delivered energy in Spain and sales prices. While the Company had restricted cash of $86 remaining at June 30, 2024 (see Aluminum below) to be made available for capital improvements at the site and smelter restart costs, the workers’ representatives have rejected the use of this cash to fund operating losses at the smelter. Based on current economic conditions, and barring reaching an acceptable outcome on either achieving economic viability or completing a sale of the complex, the San Ciprián operations are expected to incur losses in 2024 and Alcoa anticipates that available funding will be exhausted by the end of 2024. At that point, Alcoa will not provide additional funding and difficult decisions will have to be considered regarding the future of the San Ciprián complex.

Warrick Operations

During the first quarter 2024, the Company completed the restart of one potline (54,000 mtpy) at its Warrick Operations site in Indiana that began in October 2023, and incurred restart expenses of $3.

Other Matters

In March 2024, the Company completed an offering of $750 aggregate principal amount of 7.125 percent senior notes due in 2031. This was the Company’s first notes issuance under its Green Finance Framework, which prioritizes climate change mitigation expenditures related to circular or low carbon products, pollution prevention technologies, renewable energy, and water management. The Company is utilizing net proceeds from the issuance, which can be allocated to qualifying expenditures on a two-year look back and three-year look forward, to cover expenses associated with both new and existing decarbonization and water management projects, research and development, renewable energy, and the production of low carbon alumina and aluminum products. The net proceeds also support the Company’s cash position and ongoing cash needs, including with respect to its previously announced portfolio actions. The Company does not expect to allocate part of the net proceeds to significant capital investments in breakthrough technologies as those are not expected to occur within the applicable time period.

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

The Company paid a quarterly cash dividend of $0.10 per share of the Company’s common stock in June 2024, totaling $18.

See the below sections for additional details on the above-described actions.

Results of Operations

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the quarterly and year-to-date periods outlined in the table below.

Selected Financial Data:

	Quarter ended		Six months ended
	Sequential		Year-to-date
Statement of Operations	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Sales	$2,906	$2,599	$5,505	$5,354
Cost of goods sold (exclusive of expenses below)	2,533	2,404	4,937	4,919
Selling, general administrative, and other expenses	69	60	129	106
Research and development expenses	13	11	24	16
Provision for depreciation, depletion, and amortization	163	161	324	306
Restructuring and other charges, net	18	202	220	173
Interest expense	40	27	67	53
Other (income) expenses, net	(22)	59	37	60
Total costs and expenses	2,814	2,924	5,738	5,633
Income (loss) before income taxes	92	(325)	(233)	(279)
Provision for (benefit from) income taxes	61	(18)	43	74
Net income (loss)	31	(307)	(276)	(353)
Less: Net income (loss) attributable to noncontrolling interest	11	(55)	(44)	(20)
Net income (loss) attributable to Alcoa Corporation	$20	$(252)	$(232)	$(333)

	Quarter ended		Six months ended
Selected Financial Metrics	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Diluted income (loss) per share attributable to Alcoa Corporation common shareholders	$0.11	$(1.41)	$(1.29)	$(1.87)
Third-party shipments of alumina (kmt)	2,267	2,397	4,664	4,065
Third-party shipments of aluminum (kmt)	677	634	1,311	1,223
Average realized price per metric ton of alumina	$399	$372	$385	$367
Average realized price per metric ton of aluminum	$2,858	$2,620	$2,743	$3,000
Average Alumina Price Index (API)(1)	$392	$356	$374	$351
Average London Metal Exchange (LME) 15-day lag(2)	$2,486	$2,201	$2,343	$2,331

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

Overview

Sequential period comparison

Net income (loss) attributable to Alcoa Corporation was $20 in the second quarter of 2024 compared with $(252) in the first quarter of 2024. The favorable change of $272 is primarily a result of:

•
Higher average realized price of aluminum and alumina
•
Lower restructuring charges
•
Favorable mark-to-market results on derivative instruments
•
Favorable equity earnings

Partially offset by:

•
Higher taxes on higher earnings
•
Unfavorable currency revaluation impacts
•
Increased interest expense

Year-to-date comparison

Net income (loss) attributable to Alcoa Corporation was $(232) in the six-month period of 2024 compared with $(333) in the six-month period of 2023. The favorable change of $101 is primarily a result of:

•
Favorable raw material and energy costs
•
Lower equity losses

Partially offset by:

•
Lower average realized price of aluminum
•
Unfavorable currency revaluation impacts
•
Decrease in value add product sales

Sales

Sequential period comparison

Sales increased $307 primarily as a result of:

•
Higher average realized price of aluminum and alumina
•
Higher shipments of aluminum
•
Higher volumes and price from bauxite offtake and supply agreements

Partially offset by:

•
Lower shipments of alumina

Year-to-date comparison

Sales increased $151 primarily as a result of:

•
Higher shipments of aluminum and alumina
•
Higher average realized price of alumina
•
Increased offtake from an aluminum joint venture supply agreement

Partially offset by:

•
Lower average realized price of aluminum
•
Lower volumes and price from bauxite offtake and supply agreements
•
Lower trading activities
•
Decrease in value add product sales

Cost of goods sold

Sequential period comparison

Cost of goods sold as a percentage of sales decreased 5% primarily as a result of:

•
Higher average realized price of aluminum and alumina
•
Lower production costs primarily in the Aluminum segment

Partially offset by:

•
Higher energy costs primarily due to unfavorable natural gas prices

Year-to-date comparison

Cost of goods sold as a percentage of sales decreased 2% primarily as a result of:

•
Favorable raw material costs
•
Higher average realized price of alumina
•
Lower energy costs across both segments

Partially offset by:

•
Lower average realized price of aluminum
•
Decrease in value add product sales
•
Higher production costs primarily in the Alumina segment

Selling, general administrative, and other expenses

Selling, general administrative, and other expenses increased $9 in comparison to the first quarter of 2024 and increased $23 in comparison to the six-month period of 2023. Both the sequential and year-to-date increases are primarily a result of higher labor costs.

Provision for depreciation, depletion, and amortization

Sequential period comparison

Depreciation increased $2 primarily as a result of:

•
Higher depreciation due to the write off of assets for projects no longer being pursued

Year-to-date comparison

Depreciation increased $18 primarily as a result of:

•
Higher depreciation in Brazil and Australia for mine reclamation and bauxite residue storage asset retirement obligations

Interest expense

Interest expense increased $13 in comparison to the first quarter of 2024 and increased $14 in comparison to the six-month period of 2023. Both the sequential and year-to-date increases are primarily a result of additional interest on the $750 7.125% Senior Notes issued in March 2024.

Other (income) expenses, net

Sequential period comparison

Other (income) expenses, net was $(22) in the second quarter of 2024 compared with $59 in the first quarter of 2024. The favorable change of $81 was primarily a result of:

•
Favorable mark-to-market results on derivative instruments due to higher power prices in the current quarter
•
Increase in equity income from the Ma’aden aluminum joint venture primarily due to higher aluminum prices
•
Lower ELYSIS capital contributions, reducing loss recognition
•
Decrease in equity losses from the Ma’aden bauxite and alumina joint venture primarily due to lower raw material and production costs, and higher alumina prices

Partially offset by:

•
Unfavorable currency revaluation impacts primarily due to losses recognized in the current quarter due to the U.S. dollar strengthening against the Brazilian real, partially offset by the absence of gains recognized in the first quarter due to the U.S. dollar strengthening against the Norwegian krone

Year-to-date comparison

Other (income) expenses, net was $37 in the six-month period of 2024 compared with $60 in the six-month period of 2023. The favorable change of $23 was primarily a result of:

•
Decrease in equity losses from the Ma’aden aluminum joint venture primarily due to the absence of a charge for a utility settlement and higher shipments
•
Mark-to-market results on derivative instruments primarily due to higher power prices in the current year
•
Lower ELYSIS capital contributions, reducing loss recognition
•
Decrease in equity losses from the Ma’aden bauxite and alumina joint venture primarily due to higher shipments, higher alumina prices, and lower production costs

Partially offset by:

•
Unfavorable currency revaluation impacts primarily due to the U.S. dollar strengthening against the Brazilian real in the current year, partially offset by the absence of gains recognized in the prior year due to the U.S. dollar weakening against the Brazilian real

Restructuring and other charges, net

Sequential period comparison

In the second quarter of 2024, Restructuring and other charges, net of $18 primarily related to:

•
$8 for the curtailment of the Kwinana refinery
•
$8 for Wenatchee take-or-pay energy contract

In the first quarter of 2024, Restructuring and other charges, net of $202 primarily related to:

•
$197 for the curtailment of the Kwinana refinery
•
$4 for Wenatchee take-or-pay energy contract

Year-to-date comparison

In the six-month period of 2024, Restructuring and other charges, net of $220 primarily related to:

•
$205 for the curtailment of the Kwinana refinery
•
$12 for Wenatchee take-or-pay energy contract

In the six-month period of 2023, Restructuring and other charges, net of $173 primarily related to:

•
$101 for the permanent closure of the previously curtailed Intalco aluminum smelter
•
$47 for the updated restart agreement for the San Ciprián aluminum smelter
•
$21 for the settlement of certain pension benefits

Provision for (benefit from) income taxes

Sequential period comparison

The Provision for income taxes in the second quarter of 2024 was $61 on income before taxes of $92 or 66.3%. In comparison, the first quarter of 2024 Benefit from income taxes was $(18) on a loss before taxes of $(325) or 5.5%.

The increase in tax expense of $79 is primarily attributable to higher income in the jurisdictions where taxes are paid. Additionally, the Company had losses in jurisdictions where it maintains a full tax valuation allowance.

Year-to-date comparison

The Provision for income taxes in the six-month period of 2024 was $43 on a loss before taxes of $(233) or (18.5)%. In comparison, the six-month period of 2023 Provision for income taxes was $74 on a loss before taxes of $(279) or (26.5)%.

The decrease in tax expense of $31 is primarily attributable to lower income in the jurisdictions where taxes are paid.

Noncontrolling interest

Sequential period comparison

Net income (loss) attributable to noncontrolling interest was $11 in the second quarter of 2024 compared with $(55) in the first quarter of 2024. These amounts are entirely related to Alumina Limited’s 40% ownership interest in several affiliated operating entities. Alcoa will recognize Net income (loss) attributable to Noncontrolling interest through the closing of the Alumina Limited acquisition.

The change is primarily a result of lower restructuring costs, favorable mark-to-market results on derivative instruments, and higher average realized price of alumina, partially offset by higher production costs and higher taxes.

Year-to-date comparison

Net income (loss) attributable to noncontrolling interest was $(44) in the six-month period of 2024 compared with $(20) in the six-month period of 2023. These amounts are entirely related to Alumina Limited’s 40% ownership interest in several affiliated operating entities. Alcoa will recognize Net income (loss) attributable to Noncontrolling interest through the closing of Alumina Limited acquisition.

The change is primarily a result of higher restructuring costs, higher elimination of intercompany profit in inventory, and higher production costs, partially offset by higher average realized price of alumina, lower raw material and energy costs, and favorable mark-to-market results on derivative instruments.

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

Alumina

Business Update. The average API of $392 per metric ton trended favorably compared to the prior quarter reflecting a 10% sequential increase.

In June 2024, Alcoa completed the full curtailment of the Kwinana refinery, as planned, which was announced in January 2024. As of March 2024, the refinery had approximately 780 employees and this number will be reduced to approximately 250 in the third quarter of 2024 to manage certain processes that will continue until about the third quarter of 2025. At that time, the employee number will be further reduced to approximately 50. In addition to the employees separating as a result of the curtailment, approximately 150 employees will either terminate through the productivity program announced in the third quarter of 2023 or redeploy to other Alcoa operations.

In the second quarter of 2024, Alcoa recorded restructuring charges of $8 related to the curtailment of the refinery including $6 for water management costs and $2 for contract terminations. In the first quarter of 2024, Alcoa recorded restructuring charges of $197 including $123 for water management costs, $41 for employee related costs, $15 for asset retirement obligations, $13 for take-or-pay contracts, and $5 for asset impairments. Related cash outlays of approximately $225 (which includes existing employee related liabilities and asset retirement obligations) are expected through 2025, with approximately $145 to be spent in 2024. The Company spent $22 and $24 against the reserve in the second quarter and six-month period of 2024, respectively.

Capacity. The Alumina segment had a base capacity of 13,843 kmt with 3,204 kmt of curtailed refining capacity. In the second quarter of 2024, curtailed capacity increased 1,752 kmt due to the full curtailment of the Kwinana refinery (see above).

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

	Quarter ended		Six months ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Bauxite production (mdmt)	9.5	10.1	19.6	19.9
Third-party bauxite shipments (mdmt)	1.5	1.0	2.5	3.7
Alumina production (kmt)	2,539	2,670	5,209	5,314
Third-party alumina shipments (kmt)	2,267	2,397	4,664	4,065
Intersegment alumina shipments (kmt)	1,025	943	1,968	1,983
Total alumina shipments (kmt)	3,292	3,340	6,632	6,048
Third-party bauxite sales	$96	$64	$160	$249
Third-party alumina sales	914	897	1,811	1,502
Total segment third-party sales	$1,010	$961	$1,971	$1,751
Intersegment alumina sales	457	395	852	818
Total sales	$1,467	$1,356	$2,823	$2,569
Segment Adjusted EBITDA	$186	$139	$325	$136
Average realized third-party price per metric ton of alumina	$399	$372	$385	$367
Operating costs	$1,189	$1,163	$2,352	$2,176
Average cost per metric ton of alumina shipped	$361	$348	$355	$360

Production

Sequential period comparison

Alumina production decreased 5% primarily as a result of:

•
Full curtailment of the Kwinana refinery in June 2024

Year-to-date comparison

Alumina production decreased 2% primarily as a result of:

•
Full curtailment of the Kwinana refinery in June 2024
•
Reduced production at the Australia refineries due to lower bauxite grade

Partially offset by:

•
Increased production at the Alumar refinery due to the absence of unplanned equipment maintenance
•
Increased production at the San Ciprián refinery as the refinery was operating at 50 percent capacity in the six-month period of 2024 and 30 to 50 percent capacity in the six-month period of 2023

Third-party sales

Sequential period comparison

Third-party sales increased $49 primarily as a result of:

•
Higher average realized price of $27/ton principally driven by a higher average API
•
Higher volumes and price from bauxite offtake and supply agreements
•
Increased trading activity

Partially offset by:

•
Lower shipments of alumina primarily due to the full curtailment of the Kwinana refinery
•
Unfavorable currency impacts

Year-to-date comparison

Third-party sales increased $220 primarily as a result of:

•
Higher shipments of alumina primarily due to increased trading activity and sales of externally sourced alumina to satisfy certain customer commitments
•
Higher average realized price of $18/ton principally driven by a higher average API

Partially offset by:

•
Lower volumes and price from bauxite offtake and supply agreements primarily caused by the shift to intrasegment sales due to higher production at the San Ciprián refinery

Intersegment sales

Sequential period comparison

Intersegment sales increased $62 primarily as a result of:

•
Higher alumina shipments primarily due to the Warrick smelter restart
•
Higher average API on sales to the Aluminum segment

Year-to-date comparison

Intersegment sales increased $34 primarily as a result of:

•
Higher average API on sales to the Aluminum segment

Partially offset by

•
Lower alumina shipments primarily due to lower production at the Australia refineries

Segment Adjusted EBITDA

Sequential period comparison

Segment Adjusted EBITDA increased $47 primarily as a result of:

•
Higher average realized price of $27/ton principally driven by a higher average API

Partially offset by:

•
Higher production costs primarily related to seasonal maintenance and costs associated with the Kwinana curtailment
•
Higher energy costs primarily due to unfavorable natural gas prices

Year-to-date comparison

Segment Adjusted EBITDA increased $189 primarily as a result of:

•
Favorable raw material costs primarily on lower prices for caustic soda
•
Higher average realized price of $18/ton principally driven by a higher average API
•
Favorable currency impacts
•
Lower energy costs primarily due to favorable natural gas prices

Partially offset by:

•
Higher production costs primarily related to operating certain of the Australia refineries with lower grade bauxite

Forward Look. For the third quarter of 2024 in comparison to the second quarter of 2024, the Alumina segment anticipates increased production costs related to lower bauxite grades in Australia.

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

Aluminum

Business Update. Aluminum prices increased sequentially with LME prices on a 15-day lag averaging $2,486 per metric ton in the second quarter of 2024.

During the second quarter of 2024, the Company resumed the controlled pace for the restart of the Alumar smelter and continued actions to improve the smelter’s overall performance, after the smelter experienced operational instability in the prior quarter. The site was operating at approximately 72 percent of the site’s total annual capacity of 268 kmt (Alcoa share) as of June 30, 2024.

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

San Ciprián Smelter

In March 2024, Alcoa completed the restart of approximately 6 percent of total pots at the San Ciprián smelter as required by the February 2023 updated viability agreement. The Company incurred restart expenses $2 during the six-month period of 2024. In connection with the December 2021 agreement and the February 2023 updated viability agreement, the Company has restricted cash of $86 remaining at June 30, 2024 to be made available for capital improvements at the site and smelter restart costs. The workers’ representatives have rejected the use of this cash to fund operating losses at the smelter.

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

	Quarter ended		Six months ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Production (kmt)	543	542	1,085	1,041
Total shipments (kmt)	677	634	1,311	1,223
Third-party aluminum sales	$1,934	$1,661	$3,595	$3,670
Other(1)	(39)	(23)	(62)	(72)
Total segment third-party sales	$1,895	$1,638	$3,533	$3,598
Intersegment sales	3	4	7	7
Total sales	$1,898	$1,642	$3,540	$3,605
Segment Adjusted EBITDA	$233	$50	$283	$294
Average realized third-party price per metric ton	$2,858	$2,620	$2,743	$3,000
Operating costs	$1,643	$1,568	$3,211	$3,281
Average cost per metric ton of aluminum shipped	$2,427	$2,474	$2,450	$2,682

(1)
Other includes third-party sales of energy, as well as realized gains and losses related to embedded derivative instruments designated as cash flow hedges of forward sales of aluminum.

Production

Sequential period comparison

Production was consistent with the first quarter’s strong output

Year-to-date comparison

Production increased 4% primarily as a result of:

•
Warrick smelter and Alumar smelter restarts

Third-party sales

Sequential period comparison

Third-party sales increased $257 primarily as a result of:

•
Higher average realized price of $238/ton driven by a higher average LME (on a 15-day lag) and higher regional premiums
•
Higher shipments, primarily due to the timing of shipments and restart of capacity at the Warrick smelter in the first quarter of 2024

Year-to-date comparison

Third-party sales decreased $65 primarily as a result of:

•
Lower average realized price of $257/ton driven by lower regional premiums and the absence of gains from the Alumar smelter restart hedge program which ended in December 2023
•
Lower trading activities
•
Decrease in value add product sales due to overall lower market demand and product premiums in Europe and North America
•
Unfavorable currency impacts

Partially offset by:

•
Higher shipments, primarily due to the Alumar smelter and Warrick smelter restarts
•
Increased offtake from a joint venture supply agreement

Segment Adjusted EBITDA

Sequential period comparison

Segment Adjusted EBITDA increased $183 primarily as a result of:

•
Higher average realized price

Partially offset by:

•
Unfavorable raw material costs primarily on higher average alumina input costs

Year-to-date comparison

Segment Adjusted EBITDA decreased $11 primarily as a result of:

•
Lower average realized price
•
Decrease in value add product sales

Partially offset by:

•
Favorable raw material costs primarily on lower market prices for carbon materials
•
Lower energy costs, primarily in Brazil

The following table provides consolidated capacity and curtailed capacity (each in kmt) for each smelter owned by Alcoa Corporation:

		June 30, 2024		March 31, 2024		June 30, 2023
Facility	Country	Capacity(1)	Curtailed	Capacity(1)	Curtailed	Capacity(1)	Curtailed
Portland(2)	Australia	197	35	197	42	197	49
São Luís (Alumar)(3)	Brazil	268	75	268	84	268	118
Baie Comeau	Canada	324	—	324	—	314	—
Bécancour	Canada	350	—	350	—	350	—
Deschambault	Canada	287	—	287	—	287	—
Fjarðaál	Iceland	351	—	351	—	351	—
Lista	Norway	95	31	95	31	95	31
Mosjøen	Norway	200	—	200	—	200	—
San Ciprián(4)	Spain	228	214	228	214	228	228
Massena West	U.S.	130	—	130	—	130	—
Warrick(5)	U.S.	215	54	215	54	269	162
		2,645	409	2,645	425	2,689	588

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
(3)
In 2021, the Company announced the restart of its 268,000 metric tons per year (mtpy) share of capacity at the Alumar smelter in São Luís, Brazil. Production began in the second quarter of 2022. Curtailed capacity decreased from June 30, 2023 as a result of the restart process.
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

Forward Look. For the third quarter of 2024 in comparison to the second quarter of 2024, the Aluminum segment expects lower raw material costs.

The Company expects total 2024 Aluminum segment production and shipments to remain unchanged from the prior projection, ranging between 2.2 and 2.3 million metrics tons and between 2.5 and 2.6 million metric tons, respectively.

Reconciliations of Certain Segment Information

Reconciliation of Total Segment Third-Party Sales to Consolidated Sales

	Quarter ended		Six months ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Alumina	$1,010	$961	$1,971	$1,751
Aluminum	1,895	1,638	3,533	3,598
Total segment third-party sales	$2,905	$2,599	$5,504	$5,349
Other	1	—	1	5
Consolidated sales	$2,906	$2,599	$5,505	$5,354

Reconciliation of Total Segment Operating Costs to Consolidated Cost of Goods Sold

	Quarter ended		Six months ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Alumina	$1,189	$1,163	$2,352	$2,176
Aluminum	1,643	1,568	3,211	3,281
Other(1)	233	198	431	516
Total segment operating costs	3,065	2,929	5,994	5,973
Eliminations(2)	(431)	(391)	(822)	(847)
Provision for depreciation, depletion, and amortization(3)	(158)	(155)	(313)	(295)
Other(4)	57	21	78	88
Consolidated cost of goods sold	$2,533	$2,404	$4,937	$4,919

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

Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net Income (Loss) Attributable to Alcoa Corporation

	Quarter ended		Six months ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Total Segment Adjusted EBITDA	$419	$189	$608	$430
Unallocated amounts:
Transformation(1)	(16)	(14)	(30)	(25)
Intersegment eliminations	(29)	(8)	(37)	23
Corporate expenses(2)	(41)	(34)	(75)	(54)
Provision for depreciation, depletion, and amortization	(163)	(161)	(324)	(306)
Restructuring and other charges, net	(18)	(202)	(220)	(173)
Interest expense	(40)	(27)	(67)	(53)
Other income (expenses), net	22	(59)	(37)	(60)
Other(3)	(42)	(9)	(51)	(61)
Consolidated income (loss) before income taxes	92	(325)	(233)	(279)
(Provision for) benefit from income taxes	(61)	18	(43)	(74)
Net (income) loss attributable to noncontrolling interest	(11)	55	44	20
Consolidated net income (loss) attributable to Alcoa Corporation	$20	$(252)	$(232)	$(333)

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

Environmental Matters

See the Environmental Matters section of Note O to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Management believes that the Company’s cash on hand, projected cash flows, and liquidity options, combined with its strategic actions, will be adequate to fund its short-term (at least 12 months) and long-term operating and investing needs. The Company plans to opportunistically access liquidity sources to support its cash position and ongoing cash needs. Further, the Company has flexibility related to its use of cash; other than the Alumina Limited debt assumed as of August 1, 2024, the Company has no significant debt maturities until 2027 and no significant cash contribution requirements related to its pension plan obligations. Alcoa is considering potential repayment or refinancing options for the Alumina Limited debt assumed.

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

Cash from Operations

Cash provided from operations was $64 in the six-month period of 2024 compared with cash used for operations of $176 in the same period of 2023. Notable changes to sources and (uses) of cash included:

•
$124 favorable change in net loss, excluding the impacts from restructuring charges, primarily due to lower raw material and energy costs, partially offset by lower aluminum pricing; and,
•
$183 less income taxes paid on prior year earnings, as well as on lower current year earnings in the jurisdictions where taxes are paid.

During 2024, AofA will continue to record its tax provision and tax liability without effect of the ATO assessment, since it expects to prevail. The tax payable will remain on AofA’s balance sheet as a noncurrent liability, increased by the tax effect of subsequent periods’ interest deductions, until dispute resolution. At June 30, 2024, the noncurrent liability resulting from the cumulative interest deductions was $209 (A$312). See description of the tax dispute in Note O to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

The Company utilizes a Receivables Purchase Agreement facility to sell up to $130 of certain receivables through an SPE to a financial institution on a revolving basis. Alcoa Corporation guarantees the performance obligations of the Company subsidiaries, and unsold customer receivables are pledged as collateral to the financial institution to secure the sold receivables. At June 30, 2024, the SPE held unsold customer receivables of $239 pledged as collateral against the sold receivables.

The Company continues to service the customer receivables that were transferred to the financial institution. As Alcoa collects customer payments, the SPE transfers additional receivables to the financial institution rather than remitting cash. In the six-month period of 2024, the Company sold gross customer receivables of $600 and reinvested collections of $584 from previously sold receivables, resulting in net cash proceeds from the financial institution of $16. In the six-month period of 2023, the Company sold gross customer receivables of $174 and reinvested collections of $127 from previously sold receivables, resulting in net cash proceeds from the financial institution of $47. Cash collections from previously sold receivables yet to be reinvested of $89 were included in Accounts payable, trade on the accompanying Consolidated Balance Sheet as of June 30, 2024. Cash received from sold receivables under the agreement are presented within operating activities in the Statement of Consolidated Cash Flows. See Note I to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Financing Activities

Cash provided from financing activities was $679 in the six-month period of 2024 compared with $16 in the same period of 2023.

The source of cash in the six-month period of 2024 was primarily $737 net proceeds from the bond issuance (see below) and $33 of net contributions from Alumina Limited (see Noncontrolling interest above), partially offset by $37 of dividends paid and $25 of net payments on short-term borrowings (see below).

Short-term Borrowings

The Company has entered into inventory repurchase agreements whereby the Company sold aluminum to a third party and agreed to subsequently repurchase substantially similar inventory. The Company did not record sales upon each shipment of inventory and the net cash received of $31 related to these agreements was recorded in Short-term borrowings within Other current liabilities on the Consolidated Balance Sheet as of June 30, 2024.

During the six-month period of 2024, the Company recorded borrowings of $45 and repurchased $70 of inventory related to these agreements. During the six-month period of 2023, the Company recorded borrowings of $25 and repurchased $15 of inventory related to these agreements.

The cash received and subsequently paid under the inventory repurchase agreements is included in Cash provided from financing activities on the Statement of Consolidated Cash Flows.

144A Debt

In March 2024, ANHBV, a wholly-owned subsidiary of Alcoa Corporation, completed a Rule 144A (U.S. Securities Act of 1933, as amended) debt issuance for $750 aggregate principal amount of 7.125% Senior Notes due 2031 (the 2031 Notes), which carry a green bond designation. The net proceeds of this issuance were $737, reflecting a discount to the initial purchasers of the 2031 Notes as well as issuance costs. See Note K to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Credit Facilities

Revolving Credit Facility

The Company has a $1,250 revolving credit and letter of credit facility in place for working capital and/or other general corporate purposes (the Revolving Credit Facility). The Revolving Credit Facility, established in September 2016, amended and restated in June 2022 and amended in January 2024, is scheduled to mature in June 2027. Subject to the terms and conditions under the Revolving Credit Facility, the Company or ANHBV, a wholly-owned subsidiary of Alcoa Corporation, may borrow funds or issue letters of credit. Under the terms of the January 2024 amendment, the Company agreed to provide collateral for its obligations under the Revolving Credit Facility. See Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K in Note M to the Consolidated Financial Statements for the year ended December 31, 2023 for more information on the Revolving Credit Facility.

As of June 30, 2024, the Company was in compliance with all financial covenants. The Company may access the entire amount of commitments under the Revolving Credit Facility. There were no borrowings outstanding at June 30, 2024, and no amounts were borrowed during the six-month periods of 2024 and 2023 under the Revolving Credit Facility.

Japanese Yen Revolving Credit Facility

The Company entered into a $250 revolving credit facility available to be drawn in Japanese yen (the Japanese Yen Revolving Credit Facility) in April 2023. The Japanese Revolving Credit Facility was amended in January 2024 and in April 2024 (see below) and is scheduled to mature in April 2025. Subject to the terms and conditions under the facility, the Company or ANHBV may borrow funds. The facility includes covenants that are substantially the same as those included in the Revolving Credit Facility. Under the current terms of the January 2024 amendment, the Company agreed to provide collateral for its obligations under the Japanese Yen Revolving Credit Facility. See Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K in Note M to the Consolidated Financial Statements for the year ended December 31, 2023 for more information on the Japanese Yen Revolving Credit Facility.

As of June 30, 2024, the Company was in compliance with all financial covenants. The Company may access the entire amount of commitments under the Japanese Revolving Credit Facility. There were no borrowings outstanding at June 30, 2024. During the six-month period of 2024, $201 (29,686 JPY) was borrowed and $196 (29,686 JPY) was repaid. No amounts were borrowed during the six-month period of 2023 under the Japanese Yen Revolving Credit Facility.

On April 26, 2024, the Company entered into an amendment extending the maturity of the Japanese Yen Revolving Credit Facility to April 2025.

Alumina Limited Revolving Credit Facility

In connection with the acquisition of Alumina Limited, the Company assumed approximately $385 of indebtedness as of August 1, 2024, representing the amount drawn on Alumina Limited’s revolving credit facility.

Alumina Limited has a $500 revolving credit facility with tranches maturing in October 2025 ($100), January 2026 ($150), July 2026 ($150), and June 2027 ($100). Alumina Limited’s facility contains a financial covenant limiting the incurrence of indebtedness. As of June 30, 2024, Alumina Limited was in compliance with such covenant and could access the remaining commitments under the facility.

Alumina Limited’s revolving credit facility also contains a clause that allows a majority of lenders, upon a change of control, to issue a notice to Alumina Limited requiring repayment within 90 business days of issuing the notice (the 90-day Notice). Alcoa has engaged with the facility lenders and the lenders have indicated their intention to delay issuing the 90-day Notice until at least December 1, 2024, providing additional time for Alcoa to consider potential repayment or refinancing options subsequent to the acquisition of Alumina Limited.

Dividend

On July 31, 2024, the Board of Directors declared a quarterly cash dividend of $0.10 per share of the Company’s common stock and Series A convertible preferred stock, to be paid on August 29, 2024 to stockholders of record as of the close of business on August 12, 2024. Dividends on Alcoa’s common and preferred shares are paid in U.S. dollars. Dividends on CDIs paid in a currency other than U.S. dollar will be determined using foreign currency exchange rates as of August 22, 2024.

On May 9, 2024, the Board of Directors declared a quarterly cash dividend of $0.10 per share of the Company’s common stock to stockholders of record as of the close of business on May 21, 2024. In June 2024, the Company paid cash dividends of $18.

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

Investing Activities

Cash used for investing activities was $281 in the six-month period of 2024 compared with $222 for the same period of 2023.

In the six-month period of 2024, the use of cash was primarily attributable to $265 related to capital expenditures and $17 of cash contributions to the ELYSIS partnership.

In the six-month period of 2023, the use of cash was primarily attributable to $198 related to capital expenditures and $36 of cash contributions to the ELYSIS partnership.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Alcoa Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the U.S. Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, and they have concluded that these controls and procedures were effective as of June 30, 2024.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the second quarter of 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of its business, Alcoa is involved in a number of lawsuits and claims, both actual and potential. Various lawsuits, claims, and proceedings have been or may be instituted or asserted against Alcoa Corporation, including those pertaining to environmental, safety and health, commercial, tax, product liability, intellectual property infringement, governance, employment, employee and retiree benefit matters, and other actions and claims arising out of the normal course of business. While the amounts claimed in these other matters may be substantial, the ultimate liability is not readily determinable because of the considerable uncertainties that exist. Accordingly, it is possible that the Company’s liquidity or results of operations in a particular period could be materially affected by one or more of these other matters. However, based on facts currently available, management believes that the disposition of these other matters that are pending or asserted will not have a material adverse effect, individually or in the aggregate, on the financial position of the Company.

A discussion of our material pending lawsuits and claims can be found in Part I Item 3 Legal Proceedings of Alcoa Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

St. Croix Proceedings—Prior to 2012, Alcoa Inc., the Company’s former parent company, was served with two multi-plaintiff actions alleging personal injury or property damage from Hurricane Georges or winds blowing material from the Company’s former St. Croix alumina facility. These actions were subsequently consolidated into the Red Dust Claims docket in 2017.

In March 2022, the Superior Court of the Virgin Islands issued an amended case management order dividing complaints filed in the Red Dust docket into groups of 50 complaints, designated Groups A through I. The parties selected 10 complaints from Group A to proceed to trial as the Group A lead cases. In May 2024, the Court issued an amended case management order with regard to the Group A lead cases scheduling trials to begin in November 2024. Trials with regard to the Group A lead cases will continue through July 2025. The Court further ordered the parties to participate in mediation on or before August 31, 2024. See “St. Croix Proceedings” under Part I Item 1 of this Form 10-Q in Note O to the Consolidated Financial Statements and “St. Croix Proceedings - Abednego and Abraham cases” under Part I Item 3 Legal Proceedings of Alcoa Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for additional information regarding this legal proceeding.

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

Intalco (Washington) Notice of Violation—In May 2022, the Company received a Notice of Violation (NOV) from the U.S. Environmental Protection Agency (the EPA). The NOV alleges violations under the Clean Air Act at the Company’s Intalco smelter from when the smelter was operational. The EPA referred the matter to the U.S. Department of Justice, Environment and Natural Resources Division (the DOJ) in May 2022. The DOJ and the Company agreed to a stipulated settlement, which was filed with the United States District Court for the Western District of Washington at Seattle on July 18, 2024, requiring the Company to pay a civil fine of $5.

Item 1A. Risk Factors.

We face a number of risks that could materially and adversely affect our business, results of operations, cash flow, liquidity, or financial condition. A full discussion of our risk factors can be found in Part I Item 1A. Risk Factors of Alcoa Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The information below includes additional risks relating to the completion of the Alumina Limited acquisition.

The issuance of shares of Alcoa common stock dilutes the ownership position of the Company’s existing stockholders and the price of Alcoa common stock may be affected.

The Alumina Limited shareholders now beneficially own approximately 31.5% of the fully diluted shares of Alcoa common stock (including the shares of Alcoa common stock issuable upon conversion of the shares of non-voting convertible preferred stock). Consequently, the Company’s existing stockholders own a smaller proportion of Alcoa common stock and of the Company’s voting power than the proportion of Alcoa common stock and of the Company’s voting power owned before the completion of the Alumina Limited acquisition and, as a result, have less influence on the Company’s management and policies.

The issuance of the new shares of Alcoa common stock could have the effect of depressing the market price for Alcoa common stock. In addition, Alumina Limited shareholders may decide not to hold and instead to sell the new shares of Alcoa common stock or CDIs received, which could have the effect of depressing the market price for Alcoa common stock. The price of Alcoa common stock and CDIs may fluctuate significantly in the days following the completion of the acquisition, including as a result of factors over which the Company has no control.

The secondary listing of the Alcoa common stock on the ASX via CDIs could lead to price variations and other impacts on the price of Alcoa common stock.

Alcoa common stock is listed as CDIs on the ASX in addition to Alcoa Corporation’s existing primary listing on the New York Stock Exchange (NYSE).

Dual listing may result in price variations between Alcoa Corporation’s securities listed on the different exchanges due to a number of factors, including that Alcoa common stock listed on the NYSE is traded in U.S. dollars and CDIs listed on the ASX are traded in Australian dollars, inherently introducing exchange rate volatility, and differences between the trading schedules and time zones of the two exchanges, among other factors. A decrease in the price of Alcoa Corporation’s securities in one market may result in a decrease in the price of Alcoa Corporation’s securities in the other market. Dual listing also presents the Company with the opportunity to raise additional funds through the issuance of CDIs, which could cause dilution to stockholders.

Alcoa Corporation’s exposure to fluctuations in foreign currency exchange rates has increased.

Alcoa Corporation has been subject to foreign currency exchange risk because it conducts business operations in several foreign countries, including Australia, through its foreign subsidiaries or affiliates, which conduct business in their respective local currencies. As the Alumina Limited acquisition is completed, Alcoa Corporation’s international operations account for a more significant portion of Alcoa Corporation’s overall operations than previously and Alcoa Corporation’s exposure to fluctuations in foreign currency exchange rates has increased.

The integration of Alumina Limited will subject Alcoa Corporation to liabilities that exist or may exist at Alumina Limited.

The integration of Alumina Limited with Alcoa Corporation may pose special risks, including write-offs and unanticipated costs or charges, and will subject Alcoa Corporation to liabilities that exist or may exist at Alumina Limited, including liabilities relating to Alumina Limited’s revolving credit facility and potential tax liabilities. Although Alcoa Corporation and its advisers conducted due diligence on the operations of Alumina Limited, there can be no guarantee that Alcoa Corporation is aware of all liabilities of Alumina Limited. These liabilities, and any additional risks and uncertainties related to the transaction not currently known to Alcoa Corporation or that Alcoa Corporation may currently deem immaterial or unlikely to occur, could negatively impact Alcoa Corporation’s business, financial condition, and results of operations.

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

Item 5. Other Information.

Trading Arrangements

None of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended June 30, 2024.

Item 6. Exhibits.

2.1

Deed of Amendment and Restatement of the Scheme Implementation Deed, dated as of May 20, 2024, by and among Alcoa Corporation, AAC Investments Australia 2 Pty Ltd and Alumina Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 20, 2024 (File No. 1-37816))

3.1	Certificate of Designation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed August 1, 2024 (File No. 1-37816))

3.2	Amended and Restated Bylaws of Alcoa Corporation, as adopted on July 31, 2024 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed August 1, 2024 (File No. 1-37816))

10.1	Alcoa Corporate Non-Employee Director Compensation Policy, effective August 1, 2024 (filed herewith)*

10.2	Terms and Conditions for Deferred Fee Restricted Share Units Director Awards, effective August 1, 2024 (filed herewith)*

10.3	Terms and Conditions for Restricted Share Units Annual Director Awards, effective August 1, 2024 (filed herewith)*

10.4	Alcoa Corporation 2016 Deferred Fee Plan for Directors, effective December 2016, as amended and restated on December 5, 2018, effective August 1, 2024 (filed herewith)*

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) (filed herewith)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) (filed herewith)

32.1	Certification of Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (furnished herewith)

32.2	Certification of Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (furnished herewith)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Alcoa Corporation

August 2, 2024	/s/ Molly S. Beerman
Date	Molly S. Beerman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August 2, 2024	/s/ Renee R. Henry
Date	Renee R. Henry
Senior Vice President and Controller
(Principal Accounting Officer)