Form 10-Q
period 2024-09-30
Alcoa Corp
filed 2024-10-31
CIK 1675149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of stock, as of the latest practicable date.

Title or Class	Outstanding Shares as of October 29, 2024
Common Stock, par value $0.01 per share	258,354,828
Series A Convertible Preferred Stock, par value $0.01 per share	4,041,989

Cautionary Statement on Forward-Looking Statements

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

Forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and changes in circumstances that are difficult to predict. Although Alcoa Corporation believes that the expectations reflected in any forward-looking statements are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, but are not limited to: (1) the impact of global economic conditions on the aluminum industry and aluminum end-use markets; (2) volatility and declines in aluminum and alumina demand and pricing, including global, regional, and product-specific prices, or significant changes in production costs which are linked to London Metal Exchange (LME) or other commodities; (3) the disruption of market-driven balancing of global aluminum supply and demand by non-market forces; (4) competitive and complex conditions in global markets; (5) our ability to obtain, maintain, or renew permits or approvals necessary for our mining operations; (6) rising energy costs and interruptions or uncertainty in energy supplies; (7) unfavorable changes in the cost, quality, or availability of raw materials or other key inputs, or by disruptions in the supply chain; (8) our ability to execute on our strategy to be a lower cost, competitive, and integrated aluminum production business and to realize the anticipated benefits from announced plans, programs, initiatives relating to our portfolio, capital investments, and developing technologies; (9) our ability to integrate and achieve intended results from joint ventures, other strategic alliances, and strategic business transactions, including the recent acquisition of Alumina Limited; (10) economic, political, and social conditions, including the impact of trade policies and adverse industry publicity; (11) fluctuations in foreign currency exchange rates and interest rates, inflation and other economic factors in the countries in which we operate; (12) changes in tax laws or exposure to additional tax liabilities; (13) global competition within and beyond the aluminum industry; (14) our ability to obtain or maintain adequate insurance coverage; (15) disruptions in the global economy caused by ongoing regional conflicts; (16) legal proceedings, investigations, or changes in foreign and/or U.S. federal, state, or local laws, regulations, or policies; (17) climate change, climate change legislation or regulations, and efforts to reduce emissions and build operational resilience to extreme weather conditions; (18) our ability to achieve our strategies or expectations relating to environmental, social, and governance considerations; (19) claims, costs, and liabilities related to health, safety and environmental laws, regulations, and other requirements in the jurisdictions in which we operate; (20) liabilities resulting from impoundment structures, which could impact the environment or cause exposure to hazardous substances or other damage; (21) our ability to fund capital expenditures; (22) deterioration in our credit profile or increases in interest rates; (23) restrictions on our current and future operations due to our indebtedness; (24) our ability to continue to return capital to our stockholders through the payment of cash dividends and/or the repurchase of our common stock; (25) cyber attacks, security breaches, system failures, software or application vulnerabilities, or other cyber incidents; (26) labor market conditions, union disputes and other employee relations issues; (27) a decline in the liability discount rate or lower-than-expected investment returns on pension assets; and (28) the other risk factors discussed in Alcoa’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and other reports filed by Alcoa with the SEC, including those described in this report. Alcoa cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date they are made. Alcoa disclaims any obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise, except as required by applicable law. Market projections are subject to the risks described above and other risks in the market. Neither Alcoa nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements and none of the information contained herein should be regarded as a representation that the forward-looking statements contained herein will be achieved.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	Third quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Sales (E)	$2,904	$2,602	$8,409	$7,956
Cost of goods sold (exclusive of expenses below)	2,393	2,469	7,330	7,388
Selling, general administrative, and other expenses	66	56	195	162
Research and development expenses	16	9	40	25
Provision for depreciation, depletion, and amortization	159	163	483	469
Restructuring and other charges, net (D)	30	22	250	195
Interest expense	44	26	111	79
Other expenses, net (P)	12	85	49	145
Total costs and expenses	2,720	2,830	8,458	8,463
Income (loss) before income taxes	184	(228)	(49)	(507)
Provision for (benefit from) income taxes	86	(35)	129	39
Net income (loss)	98	(193)	(178)	(546)
Less: Net income (loss) attributable to noncontrolling interest	8	(25)	(36)	(45)
NET INCOME (LOSS) ATTRIBUTABLE TO ALCOA CORPORATION	$90	$(168)	$(142)	$(501)
EARNINGS PER SHARE ATTRIBUTABLE TO ALCOA CORPORATION COMMON SHAREHOLDERS (F):
Basic	$0.39	$(0.94)	$(0.72)	$(2.81)
Diluted	$0.38	$(0.94)	$(0.72)	$(2.81)

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income (unaudited)

(in millions)

	Alcoa Corporation		Noncontrolling interest		Total
	Third quarter ended September 30,		Third quarter ended September 30,		Third quarter ended September 30,
	2024	2023	2024	2023	2024	2023
Net income (loss)	$90	$(168)	$8	$(25)	$98	$(193)
Other comprehensive income (loss), net of tax (G):
Change in unrecognized net actuarial gain/loss and prior service cost/benefit related to pension and other postretirement benefits	1	5	(2)	(1)	(1)	4
Foreign currency translation adjustments	144	(67)	(35)	(47)	109	(114)
Net change in unrecognized gains/losses on cash flow hedges	(51)	(91)	1	—	(50)	(91)
Total Other comprehensive income (loss), net of tax	94	(153)	(36)	(48)	58	(201)
Comprehensive income (loss)	$184	$(321)	$(28)	$(73)	$156	$(394)

	Alcoa Corporation		Noncontrolling interest		Total
	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023	2024	2023
Net loss	$(142)	$(501)	$(36)	$(45)	$(178)	$(546)
Other comprehensive income (loss), net of tax (G):
Change in unrecognized net actuarial gain/loss and prior service cost/benefit related to pension and other postretirement benefits	23	19	4	(3)	27	16
Foreign currency translation adjustments	(38)	(40)	(105)	(21)	(143)	(61)
Net change in unrecognized gains/losses on cash flow hedges	17	13	—	—	17	13
Total Other comprehensive income (loss), net of tax	2	(8)	(101)	(24)	(99)	(32)
Comprehensive loss	$(140)	$(509)	$(137)	$(69)	$(277)	$(578)

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents (M)	$1,313	$944
Receivables from customers (I)	862	656
Other receivables	145	152
Inventories (J)	2,096	2,158
Fair value of derivative instruments (M)	5	29
Prepaid expenses and other current assets	445	466
Total current assets	4,866	4,405
Properties, plants, and equipment	20,535	20,381
Less: accumulated depreciation, depletion, and amortization	13,814	13,596
Properties, plants, and equipment, net	6,721	6,785
Investments (H)	982	979
Deferred income taxes	329	333
Fair value of derivative instruments (M)	1	3
Other noncurrent assets	1,643	1,650
Total assets	$14,542	$14,155
LIABILITIES
Current liabilities:
Accounts payable, trade	$1,544	$1,714
Accrued compensation and retirement costs	363	357
Taxes, including income taxes	109	88
Fair value of derivative instruments (M)	267	214
Other current liabilities	712	578
Long-term debt due within one year (K & M)	464	79
Total current liabilities	3,459	3,030
Long-term debt, less amount due within one year (K & M)	2,469	1,732
Accrued pension benefits (L)	258	278
Accrued other postretirement benefits (L)	422	443
Asset retirement obligations	789	772
Environmental remediation (O)	182	202
Fair value of derivative instruments (M)	1,007	1,092
Noncurrent income taxes	74	193
Other noncurrent liabilities and deferred credits	632	568
Total liabilities	9,292	8,310
CONTINGENCIES AND COMMITMENTS (O)
EQUITY
Alcoa Corporation shareholders’ equity:
Preferred stock	—	—
Common stock	3	2
Additional capital	11,487	9,187
Accumulated deficit	(1,498)	(1,293)
Accumulated other comprehensive loss (G)	(4,742)	(3,645)
Total Alcoa Corporation shareholders’ equity	5,250	4,251
Noncontrolling interest	—	1,594
Total equity	5,250	5,845
Total liabilities and equity	$14,542	$14,155

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Nine months ended September 30,
	2024	2023
CASH FROM OPERATIONS
Net loss	$(178)	$(546)
Adjustments to reconcile net loss to cash from operations:
Depreciation, depletion, and amortization	483	469
Deferred income taxes	(8)	(156)
Equity loss, net of dividends	2	161
Restructuring and other charges, net (D)	250	195
Net loss from investing activities – asset sales (P)	18	18
Net periodic pension benefit cost (L)	8	4
Stock-based compensation	31	27
Loss on mark-to-market derivative financial contracts	16	31
Other	33	67
Changes in assets and liabilities, excluding effects of divestitures and foreign currency translation adjustments:
(Increase) decrease in receivables	(202)	108
Decrease in inventories	79	166
(Increase) decrease in prepaid expenses and other current assets	(12)	53
Decrease in accounts payable, trade	(149)	(275)
Decrease in accrued expenses	(88)	(119)
Increase (decrease) in taxes, including income taxes	55	(52)
Pension contributions (L)	(14)	(20)
Increase in noncurrent assets	(4)	(179)
Decrease in noncurrent liabilities	(113)	(59)
CASH PROVIDED FROM (USED FOR) OPERATIONS	207	(107)
FINANCING ACTIVITIES
Additions to debt	989	80
Payments on debt	(285)	(39)
Proceeds from the exercise of employee stock options	—	1
Dividends paid on Alcoa preferred stock	—	—
Dividends paid on Alcoa common stock	(63)	(54)
Payments related to tax withholding on stock-based compensation awards	(15)	(34)
Financial contributions for the divestiture of businesses (C)	(19)	(44)
Contributions from noncontrolling interest	65	164
Distributions to noncontrolling interest	(49)	(24)
Acquisition of noncontrolling interest (C)	(23)	—
Other	(5)	1
CASH PROVIDED FROM FINANCING ACTIVITIES	595	51
INVESTING ACTIVITIES
Capital expenditures	(411)	(343)
Proceeds from the sale of assets	2	2
Additions to investments	(30)	(51)
Other	5	4
CASH USED FOR INVESTING ACTIVITIES	(434)	(388)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(5)	—
Net change in cash and cash equivalents and restricted cash	363	(444)
Cash and cash equivalents and restricted cash at beginning of year	1,047	1,474
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$1,410	$1,030

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Changes in Consolidated Equity (unaudited)

(in millions)

	Alcoa Corporation shareholders
	Common stock	Preferred stock	Additional capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Non- controlling interest	Total equity
Balance at January 1, 2023	$2	$—	$9,183	$(570)	$(3,539)	$1,513	$6,589
Net loss	—	—	—	(231)	—	(1)	(232)
Other comprehensive (loss) income (G)	—	—	—	—	(116)	15	(101)
Stock-based compensation	—	—	10	—	—	—	10
Net effect of tax withholding for compensation plans and exercise of stock options	—	—	(33)	—	—	—	(33)
Dividends paid on Alcoa common stock ($0.10 per share)	—	—	—	(18)	—	—	(18)
Contributions	—	—	—	—	—	86	86
Distributions	—	—	—	—	—	(6)	(6)
Other	—	—	2	—	—	(1)	1
Balance at March 31, 2023	$2	$—	$9,162	$(819)	$(3,655)	$1,606	$6,296
Net loss	—	—	—	(102)	—	(19)	(121)
Other comprehensive income (G)	—	—	—	—	261	9	270
Stock-based compensation	—	—	11	—	—	—	11
Dividends paid on Alcoa common stock ($0.10 per share)	—	—	—	(18)	—	—	(18)
Contributions	—	—	—	—	—	36	36
Distributions	—	—	—	—	—	(16)	(16)
Balance at June 30, 2023	$2	$—	$9,173	$(939)	$(3,394)	$1,616	$6,458
Net loss	—	—	—	(168)	—	(25)	(193)
Other comprehensive loss (G)	—	—	—	—	(153)	(48)	(201)
Stock-based compensation	—	—	6	—	—	—	6
Dividends paid on Alcoa common stock ($0.10 per share)	—	—	—	(18)	—	—	(18)
Contributions	—	—	—	—	—	42	42
Distributions	—	—	—	—	—	(2)	(2)
Balance at September 30, 2023	$2	$—	$9,179	$(1,125)	$(3,547)	$1,583	$6,092

Balance at January 1, 2024	$2	$—	$9,187	$(1,293)	$(3,645)	$1,594	$5,845
Net loss	—	—	—	(252)	—	(55)	(307)
Other comprehensive income (loss) (G)	—	—	—	—	17	(53)	(36)
Stock-based compensation	—	—	10	—	—	—	10
Net effect of tax withholding for compensation plans and exercise of stock options	—	—	(15)	—	—	—	(15)
Dividends paid on Alcoa common stock ($0.10 per share)	—	—	—	(19)	—	—	(19)
Contributions	—	—	—	—	—	61	61
Distributions	—	—	—	—	—	(6)	(6)
Other	—	—	2	—	—	(1)	1
Balance at March 31, 2024	$2	$—	$9,184	$(1,564)	$(3,628)	$1,540	$5,534
Net income	—	—	—	20	—	11	31
Other comprehensive loss (G)	—	—	—	—	(109)	(12)	(121)
Stock-based compensation	—	—	12	—	—	—	12
Dividends paid on Alcoa common stock ($0.10 per share)	—	—	—	(18)	—	—	(18)
Contributions	—	—	—	—	—	4	4
Distributions	—	—	—	—	—	(26)	(26)
Balance at June 30, 2024	$2	$—	$9,196	$(1,562)	$(3,737)	$1,517	$5,416
Net income	—	—	—	90	—	8	98
Other comprehensive income (loss) (G)	—	—	—	—	94	(36)	58
Stock-based compensation	—	—	9	—	—	—	9
Dividends paid on Alcoa preferred stock ($0.10 per share)	—	—	—	—	—	—	—
Dividends paid on Alcoa common stock ($0.10 per share)	—	—	—	(26)	—	—	(26)
Distributions	—	—	—	—	—	(17)	(17)
Acquisition of noncontrolling interest (C)	1	—	2,282	—	(1,099)	(1,472)	(288)
Balance at September 30, 2024	$3	$—	$11,487	$(1,498)	$(4,742)	$—	$5,250

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

Prior to Alcoa’s acquisition of Alumina Limited on August 1, 2024 (see Note C), Alcoa consolidated its 60% ownership in the entities comprising the Alcoa World Alumina & Chemicals (AWAC) joint venture and Alumina Limited’s interest in the equity of such entities was reflected as Noncontrolling interest on the accompanying Consolidated Balance Sheet. AWAC is an unincorporated global joint venture between Alcoa Corporation and Alumina Limited and consists of several affiliated operating entities, which own, have an interest in, or operate the bauxite mines and alumina refineries within Alcoa Corporation’s Alumina segment (except for the Poços de Caldas mine and refinery and portions of the São Luís refinery, all in Brazil) and a portion (55%) of the Portland smelter (Australia) within Alcoa Corporation’s Aluminum segment. Operating entities include Alcoa of Australia Limited (AofA), Alcoa World Alumina LLC (AWA), Alcoa World Alumina Brasil Ltda. (AWAB), and Alúmina Española, S.A. (Española).

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

C. Acquisitions and Divestitures

Alumina Limited Acquisition

On August 1, 2024, Alcoa completed the acquisition of all of the ordinary shares of Alumina Limited (Alumina Shares) through a wholly owned subsidiary, AAC Investments Australia 2 Pty Ltd. Alumina Limited holds a 40% ownership interest in the AWAC joint venture. The acquisition enhances Alcoa’s position as a leading pure play, upstream aluminum company globally, while simplifying the Company’s corporate structure and governance, resulting in greater flexibility and strategic optionality.

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

At closing, Alumina Shares outstanding of 2,760,056,014 and 141,625,403 were exchanged for 78,772,422 and 4,041,989 shares of Alcoa common stock and Alcoa preferred stock, respectively. Based on Alcoa’s closing share price as of July 31, 2024, the Agreed Ratio implied a value of A$1.45 per Alumina Share and aggregate purchase consideration of approximately $2,700 for Alumina Limited.

The transaction consisted in substance of the acquisition of Alumina Limited’s noncontrolling interest in AWAC ($1,472), the assumption of Alumina Limited’s indebtedness ($385, see Note K), the recognition of deferred tax assets ($121, see Note N), and the acquisition of cash ($9) and other current liabilities ($1). The transaction was accounted for as an equity transaction where net assets acquired ($1,216) and transaction costs ($32) were reflected as an increase to Additional capital. Amounts related to Accumulated other comprehensive loss previously attributable to and included within Noncontrolling interest ($1,099) were reclassified to Accumulated other comprehensive loss.

Net income attributable to noncontrolling interest was recognized through July 31, 2024 and was $8 in the third quarter of 2024.

Saudi Arabia Joint Venture

On September 15, 2024, Alcoa entered into a share purchase and subscription agreement with Saudi Arabian Mining Company (Ma’aden), pursuant to which Alcoa agreed to sell its full ownership interest of 25.1% in the Saudi Arabia joint venture, comprised of the Ma’aden Bauxite and Alumina Company and the Ma’aden Aluminium Company, to Ma’aden in exchange for issuance by Ma’aden of 85,977,547 shares and $150 in cash. The implied value of the shares was $950 as of September 12, 2024, based on the volume-weighted average share price of Ma’aden for the previous 30 calendar days. The shares of Ma’aden will be subject to transfer and sale restrictions. Alcoa will hold its Ma’aden shares for a minimum of three years, with one-third of the shares becoming transferable after each of the third, fourth, and fifth anniversaries of closing of the transaction (the holding period). During the holding period, Alcoa would be permitted to hedge and borrow against its Ma’aden shares. Under certain circumstances, such minimum holding period would be reduced. The transaction is subject to regulatory approvals, approval by Ma’aden’s shareholders, and other customary closing conditions and is expected to close in the first half of 2025. The carrying value of Alcoa’s investment was $538 as of September 30, 2024.

Warrick Rolling Mill Divestiture

In conjunction with the sale of its rolling mill located at Warrick Operations (Warrick Rolling Mill) in March 2021, the Company recorded estimated liabilities for site separation commitments.

In the nine-month period of 2024, the Company recorded charges of $15 in Other expenses, net on the accompanying Statement of Consolidated Operations related to these commitments. During the third quarter and the nine-month period of 2024, the Company spent $7 and $19 against the reserve, respectively.

In the nine-month period of 2023, the Company recorded a charge of $17 in Other expenses, net on the accompanying Statement of Consolidated Operations related to these commitments. During the third quarter and the nine-month period of 2023, the Company spent $19 and $44 against the reserve, respectively.

The remaining balance of $7 at September 30, 2024 is expected to be spent through early 2025.

D. Restructuring and Other Charges, Net

In the third quarter and the nine-month period of 2024, Alcoa Corporation recorded Restructuring and other charges, net, of $30 and $250, respectively, which were primarily comprised of:

•
A charge of $205 (nine-month period only), for the curtailment of the Kwinana (Australia) refinery;
•
A charge of $4 and $16, respectively, for take-or-pay contract costs at the closed Wenatchee (Washington) smelter;
•
A net charge of $14 and $15, respectively, to record additional environmental and asset retirement obligation reserves at previously closed locations (see Note O); and,
•
A charge of $12 (both periods) for contract termination costs at the Intalco (Washington) aluminum smelter.

In June 2024, Alcoa completed the full curtailment of the Kwinana refinery, as planned, which was announced in January 2024. As of March 2024, the refinery had approximately 780 employees and this number was reduced to approximately 300 in the third quarter of 2024 to manage certain processes that are expected to continue into 2025. At that time, the employee number will be further reduced to approximately 50. In addition to the employees separating as a result of the curtailment, approximately 250 employees have terminated through the productivity program announced in the third quarter of 2023 or redeployed to other Alcoa operations. Approximately 50 additional employees are expected to redeploy to other Alcoa operations. Charges related to the curtailment totaled $205 in the nine-month period of 2024 and included charges of $129 for water management costs, $41 for severance and employee termination costs for the separation of approximately 430 employees, $15 for asset retirement obligations, $13 for take-or-pay contracts, $5 for asset impairments and $2 for contract terminations.

Related cash outlays of approximately $225 (which includes existing employee related liabilities and asset retirement obligations) are expected through 2025, with approximately $145 to be spent in 2024. The Company spent $72 and $96 against the reserve in the third quarter and nine-month period of 2024, respectively.

In the third quarter and the nine-month period of 2023, Alcoa Corporation recorded Restructuring and other charges, net, of $22 and $195, respectively, which were primarily comprised of:

•
A charge of $101 (nine-month period only) for asset impairments and to establish reserves for environmental, demolition and employee severance costs related to the permanent closure of the Intalco aluminum smelter;
•
A charge of $47 (nine-month period only) for increased reserves for certain employee obligations related to the updated viability agreement for the San Ciprián (Spain) aluminum smelter;
•
A charge of $21 (nine-month period only) related to the settlement of certain pension benefits;
•
A net charge of $15 (both periods) to record additional environmental and asset retirement obligation reserves at previously closed locations; and,
•
A charge of $7 and $10, respectively, for employee termination and severance costs primarily related to the Kwinana refinery productivity program.

In September 2023, the Company continued to pursue cost reduction measures and initiated productivity programs across its operations in Australia to mitigate the financial impacts of lower grade bauxite and to optimize current operating levels. In connection with this program, the Company recorded Restructuring and other charges, net of $6 for employee termination and severance costs for approximately 90 employees at the Kwinana refinery. This program was completed in September 2024.

In March 2023, Alcoa Corporation announced the closure of the Intalco aluminum smelter, which had been fully curtailed since 2020. The Company recorded charges of $117 related to the closure, including a charge of $16 in Cost of goods sold on the Statement of Consolidated Operations to write-down remaining inventories to net realizable value and a charge of $101 in Restructuring and other charges, net on the Statement of Consolidated Operations. The restructuring charges were comprised of asset impairments of $50, environmental and demolition obligation reserves of $50, and severance and employee termination costs of $1 for the separation of approximately 12 employees. Cash outlays related to the permanent closure of the site are expected to be $85 over the next three years with approximately $45 to be spent in 2024. The Company spent $1 and $14 against the reserve in the third quarter and nine-month period of 2024, respectively.

In February 2023, the Company reached an updated viability agreement with the workers’ representatives of the San Ciprián smelter to commence the restart process in phases beginning in January 2024. The smelter was curtailed in January 2022 as a result of an agreement reached with the workers’ representatives in December 2021. Under the terms of the updated viability agreement, the Company is responsible for certain employee obligations from 2023 through September 2025 and made additional commitments for capital improvements of $78. The Company recorded charges of $47 in Restructuring and other charges, net on the Statement of Consolidated Operations to establish the related reserve for employee obligations in the nine-month period of 2023. Cash outlays related to employee obligations are expected to be $47 through 2025, with approximately $35 to be spent in 2024. The Company spent $8 and $26 against the reserve in the third quarter and nine-month period of 2024, respectively. At September 30, 2024, the Company had restricted cash of $86 to be made available for remaining capital improvement commitments at the site of $109 and smelter restart costs of $31 for both the agreement reached with the worker’s representatives in December 2021 and the updated viability agreement in February 2023. Restricted cash is included in Prepaid expenses and other current assets and Other noncurrent assets on the Consolidated Balance Sheet (see Note P).

Alcoa Corporation does not include Restructuring and other charges, net in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

	Third quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Alumina	$—	$6	$205	$8
Aluminum	—	(3)	—	162
Segment total	—	3	205	170
Corporate	30	19	45	25
Total Restructuring and other charges, net	$30	$22	$250	$195

Activity and reserve balances for restructuring charges were as follows:

	Severance and employee termination costs	Other costs	Total
Balance at December 31, 2022	$1	$116	$117
Restructuring and other charges, net	11	55	66
Cash payments	(6)	(118)	(124)
Reversals and other	—	4	4
Balance at December 31, 2023	6	57	63
Restructuring and other charges, net	43	173	216
Cash payments	(35)	(105)	(140)
Reversals and other	1	6	7
Balance at September 30, 2024	$15	$131	$146

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

The noncurrent portion of the reserve was $8 and $15 at September 30, 2024 and December 31, 2023, respectively.

E. Segment Information – Alcoa Corporation is a producer of bauxite, alumina, and aluminum products. The Company has two operating and reportable segments: (i) Alumina and (ii) Aluminum. Segment performance under Alcoa Corporation’s management reporting system is evaluated based on a number of factors; however, the primary measure of performance reported to the CODM is the Adjusted EBITDA (Earnings before interest, taxes, depreciation, and amortization) for each segment. The Company calculates Segment Adjusted EBITDA as Total sales (third-party and intersegment) minus the following items: Cost of goods sold; Selling, general administrative, and other expenses; and Research and development expenses. Alcoa Corporation’s Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies. The CODM function regularly reviews the financial information, including Adjusted EBITDA, of these two operating segments to assess performance and allocate resources.

The operating results of Alcoa Corporation’s reportable segments were as follows (differences between segment totals and consolidated amounts are in Corporate):

	Alumina	Aluminum	Total
Third quarter ended September 30, 2024
Sales:
Third-party sales	$1,096	$1,802	$2,898
Intersegment sales	565	5	570
Total sales	$1,661	$1,807	$3,468
Segment Adjusted EBITDA	$367	$180	$547
Supplemental information:
Depreciation, depletion, and amortization	$85	$68	$153
Equity income (loss)	$6	$(11)	$(5)
Third quarter ended September 30, 2023
Sales:
Third-party sales	$957	$1,644	$2,601
Intersegment sales	381	4	385
Total sales	$1,338	$1,648	$2,986
Segment Adjusted EBITDA	$53	$79	$132
Supplemental information:
Depreciation, depletion, and amortization	$89	$69	$158
Equity loss	$(9)	$(15)	$(24)

	Alumina	Aluminum	Total
Nine months ended September 30, 2024
Sales:
Third-party sales	$3,067	$5,335	$8,402
Intersegment sales	1,417	12	1,429
Total sales	$4,484	$5,347	$9,831
Segment Adjusted EBITDA	$692	$463	$1,155
Supplemental information:
Depreciation, depletion, and amortization	$262	$204	$466
Equity (loss) income	$(3)	$12	$9
Nine months ended September 30, 2023
Sales:
Third-party sales	$2,708	$5,242	$7,950
Intersegment sales	1,199	11	1,210
Total sales	$3,907	$5,253	$9,160
Segment Adjusted EBITDA	$189	$373	$562
Supplemental information:
Depreciation, depletion, and amortization	$246	$207	$453
Equity loss	$(37)	$(88)	$(125)

The following table reconciles Total Segment Adjusted EBITDA to Consolidated net income (loss) attributable to Alcoa Corporation:

	Third quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Total Segment Adjusted EBITDA	$547	$132	$1,155	$562
Unallocated amounts:
Transformation(1)	(14)	(29)	(44)	(54)
Intersegment eliminations	(38)	(4)	(75)	19
Corporate expenses(2)	(39)	(33)	(114)	(87)
Provision for depreciation, depletion, and amortization	(159)	(163)	(483)	(469)
Restructuring and other charges, net (D)	(30)	(22)	(250)	(195)
Interest expense	(44)	(26)	(111)	(79)
Other expenses, net (P)	(12)	(85)	(49)	(145)
Other(3)	(27)	2	(78)	(59)
Consolidated income (loss) before income taxes	184	(228)	(49)	(507)
(Provision for) benefit from income taxes	(86)	35	(129)	(39)
Net (income) loss attributable to noncontrolling interest	(8)	25	36	45
Consolidated net income (loss) attributable to Alcoa Corporation	$90	$(168)	$(142)	$(501)

(1)
Transformation includes, among other items, the Adjusted EBITDA of previously closed operations.
(2)
Corporate expenses are composed of general administrative and other expenses of operating the corporate headquarters and other global administrative facilities, as well as research and development expenses of the corporate technical center.
(3)
Other includes certain items that are not included in the Adjusted EBITDA of the reportable segments.

The following table details Alcoa Corporation’s Sales by product division:

	Third quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Aluminum	$1,836	$1,666	$5,431	$5,336
Alumina	996	840	2,790	2,328
Bauxite	92	107	249	343
Energy	37	32	99	86
Other(1)	(57)	(43)	(160)	(137)
	$2,904	$2,602	$8,409	$7,956

(1)
Other includes realized gains and losses related to embedded derivative instruments designated as cash flow hedges of forward sales of aluminum.

F. Earnings Per Share

In connection with the acquisition of Alumina Limited, on July 31, 2024, the Company’s Board of Directors created and authorized 10,000,000 shares of non-voting preferred stock designated as “Series A convertible preferred stock” with a par value of $0.01 per share. At September 30, 2024, 4,041,989 shares of Series A convertible preferred stock were issued and outstanding.

Beginning in the third quarter of 2024, basic earnings per share (EPS) is calculated using the two-class method. Under the two-class method, earnings are allocated to Alcoa common stock and preferred stock based on the pro-rata share of each class outstanding. Diluted EPS assumes the issuance of common stock for all potentially dilutive share equivalents outstanding. Diluted EPS is calculated under both the two-class and if-converted methods, and the more dilutive amount is reported.

In the third quarter and nine-month period of 2024, undistributed earnings of $1 (both periods) were allocated to preferred stock under the two-class method.

The share information used to compute basic and diluted EPS attributable to Alcoa Corporation common shareholders was as follows (shares in millions):

	Third quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Weighted average common shares outstanding – basic	232	178	197	178
Effect of dilutive securities:
Stock options	—	—	—	—
Stock units	2	—	—	—
Weighted average common shares outstanding – diluted	234	178	197	178

In the nine-month period of 2024, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive. Had Alcoa generated net income in the nine-month period of 2024, one million common share equivalents related to three million outstanding stock units and stock options combined would have been included in diluted average shares outstanding for the period.

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

G. Accumulated Other Comprehensive Loss

The following table details the activity of the three components that comprise Accumulated other comprehensive loss for both Alcoa Corporation’s shareholders and Noncontrolling interest:

	Alcoa Corporation		Noncontrolling interest
	Third quarter ended September 30,		Third quarter ended September 30,
	2024	2023	2024	2023
Pension and other postretirement benefits (L)
Balance at beginning of period	$22	$76	$(9)	$(7)
Other comprehensive (loss) income:
Unrecognized net actuarial gain/loss and prior service cost/benefit	(5)	—	(2)	(1)
Tax benefit(2)	1	—	—	—
Total Other comprehensive loss before reclassifications, net of tax	(4)	—	(2)	(1)
Amortization of net actuarial gain/loss and prior service cost/benefit(1)	5	5	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	5	5	—	—
Total Other comprehensive income (loss)	1	5	(2)	(1)
Acquisition of noncontrolling interest (C)	(11)	—	11	—
Balance at end of period	$12	$81	$—	$(8)

Foreign currency translation
Balance at beginning of period	$(2,775)	$(2,658)	$(1,053)	$(1,014)
Other comprehensive income (loss)	144	(67)	(35)	(47)
Acquisition of noncontrolling interest (C)	(1,088)	—	1,088	—
Balance at end of period	$(3,719)	$(2,725)	$—	$(1,061)

Cash flow hedges (M)
Balance at beginning of period	$(984)	$(812)	$(1)	$1
Other comprehensive (loss) income:
Net change from periodic revaluations	(143)	(120)	—	—
Tax benefit(2)	33	16	—	—
Total Other comprehensive loss before reclassifications, net of tax	(110)	(104)	—	—
Net amount reclassified to earnings:
Aluminum contracts(3)	73	42	—	—
Interest rate contracts(5)	—	(3)	1	—
Foreign exchange contracts(6)	1	(10)	—	—
Sub-total	74	29	1	—
Tax expense(2)	(15)	(16)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	59	13	1	—
Total Other comprehensive (loss) income	(51)	(91)	1	—
Balance at end of period	$(1,035)	$(903)	$—	$1

Total Accumulated other comprehensive loss	$(4,742)	$(3,547)	$—	$(1,068)

	Alcoa Corporation		Noncontrolling interest
	Nine months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Pension and other postretirement benefits (L)
Balance at beginning of period	$—	$62	$(15)	$(5)
Other comprehensive income (loss):
Unrecognized net actuarial gain/loss and prior service cost/benefit	9	(18)	5	(3)
Tax (expense) benefit(2)	(2)	8	(2)	—
Total Other comprehensive income (loss) before reclassifications, net of tax	7	(10)	3	(3)
Amortization of net actuarial gain/loss and prior service cost/benefit(1)	16	35	1	—
Tax expense(2)	—	(6)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	16	29	1	—
Total Other comprehensive income (loss)	23	19	4	(3)
Acquisition of noncontrolling interest (C)	(11)	—	11	—
Balance at end of period	$12	$81	$—	$(8)

Foreign currency translation
Balance at beginning of period	$(2,593)	$(2,685)	$(983)	$(1,040)
Other comprehensive loss	(38)	(40)	(105)	(21)
Acquisition of noncontrolling interest (C)	(1,088)	—	1,088	—
Balance at end of period	$(3,719)	$(2,725)	$—	$(1,061)

Cash flow hedges (M)
Balance at beginning of period	$(1,052)	$(916)	$—	$1
Other comprehensive income:
Net change from periodic revaluations	(179)	(66)	—	—
Tax benefit (2)	33	16	—	—
Total Other comprehensive loss before reclassifications, net of tax	(146)	(50)	—	—
Net amount reclassified to earnings:
Aluminum contracts(3)	205	136	—	—
Financial contracts(4)	—	(20)	—	—
Interest rate contracts(5)	(1)	(5)	—	—
Foreign exchange contracts(6)	(3)	(18)	—	—
Sub-total	201	93	—	—
Tax expense(2)	(38)	(30)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	163	63	—	—
Total Other comprehensive income	17	13	—	—
Balance at end of period	$(1,035)	$(903)	$—	$1

Total Accumulated other comprehensive loss	$(4,742)	$(3,547)	$—	$(1,068)

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
(6)
For the third quarter and nine-month period of 2024, $2 and $(2) were reported in Sales, respectively, and $(1) was reported in Cost of goods sold (both periods) on the accompanying Statement of Consolidated Operations. For the third quarter and nine-month period of 2023, $4 was reported in Cost of goods sold (nine-month period only) and $(10) and $(22) were reported in Sales, respectively, on the accompanying Statement of Consolidated Operations.
(7)
A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings.

H. Investments – A summary of unaudited financial information for Alcoa Corporation’s equity investments is as follows (amounts represent 100% of investee financial information):

Third quarter ended September 30, 2024	Saudi Arabia Joint Venture	Mining	Energy	Other
Sales	$838	$146	$61	$116
Cost of goods sold	696	113	27	104
Net (loss) income	(5)	7	28	(19)
Equity in net (loss) income of affiliated companies, before reconciling adjustments	(2)	3	12	(9)
Other	(4)	—	—	1
Alcoa Corporation’s equity in net (loss) income of affiliated companies	(6)	3	12	(8)

Third quarter ended September 30, 2023
Sales	$725	$157	$61	$117
Cost of goods sold	645	121	28	105
Net (loss) income	(39)	6	31	(21)
Equity in net (loss) income of affiliated companies, before reconciling adjustments	(10)	3	12	(11)
Other	(15)	—	(2)	(6)
Alcoa Corporation’s equity in net (loss) income of affiliated companies	(25)	3	10	(17)

Nine months ended September 30, 2024
Sales	$2,353	$419	$183	$345
Cost of goods sold	1,908	320	77	313
Net income (loss)	89	16	88	(55)
Equity in net income (loss) of affiliated companies, before reconciling adjustments	22	7	35	(26)
Other	(16)	—	(1)	8
Alcoa Corporation’s equity in net income (loss) of affiliated companies	6	7	34	(18)

Nine months ended September 30, 2023
Sales	$2,025	$516	$178	$354
Cost of goods sold	1,947	325	87	324
Net (loss) income	(390)	44	77	(70)
Equity in net (loss) income of affiliated companies, before reconciling adjustments	(98)	20	30	(34)
Other	(30)	1	(1)	(6)
Alcoa Corporation’s equity in net (loss) income of affiliated companies	(128)	21	29	(40)

The Company’s basis in the ELYSISTM Limited Partnership (ELYSIS) as of September 30, 2024 and 2023, included in Other in the table above, has been reduced to zero for its share of losses incurred to date. As a result, the Company has $66 in unrecognized losses as of September 30, 2024 that will be recognized upon additional contributions into the partnership.

On September 15, 2024, Alcoa entered into a share purchase and subscription agreement with Ma’aden, pursuant to which Alcoa agreed to sell its full ownership interest of 25.1% in the Saudi Arabia joint venture, comprised of the Ma’aden Bauxite and Alumina Company and the Ma’aden Aluminium Company, to Ma’aden in exchange for issuance by Ma’aden of 85,977,547 shares and $150 in cash (see Note C).

The results for the Saudi Arabia joint venture for the nine-month period of 2023 include an adjustment to the estimate for the settlement of a dispute with an industrial utility for periods in 2021 and 2022. Alcoa’s share of this adjustment is $41 which is included in Other expenses, net on the Statement of Consolidated Operations for the nine-month period of 2023. Alcoa’s total share of this dispute of $62 includes $21 that was recorded in the fourth quarter of 2022.

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

Alcoa Corporation guarantees the performance obligations of the Company subsidiaries, and unsold customer receivables are pledged as collateral to the financial institution to secure the sold receivables. The SPE held unsold customer receivables of $266 and $104 pledged as collateral against the sold receivables as of September 30, 2024 and December 31, 2023, respectively.

The Company continues to service the customer receivables that were transferred to the financial institution. As Alcoa collects customer payments, the SPE transfers additional receivables to the financial institution rather than remitting cash.

In the third quarter of 2024, the Company sold gross customer receivables of $286 and reinvested collections of $286 from previously sold receivables, resulting in no net cash remittance to the financial institution. In the nine-month period of 2024, the Company sold gross customer receivables of $886 and reinvested collections of $870 from previously sold receivables, resulting in net cash proceeds from the financial institution of $16.

In the third quarter of 2023, the Company sold gross customer receivables of $146 and reinvested collections of $94 from previously sold receivables, resulting in net cash proceeds from the financial institution of $52. In the nine-month period of 2023, the Company sold gross customer receivables of $320 and reinvested collections of $221 from previously sold receivables, resulting in net cash proceeds from the financial institution of $99.

Cash collections from previously sold receivables yet to be reinvested of $90 and $99 were included in Accounts payable, trade on the accompanying Consolidated Balance Sheet as of September 30, 2024 and December 31, 2023, respectively. Cash received from sold receivables under the agreement are presented within operating activities in the Statement of Consolidated Cash Flows.

J. Inventories

	September 30, 2024	December 31, 2023
Finished goods	$382	$355
Work-in-process	276	287
Bauxite and alumina	559	586
Purchased raw materials	621	700
Operating supplies	258	230
	$2,096	$2,158

K. Debt

Short-term Borrowings

Inventory Repurchase Agreements

The Company has entered into inventory repurchase agreements whereby the Company sold aluminum to a third party and agreed to subsequently repurchase substantially similar inventory. The Company did not record sales upon each shipment of inventory and the net cash received of $12 and $56 related to these agreements was recorded in Short-term borrowings within Other current liabilities on the Consolidated Balance Sheet as of September 30, 2024 and December 31, 2023, respectively. The associated inventory sold was reflected in Prepaid expenses and other current assets on the Consolidated Balance Sheet as of September 30, 2024 and December 31, 2023, respectively.

During the third quarter and nine-month period of 2024, the Company recorded borrowings of $45 (nine-month period only), and repurchased $19 and $89, respectively, of inventory related to these agreements. During the third quarter and nine-month period of 2023, the Company recorded borrowings of $55 and $80, respectively, and repurchased $23 and $38, respectively, of inventory related to these agreements.

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

The discount to the initial purchasers, as well as costs to complete the financing, were deferred and are being amortized to interest expense over the term of the 2031 Notes. Interest on the 2031 Notes is paid semi-annually in March and September, and interest payments commenced on September 15, 2024. The indenture contains customary affirmative and negative covenants that are similar to those included in the indenture that governs ANHBV’s 4.125% Senior Notes due 2029 issued in March 2021, such as limitations on liens, limitations on sale and leaseback transactions, a prohibition on a reduction in the ownership of AWAC entities below an agreed level, and the calculation of certain financial ratios.

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

As of September 30, 2024, the Company was in compliance with all financial covenants. The Company may access the entire amount of commitments under the Revolving Credit Facility. There were no borrowings outstanding at September 30, 2024 and December 31, 2023, and no amounts were borrowed during the third quarter and nine-month periods of 2024 and 2023 under the Revolving Credit Facility.

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

As of September 30, 2024, the Company was in compliance with all financial covenants. The Company may access the entire amount of commitments under the Japanese Revolving Credit Facility. There were no borrowings outstanding at September 30, 2024 and December 31, 2023. During the third quarter of 2024, no amounts were borrowed. During the nine-month period of 2024, $201 (29,686 JPY) was borrowed and $196 (29,686 JPY) was repaid. No amounts were borrowed during the third quarter and nine-month period of 2023 under the Japanese Yen Revolving Credit Facility.

On April 26, 2024, the Company entered into an amendment extending the maturity of the Japanese Yen Revolving Credit Facility to April 2025.

Alumina Limited Revolving Credit Facility

In connection with the acquisition of Alumina Limited, the Company assumed $385 of indebtedness as of August 1, 2024, representing the amount drawn on Alumina Limited’s revolving credit facility.

At acquisition, the Alumina Limited revolving credit facility had tranches maturing in October 2025 ($100), January 2026 ($150), July 2026 ($150), and June 2027 ($100). In August 2024, Alcoa cancelled the undrawn portions of the revolving credit facility maturing in July 2026 ($15) and June 2027 ($100). The Alumina Limited revolving credit facility contains a financial covenant limiting the incurrence of indebtedness. As of September 30, 2024, the Company was in compliance with such covenant.

The Alumina Limited revolving credit facility also contains a clause that allows a majority of lenders, upon a change of control, to issue a notice requiring repayment within 90 business days of issuing the notice (the 90-day Notice). The lenders have indicated their intention to delay issuing the 90-day Notice until at least December 1, 2024, providing additional time for Alcoa to consider potential repayment or refinancing options.

As of September 30, 2024, indebtedness under the Alumina Limited revolving credit facility is included in Long-term debt due within one year.

L. Pension and Other Postretirement Benefits

The components of net periodic benefit cost were as follows:

	Third quarter ended September 30,		Nine months ended September 30,
Pension benefits	2024	2023	2024	2023
Service cost	$3	$2	$8	$7
Interest cost(1)	27	27	81	87
Expected return on plan assets(1)	(34)	(35)	(104)	(111)
Recognized net actuarial loss(1)	7	7	23	21
Curtailments(2)	—	—	1	—
Settlements(2)	—	—	(1)	21
Net periodic benefit cost	$3	$1	$8	$25

	Third quarter ended September 30,		Nine months ended September 30,
Other postretirement benefits	2024	2023	2024	2023
Service cost	$1	$—	$2	$2
Interest cost(1)	6	7	18	20
Recognized net actuarial loss(1)	1	1	4	3
Amortization of prior service benefit(1)	(3)	(3)	(10)	(10)
Net periodic benefit cost	$5	$5	$14	$15

(1)
These amounts were reported in Other expenses, net on the accompanying Statement of Consolidated Operations (see Note P).
(2)
These amounts were reported in Restructuring and other charges, net on the accompanying Statement of Consolidated Operations and Cash Flows.

Plan Actions. In 2024, management initiated the following actions to a certain pension plan:

Action #1 – In January 2024, Alcoa announced the full curtailment of the Kwinana refinery. As a result, curtailment accounting was triggered within Alcoa’s Australian pension plan. The Company recorded a $1 decrease to Other noncurrent assets and recognized a curtailment loss of $1 ($0 after-tax) in Restructuring and other charges, net on the accompanying Statement of Consolidated Operations.

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

In the first, second, and third quarters of 2024, management made such elections related to the Company’s U.S. plans and intends to do so for the remainder of 2024. As a result, Alcoa’s minimum required contribution to defined benefit pension plans in 2024 is estimated to be approximately $18, of which approximately $4 was contributed to non-U.S. plans during the third quarter of 2024. In the nine-month period of 2024, $14 was contributed to non-U.S. plans.

In the third quarter of 2023, $11 was contributed to non-U.S. plans. In nine-month period of 2023, $20 was contributed to non-U.S. plans.

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

The following tables present the detail for Level 1 and 3 derivatives (see additional Level 3 information in further tables below):

	September 30, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
Level 1 derivative instruments	$5	$6	$16	$9
Level 3 derivative instruments	1	1,268	16	1,297
Total	$6	$1,274	$32	$1,306
Less: Current	5	267	29	214
Noncurrent	$1	$1,007	$3	$1,092

	2024		2023
Third quarter ended September 30,	Unrealized gain (loss) recognized in Other comprehensive loss	Realized loss reclassed from Other comprehensive loss to earnings	Unrealized (loss) gain recognized in Other comprehensive loss	Realized gain (loss) reclassed from Other comprehensive loss to earnings
Level 1 derivative instruments	$6	$(1)	$(11)	$22
Level 3 derivative instruments	(149)	(73)	(110)	(54)
Noncontrolling and equity interest (Level 2)	—	—	1	3
Total	$(143)	$(74)	$(120)	$(29)

For the third quarter of 2024, the realized loss of $1 on Level 1 cash flow hedges was recognized in Sales. For the third quarter of 2023, the realized gain of $22 on Level 1 cash flow hedges was recognized in Sales.

	2024		2023
Nine months ended September 30,	Unrealized loss recognized in Other comprehensive loss	Realized gain (loss) reclassed from Other comprehensive loss to earnings	Unrealized gain (loss) recognized in Other comprehensive loss	Realized gain (loss) reclassed from Other comprehensive loss to earnings
Level 1 derivative instruments	$(5)	$3	$20	$66
Level 3 derivative instruments	(174)	(205)	(87)	(164)
Noncontrolling and equity interest (Level 2)	—	1	1	5
Total	$(179)	$(201)	$(66)	$(93)

For the nine-month period of 2024, the realized gain of $3 on Level 1 cash flow hedges was recognized in Sales. For the nine-month period of 2023, the realized gain of $66 on Level 1 cash flow hedges was comprised of a $70 gain recognized in Sales and a $4 loss recognized in Cost of goods sold.

The following table presents the outstanding quantities of derivative instruments classified as Level 1:

	Classification	September 30, 2024	September 30, 2023
Aluminum (in kmt)	Commodity buy forwards	84	126
Aluminum (in kmt)	Commodity sell forwards	67	144
Foreign currency (in millions of euro)	Foreign exchange buy forwards	165	68
Foreign currency (in millions of euro)	Foreign exchange sell forwards	14	18
Foreign currency (in millions of Norwegian krone)	Foreign exchange buy forwards	66	185
Foreign currency (in millions of Brazilian real)	Foreign exchange buy forwards	246	734
Foreign currency (in millions of Canadian dollar)	Foreign exchange buy forwards	12	33
Foreign currency (in millions of Australian dollar)	Foreign exchange buy forwards	45	—

Alcoa Corporation routinely uses Level 1 aluminum derivative instruments to manage exposures to changes in the fair value of firm commitments for the purchases or sales of aluminum. Additionally, Alcoa uses Level 1 aluminum derivative instruments to manage LME exposures related to profitability improvement actions (expires December 2024), and the Alumar (Brazil) smelter restart (expired December 2023).

Alcoa Corporation uses Level 1 foreign exchange forward contracts to mitigate the risk of foreign exchange exposure related to euro power purchases in Norway (expires December 2027), U.S. dollar aluminum sales in Norway (expires June 2025), U.S. dollar alumina and aluminum sales in Brazil (expires August 2025), U.S. dollar aluminum sales in Canada (expires March 2025), and U.S. dollar alumina sales in Australia (expires December 2026).

Additional Level 3 Disclosures

The following table presents quantitative information related to the significant unobservable inputs described above for Level 3 derivative instruments (megawatt hours in MWh):

	September 30, 2024	Unobservable Input	Unobservable Input Range
Asset Derivatives
Financial contracts (undesignated)	$1	Interrelationship of forward energy price, LME forward price, and the Consumer Price Index	Electricity (per MWh)	2024: $36.15 2025: $48.99
			LME (per mt)	2024: $2,620
				2025: $2,634
Total Asset Derivatives	$1
Liability Derivatives
Power contract	$175	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2024: $2,620 2027: $2,748
			Electricity	Rate of 4 million MWh per year
Power contracts	1,089	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2024: $2,620 2029: $2,795 2036: $2,995
			Midwest premium (per pound)	2024: $0.1930 2029: $0.2300 2036: $0.2300
			Electricity	Rate of 18 million MWh per year
Power contract	2	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2024: $2,620 2024: $2,613
			Midwest premium (per pound)	2024: $0.1930 2024: $0.1975
			Electricity	Rate of 2 million MWh per year
Power contract (undesignated)	2	Estimated spread between the 30-year debt yield of Alcoa and the counterparty	Credit spread	1.61%: 30-year debt yield spread 6.59%: Alcoa (estimated) 4.98%: counterparty
Total Liability Derivatives	$1,268

The fair values of Level 3 derivative instruments recorded in the accompanying Consolidated Balance Sheet were as follows:

Asset Derivatives	September 30, 2024	December 31, 2023
Derivatives not designated as hedging instruments:
Current—financial contracts	$1	$16
Total derivatives not designated as hedging instruments	$1	$16
Total Asset Derivatives	$1	$16
Liability Derivatives
Derivatives designated as hedging instruments:
Current—power contracts	$262	$210
Noncurrent—power contracts	1,004	1,087
Total derivatives designated as hedging instruments	$1,266	$1,297
Derivatives not designated as hedging instruments:
Current—embedded credit derivative	$1	$—
Noncurrent—embedded credit derivative	1	—
Total derivatives not designated as hedging instruments	$2	$—
Total Liability Derivatives	$1,268	$1,297

Assuming market rates remain constant with the rates at September 30, 2024, a realized loss of $262 related to power contracts is expected to be recognized in Sales over the next 12 months.

At September 30, 2024 and December 31, 2023, the power contracts with embedded derivatives designated as cash flow hedges include hedges of forecasted aluminum sales of 1,287 kmt and 1,456 kmt, respectively.

The following tables present the reconciliation of activity for Level 3 derivative instruments:

Assets
Third quarter ended September 30, 2024	Financial contracts
July 1, 2024	$34
Total gains or losses included in:
Other expenses, net (unrealized/realized)	(8)
Settlements and other	(25)
September 30, 2024	$1
Change in unrealized gains or losses included in earnings for derivative instruments held at September 30, 2024:
Other expenses, net	$(8)

	Liabilities
Third quarter ended September 30, 2024	Power contracts	Embedded credit derivative
July 1, 2024	$1,190	$1
Total gains or losses included in:
Sales (realized)	(73)	—
Other expenses, net (unrealized/realized)	—	2
Other comprehensive income (unrealized)	149	—
Settlements and other	—	(1)
September 30, 2024	$1,266	$2
Change in unrealized gains or losses included in earnings for derivative instruments held at September 30, 2024:
Other expenses, net	$—	$2

Assets
Nine months ended September 30, 2024	Financial contracts
January 1, 2024	$16
Total gains or losses included in:
Other income, net (unrealized/realized)	42
Settlements and other	(57)
September 30, 2024	$1
Change in unrealized gains or losses included in earnings for derivative instruments held at September 30, 2024:
Other income, net	$42

	Liabilities
Nine months ended September 30, 2024	Power contracts	Embedded credit derivative
January 1, 2024	$1,297	$—
Total gains or losses included in:
Sales (realized)	(205)	—
Other expenses, net (unrealized/realized)	—	3
Other comprehensive income (unrealized)	174	—
Settlements and other	—	(1)
September 30, 2024	$1,266	$2
Change in unrealized gains or losses included in earnings for derivative instruments held at September 30, 2024:
Other expenses, net	$—	$3

There were no purchases, sales, or settlements of Level 3 derivative instruments in the periods presented.

Other Financial Instruments

The carrying values and fair values of Alcoa Corporation’s other financial instruments were as follows:

	September 30, 2024		December 31, 2023
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$1,313	$1,313	$944	$944
Restricted cash	97	97	103	103
Short-term borrowings	12	12	56	56
Long-term debt due within one year	464	464	79	79
Long-term debt, less amount due within one year	2,469	2,542	1,732	1,702

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

N. Income Taxes – Alcoa Corporation’s estimated annualized effective tax rate (AETR) for 2024 as of September 30, 2024 differs from the U.S. federal statutory rate of 21% primarily due to losses in certain jurisdictions with full valuation allowances resulting in no tax benefit. In addition, income in foreign jurisdictions with higher statutory tax rates contribute to the variance from 21%.

	Nine months ended September 30,
	2024	2023
Loss before income taxes	$(49)	$(507)
Estimated annualized effective tax rate	133.4%	(18.9)%
Income tax (benefit) expense	$(65)	$96
Unfavorable tax impact related to losses in jurisdictions with no tax benefit	197	—
Discrete tax benefit	(3)	(57)
Provision for income taxes	$129	$39

Alcoa Australia Holdings Pty Ltd (AAH), a wholly-owned indirect subsidiary of Alcoa, made an election prior to July 31, 2024 that resulted in Alcoa’s other wholly-owned Australian subsidiaries joining AAH’s tax consolidated group (the AAH Tax Consolidated Group). As a result of the acquisition of Alumina Limited, Alumina Limited and all of its Australian subsidiaries, as well as AofA and all of its subsidiaries, joined the AAH Tax Consolidated Group on August 1, 2024. Upon acquisition, Alcoa recognized a deferred tax asset (and a corresponding increase to Additional capital) of $121 primarily related to the portion of Alumina Limited’s Australian net operating loss carryforwards that the Company has determined are more likely than not to be realized as a result of the consolidated return election.

The Inflation Reduction Act of 2022 (IRA) contains a number of tax credits and other incentives for investments in renewable energy production, carbon capture, and other climate-related actions, as well as the production of critical minerals. In December 2023, the U.S. Treasury issued guidance on Section 45X of the Advanced Manufacturing Tax Credit. The Notice of Proposed Rulemaking (the Proposed Regulations) clarified that commercial grade aluminum could qualify for the credit, which was designed to incentivize domestic production of critical materials important for the global transition to renewable energy. In the third quarter and nine-month period of 2024, the Company recorded benefits of $11 and $30 in Cost of goods sold, respectively, related to its Massena West smelter (New York) and its Warrick smelter (Indiana). As of September 30, 2024, benefits of $36 were included in Other receivables and $30 were included in Other noncurrent assets on the Consolidated Balance Sheet. As of December 31, 2023, benefits of $36 were included in Other receivables on the Consolidated Balance Sheet.

On October 24, 2024, the U.S. Treasury finalized the Proposed Regulations under Section 45X with important modifications including the ability to include the cost of certain direct and indirect materials in the cost base of the credit. The Proposed Regulation on the definition of aluminum was not finalized; the U.S. Treasury has indicated it will finalize the definition at a later date. Alcoa is currently evaluating the impacts to the Company’s results of operations.

O. Contingencies and Commitments

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

Alcoa Corporation’s environmental remediation reserve balance reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. The following table details the changes in the carrying value of recorded environmental remediation reserves:

Balance at December 31, 2022	$284
Liabilities incurred	39
Cash payments	(55)
Reversals of previously recorded liabilities	(1)
Foreign currency translation and other	1
Balance at December 31, 2023	268
Liabilities incurred	13
Cash payments	(30)
Reversals of previously recorded liabilities	(11)
Balance at September 30, 2024	$240

At September 30, 2024 and December 31, 2023, the current portion of the environmental remediation reserve balance was $58 and $66, respectively.

During the third quarter and nine-month period of 2024, the Company incurred liabilities of $12 and $13, respectively, primarily related to ongoing remediation work at both operating and previously closed sites. The Company incurred liabilities of $8 (both periods), which were recorded in Cost of goods sold and $4 and $5 in the third quarter and nine-month period of 2024, respectively, which were recorded in Restructuring and other charges, net on the accompanying Statement of Consolidated Operations. Payments related to remediation expenses applied against the reserve were $14 and $30 in the third quarter and nine-month period of 2024, respectively. These amounts include mandated expenditures as well as those not required by any regulatory authority or third party. Further, the Company recorded a reversal of a reserve of $11 (both periods) due to the determination that certain site remediation at the previously closed Point Comfort refinery is no longer required, which was recorded in Restructuring and other charges, net on the Statement of Consolidated Operations.

During the third quarter and nine-month period of 2023, the Company incurred liabilities of $20 and $38, respectively. The Company incurred liabilities of $14 (nine-month period only) primarily related to the closure of the previously curtailed Intalco aluminum smelter and $13 (both periods) for ongoing remediation work at the previously closed Longview (Washington) site, which were recorded in Restructuring and other charges, net on the Statement of Consolidated Operations. The Company incurred liabilities of $7 (both periods) and $4 (nine-month period only) for ongoing remediation work at various other sites, which were recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. Payments related to remediation expenses applied against the reserve were $19 and $42 in the third quarter and nine-month period of 2023, respectively. These amounts include mandated expenditures as well as those not required by any regulatory authority or third party. Further, the Company recorded a reversal of a reserve of $1 during the nine-month period of 2023 due to the determination that certain remaining site remediation is no longer required.

The estimated timing of cash outflows from the environmental remediation reserve at September 30, 2024 was as follows:

2024 (excluding the nine months ended September 30, 2024)	$30
2025 – 2029	110
Thereafter	100
Total	$240

Reserve balances at September 30, 2024 and December 31, 2023, associated with significant sites with active remediation underway or for future remediation were $182 and $211, respectively. In management’s judgment, the Company’s reserves are sufficient to satisfy the provisions of the respective action plans. Upon changes in facts or circumstances, a change to the reserve may be required. The Company’s significant sites include:

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

Point Comfort, Texas—The reserve associated with the 2019 closure of the Point Comfort alumina refinery is for disposal of industrial wastes contained at the site, subsurface remediation, and post-closure monitoring and maintenance. While it was determined that certain site remediation was no longer required in the third quarter of 2024, the final remediation plan is currently being developed and may result in a change to the existing reserve.

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

In May 2022, the Company received a Notice of Violation (NOV) from the U.S. Environmental Protection Agency (the EPA). The NOV alleges violations under the Clean Air Act at the Company’s Intalco smelter from when the smelter was operational. The EPA referred the matter to the U.S. Department of Justice, Environment and Natural Resources Division (the DOJ) in May 2022. The DOJ and the Company agreed to a stipulated settlement, which was filed with the United States District Court for the Western District of Washington at Seattle on July 18, 2024, requiring the Company to pay a civil fine of $5. An accrual for this matter was included within Other current liabilities on the Consolidated Balance Sheet as of September 30, 2024. On October 15, 2024, the Court approved the stipulated settlement of $5, and payment has been remitted by the Company.

Other Sites—The Company is in the process of decommissioning various other plants and remediating sites in several countries for potential redevelopment or to return the land to a natural state. In aggregate, there are remediation projects at 32 other sites that are planned or underway. These activities will be completed at various times in the next three to five years, after which ongoing monitoring and other activities may be required. At September 30, 2024 and December 31, 2023, the reserve balance associated with these activities was $58 and $57, respectively.

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

In February 2022, the RFB notified AWAB that it had inspected the value added tax credits claimed for 2012 and disallowed $4 (R$19). In its decision, the RFB allowed credits of $14 (R$65) that were similar to those previously disallowed for 2009 through 2011. In July 2022, the RFB notified AWAB that it had inspected the value added tax credits claimed for 2013 and disallowed $13 (R$66). In its decision, the RFB allowed credits of $10 (R$53) that were similar to those previously disallowed for 2009 through 2011. AWAB received the 2012 allowed credits with interest of $9 (R$44) in March 2022 and the 2013 allowed credits with interest of $6 (R$31) in August 2022. The decisions on the 2012 and 2013 credits provide positive evidence to support management’s opinion that there is no basis for these credits to be disallowed. AWAB will continue to dispute the credits that were disallowed for 2012 and 2013. If AWAB is successful in this administrative process, the RFB would have no further recourse. If unsuccessful in this process, AWAB has the option to litigate at a judicial level. Separately from AWAB’s administrative appeal, in June 2015, a new tax law was enacted repealing the provisions in the tax code that were the basis for the RFB assessing a 50% penalty in this matter. As such, the estimated range of reasonably possible loss for these matters is $0 to $56 (R$305). It is management’s opinion that the allegations have no basis; however, at this time, the Company is unable to reasonably predict an outcome for this matter.

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

In accordance with the ATO’s dispute resolution practices, AofA paid 50% of the assessed income tax amount exclusive of interest and any penalties, or approximately $74 (A$107), during the third quarter 2020, and the ATO is not expected to seek further payment prior to final resolution of the matter. If AofA is ultimately successful, any amounts paid to the ATO as part of the 50% payment would be refunded. AofA funded the payment with cash on hand and recorded the payment within Other noncurrent assets as a noncurrent prepaid tax asset; at September 30, 2024 the related balance was $74 (A$107).

Interest on the unpaid tax continues to accrue during the dispute, which, along with the initial interest assessment, is deductible against taxable income by AofA. Beginning in the third quarter of 2020, AofA applied this deduction and total reductions in cash tax payments of $222 (A$322) and $199 (A$293) are reflected within Other noncurrent liabilities and deferred credits as a noncurrent accrued tax liability at September 30, 2024 and December 31, 2023, respectively. If AofA is ultimately successful, the interest would be taxable as income in the year the dispute is resolved, and accrued cash taxes would be paid to the ATO ($222 (A$322) accrued as of September 30, 2024).

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

In March 2022, the Superior Court of the Virgin Islands issued an amended case management order dividing complaints filed in the Red Dust docket into groups of 50 complaints, designated Groups A through I. The parties selected 10 complaints from Group A to proceed to trial as the Group A lead cases. In May 2024, the Court issued an amended case management order with regard to the Group A lead cases scheduling trials to begin in November 2024. The Court further ordered the parties to participate in mediation on or before August 31, 2024. After completing its case analysis in the second quarter of 2024, the Company recorded a reserve for its estimate of probable loss and a related receivable for insurance proceeds with no material impact to the results of operations. Alcoa participated in the court-ordered mediation in August 2024 and reached a settlement agreement to resolve the matter in its entirety, which resulted in no further impact to Alcoa’s results of operations. The settlement agreement is conditioned upon obtaining signed release agreements or dismissals from every plaintiff, which is expected to be completed in early 2025.

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

Contingencies

In December 2023, AofA committed to provide a bank guarantee in connection with the approval of the Company’s five-year mine plans that were referred to the Western Australia Environmental Protection Agency (WA EPA), which demonstrates Alcoa’s confidence that its operations will not impair drinking water supplies. On September 30, 2024 and October 1, 2024, AofA delivered bank guarantees totaling $69 (A$100). After March 27, 2025, Alcoa may, with the Western Australian government’s consent, replace the bank guarantee with a parent company guarantee or a surety bond. The requirement to provide financial assurance will expire upon the completion of the WA EPA’s assessment of the Company’s five-year mine plans.

P. Other Financial Information

Other Expenses, Net

	Third quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Equity loss	$19	$40	$24	$179
Foreign currency (gains) losses, net	(6)	42	75	(13)
Net loss (gain) from asset sales	1	(1)	18	14
Net loss (gain) on mark-to-market derivative instruments	10	20	(39)	3
Non-service costs – pension and other postretirement benefits	4	4	12	10
Other, net	(16)	(20)	(41)	(48)
	$12	$85	$49	$145

Other Noncurrent Assets

	September 30, 2024	December 31, 2023
Prepaid gas transmission contract	$307	$297
Value added tax credits	282	336
Gas supply prepayment	259	283
Deferred mining costs, net	195	187
Prepaid pension benefit	160	125
Goodwill	144	146
Noncurrent prepaid tax asset	74	73
Noncurrent restricted cash	53	71
Intangibles, net	34	37
Other	135	95
	$1,643	$1,650

Cash and Cash Equivalents and Restricted Cash

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$1,313	$944
Current restricted cash	44	32
Noncurrent restricted cash	53	71
	$1,410	$1,047

Q. Supplier Finance Programs

The Company has various supplier finance programs with third-party financial institutions that are made available to suppliers to facilitate payment term negotiations. Under the terms of these agreements, participating suppliers receive payment in advance of the payment date from third-party financial institutions for qualifying invoices. Alcoa’s obligations to its suppliers, including amounts due and payment terms, are not impacted by its suppliers’ participation in these programs. The Company does not pledge any assets as security or provide any guarantees beyond payment of outstanding invoices at maturity under these arrangements. The Company does not pay fees to the financial institutions under these arrangements. At September 30, 2024 and December 31, 2023, qualifying supplier invoices outstanding under these programs were $103 and $104, respectively, and have payment terms ranging from 50 to 110 days. These obligations are included in Accounts payable, trade on the accompanying Consolidated Balance Sheet.

R. Subsequent Events

On October 16, 2024, the Board of Directors declared a quarterly cash dividend of $0.10 per share of the Company’s common stock (including common stock underlying CDIs) and Series A convertible preferred stock, to be paid on November 15, 2024 to stockholders of record as of the close of business on October 29, 2024. Dividends on Alcoa’s common and preferred stock are paid in U.S. dollars. Dividends on common stock underlying CDIs paid in a currency other than the U.S. dollar will be determined using foreign currency exchange rates as of November 11, 2024.

On October 16, 2024, Alcoa announced that it is progressing toward entering into a strategic cooperation agreement with IGNIS Equity Holdings, SL (IGNIS EQT), the majority shareholder in the IGNIS Group of Companies, a vertically integrated energy company based in Spain, to support the continued operation of the San Ciprián complex. Under the proposed agreement, Alcoa would maintain a majority ownership share of the San Ciprián complex, including continuing as the managing operator, with IGNIS EQT holding 25 percent. The proposed agreement is conditional upon delivery of key areas of cooperation with San Ciprián’s stakeholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per-share amounts, average realized prices, and average cost amounts; metric tons in thousands (kmt); dry metric tons in millions (mdmt))

Business Update

During the third quarter 2024, Alcoa continued to execute on its strategic priorities while progressing improvement in its operations as described below.

Alcoa completed the acquisition of Alumina Limited on August 1, 2024. The acquisition enhances Alcoa’s position as a leading pure play, upstream aluminum company globally, while simplifying the Company’s corporate structure and governance, resulting in greater financial flexibility and strategic optionality.

On September 15, 2024, Alcoa announced the sale of its 25.1% interest in the Saudi Arabia joint venture to Ma’aden. This decision aligns with the Company’s ongoing efforts to streamline its operations and is expected to provide Alcoa with enhanced financial flexibility.

On October 16, 2024, Alcoa announced that it is progressing toward entering into a strategic cooperation agreement with IGNIS EQT to support the continued operation of the San Ciprián complex. The proposed agreement is conditional upon delivery of key areas of cooperation with San Ciprián’s stakeholders.

During the third quarter of 2024, Alcoa continued to advance mine approvals for the next major Australian mine regions (Myara North and Holyoake) which were referred for accredited assessment by the Western Australia Environmental Protection Agency (WA EPA) under the bilateral assessment process (Accredited Assessment). Alcoa is focused on modernizing its approvals framework for bauxite mining in the region and securing certainty for ongoing and future operations.

The Company continued to execute initiatives to further enhance its operations and reduce controllable costs during the third quarter of 2024. The Mosjøen smelter (Norway) and the Company’s smelters in Canada set year-to-date production records, while the Alumar smelter steadily improved stability and increased operating capacity to approximately 76 percent at September 30, 2024.

Saudi Arabia Joint Venture

On September 15, 2024, Alcoa entered into a share purchase and subscription agreement with Ma’aden, pursuant to which Alcoa agreed to sell its full ownership interest of 25.1% in the Saudi Arabia joint venture, comprised of the Ma’aden Bauxite and Alumina Company and the Ma’aden Aluminium Company, to Ma’aden in exchange for issuance by Ma’aden of approximately 86 million shares and $150 in cash. The implied value of the shares was $950 as of September 12, 2024, based on the volume-weighted average share price of Ma’aden for the previous 30 calendar days. The shares of Ma’aden will be subject to transfer and sale restrictions. Alcoa will hold its Ma’aden shares for a minimum of three years, with one-third of the shares becoming transferable after each of the third, fourth, and fifth anniversaries of closing of the transaction (the holding period). During the holding period, Alcoa would be permitted to hedge and borrow against its Ma’aden shares. Under certain circumstances, such minimum holding period would be reduced. The transaction is subject to regulatory approvals, approval by Ma’aden’s shareholders, and other customary closing conditions and is expected to close in the first half of 2025. The carrying value of Alcoa’s investment was $538 as of September 30, 2024.

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

At closing, Alumina Shares outstanding of 2,760,056,014 and 141,625,403 were exchanged for 78,772,422 and 4,041,989 shares of Alcoa common stock and Alcoa preferred stock, respectively. Based on Alcoa’s closing share price as of July 31, 2024, the Agreed Ratio implied a value of A$1.45 per Alumina Share and aggregate purchase consideration of approximately $2,700 for Alumina Limited.

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

The transaction consisted in substance of the acquisition of Alumina Limited’s noncontrolling interest in AWAC ($1,472), the assumption of Alumina Limited’s indebtedness ($385), the recognition of deferred tax assets ($121) primarily related to Alumina Limited’s prior net operating losses, and the acquisition of cash ($9) and other current liabilities ($1). The transaction was accounted for as an equity transaction where net assets acquired ($1,216) and transaction costs ($32) were reflected as an increase to Additional capital.

Net income attributable to noncontrolling interest was recognized through July 31, 2024 and was $8 in the third quarter of 2024.

Australia Mine Plan Approvals

The Company continued to advance mine approvals for the next major Australian mine regions (Myara North and Holyoake), which were referred for accredited assessment by the WA EPA under the Accredited Assessment. Alcoa began the process in 2020, is focused on receiving approval by the first quarter of 2026, and anticipates mining in new regions will commence no earlier than 2027. Until then, the Company expects bauxite quality will remain similar to recent grades.

During the third quarter of 2024, the WA EPA set an indicative timeline for the next key step in the approval process, the public comment period, for early 2025.

The Company continues work to seek annual endorsement from the Western Australian State Government for its rolling five-year mine plan. Separately, a third-party referred the Company’s current five-year mine plan to the WA EPA in 2023 for assessment (Third-Party Referral). This Third-Party Referral remains under assessment, and it is expected that the public comment period will also be in early 2025 in accordance with the WA EPA streamlined process.

The Company is committed to working collaboratively with the WA EPA and other stakeholders to achieve the indicative timelines set by the WA EPA.

Additionally, the Company is evaluating conditions recommended by the WA EPA in similar accredited assessment processes to address the majority of relevant published conditions in the Company’s Environmental Review Document, which Alcoa will submit as part of the Accredited Assessment prior to the upcoming public comment period.

Portfolio Actions

Portfolio Review

In October 2024, the Company completed its five-year strategic portfolio review to improve cost positioning, or curtail, close, or divest 1.5 million and 4 million metric tons of smelting and refining capacity, respectively. The Company reached approximately 93 percent of its target for smelting capacity with the decision to restart capacity at the Warrick smelter completed in the first quarter 2024, and exceeded its target for refining capacity with the decision to curtail the Kwinana refinery in January 2024. The Company continues to evaluate assets for opportunities for improvement to remain profitable throughout all cycles.

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

As of March 2024, the refinery had approximately 780 employees and this number was reduced to approximately 300 in the third quarter of 2024 to manage certain processes that are expected to continue into 2025. At that time, the employee number will be further reduced to approximately 50.

San Ciprián Operations

On October 16, 2024, Alcoa announced that it is progressing toward entering into a strategic cooperation agreement with IGNIS EQT, the majority shareholder in the IGNIS Group of Companies, a vertically integrated energy company based in Spain, to support the continued operation of the San Ciprián complex.

Under the proposed agreement, Alcoa would contribute approximately $82 (€75), and IGNIS EQT would make an initial investment of approximately $27 (€25) to fund the operations. Alcoa would continue as the managing operator of the San Ciprián complex, with IGNIS EQT holding 25 percent ownership. Additionally, up to approximately $109 (€100) would be funded by Alcoa as needed for operations with a priority position in future cash returns. Further funding would require agreement by both partners and would be shared 75 percent by Alcoa and 25 percent by IGNIS EQT.

Alcoa has operated the San Ciprián complex for a number of years in a challenging economic environment, primarily due to the high cost of energy. In the first quarter of 2024, Alcoa launched a sale process while also working to identify solutions for the long-term viability of the operations.

Despite sharing information with 60 potential investors, no viable bid was made for 100 percent of the San Ciprián complex. The potential partnership with IGNIS EQT emerged as an alternative for San Ciprián in which Alcoa can leverage its expertise in managing global aluminum operations, combined with IGNIS EQT’s strong knowledge of energy markets, to create value via market access and energy management services.

The proposed agreement is conditional upon delivery of key areas of cooperation with San Ciprián’s stakeholders, including the Spanish National Government, the Xunta de Galicia, and San Ciprián employees and workers’ representatives. Key areas include:

•
Materially higher carbon dioxide compensation support;
•
Permitting of power generation projects, especially those with existing agreements with San Ciprián;
•
Support and approval for the bauxite residue area capital project; and,
•
Flexibility within the February 2023 updated viability agreement, including access to restricted cash for operating needs and deferral or substitution of capital improvement commitments.

The refinery and smelter incurred substantial losses in the nine months of 2024 and in prior years, which have been funded with internal credit lines that are nearing their limits and for which the operations have no ability to repay. The operations have approximately $60 of available funding with cash on hand and availability under internal credit lines. Although aluminum and alumina prices have improved during 2024, the San Ciprián complex remains unviable based on current and forward market assumptions for delivered energy in Spain and sales prices. While the Company had restricted cash of $86 remaining at September 30, 2024 (see Aluminum below) to be made available for capital improvements at the site and smelter restart costs, the workers’ representatives have rejected the use of this cash to fund operating losses at the smelter. Based on economic conditions as of September 30, 2024, the San Ciprián operations are expected to incur losses in 2024 and barring finalizing a partnership agreement with IGNIS EQT, Alcoa anticipates that available funding will be exhausted by the end of 2024.

Warrick Operations

During the first quarter of 2024, the Company completed the restart of one potline (54,000 mtpy) at its Warrick Operations site in Indiana that began in October 2023, and incurred restart expenses of $3.

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

The Company paid a quarterly cash dividend of $0.10 per share of the Company’s common stock (including common stock underlying CDIs) and Series A convertible preferred stock in August 2024, totaling $26.

See the below sections for additional details on the above-described actions.

Results of Operations

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the quarterly and year-to-date periods outlined in the table below.

Selected Financial Data:

	Quarter ended		Nine months ended
	Sequential		Year-to-date
Statement of Operations	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Sales	$2,904	$2,906	$8,409	$7,956
Cost of goods sold (exclusive of expenses below)	2,393	2,533	7,330	7,388
Selling, general administrative, and other expenses	66	69	195	162
Research and development expenses	16	13	40	25
Provision for depreciation, depletion, and amortization	159	163	483	469
Restructuring and other charges, net	30	18	250	195
Interest expense	44	40	111	79
Other expenses (income), net	12	(22)	49	145
Total costs and expenses	2,720	2,814	8,458	8,463
Income (loss) before income taxes	184	92	(49)	(507)
Provision for income taxes	86	61	129	39
Net income (loss)	98	31	(178)	(546)
Less: Net income (loss) attributable to noncontrolling interest	8	11	(36)	(45)
Net income (loss) attributable to Alcoa Corporation	$90	$20	$(142)	$(501)

	Quarter ended		Nine months ended
Selected Financial Metrics	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Diluted income (loss) per share attributable to Alcoa Corporation common shareholders	$0.38	$0.11	$(0.72)	$(2.81)
Third-party shipments of alumina (kmt)	2,052	2,267	6,716	6,439
Third-party shipments of aluminum (kmt)	638	677	1,949	1,853
Average realized price per metric ton of alumina	$485	$399	$416	$362
Average realized price per metric ton of aluminum	$2,877	$2,858	$2,787	$2,880
Average Alumina Price Index (API)(1)	$496	$392	$415	$346
Average London Metal Exchange (LME) 15-day lag(2)	$2,372	$2,486	$2,353	$2,270

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

Overview

Sequential period comparison

Net income (loss) attributable to Alcoa Corporation was $90 in the third quarter of 2024 compared with $20 in the second quarter of 2024. The favorable change of $70 is primarily a result of:

•
Increased alumina prices
•
Favorable currency revaluation impacts
•
Absence of Net income attributable to noncontrolling interest for the full quarter

Partially offset by:

•
Unfavorable mark-to-market results on derivative instruments
•
Unfavorable equity earnings
•
Higher taxes on higher earnings

Year-to-date comparison

Net income (loss) attributable to Alcoa Corporation was $(142) in the nine-month period of 2024 compared with $(501) in the nine-month period of 2023. The favorable change of $359 is primarily a result of:

•
Favorable raw material and energy costs
•
Higher average realized price of alumina
•
Lower equity losses
•
Favorable mark-to-market results on derivative instruments

Partially offset by:

•
Higher taxes on higher earnings
•
Unfavorable currency revaluation impacts
•
Lower average realized price of aluminum
•
Higher restructuring charges
•
Decrease in value add product sales
•
Unfavorable selling, general administrative, and other expenses
•
Higher interest expense

Sales

Sequential period comparison

Sales decreased $2 primarily as a result of:

•
Lower shipments of aluminum and alumina
•
Lower trading activities

Partially offset by:

•
Higher average realized price of alumina

Year-to-date comparison

Sales increased $453 primarily as a result of:

•
Higher average realized price of alumina
•
Higher shipments of aluminum and alumina
•
Increased offtake from an aluminum joint venture supply agreement

Partially offset by:

•
Lower trading activities
•
Lower volumes and price from bauxite offtake and supply agreements
•
Decrease in value add product sales
•
Lower average realized price of aluminum

Cost of goods sold

Sequential period comparison

Cost of goods sold as a percentage of sales decreased 5% primarily as a result of:

•
Higher average realized price of alumina

Partially offset by:

•
Higher average alumina input costs in the Aluminum segment

Year-to-date comparison

Cost of goods sold as a percentage of sales decreased 6% primarily as a result of:

•
Favorable raw material costs
•
Higher average realized price of alumina
•
Lower energy costs across both segments

Partially offset by:

•
Lower average realized price of aluminum
•
Decrease in value add product sales
•
Higher production costs primarily in the Alumina segment

Selling, general administrative, and other expenses

Selling, general administrative, and other expenses decreased $3 in comparison to the second quarter of 2024 primarily due to lower labor costs. Selling, general administrative, and other expenses increased $33 as compared to the nine-month period of 2023 primarily as a result of higher labor costs.

Provision for depreciation, depletion, and amortization

Sequential period comparison

Depreciation decreased $4 primarily as a result of:

•
Lower depreciation due to the absence of write off of assets for projects no longer being pursued
•
Favorable currency impacts

Year-to-date comparison

Depreciation increased $14 primarily as a result of:

•
Higher depreciation in Brazil and Australia for mine reclamation and bauxite residue storage asset retirement obligations

Interest expense

Interest expense increased $4 in comparison to the second quarter of 2024 and increased $32 in comparison to the nine-month period of 2023. The sequential increase is primarily a result of the assumption of Alumina Limited’s revolving credit facility. The year-to-date increase is a result of the interest incurred on the $750 7.125% Senior Notes issued in March 2024 and the Alumina Limited revolving credit facility.

Other expenses (income), net

Sequential period comparison

Other expenses (income), net was $12 in the third quarter of 2024 compared with $(22) in the second quarter of 2024. The unfavorable change of $34 was primarily a result of:

•
Unfavorable mark-to-market results on derivative instruments due to lower power prices in the current quarter
•
Decrease in equity income from the Ma’aden aluminum joint venture primarily due to higher raw material and production costs
•
Higher ELYSIS capital contributions, increasing loss recognition

Partially offset by:

•
Favorable currency revaluation impacts primarily due to absence of losses recognized in the second quarter due to the U.S. dollar strengthening against the Brazilian real, partially offset by gains in the current quarter due to U.S dollar weakening against the Brazilian real
•
Increase in equity income from the Ma’aden bauxite and alumina joint venture primarily due to higher shipments and higher alumina prices

Year-to-date comparison

Other expenses (income), net was $49 in the nine-month period of 2024 compared with $145 in the nine-month period of 2023. The favorable change of $96 was primarily a result of:

•
Decrease in equity losses from the Ma’aden aluminum joint venture primarily due to the absence of a charge for a utility settlement and higher shipments
•
Favorable mark-to-market results on derivative instruments primarily due to higher power prices in the current year
•
Decrease in equity losses from the Ma’aden bauxite and alumina joint venture primarily due to higher alumina prices, higher shipments and lower production costs
•
Lower ELYSIS capital contributions, reducing loss recognition

Partially offset by:

•
Unfavorable currency revaluation impacts primarily due to the U.S. dollar strengthening against the Brazilian real in the current year, partially offset by the absence of gains recognized in the prior year due to the U.S. dollar weakening against the Brazilian real

Restructuring and other charges, net

Sequential period comparison

In the third quarter of 2024, Restructuring and other charges, net of $30 primarily related to:

•
$14 to record net additional environmental and asset retirement obligation reserves at previously closed locations
•
$12 for contract termination costs at a previously closed location
•
$4 for the Wenatchee take-or-pay energy contract

In the second quarter of 2024, Restructuring and other charges, net of $18 primarily related to:

•
$8 for the curtailment of the Kwinana refinery
•
$8 for the Wenatchee take-or-pay energy contract

Year-to-date comparison

In the nine-month period of 2024, Restructuring and other charges, net of $250 primarily related to:

•
$205 for the curtailment of the Kwinana refinery
•
$16 for the Wenatchee take-or-pay energy contract
•
$15 to record net additional environmental and asset retirement obligation reserves at previously closed locations
•
$12 for contract termination costs at a previously closed location

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
•
$15 to record additional environmental and asset retirement obligation reserves at previously closed locations
•
$10 for employee termination and severance costs, primarily related to Kwinana refinery productivity program

Provision for income taxes

Sequential period comparison

The Provision for income taxes in the third quarter of 2024 was $86 on income before taxes of $184 or 46.7%. In comparison, the second quarter of 2024 Provision for income taxes was $61 on income before taxes of $92 or 66.3%.

The increase in tax expense of $25 is primarily attributable to net higher income in the jurisdictions where taxes are paid.

Year-to-date comparison

The Provision for income taxes in the nine-month period of 2024 was $129 on a loss before taxes of $(49) or (263.3)%. In comparison, the nine-month period of 2023 Provision for income taxes was $39 on a loss before taxes of $(507) or (7.7)%.

The increase in tax expense of $90 is primarily attributable to net higher income in the jurisdictions where taxes are paid.

Noncontrolling interest

Sequential period comparison

Net income attributable to noncontrolling interest was $8 in the third quarter of 2024 compared with $11 in the second quarter of 2024. These amounts are entirely related to Alumina Limited’s 40% ownership interest in several affiliated operating entities prior to Alcoa’s acquisition of Alumina Limited on August 1, 2024.

Net income attributable to noncontrolling interest in the third quarter of 2024 reflects favorable average realized price of alumina, partially offset by elimination of intercompany profit in inventory. Net income attributable to noncontrolling interest in the second quarter of 2024 was driven by favorable average realized price of alumina and favorable mark-to-market results on derivative instruments.

Year-to-date comparison

Net loss attributable to noncontrolling interest was $(36) in the nine-month period of 2024 compared with $(45) in the nine-month period of 2023. These amounts are entirely related to Alumina Limited’s 40% ownership interest in several affiliated operating entities prior to Alcoa’s acquisition of Alumina Limited on August 1, 2024.

Net loss attributable to noncontrolling interest in the nine-month period of 2024 was driven by restructuring costs partially offset by favorable average realized price of alumina. Net loss attributable to noncontrolling interest in the nine-month period of 2023 reflects unfavorable production and raw material costs, and equity losses from the Ma’aden bauxite and alumina joint venture, partially offset by favorable mark-to-market results on derivative instruments.

Segment Information

Alcoa Corporation is a producer of bauxite, alumina, and aluminum products. The Company has two operating and reportable segments: (i) Alumina and (ii) Aluminum. Segment performance under Alcoa Corporation’s management reporting system is evaluated based on a number of factors; however, the primary measure of performance reported to the CODM is the Adjusted EBITDA (Earnings before interest, taxes, depreciation, and amortization) for each segment. The Company calculates Segment Adjusted EBITDA as Total sales (third-party and intersegment) minus the following items: Cost of goods sold; Selling, general administrative, and other expenses; and Research and development expenses. Alcoa Corporation’s Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies. The CODM function regularly reviews the financial information, including Adjusted EBITDA, of these two operating segments to assess performance and allocate resources.

Alumina

Business Update. The average API of $496 per metric ton trended favorably compared to the prior quarter reflecting a 27% sequential increase. Compared to the nine-month period of 2023, the average API trended favorably, reflecting a 20% increase year-over-year. The majority of third-party alumina sales are linked to the API and the favorable price trend has resulted in strong results for the segment.

Kwinana Refinery

In June 2024, Alcoa completed the full curtailment of the Kwinana refinery, as planned, which was announced in January 2024. As of March 2024, the refinery had approximately 780 employees and this number was reduced to approximately 300 in the third quarter of 2024 to manage certain processes that are expected to continue into 2025. At that time, the employee number will be further reduced to approximately 50. In addition to the employees separating as a result of the curtailment, approximately 250 employees have terminated through the productivity program announced in the third quarter of 2023 or redeployed to other Alcoa operations.

In the second quarter of 2024, Alcoa recorded restructuring charges of $8 related to the curtailment of the refinery including $6 for water management costs and $2 for contract terminations. In the first quarter of 2024, Alcoa recorded restructuring charges of $197 including $123 for water management costs, $41 for employee related costs, $15 for asset retirement obligations, $13 for take-or-pay contracts, and $5 for asset impairments. Related cash outlays of approximately $225 (which includes existing employee related liabilities and asset retirement obligations) are expected through 2025, with approximately $145 to be spent in 2024. The Company spent $72 and $96 against the reserve in the third quarter and nine-month period of 2024, respectively.

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

	Quarter ended		Nine months ended
	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Bauxite production (mdmt)	9.4	9.5	29.0	30.6
Third-party bauxite shipments (mdmt)	1.5	1.5	4.0	5.6
Alumina production (kmt)	2,435	2,539	7,644	8,119
Third-party alumina shipments (kmt)	2,052	2,267	6,716	6,439
Intersegment alumina shipments (kmt)	1,027	1,025	2,995	2,949
Total alumina shipments (kmt)	3,079	3,292	9,711	9,388
Third-party bauxite sales	$93	$96	$253	$360
Third-party alumina sales	1,003	914	2,814	2,348
Total segment third-party sales	$1,096	$1,010	$3,067	$2,708
Intersegment alumina sales	565	457	1,417	1,199
Total sales	$1,661	$1,467	$4,484	$3,907
Segment Adjusted EBITDA	$367	$186	$692	$189
Average realized third-party price per metric ton of alumina	$485	$399	$416	$362
Operating costs	$1,207	$1,189	$3,559	$3,359
Average cost per metric ton of alumina shipped	$392	$361	$367	$358

Production

Sequential period comparison

Alumina production decreased 4% primarily as a result of:

•
Full curtailment of the Kwinana refinery in June 2024

Year-to-date comparison

Alumina production decreased 6% primarily as a result of:

•
Full curtailment of the Kwinana refinery in June 2024
•
Reduced production at the Australia refineries due to lower bauxite grade

Partially offset by:

•
Increased production at the Alumar refinery due to the absence of unplanned equipment maintenance
•
Increased production at the San Ciprián refinery as the refinery was operating at 50 percent capacity in the nine-month period of 2024 and 30 to 50 percent capacity in the nine-month period of 2023

Third-party sales

Sequential period comparison

Third-party sales increased $86 primarily as a result of:

•
Higher average realized price of $86/ton principally driven by a higher average API

Partially offset by:

•
Lower shipments of alumina primarily due to the full curtailment of the Kwinana refinery and decreased trading activity, partially offset by increased sales of externally sourced alumina to satisfy certain customer contracts
•
Unfavorable currency impacts

Year-to-date comparison

Third-party sales increased $359 primarily as a result of:

•
Higher average realized price of $54/ton principally driven by a higher average API
•
Higher shipments of alumina primarily due to increased sales of externally sourced alumina to satisfy certain customer commitments

Partially offset by:

•
Lower volumes and price from bauxite offtake and supply agreements primarily caused by the shift to intrasegment sales due to higher production at the San Ciprián refinery

Intersegment sales

Sequential period comparison

Intersegment sales increased $108 primarily as a result of:

•
Higher average API on sales to the Aluminum segment

Year-to-date comparison

Intersegment sales increased $218 primarily as a result of:

•
Higher average API on sales to the Aluminum segment
•
Higher alumina shipments primarily due to the Alumar smelter and Warrick smelter restarts

Segment Adjusted EBITDA

Sequential period comparison

Segment Adjusted EBITDA increased $181 primarily as a result of:

•
Higher average realized price of $86/ton principally driven by a higher average API

Partially offset by:

•
Unfavorable currency impacts

Year-to-date comparison

Segment Adjusted EBITDA increased $503 primarily as a result of:

•
Higher average realized price of $54/ton principally driven by a higher average API
•
Favorable raw material costs primarily on lower prices for caustic soda
•
Favorable currency impacts
•
Lower energy costs primarily due to favorable natural gas prices

Partially offset by:

•
Higher production costs primarily related to operating certain of the Australia refineries with lower grade bauxite

Forward Look. For the fourth quarter of 2024 in comparison to the third quarter of 2024, the Alumina segment anticipates higher shipments and lower production costs.

Alcoa expects total 2024 Alumina segment production to remain unchanged from the prior projection, ranging between 9.8 and 10.0 million metric tons. The Company is increasing its projection for shipments to range between 12.9 and 13.1 million metric tons, an increase of 0.2 million metric tons from the prior projection primarily due to increased trading volumes. The difference between production and shipments reflects trading volumes and externally sourced alumina to fulfill customer contracts due to the curtailment of the Kwinana refinery.

Aluminum

Business Update. Aluminum prices decreased sequentially with LME prices on a 15-day lag averaging $2,372 per metric ton in the third quarter of 2024.

During the third quarter of 2024, the Company maintained the controlled pace for the restart of the Alumar smelter and continued actions to improve the smelter’s overall performance. The restart resumed in the prior quarter after the smelter experienced operational instability in the first quarter of 2024. The site was operating at approximately 76 percent of the site’s total annual capacity of 268 kmt (Alcoa share) as of September 30, 2024.

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

San Ciprián Smelter

In March 2024, Alcoa completed the restart of approximately 6 percent of total pots at the San Ciprián smelter as required by the February 2023 updated viability agreement. The Company incurred restart expenses $4 during the nine-month period of 2024. In connection with the December 2021 agreement and the February 2023 updated viability agreement, the Company has restricted cash of $86 remaining at September 30, 2024 to be made available for capital improvements at the site and smelter restart costs. The workers’ representatives have rejected the use of this cash to fund operating losses at the smelter.

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

	Quarter ended		Nine months ended
	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Production (kmt)	559	543	1,644	1,573
Total shipments (kmt)	638	677	1,949	1,853
Third-party aluminum sales	$1,836	$1,934	$5,431	$5,336
Other(1)	(34)	(39)	(96)	(94)
Total segment third-party sales	$1,802	$1,895	$5,335	$5,242
Intersegment sales	5	3	12	11
Total sales	$1,807	$1,898	$5,347	$5,253
Segment Adjusted EBITDA	$180	$233	$463	$373
Average realized third-party price per metric ton	$2,877	$2,858	$2,787	$2,880
Operating costs	$1,607	$1,643	$4,818	$4,834
Average cost per metric ton of aluminum shipped	$2,519	$2,427	$2,472	$2,609

(1)
Other includes third-party sales of energy, as well as realized gains and losses related to embedded derivative instruments designated as cash flow hedges of forward sales of aluminum.

Production

Sequential period comparison

Production increased 3% primarily as a result of:

•
Alumar smelter restart

Year-to-date comparison

Production increased 5% primarily as a result of:

•
Warrick smelter and Alumar smelter restarts

Third-party sales

Sequential period comparison

Third-party sales decreased $93 primarily as a result of:

•
Lower shipments primarily due to the timing of shipments
•
Lower trading activities

Partially offset by:

•
Higher pricing at the Brazil hydro-electric facilities due to seasonal conditions
•
Favorable currency impacts

Year-to-date comparison

Third-party sales increased $93 primarily as a result of:

•
Higher shipments primarily due to the Alumar smelter and Warrick smelter restarts
•
Increased offtake from a joint venture supply agreement

Partially offset by:

•
Lower trading activities
•
Decrease in value add product sales due to lower product premiums in Europe and North America
•
Lower average realized price of $93/ton driven by lower regional premiums and the absence of gains from the Alumar smelter restart hedge program which ended in December 2023

Segment Adjusted EBITDA

Sequential period comparison

Segment Adjusted EBITDA decreased $53 primarily as a result of:

•
Unfavorable raw material costs primarily on higher average alumina input costs, partially offset by lower market prices for carbon materials

Partially offset by:

•
Higher pricing at the Brazil hydro-electric facilities due to seasonal conditions

Year-to-date comparison

Segment Adjusted EBITDA increased $90 primarily as a result of:

•
Favorable raw material costs primarily on lower market prices for carbon materials, partially offset by higher average alumina input costs
•
Lower energy costs, primarily in Brazil

Partially offset by:

•
Lower average realized price
•
Decrease in value add product sales

The following table provides consolidated capacity and curtailed capacity (each in kmt) for each smelter owned by Alcoa Corporation:

		September 30, 2024		June 30, 2024		September 30, 2023
Facility	Country	Capacity(1)	Curtailed	Capacity(1)	Curtailed	Capacity(1)	Curtailed
Portland(2)	Australia	197	35	197	35	197	49
São Luís (Alumar)(3)	Brazil	268	65	268	75	268	94
Baie Comeau	Canada	324	—	324	—	314	—
Bécancour	Canada	350	—	350	—	350	—
Deschambault	Canada	287	—	287	—	287	—
Fjarðaál	Iceland	351	—	351	—	351	—
Lista	Norway	95	31	95	31	95	31
Mosjøen	Norway	200	—	200	—	200	—
San Ciprián(4)	Spain	228	214	228	214	228	228
Massena West	U.S.	130	—	130	—	130	—
Warrick(5)	U.S.	215	54	215	54	269	162
		2,645	399	2,645	409	2,689	564

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
(3)
In 2021, the Company announced the restart of its 268,000 metric tons per year (mtpy) share of capacity at the Alumar smelter in São Luís, Brazil. Production began in the second quarter of 2022. Curtailed capacity decreased from September 30, 2023 as a result of the restart process.
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

Forward Look. For the fourth quarter of 2024 in comparison to the third quarter of 2024, the Aluminum segment expects lower energy costs and increased shipments to be offset by higher production costs.

The Company expects total 2024 Aluminum segment production and shipments to remain unchanged from the prior projection, ranging between 2.2 and 2.3 million metric tons and between 2.5 and 2.6 million metric tons, respectively.

Reconciliations of Certain Segment Information

Reconciliation of Total Segment Third-Party Sales to Consolidated Sales

	Quarter ended		Nine months ended
	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Alumina	$1,096	$1,010	$3,067	$2,708
Aluminum	1,802	1,895	5,335	5,242
Total segment third-party sales	$2,898	$2,905	$8,402	$7,950
Other	6	1	7	6
Consolidated sales	$2,904	$2,906	$8,409	$7,956

Reconciliation of Total Segment Operating Costs to Consolidated Cost of Goods Sold

	Quarter ended		Nine months ended
	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Alumina	$1,207	$1,189	$3,559	$3,359
Aluminum	1,607	1,643	4,818	4,834
Other(1)	219	233	650	760
Total segment operating costs	3,033	3,065	9,027	8,953
Eliminations(2)	(532)	(431)	(1,354)	(1,228)
Provision for depreciation, depletion, and amortization(3)	(153)	(158)	(466)	(453)
Other(4)	45	57	123	116
Consolidated cost of goods sold	$2,393	$2,533	$7,330	$7,388

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

Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net Income (Loss) Attributable to Alcoa Corporation

	Quarter ended		Nine months ended
	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Total Segment Adjusted EBITDA	$547	$419	$1,155	$562
Unallocated amounts:
Transformation(1)	(14)	(16)	(44)	(54)
Intersegment eliminations	(38)	(29)	(75)	19
Corporate expenses(2)	(39)	(41)	(114)	(87)
Provision for depreciation, depletion, and amortization	(159)	(163)	(483)	(469)
Restructuring and other charges, net	(30)	(18)	(250)	(195)
Interest expense	(44)	(40)	(111)	(79)
Other (expenses) income, net	(12)	22	(49)	(145)
Other(3)	(27)	(42)	(78)	(59)
Consolidated income (loss) before income taxes	184	92	(49)	(507)
Provision for income taxes	(86)	(61)	(129)	(39)
Net (income) loss attributable to noncontrolling interest	(8)	(11)	36	45
Consolidated net income (loss) attributable to Alcoa Corporation	$90	$20	$(142)	$(501)

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

Cash from Operations

Cash provided from operations was $207 in the nine-month period of 2024 compared with cash used for operations of $107 in the same period of 2023. Notable changes to sources and (uses) of cash included:

•
$423 favorable change in net loss, excluding the impacts from restructuring charges, primarily due to lower raw material and energy costs, higher alumina pricing, partially offset by lower aluminum pricing and a decrease in value add product sales;
•
$133 less income taxes paid on prior year earnings, as well as on lower current year earnings in the jurisdictions where taxes are paid; partially offset by,
•
($271) in certain working capital accounts in the nine-month period of 2024, primarily an increase in receivables driven by less favorable payment terms and timing of shipments, and a decrease in accounts payable due to lower raw material volumes in the Alumina segment, partially offset by a decrease in inventories due to lower raw material volumes in the Aluminum segment.

During 2024, AofA will continue to record its tax provision and tax liability without effect of the ATO assessment, since it expects to prevail. The tax payable related to deductions of interest on the assessment will remain on AofA’s balance sheet as a noncurrent liability, increased by the tax effect of subsequent periods’ interest deductions, until dispute resolution. At September 30, 2024, the noncurrent liability resulting from the cumulative interest deductions was $222 (A$322). See description of the tax dispute in Note O to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

The Company utilizes a Receivables Purchase Agreement facility to sell up to $130 of certain receivables through an SPE to a financial institution on a revolving basis. Alcoa Corporation guarantees the performance obligations of the Company subsidiaries, and unsold customer receivables are pledged as collateral to the financial institution to secure the sold receivables. At September 30, 2024, the SPE held unsold customer receivables of $266 pledged as collateral against the sold receivables.

The Company continues to service the customer receivables that were transferred to the financial institution. As Alcoa collects customer payments, the SPE transfers additional receivables to the financial institution rather than remitting cash. In the nine-month period of 2024, the Company sold gross customer receivables of $886 and reinvested collections of $870 from previously sold receivables, resulting in net cash proceeds from the financial institution of $16. In the nine-month period of 2023, the Company sold gross customer receivables of $320 and reinvested collections of $221 from previously sold receivables, resulting in net cash proceeds from the financial institution of $99. Cash collections from previously sold receivables yet to be reinvested of $90 were included in Accounts payable, trade on the accompanying Consolidated Balance Sheet as of September 30, 2024. Cash received from sold receivables under the agreement are presented within operating activities in the Statement of Consolidated Cash Flows. See Note I to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Financing Activities

Cash provided from financing activities was $595 in the nine-month period of 2024 compared with $51 in the same period of 2023.

The source of cash in the nine-month period of 2024 was primarily $737 of net proceeds from the bond issuance (see below) and $16 of net contributions from Alumina Limited (see Noncontrolling interest above), partially offset by $63 of dividends paid on common stock, $44 of net payments on short-term borrowings (see below), and $23 net cash outflows from the acquisition of Alumina Limited (see Note C to the Consolidated Financial Statement in Part I Item 1 of this Form 10-Q) .

Short-term Borrowings

The Company has entered into inventory repurchase agreements whereby the Company sold aluminum to a third party and agreed to subsequently repurchase substantially similar inventory. The Company did not record sales upon each shipment of inventory and the net cash received of $12 related to these agreements was recorded in Short-term borrowings within Other current liabilities on the Consolidated Balance Sheet as of September 30, 2024.

During the nine-month period of 2024, the Company recorded borrowings of $45 and repurchased $89 of inventory related to these agreements. During the nine-month period of 2023, the Company recorded borrowings of $80 and repurchased $38 of inventory related to these agreements.

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

As of September 30, 2024, the Company was in compliance with all financial covenants. The Company may access the entire amount of commitments under the Revolving Credit Facility. There were no borrowings outstanding at September 30, 2024, and no amounts were borrowed during the nine-month periods of 2024 and 2023 under the Revolving Credit Facility.

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

As of September 30, 2024, the Company was in compliance with all financial covenants. The Company may access the entire amount of commitments under the Japanese Revolving Credit Facility. There were no borrowings outstanding at September 30, 2024. During the nine-month period of 2024, $201 (29,686 JPY) was borrowed and $196 (29,686 JPY) was repaid. No amounts were borrowed during the nine-month period of 2023 under the Japanese Yen Revolving Credit Facility.

On April 26, 2024, the Company entered into an amendment extending the maturity of the Japanese Yen Revolving Credit Facility to April 2025.

Alumina Limited Revolving Credit Facility

In connection with the acquisition of Alumina Limited, the Company assumed $385 of indebtedness as of August 1, 2024, representing the amount drawn on Alumina Limited’s revolving credit facility.

At acquisition, the Alumina Limited revolving credit facility had tranches maturing in October 2025 ($100), January 2026 ($150), July 2026 ($150), and June 2027 ($100). In August 2024, Alcoa cancelled the undrawn portions of the revolving credit facility maturing in July 2026 ($15) and June 2027 ($100). The Alumina Limited revolving credit facility contains a financial covenant limiting the incurrence of indebtedness. As of September 30, 2024, the Company was in compliance with such covenant.

The Alumina Limited revolving credit facility also contains a clause that allows a majority of lenders, upon a change of control, to issue a notice requiring repayment within 90 business days of issuing the notice (the 90-day Notice). The lenders have indicated their intention to delay issuing the 90-day Notice until at least December 1, 2024, providing additional time for Alcoa to consider potential repayment or refinancing options.

As of September 30, 2024, indebtedness under the Alumina Limited revolving credit facility is included in Long-term debt due within one year.

Bank Guarantee

In December 2023, AofA committed to provide a bank guarantee in connection with the approval of the Company’s five-year mine plans that were referred to the Western Australia Environmental Protection Agency (WA EPA), which demonstrates Alcoa’s confidence that its operations will not impair drinking water supplies. On September 30, 2024 and October 1, 2024, AofA delivered bank guarantees totaling $69 (A$100). After March 27, 2025, Alcoa may, with the Western Australian government’s consent, replace the bank guarantee with a parent company guarantee or a surety bond. The requirement to provide financial assurance will expire upon the completion of the WA EPA’s assessment of the Company’s five-year mine plans.

Dividend

On October 16, 2024, the Board of Directors declared a quarterly cash dividend of $0.10 per share of the Company’s common stock (including common stock underlying CDIs) and Series A convertible preferred stock, to be paid on November 15, 2024 to stockholders of record as of the close of business on October 29, 2024.

On July 31, 2024, the Board of Directors declared a quarterly cash dividend of $0.10 per share of the Company’s common stock (including common stock underlying CDIs) and Series A convertible preferred stock, to stockholders of record as of the close of business on August 12, 2024. In August 2024, the Company paid cash dividends of $26.

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

Ratings are not a recommendation to buy or hold any of Alcoa’s securities and they may be revised or revoked at any time at the sole discretion of the rating organization.

Investing Activities

Cash used for investing activities was $434 in the nine-month period of 2024 compared with $388 for the same period of 2023.

In the nine-month period of 2024, the use of cash was primarily attributable to $411 related to capital expenditures and $30 of cash contributions to the ELYSIS partnership.

In the nine-month period of 2023, the use of cash was primarily attributable to $343 related to capital expenditures and $51 of cash contributions to the ELYSIS partnership.

Recently Adopted and Recently Issued Accounting Guidance

See Note B to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Dissemination of Company Information

Alcoa Corporation intends to make future announcements regarding company developments and financial performance through its website, http://www.alcoa.com, as well as through press releases, filings with the Securities and Exchange Commission, conference calls, media broadcasts, and webcasts.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Alcoa Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the U.S. Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, and they have concluded that these controls and procedures were effective as of September 30, 2024.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the third quarter of 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

(in millions)

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

In March 2022, the Superior Court of the Virgin Islands issued an amended case management order dividing complaints filed in the Red Dust docket into groups of 50 complaints, designated Groups A through I. The parties selected 10 complaints from Group A to proceed to trial as the Group A lead cases. In May 2024, the Court issued an amended case management order with regard to the Group A lead cases scheduling trials to begin in November 2024. Alcoa participated in court-ordered mediation in August 2024 and reached a settlement agreement to resolve the matter in its entirety. The settlement agreement is conditioned upon obtaining signed release agreements or dismissals from every plaintiff, which is expected to be completed in early 2025. See “St. Croix Proceedings” under Part I Item 1 of this Form 10-Q in Note O to the Consolidated Financial Statements and “St. Croix Proceedings - Abednego and Abraham cases” under Part I Item 3 Legal Proceedings of Alcoa Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for additional information regarding this legal proceeding.

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

Intalco (Washington) Notice of Violation—In May 2022, the Company received a Notice of Violation (NOV) from the U.S. Environmental Protection Agency (the EPA). The NOV alleges violations under the Clean Air Act at the Company’s Intalco smelter from when the smelter was operational. The EPA referred the matter to the U.S. Department of Justice, Environment and Natural Resources Division (the DOJ) in May 2022. The DOJ and the Company agreed to a stipulated settlement, which was filed with the United States District Court for the Western District of Washington at Seattle on July 18, 2024, requiring the Company to pay a civil fine of $5. On October 15, 2024, the Court approved the stipulated settlement of $5, and payment has been remitted by the Company.

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

Alcoa common stock is listed as CDIs on the ASX in addition to its existing primary listing on the New York Stock Exchange (NYSE).

Dual listing may result in price variations between Alcoa’s securities listed on the different exchanges due to a number of factors, including that Alcoa common stock listed on the NYSE is traded in U.S. dollars and CDIs listed on the ASX are traded in Australian dollars, inherently introducing exchange rate volatility, and differences between the trading schedules and time zones of the two exchanges, among other factors. A decrease in the price of Alcoa’s securities in one market may result in a decrease in the price of Alcoa’s securities in the other market. Dual listing also presents the Company with the opportunity to raise additional funds through the issuance of CDIs, which could cause dilution to stockholders.

The integration of Alumina Limited will subject Alcoa to liabilities that exist or may exist at Alumina Limited.

The integration of Alumina Limited with Alcoa may pose special risks, including write-offs and unanticipated costs or charges, and will subject the Company to liabilities that exist or may exist at Alumina Limited, including liabilities relating to Alumina Limited’s revolving credit facility and potential tax liabilities. Although Alcoa and its advisers conducted due diligence on the operations of Alumina Limited, there can be no guarantee that Alcoa is aware of all liabilities of Alumina Limited. These liabilities, and any additional risks and uncertainties related to the transaction not currently known to Alcoa or that Alcoa may currently deem immaterial or unlikely to occur, could negatively impact Alcoa’s business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(in millions, except share and per-share amounts)

Unregistered Sales of Equity Securities

Information required by Item 701 of Regulation S-K with respect to the Company’s issuance of Alcoa common stock (including common stock underlying CDIs) and Alcoa Series A convertible preferred stock is included in the Company’s Current Report on Form 8-K, filed with the SEC on August 1, 2024.

Issuer Purchases of Equity Securities

The table below sets forth information regarding the repurchase of shares of our common stock during the periods indicated.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program(1)
July 1 to July 31	—	—	—	$500
August 1 to August 31	—	—	—	500
September 1 to September 30	—	—	—	500
Total	—	—	—
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

Item 5. Other Information.

Trading Arrangements

None of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended September 30, 2024.

Amended and Restated Bylaws

On July 31, 2024, the Company’s Board of Directors approved the Amended and Restated Bylaws of Alcoa Corporation (Alcoa), effective as of such date (the Amended and Restated Bylaws). Among other updates, the Amended and Restated Bylaws include certain changes to the notice procedures by which stockholders may recommend nominees for election to the Board, including:

•
Removal of the “acting in concert” definition and amendment of provisions in Section 2.9(C)(1)(a)—(c) and Section 9.1(E)(2), so that a stockholder does not have any requirement to disclose information with respect to “others acting in concert” in a stockholder’s notice provided in connection with any nominations or business at an annual meeting of stockholders;
•
clarification that, if the first public announcement of the date of a special meeting to nominate directors is less than 100 days prior to the date of such special meeting, a stockholder notice to nominate directors must be delivered by the 10th day following the day on which the public announcement is first made of the date of the special meeting, removing the proviso that the nominees of the Board also be included in that public announcement;
•
removal from the required information in stockholder nomination notices information relating to (i) performance-related fees payable to the stockholder, and (ii) equity interests or derivative instruments held by the stockholder in a competitor company; and,
•
clarification that the form of written questionnaire required for a person nominated by a stockholder for election or reelection to the Board be the same as that required of the Board’s director nominees.

On February 21, 2024, Plaintiff Robert Garfield (Plaintiff), on behalf of himself and all similarly situated stockholders of Alcoa, filed a putative class action complaint styled Robert Garfield v. Mary Anne Citrino, et al., 2024-0158-JTL (Del. Ch.) (the Action), against Alcoa and its directors (collectively, Defendants) alleging breaches of fiduciary duty in connection with the approval, adoption, and maintenance of certain provisions in Alcoa’s Amended and Restated Bylaws, effective July 26, 2023 (the Bylaws). Alcoa and the director defendants do not believe the Bylaws required amendment under applicable law and deny that any breach of fiduciary duties or other wrongful conduct occurred, and solely to avoid the costs, distractions, and uncertainties inherent in litigation, on July 31, 2024, amended the Bylaws, which mooted Plaintiff’s claims. On August 13, 2024, the Court entered an Order dismissing the Action with prejudice as to Plaintiff and without prejudice as to any actual or potential claims of any other members of the putative class, retaining jurisdiction solely for the purpose of determining Plaintiff’s counsel’s application for attorneys’ fees and reimbursement of expenses (the Fee Application). To avoid the time and expense of continued litigation, the parties agreed to resolve the Fee Application in exchange for a payment by Alcoa of $325,000 to Plaintiff’s counsel. Defendants will advise the Court that this disclosure has been issued, whereupon the Court will no longer retain jurisdiction over the Action, and the Action will be closed for all purposes.

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

Alcoa Corporation

October 31, 2024	/s/ Molly S. Beerman
Date	Molly S. Beerman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

October 31, 2024	/s/ Renee R. Henry
Date	Renee R. Henry
Senior Vice President and Controller
(Principal Accounting Officer)