Form 10-Q
period 2025-03-31
Alcoa Corp
filed 2025-05-01
CIK 1675149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of stock, as of the latest practicable date.

Title or Class	Outstanding Shares as of April 28, 2025
Common Stock, par value $0.01 per share	258,902,338
Series A Convertible Preferred Stock, par value $0.01 per share	4,041,989

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

Forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and changes in circumstances that are difficult to predict. Although Alcoa Corporation believes that the expectations reflected in any forward-looking statements are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, but are not limited to: (a) the impact of global economic conditions on the aluminum industry and aluminum end-use markets; (b) volatility and declines in aluminum and alumina demand and pricing, including global, regional, and product-specific prices, or significant changes in production costs which are linked to LME or other commodities; (c) the disruption of market-driven balancing of global aluminum supply and demand by non-market forces; (d) competitive and complex conditions in global markets; (e) our ability to obtain, maintain, or renew permits or approvals necessary for our mining operations; (f) rising energy costs and interruptions or uncertainty in energy supplies; (g) unfavorable changes in the cost, quality, or availability of raw materials or other key inputs, or by disruptions in the supply chain; (h) economic, political, and social conditions, including the impact of trade policies, tariffs, and adverse industry publicity; (i) legal proceedings, investigations, or changes in foreign and/or U.S. federal, state, or local laws, regulations, or policies; (j) changes in tax laws or exposure to additional tax liabilities; (k) climate change, climate change legislation or regulations, and efforts to reduce emissions and build operational resilience to extreme weather conditions; (l) disruptions in the global economy caused by ongoing regional conflicts; (m) fluctuations in foreign currency exchange rates and interest rates, inflation and other economic factors in the countries in which we operate; (n) global competition within and beyond the aluminum industry; (o) our ability to achieve our strategies or expectations relating to environmental, social, and governance considerations; (p) claims, costs, and liabilities related to health, safety and environmental laws, regulations, and other requirements in the jurisdictions in which we operate; (q) liabilities resulting from impoundment structures, which could impact the environment or cause exposure to hazardous substances or other damage; (r) dilution of the ownership position of the Company’s stockholders, price volatility, and other impacts on the price of Alcoa common stock by the secondary listing of the Alcoa common stock on the Australian Securities Exchange; (s) our ability to obtain or maintain adequate insurance coverage; (t) our ability to execute on our strategy to reduce complexity and optimize our asset portfolio and to realize the anticipated benefits from announced plans, programs, initiatives relating to our portfolio, capital investments, and developing technologies; (u) our ability to integrate and achieve intended results from joint ventures, other strategic alliances, and strategic business transactions; (v) our ability to fund capital expenditures; (w) deterioration in our credit profile or increases in interest rates; (x) impacts on our current and future operations due to our indebtedness; (y) our ability to continue to return capital to our stockholders through the payment of cash dividends and/or the repurchase of our common stock; (z) cyber attacks, security breaches, system failures, software or application vulnerabilities, or other cyber incidents; (aa) labor market conditions, union disputes and other employee relations issues; (bb) a decline in the liability discount rate or lower-than-expected investment returns on pension assets; and (cc) the other risk factors discussed in Alcoa’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and other reports filed by Alcoa with the SEC. Alcoa cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date they are made. Alcoa disclaims any obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise, except as required by applicable law. Market projections are subject to the risks described above and other risks in the market. Neither Alcoa nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements and none of the information contained herein should be regarded as a representation that the forward-looking statements contained herein will be achieved.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	First quarter ended March 31,
	2025	2024
Sales (E)	$3,369	$2,599
Cost of goods sold (exclusive of expenses below)	2,438	2,404
Selling, general administrative, and other expenses	71	60
Research and development expenses	12	11
Provision for depreciation, depletion, and amortization	148	161
Restructuring and other charges, net (D)	5	202
Interest expense	53	27
Other (income) expenses, net (P)	(26)	59
Total costs and expenses	2,701	2,924
Income (loss) before income taxes	668	(325)
Provision for (benefit from) income taxes	120	(18)
Net income (loss)	548	(307)
Less: Net loss attributable to noncontrolling interest	—	(55)
NET INCOME (LOSS) ATTRIBUTABLE TO ALCOA CORPORATION	$548	$(252)
EARNINGS PER SHARE ATTRIBUTABLE TO ALCOA CORPORATION COMMON SHAREHOLDERS (F):
Basic	$2.08	$(1.41)
Diluted	$2.07	$(1.41)

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income (unaudited)

(in millions)

	Alcoa Corporation		Noncontrolling interest		Total
	First quarter ended March 31,		First quarter ended March 31,		First quarter ended March 31,
	2025	2024	2025	2024	2025	2024
Net income (loss)	$548	$(252)	$—	$(55)	$548	$(307)
Other comprehensive income (loss), net of tax (G):
Change in unrecognized net actuarial gain/loss and prior service cost/benefit related to pension and other postretirement benefits	5	9	—	1	5	10
Foreign currency translation adjustments	185	(122)	—	(54)	185	(176)
Net change in unrecognized gains/losses on cash flow hedges	16	130	—	—	16	130
Total Other comprehensive income (loss), net of tax	206	17	—	(53)	206	(36)
Comprehensive income (loss)	$754	$(235)	$—	$(108)	$754	$(343)

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents (M)	$1,202	$1,138
Receivables from customers (I)	1,203	1,096
Other receivables	144	143
Inventories (J)	2,182	1,998
Fair value of derivative instruments (M)	38	25
Prepaid expenses and other current assets	438	514
Total current assets	5,207	4,914
Properties, plants, and equipment	19,982	19,550
Less: accumulated depreciation, depletion, and amortization	13,485	13,161
Properties, plants, and equipment, net	6,497	6,389
Investments (H)	1,011	980
Deferred income taxes	306	284
Fair value of derivative instruments (M)	11	—
Other noncurrent assets (P)	1,542	1,497
Total assets	$14,574	$14,064
LIABILITIES
Current liabilities:
Accounts payable, trade	$1,629	$1,805
Accrued compensation and retirement costs	318	362
Taxes, including income taxes	94	102
Fair value of derivative instruments (M)	258	263
Other current liabilities	665	788
Long-term debt due within one year (K & M)	75	75
Total current liabilities	3,039	3,395
Long-term debt, less amount due within one year (K & M)	2,573	2,470
Accrued pension benefits (L)	239	256
Accrued other postretirement benefits (L)	406	412
Asset retirement obligations	683	691
Environmental remediation (O)	169	182
Fair value of derivative instruments (M)	850	836
Noncurrent income taxes	53	9
Other noncurrent liabilities and deferred credits	644	656
Total liabilities	8,656	8,907
CONTINGENCIES AND COMMITMENTS (O)
MEZZANINE EQUITY
Noncontrolling interest (C)	103	—
EQUITY
Preferred stock	—	—
Common stock	3	3
Additional capital	11,548	11,587
Accumulated deficit	(801)	(1,323)
Accumulated other comprehensive loss (G)	(4,935)	(5,110)
Total equity	5,815	5,157
Total liabilities, mezzanine equity, and equity	$14,574	$14,064

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Three months ended March 31,
	2025	2024
CASH FROM OPERATIONS
Net income (loss)	$548	$(307)
Adjustments to reconcile net income (loss) to cash from operations:
Depreciation, depletion, and amortization	148	161
Deferred income taxes	50	(63)
Equity (income) loss, net of dividends (H)	(9)	23
Restructuring and other charges, net (D)	5	202
Net loss from investing activities – asset sales (P)	3	11
Net periodic pension benefit cost (L)	5	3
Stock-based compensation	11	10
(Gain) loss on mark-to-market derivative financial contracts	(5)	2
Other	35	20
Changes in assets and liabilities, excluding effects of divestitures and foreign currency translation adjustments:
Increase in receivables	(85)	(212)
(Increase) decrease in inventories	(155)	71
Decrease (increase) in prepaid expenses and other current assets	87	(6)
Decrease in accounts payable, trade	(206)	(98)
Decrease in accrued expenses	(206)	(22)
(Decrease) increase in taxes, including income taxes	(27)	18
Pension contributions (L)	(12)	(6)
(Increase) decrease in noncurrent assets	(47)	9
Decrease in noncurrent liabilities	(65)	(39)
CASH PROVIDED FROM (USED FOR) OPERATIONS	75	(223)
FINANCING ACTIVITIES
Additions to debt (K)	1,033	965
Payments on debt (K)	(946)	(221)
Dividends paid on Alcoa common stock	(26)	(19)
Payments related to tax withholding on stock-based compensation awards	(5)	(15)
Financial contributions for the divestiture of businesses (C)	(2)	(7)
Contributions from noncontrolling interest (C)	27	61
Distributions to noncontrolling interest	—	(6)
Other	(4)	(4)
CASH PROVIDED FROM FINANCING ACTIVITIES	77	754
INVESTING ACTIVITIES
Capital expenditures	(93)	(101)
Proceeds from the sale of assets	—	1
Additions to investments	(15)	(17)
CASH USED FOR INVESTING ACTIVITIES	(108)	(117)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	12	(6)
Net change in cash and cash equivalents and restricted cash	56	408
Cash and cash equivalents and restricted cash at beginning of year	1,234	1,047
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$1,290	$1,455

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Changes in Consolidated Mezzanine Equity and Equity (unaudited)

(in millions)

	Mezzanine equity	Alcoa Corporation shareholders
	Non- controlling interest	Preferred stock	Common stock	Additional capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Non- controlling interest	Total equity
Balance at January 1, 2024	$—	$—	$2	$9,187	$(1,293)	$(3,645)	$1,594	$5,845
Net loss	—	—	—	—	(252)	—	(55)	(307)
Other comprehensive income (loss) (G)	—	—	—	—	—	17	(53)	(36)
Stock-based compensation	—	—	—	10	—	—	—	10
Net effect of tax withholding for compensation plans and exercise of stock options	—	—	—	(15)	—	—	—	(15)
Dividends paid on Alcoa common stock ($0.10 per share)	—	—	—	—	(19)	—	—	(19)
Contributions	—	—	—	—	—	—	61	61
Distributions	—	—	—	—	—	—	(6)	(6)
Other	—	—	—	2	—	—	(1)	1
Balance at March 31, 2024	$—	$—	$2	$9,184	$(1,564)	$(3,628)	$1,540	$5,534

Balance at January 1, 2025	$—	$—	$3	$11,587	$(1,323)	$(5,110)	$—	$5,157
Net income	—	—	—	—	548	—	—	548
Other comprehensive income (G)	—	—	—	—	—	206	—	206
Stock-based compensation	—	—	—	11	—	—	—	11
Net effect of tax withholding for compensation plans and exercise of stock options	—	—	—	(5)	—	—	—	(5)
Dividends paid on Alcoa preferred stock ($0.10 per share)	—	—	—	—	—	—	—	—
Dividends paid on Alcoa common stock ($0.10 per share)	—	—	—	—	(26)	—	—	(26)
Joint venture formation (C)	103	—	—	(45)	—	(31)	—	(76)
Balance at March 31, 2025	$103	$—	$3	$11,548	$(801)	$(4,935)	$—	$5,815

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Notes to the Consolidated Financial Statements (unaudited)

(dollars in millions, except per-share amounts; metric tons in thousands (kmt))

A. Basis of Presentation – The interim Consolidated Financial Statements of Alcoa Corporation and its subsidiaries (Alcoa Corporation, Alcoa, or the Company) are unaudited. These Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The 2024 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which includes disclosures required by GAAP.

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

Principles of Consolidation. The Consolidated Financial Statements of the Company include the accounts of Alcoa Corporation and companies in which Alcoa Corporation has a controlling interest, including those that comprise the San Ciprián joint venture (see Note C). Intercompany transactions have been eliminated. The equity method of accounting is used for investments in affiliates and other joint ventures over which the Company has significant influence but does not have effective control. Investments in affiliates in which Alcoa Corporation cannot exercise significant influence are accounted for at cost less any impairment, a measurement alternative in accordance with GAAP.

Prior to Alcoa’s acquisition of Alumina Limited on August 1, 2024 (see Note C), Alcoa consolidated its 60% ownership in the entities comprising the Alcoa World Alumina & Chemicals (AWAC) joint venture and Alumina Limited’s interest in the equity of such entities was reflected as Noncontrolling interest within Equity on the accompanying Consolidated Balance Sheet.

B. Recently Adopted and Recently Issued Accounting Guidance

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2024-03 which requires detailed disclosures about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) included within commonly presented expense captions (including cost of goods sold; selling, general administrative, and other expense; and research and development expenses). The guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The adoption of this guidance will not have a material impact on the Company’s financial position or results of operations and will provide enhanced disclosures regarding expenses beginning in the Company’s Annual Report on Form 10-K for the year ended December 31, 2027.

In December 2023, the FASB issued ASU No. 2023-09 which includes changes to income tax disclosures, including greater disaggregation of information in the rate reconciliation and disclosure of taxes paid by jurisdiction. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The adoption of this guidance will not have a material impact on the Company’s financial position or results of operations and will provide enhanced disclosures regarding income taxes beginning in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

C. Acquisitions and Divestitures

San Ciprián Joint Venture

On March 31, 2025, Alcoa and IGNIS Equity Holdings, SL (IGNIS EQT) entered into a joint venture agreement whereby Alcoa owns 75% and continues as the managing operator and IGNIS EQT owns 25% of the San Ciprián operations.

Alcoa and IGNIS EQT contributed $81 (€75) and $27 (€25), respectively, to form the joint venture. Additionally, up to approximately $108 (€100) may be funded by Alcoa as needed for operations with a priority position in future cash returns. Further funding requires agreement by both partners and would be shared 75% by Alcoa and 25% by IGNIS EQT.

The transaction was accounted for as an equity transaction where IGNIS EQT’s noncontrolling interest was reflected as a decrease to Additional capital on the accompanying Consolidated Balance Sheet. Noncontrolling interest was measured at 25% of the net assets included in the joint venture at formation ($103), which includes the contributions described above ($108). Additionally, certain amounts related to foreign currency translation adjustments previously included within Accumulated other comprehensive loss ($31) were reclassified to Additional capital.

Under the terms of the joint venture agreement, IGNIS EQT has a put option whereby IGNIS EQT can require Alcoa Corporation to purchase from IGNIS EQT its 25% interest at the then fair market value upon certain change in control provisions. Alcoa classified the Noncontrolling interest within Mezzanine equity on the Consolidated Balance Sheet, as IGNIS EQT’s redemption is not solely within the Company’s control. Alcoa will recognize earnings attributable to IGNIS EQT’s ownership interest within Noncontrolling interest beginning in the second quarter of 2025.

Alumina Limited Acquisition

On August 1, 2024, Alcoa completed the acquisition of all of the ordinary shares of Alumina Limited (Alumina Shares) through a wholly-owned subsidiary, AAC Investments Australia 2 Pty Ltd. At acquisition, Alumina Limited held a 40% ownership interest in the AWAC joint venture, consisting of several affiliated operating entities, which own, have an interest in, or operate the bauxite mines and alumina refineries within Alcoa Corporation’s Alumina segment (except for the Poços de Caldas mine and refinery and portions of the São Luís refinery, all in Brazil) and a portion (55%) of the Portland smelter (Australia) within Alcoa Corporation’s Aluminum segment. Upon completion of the Alumina Limited acquisition, Alumina Limited and, as a result, the operations held by the AWAC joint venture, became wholly-owned subsidiaries of Alcoa Corporation.

Earnings attributable to Alumina Limited’s ownership interest were recognized within Noncontrolling interest through July 31, 2024.

Saudi Arabia Joint Venture

On September 15, 2024, Alcoa entered into a share purchase and subscription agreement with Saudi Arabian Mining Company (Ma’aden), pursuant to which Alcoa agreed to sell its full ownership interest of 25.1% in the Saudi Arabia joint venture, comprised of the Ma’aden Bauxite and Alumina Company and the Ma’aden Aluminium Company, to Ma’aden in exchange for issuance by Ma’aden of 85,977,547 shares and $150 in cash. The implied value of the shares was $950 as of September 12, 2024, based on the volume-weighted average share price of Ma’aden for the previous 30 calendar days. The shares of Ma’aden will be subject to transfer and sale restrictions, including a restriction requiring Alcoa to hold its Ma’aden shares for a minimum of three years, with one-third of the shares becoming transferable after each of the third, fourth, and fifth anniversaries of closing of the transaction (the holding period). During the holding period, Alcoa would be permitted to hedge and borrow against its Ma’aden shares. Under certain circumstances, such minimum holding period would be reduced. The transaction is subject to regulatory approvals, approval by Ma’aden’s shareholders, and other customary closing conditions and is expected to close in the second quarter of 2025. The carrying value of Alcoa’s investment was $553 as of March 31, 2025. The transaction is subject to capital gains tax in Saudi Arabia of approximately $65 based on the implied value of the shares as of September 12, 2024.

Warrick Rolling Mill Divestiture

In March 2021, Alcoa completed the sale of its rolling mill located at Warrick Operations (Warrick Rolling Mill) and recorded estimated liabilities for site separation commitments. In the first quarters of 2025 and 2024, the Company spent $2 and $7 against the reserve, respectively. In the first quarter of 2024, the Company recorded a charge of $11 in Other (income) expenses, net on the Statement of Consolidated Operations related to these commitments. The remaining balance of $6 at March 31, 2025 is expected to be spent in 2025. The cash spent against the reserve is included in Cash provided from financing activities on the Statement of Consolidated Cash Flows.

D. Restructuring and Other Charges, Net

In the first quarter of 2025, Alcoa Corporation recorded Restructuring and other charges, net, of $5 which were primarily comprised of:

•
A charge of $3 for certain employee obligations related to the February 2023 updated viability agreement reached with the workers’ representatives of the San Ciprián aluminum smelter related to the restart of the smelter; and,
•
A charge of $2 for take-or-pay contract costs at a previously closed site.

In the first quarter of 2024, Alcoa Corporation recorded Restructuring and other charges, net, of $202 which were primarily comprised of a charge of $197 for the curtailment of the Kwinana (Australia) alumina refinery.

In June 2024, Alcoa completed the full curtailment of the Kwinana refinery, as planned, which was announced in January 2024. As of March 2025, the refinery had approximately 240 employees to manage certain processes that are expected to continue until about the fourth quarter of 2025. At that time, the employee number will be further reduced to approximately 50. In the first quarter of 2024, the Company recorded charges of $197 in Restructuring and other charges, net on the Statement of Consolidated Operations comprised of other costs of $136 for water management costs ($123) and take-or-pay contracts ($13), severance and employee termination costs of $41, asset retirement obligations of $15, and asset impairments of $5. The Company recorded net charges of $8 and $82 in Restructuring and other charges, net on the Statement of Consolidated Operations in the second quarter and fourth quarter of 2024, respectively, comprised of others costs of $96, partially offset by an adjustment to decrease the asset retirement obligation by $6. Payments related to other costs were $41 in the first quarter of 2025. Remaining cash outlays of approximately $100 are expected to be spent in 2025.

Alcoa Corporation does not include Restructuring and other charges, net in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

	First quarter ended March 31,
	2025	2024
Alumina	$—	$197
Aluminum	3	—
Segment total	3	197
Corporate	2	5
Total Restructuring and other charges, net	$5	$202

Activity and reserve balances for restructuring charges were as follows:

	Severance and employee termination costs	Other costs	Total
Balance at December 31, 2023	$6	$57	$63
Restructuring and other charges, net	44	264	308
Cash payments	(38)	(145)	(183)
Reversals and other	1	(8)	(7)
Balance at December 31, 2024	13	168	181
Restructuring and other charges, net	—	5	5
Cash payments	(1)	(48)	(49)
Reversals and other	(1)	4	3
Balance at March 31, 2025	$11	$129	$140

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

The noncurrent portion of the reserve was $9 and $8 at March 31, 2025 and December 31, 2024, respectively.

E. Segment Information – Alcoa Corporation is a producer of bauxite, alumina, and aluminum products. The Company has two operating and reportable segments: (i) Alumina and (ii) Aluminum. The primary measure of performance reported to Alcoa Corporation’s President and Chief Executive Officer (identified as the Company’s CODM) is Adjusted EBITDA (Earnings before interest, taxes, depreciation, and amortization) for each segment.

The Company calculates Segment Adjusted EBITDA as Total sales (third-party and intersegment) minus the following items: Cost of goods sold; Selling, general administrative, and other expenses; and Research and development expenses. Alcoa Corporation’s Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies. The CODM regularly reviews Segment Adjusted EBITDA to assess performance and allocate resources (including employees, property, and financial or capital resources) in the planning and strategic review process.

The operating results, capital expenditures, and assets of Alcoa Corporation’s reportable segments were as follows (differences between segment totals and consolidated amounts are in Corporate):

	Alumina	Aluminum	Total
First quarter ended March 31, 2025
Sales:
Third-party sales	$1,463	$1,901	$3,364
Intersegment sales	712	4	716
Total sales	$2,175	$1,905	$4,080
Adjusted operating costs(1)	723	1,574	2,297
Other segment items(2)	788	197	985
Segment Adjusted EBITDA	$664	$134	$798
Supplemental information:
Depreciation, depletion, and amortization	$76	$67	$143
Equity income (loss)	15	(6)	9
Capital expenditures	53	37	90
First quarter ended March 31, 2024
Sales:
Third-party sales	$961	$1,638	$2,599
Intersegment sales	395	4	399
Total sales	$1,356	$1,642	$2,998
Adjusted operating costs(1)	796	1,279	2,075
Other segment items(2)	421	313	734
Segment Adjusted EBITDA	$139	$50	$189
Supplemental information:
Depreciation, depletion, and amortization	$87	$68	$155
Equity (loss) income	(11)	2	(9)
Capital expenditures	57	41	98

March 31, 2025
Assets:
Equity investments	$443	$553	$996
Segment assets	6,295	6,269	12,564
December 31, 2024
Assets:
Equity investments	$420	$546	$966
Segment assets	6,138	6,129	12,267
(1)
Adjusted operating costs include all production related costs for alumina or aluminum produced and shipped: raw materials consumed; conversion costs, such as labor, materials, and utilities; and plant administrative expenses.
(2)
Other segment items include costs associated with trading activity, the Alumina segment’s purchase of bauxite from offtake or other supply agreements, the Alumina segment’s commercial shipping services, and the Aluminum segment’s energy assets; other direct and non-production related charges; Selling, general administrative, and other expenses; and Research and development expenses.

The following table reconciles Total Segment Adjusted EBITDA to Consolidated net income (loss) attributable to Alcoa Corporation:

	First quarter ended March 31,
	2025	2024
Total Segment Adjusted EBITDA	$798	$189
Unallocated amounts:
Transformation(1)	(12)	(14)
Intersegment eliminations	103	(8)
Corporate expenses(2)	(37)	(34)
Provision for depreciation, depletion, and amortization	(148)	(161)
Restructuring and other charges, net (D)	(5)	(202)
Interest expense	(53)	(27)
Other income (expenses), net (P)	26	(59)
Other(3)	(4)	(9)
Consolidated income (loss) before income taxes	668	(325)
(Provision for) benefit from income taxes	(120)	18
Net loss attributable to noncontrolling interest	—	55
Consolidated net income (loss) attributable to Alcoa Corporation	$548	$(252)

(1)
Transformation includes, among other items, the Adjusted EBITDA of previously closed operations.
(2)
Corporate expenses are composed of general administrative and other expenses of operating the corporate headquarters and other global administrative facilities, as well as research and development expenses of the corporate technical center.
(3)
Other includes certain items that are not included in the Adjusted EBITDA of the reportable segments.

The following table details Alcoa Corporation’s Sales by product division:

	First quarter ended March 31,
	2025	2024
Aluminum	$1,955	$1,661
Alumina	1,211	890
Bauxite	242	61
Energy	33	33
Other(1)	(72)	(46)
	$3,369	$2,599

(1)
Other includes realized gains and losses related to embedded derivative instruments designated as cash flow hedges of forward sales of aluminum (see Note M).

F. Earnings Per Share

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

In the first quarter of 2025, undistributed earnings of $9 were allocated to preferred stock under the two-class method.

The share information used to compute basic and diluted EPS attributable to Alcoa Corporation common shareholders was as follows (shares in millions):

	First quarter ended March 31,
	2025	2024
Average shares outstanding – basic	259	179
Effect of dilutive securities:
Stock options	—	—
Stock units	1	—
Average shares outstanding – diluted	260	179

In the first quarter of 2024, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive. Had Alcoa generated net income in the first quarter of 2024, two million common share equivalents related to three million outstanding stock units and stock options combined would have been included in diluted average shares outstanding for the period.

G. Accumulated Other Comprehensive Loss

The following table details the activity of the three components that comprise Accumulated other comprehensive loss for Alcoa Corporation’s shareholders and Noncontrolling interest:

	Alcoa Corporation		Noncontrolling interest
	First quarter ended March 31,		First quarter ended March 31,
	2025	2024	2025	2024
Pension and other postretirement benefits (L)
Balance at beginning of period	$(11)	$—	$—	$(15)
Other comprehensive (loss) income:
Unrecognized net actuarial gain/loss and prior service cost/benefit	(1)	4	—	—
Tax expense(2)	(1)	(1)	—	—
Total Other comprehensive (loss) income before reclassifications, net of tax	(2)	3	—	—
Amortization of net actuarial gain/loss and prior service cost/benefit(1)	7	6	—	1
Total amount reclassified from Accumulated other comprehensive loss, net of tax(4)	7	6	—	1
Total Other comprehensive income	5	9	—	1
Balance at end of period	$(6)	$9	$—	$(14)

Foreign currency translation
Balance at beginning of period	$(4,194)	$(2,593)	$—	$(983)
Other comprehensive income (loss)	185	(122)	—	(54)
Joint venture formation (C)	(31)	—	—	—
Balance at end of period	$(4,040)	$(2,715)	$—	$(1,037)

Cash flow hedges (M)
Balance at beginning of period	$(905)	$(1,052)	$—	$—
Other comprehensive (loss) income:
Net change from periodic revaluations	(85)	117	—	—
Tax benefit (expense)(2)	23	(31)	—	—
Total Other comprehensive (loss) income before reclassifications, net of tax	(62)	86	—	—
Net amount reclassified to earnings:
Aluminum contracts(3)	93	57	—	—
Foreign exchange contracts(3)	2	(4)	—	—
Sub-total	95	53	—	—
Tax expense(2)	(17)	(9)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(4)	78	44	—	—
Total Other comprehensive income	16	130	—	—
Balance at end of period	$(889)	$(922)	$—	$—

Total Accumulated other comprehensive loss	$(4,935)	$(3,628)	$—	$(1,051)

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

H. Investments – A summary of unaudited financial information for Alcoa Corporation’s equity investments is as follows (amounts represent 100% of investee financial information):

First quarter ended March 31, 2025	Saudi Arabia Joint Venture	Mining	Energy	Other
Sales	$956	$168	$58	$111
Cost of goods sold	775	104	22	100
Net income (loss)	13	19	29	(10)
Equity in net income (loss) of affiliated companies, before reconciling adjustments	3	9	11	(5)
Other	6	—	—	(7)
Alcoa Corporation’s equity in net income (loss) of affiliated companies	9	9	11	(12)

First quarter ended March 31, 2024
Sales	$711	$115	$63	$115
Cost of goods sold	599	103	25	105
Net (loss) income	(8)	(5)	31	(16)
Equity in net (loss) income of affiliated companies, before reconciling adjustments	(2)	(2)	12	(8)
Other	(8)	—	(1)	(5)
Alcoa Corporation’s equity in net (loss) income of affiliated companies	(10)	(2)	11	(13)

The Company’s basis in the ELYSISTM Limited Partnership (ELYSIS) as of March 31, 2025 and 2024, included in Other in the table above, has been reduced to zero for its share of losses incurred to date. As a result, the Company has $60 in unrecognized losses as of March 31, 2025 that will be recognized upon additional contributions into the partnership.

On September 15, 2024, Alcoa entered into a share purchase and subscription agreement with Ma’aden, pursuant to which Alcoa agreed to sell its full ownership interest of 25.1% in the Saudi Arabia joint venture, comprised of the Ma’aden Bauxite and Alumina Company and the Ma’aden Aluminium Company, to Ma’aden in exchange for issuance by Ma’aden of 85,977,547 shares and $150 in cash (see Note C).

I. Receivables

In November 2024, a wholly-owned special purpose entity (SPE) of the Company amended an agreement with a financial institution to increase the amount of certain customer receivables that can be transferred without recourse on a revolving basis from $130 to $150 and to extend the maturity to November 14, 2025. The agreement was initially entered into in 2023. Company subsidiaries sell customer receivables to the SPE, which then transfers the receivables to the financial institution. The Company does not maintain effective control over the transferred receivables, and therefore accounts for the transfers as sales of receivables.

Alcoa Corporation guarantees the performance obligations of the Company subsidiaries, and unsold customer receivables are pledged as collateral to the financial institution to secure the sold receivables. The SPE held unsold customer receivables of $331 and $247 pledged as collateral against the sold receivables as of March 31, 2025 and December 31, 2024, respectively.

The Company continues to service the customer receivables that were transferred to the financial institution. As Alcoa collects customer payments, the SPE transfers additional receivables to the financial institution rather than remitting cash.

In the first quarter of 2025, the Company sold gross customer receivables of $199 and reinvested collections of $199 from previously sold receivables, resulting in no net cash remittance to or proceeds from the financial institution. In the first quarter of 2024, the Company sold gross customer receivables of $307 and reinvested collections of $291 from previously sold receivables, resulting in net cash proceeds from the financial institution of $16.

Cash collections from previously sold receivables yet to be reinvested of $90 and $50 were included in Accounts payable, trade on the accompanying Consolidated Balance Sheet as of March 31, 2025 and December 31, 2024, respectively. Cash received from sold receivables under the agreement are presented within operating activities in the Statement of Consolidated Cash Flows.

J. Inventories

	March 31, 2025	December 31, 2024
Finished goods	$414	$406
Work-in-process	276	251
Bauxite and alumina	657	551
Purchased raw materials	589	546
Operating supplies	246	244
	$2,182	$1,998

K. Debt

Short-term Borrowings

Inventory Repurchase Agreements

The Company entered into inventory repurchase agreements whereby the Company sold aluminum to a third party and agreed to subsequently repurchase substantially similar inventory. The Company did not record sales upon each shipment of inventory and the net cash received of $45 and $50 related to these agreements was recorded in Short-term borrowings within Other current liabilities on the Consolidated Balance Sheet as of March 31, 2025 and December 31, 2024, respectively. The associated inventory sold was reflected in Prepaid expenses and other current assets on the accompanying Consolidated Balance Sheet.

During the first quarter of 2025, the Company recorded borrowings of $44 and repurchased $49 of inventory related to these agreements. During the first quarter of 2024, the Company recorded borrowings of $21 and repurchased $25 of inventory related to these agreements.

The cash received and subsequently paid under the inventory repurchase agreements is included in Cash provided from financing activities on the Statement of Consolidated Cash Flows.

144A Debt

2030 and 2032 Notes

In March 2025, Alumina Pty Ltd, a wholly-owned subsidiary of Alcoa Corporation, completed Rule 144A (U.S. Securities Act of 1933, as amended) debt issuances of $500 aggregate principal amount of 6.125% Senior Notes due 2030 (the 2030 Notes) and $500 aggregate principal amount of 6.375% Senior Notes due 2032 (the 2032 Notes, and, collectively with the 2030 Notes, the Notes). The net proceeds of these issuances were $985, reflecting a discount to the initial purchasers of the Notes as well as issuance costs. The Company utilized certain proceeds of these transactions to fund contributions to Alcoa Nederland Holding B.V. (ANHBV), a wholly-owned subsidiary of Alcoa Corporation and the issuer of the outstanding $750 aggregate principal amount of 5.500% Notes due 2027 (the Existing 2027 Notes) and $500 aggregate principal amount of 6.125% Notes due 2028 (the Existing 2028 Notes). These contributions were funded through a series of intercompany transactions, including the repayment of intercompany indebtedness and the issuance of intercompany dividends. ANHBV used such funds, along with cash on hand, to fund the purchase price pursuant to the cash tender offers announced and settled in March 2025, including premiums and transaction costs (see Tender Offers). The net proceeds also support Alcoa’s general corporate purposes.

The discount to the initial purchasers of the Notes, as well as costs to complete the financing, were deferred and are being amortized to interest expense over the term of the Notes. Interest on the Notes is paid semi-annually in March and September, and interest payments will commence on September 15, 2025. The indentures contain customary affirmative and negative covenants that are similar to those included in the indenture that governs ANHBV’s 7.125% Senior Notes due 2031 issued in March 2024, such as limitations on liens, limitations on sale and leaseback transactions, and the calculation of certain financial ratios.

Alumina Pty Ltd has the option to redeem the Notes on at least 10 days, but not more than 60 days, notice to the holders of the Notes under multiple scenarios, including, in whole or in part, at any time or from time to time on and after March 15, 2027 and March 15, 2028 for the 2030 Notes and 2032 Notes, respectively, at the applicable redemption price specified in the indenture (up to 103.063% and 103.188% of the principal amount plus any accrued and unpaid interest in each case for the 2030 Notes and 2032 Notes, respectively). Also, the Notes are subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the indenture) at a repurchase price in cash equal to 101% of the aggregate principal amount of the Notes repurchased, plus any accrued and unpaid interest on the Notes repurchased.

The Notes are guaranteed on a senior unsecured basis by the Company and its subsidiaries that are party to the indentures. The Notes and related guarantees rank equally in right of payment with all existing and future senior unsecured indebtedness of Alumina Pty Ltd, the Company, and such subsidiaries; rank senior in right of payment to any future subordinated obligations of Alumina Pty Ltd, the Company, and such subsidiaries; and are effectively subordinated to the existing and future secured indebtedness of Alumina Pty Ltd, the Company, and such subsidiaries, including under the Revolving Credit Agreement, to the extent of the value of property and assets securing such indebtedness.

See Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K in Note M to the Consolidated Financial Statements for the year ended December 31, 2024 for more information related to the Company’s and such subsidiaries’ existing debt and related covenants.

Tender Offers

In March 2025, ANHBV announced and settled cash tender offers which resulted in the tender and acceptance of $609 of the $750 aggregate principal amount of Existing 2027 Notes and $281 of the $500 aggregate principal amount of Existing 2028 Notes for purchase. The issuance of the 2030 Notes and 2032 Notes and the cash tender of the Existing 2027 Notes and Existing 2028 Notes were determined to be issuances of new debt and extinguishments of existing debt. As a result, the Company incurred $12 of debt settlement expenses in the first quarter of 2025 in Interest expense, which was comprised of the settlement premiums, transaction costs, and the write-off of unamortized discounts and deferred financing costs. The cash flows related to the transaction were included in Cash provided from financing activities on the Statement of Consolidated Cash Flows.

Credit Facilities

Revolving Credit Facility

The Company and ANHBV, a wholly-owned subsidiary of Alcoa Corporation and the borrower, have a $1,250 revolving credit and letter of credit facility in place for working capital and/or other general corporate purposes (the Revolving Credit Facility). The Revolving Credit Facility, established in September 2016, most recently amended and restated in June 2022 and amended in January 2024, is scheduled to mature in June 2027. Subject to the terms and conditions under the Revolving Credit Facility, the Company or ANHBV may borrow funds or issue letters of credit. Under the terms of the January 2024 amendment, the Company agreed to provide collateral for its obligations under the Revolving Credit Facility. See Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K in Note M to the Consolidated Financial Statements for the year ended December 31, 2024 for more information on the Revolving Credit Facility.

As of March 31, 2025, the Company was in compliance with all financial covenants. The Company may access the entire amount of commitments under the Revolving Credit Facility. There were no borrowings outstanding at March 31, 2025 and December 31, 2024, and no amounts were borrowed during the first quarters ended March 31, 2025 and March 31, 2024 under the Revolving Credit Facility.

Japanese Yen Revolving Credit Facility

The Company and ANHBV have a $250 revolving credit facility available to be drawn in Japanese yen (the Japanese Yen Revolving Credit Facility). Subject to the terms and conditions under the facility, the Company or ANHBV may borrow funds. The Japanese Revolving Credit Facility, established in April 2023 and amended in January 2024 and April 2024, includes covenants that are substantially the same as those included in the Revolving Credit Facility. Under the terms of the January 2024 amendment, the Company agreed to provide collateral for its obligations under the Japanese Yen Revolving Credit Facility. See Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K in Note M to the Consolidated Financial Statements for the year ended December 31, 2024 for more information on the Japanese Yen Revolving Credit Facility.

As of March 31, 2025, the Company was in compliance with all financial covenants. The Company may access the entire amount of commitments under the Japanese Revolving Credit Facility. There were no borrowings outstanding at March 31, 2025 and December 31, 2024. During the first quarter of 2025, no amounts were borrowed. During the first quarter of 2024, $201 (29,686 JPY) was borrowed and $196 (29,686 JPY) was repaid under the Japanese Yen Revolving Credit Facility.

In April 2025, the Company and ANHBV entered into an amendment to the Japanese Yen Revolving Credit Facility, reducing the aggregate commitments from $250 to $200 and extending maturity from April 2025 to April 2026.

Other

In April 2025, the Company amended a $74 term loan extending maturity from May 2025 to November 2025.

L. Pension and Other Postretirement Benefits

The components of net periodic benefit cost were as follows:

	Pension benefits		Other postretirement benefits
First quarter ended March 31,	2025	2024	2025	2024
Service cost	$2	$2	$—	$1
Interest cost(1)	25	27	5	6
Expected return on plan assets(1)	(31)	(35)	—	—
Recognized net actuarial loss(1)	9	8	1	1
Amortization of prior service benefit(1)	—	—	(3)	(3)
Curtailments(2)	—	1	—	—
Net periodic benefit cost	$5	$3	$3	$5
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

In the first quarter of 2025, management made such elections related to the Company’s U.S. plans and intends to do so for the remainder of 2025. As a result, Alcoa’s minimum required contribution to defined benefit pension plans in 2025 is estimated to be approximately $19, of which $12 was contributed to non-U.S. plans during the first quarter of 2025.

In the first quarter of 2024, $6 was contributed to non-U.S. plans.

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

During the first quarter of 2025, Alcoa entered into financial contracts with multiple counterparties to mitigate financial risks associated with changes in aluminum prices, natural gas prices, and foreign currency exchange rates. The aluminum and natural gas financial contracts qualify for cash flow hedge accounting. The foreign exchange financial contracts do not qualify for hedge accounting treatment. These contracts are held by a separate wholly-owned subsidiary of Alcoa Corporation and are intended to limit the Company’s net cash outlays to the committed funding under the San Ciprián joint venture agreement. The associated realized gains or losses have no impact on the results of the San Ciprián operations.

Alcoa Corporation’s aluminum, foreign exchange and natural gas contracts are classified as Level 1 under the fair value hierarchy. All of the Level 1 contracts are designated as either fair value or cash flow hedging instruments (except as described above). Alcoa Corporation also has several derivative instruments classified as Level 3 under the fair value hierarchy, which are either designated as cash flow hedges or undesignated. Alcoa included the changes in its equity method investee’s Level 2 derivatives in Accumulated other comprehensive loss through June 30, 2024, when the underlying contracts expired.

The following tables present the detail for Level 1 and 3 derivatives (see additional Level 3 information in further tables below):

	March 31, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
Level 1 derivative instruments	$19	$12	$1	$20
Level 3 derivative instruments	30	1,096	24	1,079
Total	$49	$1,108	$25	$1,099
Less: Current	38	258	25	263
Noncurrent	$11	$850	$—	$836

	2025		2024
First quarter ended March 31,	Unrealized gain (loss) recognized in Other comprehensive income (loss)	Realized loss reclassified from Accumulated other comprehensive loss to earnings	Unrealized (loss) gain recognized in Other comprehensive income (loss)	Realized gain (loss) reclassified from Accumulated other comprehensive loss to earnings
Level 1 derivative instruments	$24	$(2)	$(3)	$4
Level 3 derivative instruments	(109)	(93)	120	(57)
Total	$(85)	$(95)	$117	$(53)

For the first quarters of 2025 and 2024, the realized loss of $2 and realized gain of $4, respectively, on Level 1 cash flow hedges were recognized in Sales.

The following table presents the outstanding quantities of derivative instruments classified as Level 1:

	Classification	March 31, 2025	March 31, 2024
Aluminum (in kmt)	Commodity buy forwards	173	101
Aluminum (in kmt)	Commodity sell forwards	458	44
Foreign currency (in millions of euro)	Foreign exchange buy forwards	163	79
Foreign currency (in millions of euro)	Foreign exchange sell forwards	11	17
Foreign currency (in millions of euro) (undesignated)	Foreign exchange buy forwards	852	—
Foreign currency (in millions of Norwegian krone)	Foreign exchange buy forwards	20	102
Foreign currency (in millions of Brazilian real)	Foreign exchange buy forwards	160	450
Foreign currency (in millions of Australian dollars)	Foreign exchange buy forwards	41	—
Foreign currency (in millions of Canadian dollar)	Foreign exchange buy forwards	—	26
Natural gas (in millions of megawatt hours)	Commodity buy forwards	2	—

Alcoa Corporation routinely uses Level 1 aluminum derivative instruments to manage exposures to changes in the fair value of firm commitments for the purchases or sales of aluminum. Additionally, Alcoa uses aluminum derivative instruments to manage LME exposures related to profitability improvement actions (expires December 2025) and the San Ciprián smelter (see above) (expires December 2027).

Alcoa Corporation uses Level 1 foreign exchange forward contracts to mitigate the risk of foreign exchange exposure related to euro power purchases in Norway (expires March 2028), U.S. dollar aluminum sales in Norway (expires June 2025), U.S. dollar alumina and aluminum sales in Brazil (expires October 2026), U.S. dollar alumina sales in Australia (expires December 2026) and euro expenses (primarily energy and labor) (expires December 2027). Additionally, Alcoa used Level 1 foreign exchange forward contracts to mitigate the risk of foreign exchange exposure related to Canadian dollar expenses in Canada (expired March 2025).

Alcoa Corporation uses Level 1 natural gas derivative instruments to mitigate the risk of price fluctuations on natural gas purchases in Spain (expires December 2027).

Additional Level 3 Disclosures

The following table presents quantitative information related to the significant unobservable inputs described above for Level 3 derivative instruments (megawatt hours in MWh):

	March 31, 2025	Unobservable Input	Unobservable Input Range
Asset Derivatives
Financial contract (undesignated)	$30	Interrelationship of forward energy price, LME forward price and the Consumer Price Index	Electricity (per MWh)	2025: $31.92 2025: $60.48
			LME (per mt)	2025: $2,516
				2025: $2,547
Power contract	—	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2025: $2,516 2025: $2,530
			Midwest premium (per pound)	2025: $0.5200 2025: $0.5200
			Electricity	Rate of 2 million MWh per year
Total Asset Derivatives	$30
Liability Derivatives
Power contract	$135	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2025: $2,516 2027: $2,624
			Electricity	Rate of 4 million MWh per year
Power contracts	958	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2025: $2,516 2029: $2,701 2036: $2,888
			Midwest premium (per pound)	2025: $0.5200 2029: $0.5200 2036: $0.5200
			Electricity	Rate of 18 million MWh per year
Power contract (undesignated)	3	Estimated spread between the 30-year debt yield of Alcoa and the counterparty	Credit spread	1.35%: 30-year debt yield spread 6.70%: Alcoa (estimated) 5.35%: counterparty
Total Liability Derivatives	$1,096

The fair values of Level 3 derivative instruments recorded in the accompanying Consolidated Balance Sheet were as follows:

Asset Derivatives	March 31, 2025	December 31, 2024
Derivatives not designated as hedging instruments:
Current—financial contract	$30	$24
Total derivatives not designated as hedging instruments	$30	$24
Total Asset Derivatives	$30	$24
Liability Derivatives
Derivatives designated as hedging instruments:
Current—power contracts	$249	$251
Noncurrent—power contracts	844	826
Total derivatives designated as hedging instruments	$1,093	$1,077
Derivatives not designated as hedging instruments:
Current—embedded credit derivative	$1	$1
Noncurrent—embedded credit derivative	2	1
Total derivatives not designated as hedging instruments	$3	$2
Total Liability Derivatives	$1,096	$1,079

Assuming market rates remain constant with the rates at March 31, 2025, a realized loss of $249 related to power contracts is expected to be recognized in Sales over the next 12 months.

At March 31, 2025 and December 31, 2024, the power contracts with embedded derivatives designated as cash flow hedges include hedges of forecasted aluminum sales of 1,175 kmt and 1,230 kmt, respectively.

The following tables present the reconciliation of activity for Level 3 derivative instruments:

Assets
First quarter ended March 31, 2025	Financial contracts
January 1, 2025	$24
Total gains or losses included in:
Other income, net (unrealized/realized)	8
Settlements and other	(2)
March 31, 2025	$30
Change in unrealized gains or losses included in earnings for derivative instruments held at March 31, 2025:
Other income, net	$8

	Liabilities
First quarter ended March 31, 2025	Power contracts	Embedded credit derivative
January 1, 2025	$1,077	$2
Total gains or losses included in:
Sales (realized)	(93)	—
Other expenses, net (unrealized/realized)	—	1
Other comprehensive loss (unrealized)	109	—
March 31, 2025	$1,093	$3
Change in unrealized gains or losses included in earnings for derivative instruments held at March 31, 2025:
Other expenses, net	$—	$1

There were no purchases, sales, or settlements of Level 3 derivative instruments in the periods presented.

Other Financial Instruments

The carrying values and fair values of Alcoa Corporation’s other financial instruments were as follows:

	March 31, 2025		December 31, 2024
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$1,202	$1,202	$1,138	$1,138
Restricted cash	88	88	96	96
Short-term borrowings	45	45	50	50
Long-term debt due within one year	75	75	75	75
Long-term debt, less amount due within one year	2,573	2,594	2,470	2,499

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

N. Income Taxes – Alcoa Corporation’s estimated annualized effective tax rate (AETR) for 2025 as of March 31, 2025 differs from the U.S. federal statutory rate of 21% primarily due to income in certain jurisdictions with full valuation allowances resulting in no incremental tax expense. In addition, income in foreign jurisdictions with higher statutory tax rates contribute to the variance from 21%.

	First quarter ended March 31,
	2025	2024
Income (loss) before income taxes	$668	$(325)
Estimated annualized effective tax rate	19.3%	(8.9)%
Income tax expense	$129	$29
Favorable tax impact related to losses in jurisdictions with no tax benefit	(11)	(47)
Discrete tax expense	2	—
Provision for (benefit from) income taxes	$120	$(18)

The Inflation Reduction Act of 2022 (IRA) contains a number of tax credits and other incentives for investments in renewable energy production, carbon capture, and other climate-related actions, as well as the production of critical minerals. In December 2023, the U.S. Treasury issued guidance on Section 45X of the Advanced Manufacturing Tax Credit. The Notice of Proposed Rulemaking (the Proposed Regulations) clarified that commercial grade aluminum is included in the definition of aluminum eligible for the credit, which was designed to incentivize domestic production of critical materials important for the transition to clean energy.

On October 24, 2024, the U.S. Treasury finalized the Proposed Regulations under Section 45X with important modifications including the ability to include the cost of certain direct and indirect materials in the cost base of the credit. The Proposed Regulation on the definition of aluminum was not finalized; however, management believes that commercial grade aluminum continues to qualify for the Section 45X credit. In the Preamble to the Final Regulations, the U.S. Treasury indicated it will finalize the definition at a later date.

In the first quarters of 2025 and 2024, the Company recorded benefits of $14 and $9 in Cost of goods sold, respectively, related to its Massena West smelter (New York) and its Warrick smelter (Indiana). As of March 31, 2025, benefits of $36 were included in Other receivables and $85 were included in Other noncurrent assets on the Consolidated Balance Sheet. As of December 31, 2024, benefits of $36 were included in Other receivables and $71 were included in Other noncurrent assets on the Consolidated Balance Sheet.

ANHBV has a full valuation allowance recorded against deferred tax assets, which was established in 2016, as the Company believes it is more likely than not that these tax benefits will not be realized. The majority of ANHBV’s net deferred tax assets relate to prior net operating losses and interest expense; the loss carryforwards are not subject to an expiration period. If ANHBV continues to demonstrate sustained profitability, management may conclude that ANHBV’s deferred tax assets may be realized, resulting in a future reversal of the valuation allowance, generating a non-cash benefit in the period recorded. ANHBV’s net deferred tax assets, excluding the valuation allowance, were $248 as of March 31, 2025.

Alcoa World Alumina Brasil Ltda. (AWAB) has a full valuation allowance recorded against deferred tax assets, which was established in 2023, as the Company believes it is more likely than not that these tax benefits will not be realized. The majority of AWAB’s net deferred tax assets relate to prior net operating losses; the loss carryforwards are not subject to an expiration period. If AWAB continues to demonstrate sustained profitability, management may conclude that AWAB’s deferred tax assets may be realized, resulting in a future reversal of the valuation allowance, generating a non-cash benefit in the period recorded. AWAB’s net deferred tax assets, excluding the valuation allowance, were $109 as of March 31, 2025.

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

Alcoa Corporation’s environmental remediation reserve balance reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. The following table details the changes in the carrying value of recorded environmental remediation reserves:

Balance at December 31, 2023	$268
Liabilities incurred	25
Cash payments	(49)
Reversals of previously recorded liabilities	(12)
Foreign currency translation and other	(12)
Balance at December 31, 2024	220
Cash payments	(8)
Foreign currency translation and other	1
Balance at March 31, 2025	$213

At March 31, 2025 and December 31, 2024, the current portion of the environmental remediation reserve balance was $44 and $38, respectively.

Payments related to remediation expenses applied against the reserve were $8 and $6 in the first quarters of 2025 and 2024, respectively. These amounts include mandated expenditures as well as those not required by any regulatory authority or third party.

The estimated timing of cash outflows from the environmental remediation reserve at March 31, 2025 was as follows:

2025 (excluding the three months ended March 31, 2025)	$35
2026 – 2030	83
Thereafter	95
Total	$213

Reserve balances at March 31, 2025 and December 31, 2024, associated with significant sites with active remediation underway or for future remediation were $151 and $154, respectively. In management’s judgment, the Company’s reserves are sufficient to satisfy the provisions of the respective action plans. Upon changes in facts or circumstances, a change to the reserve may be required. The Company’s significant sites include:

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

Massena, New York—The reserve associated with the 2015 closure of the Massena East smelter by the Company’s subsidiary, Reynolds Metals Company, is for subsurface soil remediation to be performed after demolition of the structures. Remediation work commenced in 2021 and will take up to eight years to complete.

Point Comfort, Texas—The reserve associated with the 2019 closure of the Point Comfort alumina refinery is for disposal of industrial wastes contained at the site, subsurface remediation, and post-closure monitoring and maintenance. The final remediation plan is currently being developed, which may result in a change to the existing reserve.

Addy, Washington—The reserve associated with the 2022 closure of the Addy magnesium smelter facility is for site-wide remediation and investigation and post-closure monitoring and maintenance. Remediation work is not expected to begin until 2027 and will take three to five years to complete. The final remediation plan is currently being developed, which may result in a change to the existing reserve.

Ferndale, Washington—The reserve associated with the 2023 closure of the Intalco aluminum smelter in Ferndale, Washington is for below grade site remediation and five years of post-closure maintenance and monitoring. The final remediation plan is under review.

Other Sites—The Company is in the process of decommissioning various other plants and remediating sites in several countries for potential redevelopment or to return the land to a natural state. In aggregate, there are remediation projects at 31 other sites that are planned or underway. These activities will be completed at various times in the future over the next two to four years, after which ongoing monitoring and other activities may be required. At March 31, 2025 and December 31, 2024, the reserve balance associated with these activities was $62 and $66, respectively.

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

In February 2022, the RFB notified AWAB that it had inspected the value added tax credits claimed for 2012 and disallowed $4 (R$19). In its decision, the RFB allowed credits of $14 (R$65) that were similar to those previously disallowed for 2009 through 2011. In July 2022, the RFB notified AWAB that it had inspected the value added tax credits claimed for 2013 and disallowed $13 (R$66). In its decision, the RFB allowed credits of $10 (R$53) that were similar to those previously disallowed for 2009 through 2011. In September 2024, the RFB notified AWAB that it had further inspected the value added tax credits claimed for 2013 and issued a first administrative decision allowing additional credits of $1 (R$5) that were similar to those previously disallowed for 2009 through 2011. AWAB received the 2012 allowed credits with interest of $9 (R$44) in March 2022, the 2013 allowed credits with interest of $6 (R$31) in August 2022, and the additional 2013 allowed credits with interest of $1 (R$6) in December 2024. The decisions on the 2012 and 2013 credits provide positive evidence to support management’s opinion that there is no basis for these credits to be disallowed. AWAB will continue to dispute the credits that were disallowed for 2012 and 2013. If AWAB is successful in this administrative process, the RFB would have no further recourse. If unsuccessful in this process, AWAB has the option to litigate at a judicial level. Separately from AWAB’s administrative appeal, in June 2015, a new tax law was enacted repealing the provisions in the tax code that were the basis for the RFB assessing a 50% penalty in this matter. As such, the estimated range of reasonably possible loss for these matters is $0 to $52 (R$300). It is management’s opinion that the allegations have no basis; however, at this time, the Company is unable to reasonably predict an outcome for this matter.

Australia (AofA)—On April 30, 2025, the Administrative Review Tribunal of Australia (ART) issued its decision related to the proceedings Alcoa of Australia Limited (AofA) filed against the Australian Taxation Office (ATO) in April 2022 to contest the Notices of Assessment (the Notices) issued by the ATO in July 2020 (described below) related to transfer pricing of certain historic third-party alumina sales. The ART decided that no additional tax is owed, consistent with Alcoa’s long-held position related to this matter.

The Notices asserted claims for income tax payable by AofA of approximately $135 (A$214) and claims for compounded interest on the tax amount totaling approximately $445 (A$707). In addition to the Notices, the ATO issued a position paper in September 2020 with its preliminary view on the imposition of administrative penalties related to the tax assessment which proposed penalties of approximately $81 (A$128). During 2020, AofA lodged formal objections to the Notices, provided a submission on the ATO’s imposition of interest, and submitted a response to the ATO’s position paper on penalties. AofA has not received a response to its submission on the ATO’s imposition of interest or its response to the ATO’s position paper on penalties.

In accordance with the ATO’s dispute resolution practices, AofA paid 50% of the assessed income tax amount exclusive of interest and any penalties, or approximately $74 (A$107), during the third quarter 2020. AofA funded the payment with cash on hand and recorded the payment within Other noncurrent assets as a noncurrent prepaid tax asset; at March 31, 2025, the related balance was $67 (A$107).

Interest on the unpaid tax was accrued through March 31, 2025, which, along with the initial interest assessment, was deductible against taxable income by AofA. Beginning in the third quarter of 2020, AofA applied this deduction and total reductions in cash tax payments of $216 (A$343) and $206 (A$332) were reflected within Other noncurrent liabilities and deferred credits as a noncurrent accrued tax liability at March 31, 2025 and December 31, 2024, respectively.

The ATO has 28 days to appeal the ART’s decision. Should the ATO choose not to appeal, the disputed tax claims (and additional related interest and penalties) will be withdrawn. With a withdrawal of the ATO’s claims, the prepaid tax asset of $67 (A$107) would be expected to be refunded to AofA in June 2025, and accrued cash taxes of $216 (A$343) related to the interest deductions would be payable by AofA by June 1, 2026. The net cash impact of both the refunded amount and the accrued cash taxes would be approximately $149 (A$236) through June 2026.

The Company maintains that the sales that were subject to the ATO’s review, which were ultimately sold to Aluminium Bahrain B.S.C., were the result of arm’s length transactions by AofA over two decades and were made at arm’s length prices consistent with the prices paid by other third-party alumina customers. The Company continues to believe it is more likely than not that AofA’s tax position will be sustained in the event of an appeal by the ATO.

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

P. Other Financial Information

Other (Income) Expenses, Net

	First quarter ended March 31,
	2025	2024
Equity loss	$6	$27
Foreign currency (gains) losses, net	(17)	24
Net loss from asset sales	3	11
Net (gain) loss on mark-to-market derivative instruments	(7)	5
Non-service costs – pension and other postretirement benefits	6	4
Other, net	(17)	(12)
	$(26)	$59

Other Noncurrent Assets

	March 31, 2025	December 31, 2024
Prepaid gas transmission contract	$285	$278
Gas supply prepayment	220	225
Value added tax credits	211	213
Deferred mining costs, net	196	184
Goodwill	143	142
Prepaid pension benefit	131	128
IRA Section 45X credit	85	71
Noncurrent restricted cash	68	53
Noncurrent prepaid tax asset	67	66
Intangibles, net	35	36
Other	101	101
	$1,542	$1,497

Cash and Cash Equivalents and Restricted Cash

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$1,202	$1,138
Current restricted cash	20	43
Noncurrent restricted cash	68	53
	$1,290	$1,234

Restricted cash primarily relates to commitments included in the viability agreement reached with the workers’ representatives of the San Ciprián smelter in December 2021, and subsequently updated in February 2023. $11 was released from restricted cash in the first quarter of 2025, related to smelter restart and capital expenditures incurred in the fourth quarter of 2024 and first quarter of 2025. At March 31, 2025, the Company had restricted cash of $75 available for capital improvements at the site and smelter restart costs.

Q. Supplier Finance Programs

The Company has various supplier finance programs with third-party financial institutions that are made available to suppliers to facilitate payment term negotiations. Under the terms of these agreements, participating suppliers receive payment in advance of the payment date from third-party financial institutions for qualifying invoices. Alcoa’s obligations to its suppliers, including amounts due and payment terms, are not impacted by its suppliers’ participation in these programs. The Company does not pledge any assets as security or provide any guarantees beyond payment of outstanding invoices at maturity under these arrangements. The Company does not pay fees to the financial institutions under these arrangements. At March 31, 2025 and December 31, 2024, qualifying supplier invoices outstanding under these programs were $97 and $94, respectively, and have payment terms ranging from 50 to 110 days. These obligations are included in Accounts payable, trade on the accompanying Consolidated Balance Sheet.

R. Subsequent Events

On April 28, 2025, Alcoa’s San Ciprián complex was impacted by the widespread power outage across Spain. As a result of the outage, both the refinery and smelter at the complex were affected. Due to the preliminary nature of the information, Alcoa is unable to reasonably estimate the impact to the Company’s results of operations until a thorough assessment is complete.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per-share amounts, average realized prices, and average cost amounts; metric tons in thousands (kmt); dry metric tons in millions (mdmt))

Business Update

During the first quarter of 2025, Alcoa continued to execute its key operational and capital allocation objectives, including the formation of the joint venture in Spain with IGNIS Equity Holdings, SL (IGNIS EQT) and repositioning debt in Australia closer to its operating assets, which require considerable capital expenditures to complete mine moves over the next several years. Additionally, the Alumina segment and the Aluminum segment experienced operational stability and strong production results, while the Alumar (Brazil) smelter increased operating capacity to approximately 90% as of March 31, 2025.

During the quarter, the United States government imposed a 25% tariff on certain aluminum imports from Canada under Section 232 of the Trade Expansion Act of 1962 (Section 232), which became effective on March 12, 2025. The Section 232 tariff was previously 10%, and Canadian metal imported into the U.S. was exempted. Approximately 70% of the aluminum Alcoa produces in Canada is shipped to U.S. customers. Throughout the first quarter 2025, Alcoa actively engaged with administrations, governments, and policy makers in the U.S. and globally regarding the impact of tariffs on trade flows and the importance of primary aluminum to the U.S. economy through the deeply integrated aluminum supply chain. Additionally, the Company engaged with customers, suppliers, and logistics companies to avoid supply disruptions.

Portfolio Actions

San Ciprián Operations

On March 31, 2025, Alcoa and IGNIS EQT entered into a joint venture agreement whereby Alcoa owns 75% and continues as the managing operator and IGNIS EQT owns 25% of the San Ciprián operations.

Alcoa and IGNIS EQT contributed $81 (€75) and $27 (€25), respectively, to form the joint venture. Additionally, up to approximately $108 (€100) may be funded by Alcoa as needed for operations with a priority position in future cash returns. Further funding requires agreement by both partners and would be shared 75% by Alcoa and 25% by IGNIS EQT.

The transaction was accounted for as an equity transaction where IGNIS EQT’s noncontrolling interest was reflected as a decrease to Additional capital on the accompanying Consolidated Balance Sheet. Under the terms of the joint venture agreement, IGNIS EQT has a put option whereby IGNIS EQT can require Alcoa Corporation to purchase from IGNIS EQT its 25% interest at the then fair market value upon certain change in control provisions. Alcoa classified the Noncontrolling interest within Mezzanine equity on the Consolidated Balance Sheet, as IGNIS EQT’s redemption is not solely within the Company’s control. Alcoa will recognize earnings attributable to IGNIS EQT’s ownership interest within Noncontrolling interest beginning in the second quarter of 2025.

Debt Repositioning

In March 2025, Alumina Pty Ltd, a wholly-owned subsidiary of Alcoa Corporation, completed Rule 144A (U.S. Securities Act of 1933, as amended) debt issuances of $500 aggregate principal amount of 6.125% Senior Notes due 2030 (the 2030 Notes) and $500 aggregate principal amount of 6.375% Senior Notes due 2032 (the 2032 Notes, and, collectively with the 2030 Notes, the Notes). The net proceeds of these issuances were $985, reflecting a discount to the initial purchasers of the Notes as well as issuance costs. The Company utilized certain proceeds of these transactions to fund contributions to Alcoa Nederland Holding B.V. (ANHBV), a wholly-owned subsidiary of Alcoa Corporation and the issuer of the outstanding $750 aggregate principal amount of 5.500% Notes due 2027 (the Existing 2027 Notes) and $500 aggregate principal amount of 6.125% Notes due 2028 (the Existing 2028 Notes). These contributions were funded through a series of intercompany transactions, including the repayment of intercompany indebtedness and the issuance of intercompany dividends. ANHBV used such funds, along with cash on hand, to fund the purchase price pursuant to the cash tender offers announced and settled in March 2025, including premiums and transaction costs. The net proceeds also support Alcoa’s general corporate purposes.

In March 2025, ANHBV announced and settled cash tender offers which resulted in the tender and acceptance of $609 of the $750 aggregate principal amount of Existing 2027 Notes and $281 of the $500 aggregate principal amount of Existing 2028 Notes for purchase. The issuance of the 2030 Notes and 2032 Notes and the cash tender of the Existing 2027 Notes and Existing 2028 Notes were determined to be issuances of new debt and extinguishments of existing debt. As a result, the Company incurred $12 of debt settlement expenses in the first quarter of 2025 in Interest expense, which was comprised of the settlement premiums, transaction costs, and the write-off of unamortized discounts and deferred financing costs.

Other Matters

On April 28, 2025, Alcoa’s San Ciprián complex was impacted by the widespread power outage across Spain. As a result of the outage, both the refinery and smelter at the complex were affected. Due to the preliminary nature of the information, Alcoa is unable to reasonably estimate the impact to the Company’s results of operations until a thorough assessment is complete.

See the below sections for additional details on the above-described actions.

Results of Operations

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the quarterly and year-to-date periods outlined in the table below.

Selected Financial Data:

	Quarter ended		Three months ended
	Sequential		Year-to-date
Statement of Operations	March 31, 2025	December 31, 2024	March 31, 2025	March 31, 2024
Sales	$3,369	$3,486	$3,369	$2,599
Cost of goods sold (exclusive of expenses below)	2,438	2,714	2,438	2,404
Selling, general administrative, and other expenses	71	80	71	60
Research and development expenses	12	17	12	11
Provision for depreciation, depletion, and amortization	148	159	148	161
Restructuring and other charges, net	5	91	5	202
Interest expense	53	45	53	27
Other (income) expenses, net	(26)	42	(26)	59
Total costs and expenses	2,701	3,148	2,701	2,924
Income (loss) before income taxes	668	338	668	(325)
Provision for (benefit from) income taxes	120	136	120	(18)
Net income (loss)	548	202	548	(307)
Less: Net loss attributable to noncontrolling interest	—	—	—	(55)
Net income (loss) attributable to Alcoa Corporation	$548	$202	$548	$(252)

	Quarter ended		Three months ended
Selected Financial Metrics	March 31, 2025	December 31, 2024	March 31, 2025	March 31, 2024
Diluted income (loss) per share attributable to Alcoa Corporation common shareholders	$2.07	$0.76	$2.07	$(1.41)
Third-party shipments of alumina (kmt)	2,105	2,289	2,105	2,397
Third-party shipments of aluminum (kmt)	609	641	609	634
Average realized price per metric ton of alumina	$575	$636	$575	$372
Average realized price per metric ton of aluminum	$3,213	$3,006	$3,213	$2,620
Average Alumina Price Index (API)(1)	$612	$641	$612	$356
Average London Metal Exchange (LME) 15-day lag(2)	$2,607	$2,577	$2,607	$2,201

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

Overview

Sequential period comparison

Net income (loss) attributable to Alcoa Corporation was $548 in the first quarter of 2025 compared with $202 in the fourth quarter of 2024. The favorable change of $346 is primarily a result of:

•
Lower intersegment profit elimination
•
Higher average realized price of aluminum
•
Lower restructuring charges
•
Favorable currency revaluation impacts
•
Higher volumes and price from bauxite offtake and supply agreements

Partially offset by:

•
Higher average alumina input costs in the Aluminum segment
•
Lower shipments of alumina and aluminum
•
Tariffs on imports of aluminum from Canada

Year-to-date comparison

Net income (loss) attributable to Alcoa Corporation was $548 in the first quarter of 2025 compared with $(252) in the first quarter of 2024. The favorable change of $800 is primarily a result of:

•
Higher average realized price of alumina and aluminum
•
Lower restructuring charges
•
Lower intersegment profit elimination
•
Favorable currency impacts
•
Absence of Net loss attributable to noncontrolling interest

Partially offset by:

•
Higher average alumina input costs in the Aluminum segment
•
Higher taxes on higher earnings

Sales

Sequential period comparison

Sales decreased $117 primarily as a result of:

•
Lower shipments of alumina and aluminum
•
Lower average realized price of alumina
•
Unfavorable currency impacts

Partially offset by:

•
Higher volumes and price from bauxite offtake and supply agreements
•
Higher average realized price of aluminum

Year-to-date comparison

Sales increased $770 primarily as a result of:

•
Higher average realized price of alumina and aluminum
•
Higher volumes and price from bauxite offtake and supply agreements

Partially offset by:

•
Lower shipments of alumina and aluminum

Cost of goods sold

Sequential period comparison

Cost of goods sold as a percentage of sales decreased 5% primarily as a result of:

•
Lower intersegment profit elimination
•
Higher average realized price of aluminum

Partially offset by:

•
Higher average alumina input costs in the Aluminum segment
•
Lower average realized price of alumina

Year-to-date comparison

Cost of goods sold as a percentage of sales decreased 20% primarily as a result of:

•
Higher average realized price of alumina and aluminum
•
Lower intersegment profit elimination
•
Lower production costs in the Aluminum segment

Partially offset by:

•
Higher average alumina input costs in the Aluminum segment

Selling, general administrative, and other expenses

Sequential period comparison

Selling, general administrative, and other expenses decreased $9 primarily as a result of:

•
Favorable currency revaluation impacts
•
Decreased fees for professional services
•
Lower information technology services

Partially offset by:

•
Higher labor costs

Year-to-date comparison

Selling, general administrative, and other expenses increased $11 primarily as a result of:

•
Higher labor costs

Provision for depreciation, depletion, and amortization

Sequential period comparison

The Provision for depreciation, depletion, and amortization decreased $11 primarily as a result of:

•
Lower depreciation in Brazil and Australia for mine reclamation and bauxite residue storage asset retirement obligations
•
Favorable currency impacts

Year-to-date comparison

The Provision for depreciation, depletion, and amortization decreased $13 primarily as a result of:

•
Favorable currency impacts
•
Lower depreciation expense related to a group of assets reaching the end of their depreciable lives
•
Lower amortization of mine development costs

Interest expense

Sequential period comparison

Interest expense increased $8 primarily as a result of:

•
Debt settlement expenses for the Existing 2027 Notes and Existing 2028 Notes extinguished in March 2025

Partially offset by:

•
The absence of interest incurred on the Alumina Limited revolving credit facility through November 29, 2024 when Alcoa repaid outstanding amounts under the facility

Year-to-date comparison

Interest expense increased $26 primarily as a result of:

•
Debt settlement expenses for the Existing 2027 Notes and Existing 2028 Notes extinguished in March 2025
•
Interest incurred on the $750 7.125% Senior Notes issued in March 2024

Other (income) expenses, net

Sequential period comparison

Other (income) expenses, net was ($26) in the first quarter of 2025 compared with $42 in the fourth quarter of 2024. The favorable change of $68 was primarily a result of:

•
Favorable currency revaluation impacts primarily due to absence of losses recognized in the fourth quarter of 2024 due to the U.S. dollar strengthening against the Brazilian real, partially offset by gains in the current quarter due to the U.S. dollar weakening against the Brazilian real
•
Absence of costs related to site separation commitments associated with the Warrick Rolling Mill sale
•
Decrease in equity losses from the Ma’aden aluminum joint venture primarily due to lower production costs

Partially offset by:

•
Unfavorable mark-to-market results on derivative instruments due to lower power prices in the current quarter
•
Decrease in equity income from the Ma’aden bauxite and alumina joint venture primarily due to lower alumina prices and higher production costs
•
Higher ELYSIS capital contributions, increasing loss recognition

Year-to-date comparison

Other (income) expenses, net was ($26) in the first quarter of 2025 compared with $59 in the first quarter of 2024. The favorable change of $85 was primarily a result of:

•
Favorable currency revaluation impacts primarily due to the absence of losses recognized in the prior year due to the U.S. dollar strengthening against the Brazilian real, partially offset by gains in the current year due to the U.S. dollar weakening against the Brazilian real
•
Increase in equity income from the Ma’aden bauxite and alumina joint venture primarily due to higher alumina prices and lower production costs
•
Favorable mark-to-market results on derivative instruments primarily due to higher power prices in the current year
•
Absence of costs related to site separation commitments associated with the Warrick Rolling Mill sale

Partially offset by:

•
Increase in equity losses from the Ma’aden aluminum joint venture primarily due to higher alumina input costs, partially offset by higher aluminum prices

Restructuring and other charges, net

Sequential period comparison

In the first quarter of 2025, Restructuring and other charges, net of $5 primarily related to:

•
$3 for certain employee obligations related to the February 2023 updated viability agreement for the San Ciprián aluminum smelter
•
$2 for take-or-pay contract costs at a previously closed site

In the fourth quarter of 2024, Restructuring and other charges, net of $91 primarily related to:

•
$82 for increase in costs related to the curtailment of the Kwinana (Australia) refinery
•
$6 for take-or-pay contract costs at a previously closed site

Year-to-date comparison

In the first quarter of 2025, Restructuring and other charges, net of $5 primarily related to:

•
$3 for certain employee obligations related to the February 2023 updated viability agreement for the San Ciprián aluminum smelter
•
$2 for take-or-pay contract costs at a previously closed site

In the first quarter of 2024, Restructuring and other charges, net of $202 primarily related to:

•
$197 for the curtailment of the Kwinana refinery

Provision for (benefit from) income taxes

Sequential period comparison

The Provision for income taxes in the first quarter of 2025 was $120 on income before taxes of $668 or 18%. In comparison, the fourth quarter of 2024 Provision for income taxes was $136 on income before taxes of $338 or 40.2%.

The decrease in tax expense of $16 is primarily due to the impact of the annualized effective tax rate when applied to current period earnings and decreased income in a jurisdiction where the Company maintains a full tax valuation allowance but is limited in net operating loss usage, partially offset by higher income in certain jurisdictions where taxes are paid.

Year-to-date comparison

The Provision for income taxes in the first quarter of 2025 was $120 on income before taxes of $668 or 18%. In comparison, the first quarter of 2024 Benefit from income taxes was $(18) on a loss before taxes of $(325) or 5.5%.

The increase in tax expense of $138 is primarily attributable to higher income in the jurisdictions where taxes are paid.

Noncontrolling interest

Noncontrolling interest previously related to Alumina Limited’s 40% ownership interest in the AWAC joint venture. Upon completion of the acquisition by Alcoa on August 1, 2024, Alumina Limited and, as a result, ownership in the AWAC joint venture, became wholly-owned by Alcoa Corporation.

On March 31, 2025, Alcoa and IGNIS EQT entered into a joint venture agreement. Alcoa owns 75% and continues as the managing operator and IGNIS EQT owns 25% of the San Ciprián operations. Alcoa will recognize earnings attributable to IGNIS EQT’s ownership interest within Noncontrolling interest beginning in the second quarter of 2025.

Sequential period comparison

Net income (loss) attributable to noncontrolling interest was $0 in the first quarter of 2025 and the fourth quarter of 2024.

Year-to-date comparison

Net income (loss) attributable to noncontrolling interest was $0 in the first quarter of 2025 compared with $(55) in the first quarter of 2024.

Net income (loss) attributable to noncontrolling interest of $(55) in the first quarter of 2024 reflects unfavorable restructuring costs and production costs, partially offset by favorable raw material and energy costs.

Segment Information

Alcoa Corporation is a producer of bauxite, alumina, and aluminum products. The Company has two operating and reportable segments: (i) Alumina and (ii) Aluminum. The primary measure of performance is Adjusted EBITDA (Earnings before interest, taxes, depreciation, and amortization) for each segment.

The Company calculates Segment Adjusted EBITDA as Total sales (third-party and intersegment) minus the following items: Cost of goods sold; Selling, general administrative, and other expenses; and Research and development expenses. Alcoa Corporation’s Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies. The Chief Operating Decision Maker regularly reviews Segment Adjusted EBITDA to assess performance and allocate resources.

Alumina

Business Update. The average API of $612 per metric ton decreased 5% compared to the fourth quarter of 2024, when API reached an all-time high driven primarily by supply disruptions. Compared to the first quarter of 2024, average API increased by 72%. The majority of third-party alumina sales are linked to the API and higher prices have resulted in strong results for the segment.

On March 31, 2025, Alcoa and IGNIS EQT entered into a joint venture agreement, which includes the San Ciprián refinery (see Portfolio actions above).

Capacity. The Alumina segment had a base capacity of 13,843 kmt with 3,204 kmt of curtailed refining capacity. There was no change in curtailed capacity during the quarter.

In the table below, total alumina shipments include metric tons that were not produced by the Alumina segment. Such alumina was purchased to satisfy certain customer commitments. The Alumina segment bears the risk of loss of the purchased alumina until control of the product has been transferred to this segment’s customers.

Adjusted operating costs include all production related costs for alumina produced and shipped: raw materials consumed; conversion costs, such as labor, materials, and utilities; and plant administrative expenses. Other segment items include costs associated with trading activity, the purchase of bauxite from offtake or other supply agreements, and commercial shipping services; other direct and non-production related charges; Selling, general administrative, and other expenses; and Research and development expenses.

	Quarter ended		Three months ended
	March 31, 2025	December 31, 2024	March 31, 2025	March 31, 2024
Bauxite production (mdmt)	9.5	9.3	9.5	10.1
Third-party bauxite shipments (mdmt)	3.0	2.4	3.0	1.0
Alumina production (kmt)	2,355	2,390	2,355	2,670
Third-party alumina shipments (kmt)	2,105	2,289	2,105	2,397
Intersegment alumina shipments (kmt)	1,093	1,199	1,093	943
Produced alumina shipments (kmt)	2,316	2,468	2,316	2,621

Third-party bauxite sales	$243	$128	$243	$64
Third-party alumina sales	1,220	1,467	1,220	897
Total segment third-party sales	$1,463	$1,595	$1,463	$961
Intersegment alumina sales	712	846	712	395
Total sales	$2,175	$2,441	$2,175	$1,356
Adjusted operating costs	723	766	723	796
Other segment items	788	959	788	421
Segment Adjusted EBITDA	$664	$716	$664	$139

Average realized third-party price per metric ton of alumina	$575	$636	$575	$372
Adjusted operating cost per metric ton of produced alumina shipped	$312	$310	$312	$304

Production

Sequential period comparison

Alumina production decreased 1% in comparison to the fourth quarter of 2024.

Year-to-date comparison

Alumina production decreased 12% primarily as a result of:

•
Full curtailment of the Kwinana refinery in June 2024

Third-party sales

Sequential period comparison

Third-party sales decreased $132 primarily as a result of:

•
Lower shipments of alumina primarily due to timing of shipments and decreased trading activity
•
Unfavorable currency impacts
•
Lower average realized price of $61/ton principally driven by a lower average API

Partially offset by:

•
Higher volumes and price from bauxite offtake and supply agreements

Year-to-date comparison

Third-party sales increased $502 primarily as a result of:

•
Higher average realized price of $203/ton principally driven by a higher average API
•
Higher volumes and price from bauxite offtake and supply agreements

Partially offset by:

•
Lower shipments of alumina primarily due to the full curtailment of the Kwinana refinery, timing of shipments, and decreased trading activity, partially offset by increased sales of externally sourced alumina to satisfy certain customer contracts
•
Unfavorable currency impacts

Intersegment sales

Sequential period comparison

Intersegment sales decreased $134 primarily as a result of:

•
Lower alumina shipments primarily due to timing of shipments
•
Lower average API on sales to the Aluminum segment

Year-to-date comparison

Intersegment sales increased $317 primarily as a result of:

•
Higher average API on sales to the Aluminum segment
•
Higher alumina shipments primarily due to the Alumar smelter and Warrick (Indiana) smelter restarts

Segment Adjusted EBITDA

Sequential period comparison

Segment Adjusted EBITDA decreased $52 primarily as a result of:

•
Lower average realized price
•
Lower shipments
•
Unfavorable currency impacts

Partially offset by:

•
Higher volumes and price from bauxite offtake and supply agreements
•
Lower production costs primarily related to the absence of a write down of certain inventories to their net realizable value

Year-to-date comparison

Segment Adjusted EBITDA increased $525 primarily as a result of:

•
Higher average realized price
•
Higher volumes and price from bauxite offtake and supply agreements

Partially offset by:

•
Higher production costs primarily related to operating certain of the Australia refineries with lower grade bauxite, higher labor costs, and increased maintenance

Forward Look. For the second quarter of 2025 in comparison to the first quarter of 2025, the Alumina segment expects to maintain the strong operational performance delivered in the first quarter of 2025, with the benefit from higher shipments offsetting higher production costs.

Alcoa expects total 2025 Alumina segment production and shipments to remain unchanged from its prior projection, ranging between 9.5 to 9.7 million metric tons, and between 13.1 and 13.3 million metric tons, respectively. The difference between production and shipments reflects trading volumes and externally sourced alumina to fulfill customer contracts due to the curtailment of the Kwinana refinery.

Aluminum

Business Update. Aluminum prices increased sequentially with LME prices on a 15-day lag averaging $2,607 per metric ton in the first quarter of 2025. In the first quarter of 2025, the average Midwest premium (United States and Canada) increased by 57% sequentially following the introduction of 25% tariffs on aluminum imports from Canada, which became effective on March 12, 2025.

On March 31, 2025, Alcoa and IGNIS EQT entered into a joint venture agreement, which includes the San Ciprián smelter (see Portfolio actions above). The joint venture agreement allows for the planned restart of the San Ciprián smelter in 2025, a commitment included in the viability agreement reached with the workers’ representatives of the San Ciprián smelter in December 2021, and subsequently updated in February 2023. In connection with terms of the updated viability agreement, the Company has restricted cash of $75 remaining at March 31, 2025, to be made available for capital improvements at the site and smelter restart costs. In the first quarter of 2025, $11 was released from restricted cash related to smelter restart and capital expenditures incurred in the fourth quarter of 2024 and first quarter of 2025.

During the first quarter of 2025, the Company maintained the controlled pace for the restart of the Alumar smelter and continued actions to improve the smelter’s overall performance. The site was operating at approximately 90% of the site’s total annual capacity of 268 kmt (Alcoa share) as of March 31, 2025.

In the third quarter of 2024, Alcoa entered into a share purchase and subscription agreement with Ma’aden, pursuant to which Alcoa agreed to sell its full ownership interest of 25.1% in the Saudi Arabia joint venture to Ma’aden in exchange for issuance by Ma’aden of approximately 86 million shares and $150 in cash. In accordance with the announced transaction, the metal offtake agreement with Ma’aden was terminated in the first quarter of 2025.

In the table below, total aluminum third-party shipments include metric tons that were not produced by the Aluminum segment. Such aluminum was purchased by this segment to satisfy certain customer commitments. The Aluminum segment bears the risk of loss of the purchased aluminum until control of the product has been transferred to this segment’s customer. Additionally, Total shipments include offtake from a joint venture supply agreement.

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

Adjusted operating costs include all production related costs for aluminum produced and shipped: raw materials consumed; conversion costs, such as labor, materials, and utilities; and plant administrative expenses. Other segment items include costs associated with trading activity and energy assets; other direct and non-production related charges; Selling, general administrative, and other expenses; and Research and development expenses.

	Quarter ended		Three months ended
	March 31, 2025	December 31, 2024	March 31, 2025	March 31, 2024
Aluminum production (kmt)	564	571	564	542
Total aluminum shipments (kmt)	609	641	609	634
Produced aluminum shipments (kmt)	567	566	567	550

Third-party aluminum sales	$1,955	$1,928	$1,955	$1,661
Other(1)	(54)	(33)	(54)	(23)
Total segment third-party sales	$1,901	$1,895	$1,901	$1,638
Intersegment sales	4	4	4	4
Total sales	$1,905	$1,899	$1,905	$1,642
Adjusted operating costs	1,574	1,514	1,574	1,279
Other segment items	197	191	197	313
Segment Adjusted EBITDA	$134	$194	$134	$50

Average realized third-party price per metric ton of aluminum	$3,213	$3,006	$3,213	$2,620
Adjusted operating cost per metric ton of produced aluminum shipped	$2,775	$2,675	$2,775	$2,323

(1)
Other includes third-party sales of energy, as well as realized gains and losses related to embedded derivative instruments designated as cash flow hedges of forward sales of aluminum.

Production

Sequential period comparison

Production decreased 1% primarily as a result of:

•
Two fewer days in the period

Partially offset by:

•
Alumar smelter restart

Year-to-date comparison

Production increased 4% primarily as a result of:

•
Alumar smelter and Warrick smelter restarts

Third-party sales

Sequential period comparison

Third-party sales increased $6 primarily as a result of:

•
Higher average realized price of $207/ton driven by a higher average LME (on a 15-day lag) and higher regional premiums, particularly the Midwest premium (United States and Canada) which rose by an average of 57%

Partially offset by:

•
Lower shipments primarily due to the absence of volumes from a joint venture supply agreement and the timing of shipments

Year-to-date comparison

Third-party sales increased $263 primarily as a result of:

•
Higher average realized price of $593/ton driven by a higher average LME (on a 15-day lag) and higher regional premiums, particularly the Midwest premium (United States and Canada) which rose by an average of 83%

Partially offset by:

•
Lower shipments primarily due to the absence of volumes from a joint venture supply agreement

Segment Adjusted EBITDA

Sequential period comparison

Segment Adjusted EBITDA decreased $60 primarily as a result of:

•
Unfavorable raw material costs primarily on higher average alumina input costs due to the consumption of alumina purchased in the previous periods when prices were higher
•
Higher production costs primarily related to the absence of the full year 2023 and 2024 Inflation Reduction Act benefits recorded in the fourth quarter 2024
•
Tariffs on imports from Canada, which was subjected to a 25% tariff under U.S. Section 232 effective March 12, 2025
•
Lower shipments

Partially offset by:

•
Higher average realized price

Year-to-date comparison

Segment Adjusted EBITDA increased $84 primarily as a result of:

•
Higher average realized price
•
Lower production costs primarily due to efficiencies at higher production rates
•
Favorable currency impacts

Partially offset by:

•
Unfavorable raw material costs primarily on higher average alumina input costs, partially offset by lower market prices for carbon materials
•
Tariffs on imports from Canada, which was subjected to a 25% tariff under U.S. Section 232 effective March 12, 2025

The following table provides consolidated capacity and curtailed capacity (each in kmt) for each smelter owned by Alcoa Corporation:

		March 31, 2025		December 31, 2024		March 31, 2024
Facility	Country	Capacity(1)	Curtailed	Capacity(1)	Curtailed	Capacity(1)	Curtailed
Portland(2)	Australia	197	33	197	33	197	42
São Luís (Alumar)(3)	Brazil	268	27	268	42	268	84
Baie Comeau	Canada	324	—	324	—	324	—
Bécancour	Canada	350	—	350	—	350	—
Deschambault	Canada	287	—	287	—	287	—
Fjarðaál	Iceland	351	—	351	—	351	—
Lista	Norway	95	31	95	31	95	31
Mosjøen	Norway	200	—	200	—	200	—
San Ciprián	Spain	228	214	228	214	228	214
Massena West	U.S.	130	—	130	—	130	—
Warrick	U.S.	215	54	215	54	215	54
		2,645	359	2,645	374	2,645	425

(1)
These figures represent Alcoa Corporation’s share of the facility Nameplate Capacity based on its ownership interest in the respective smelter.
(2)
In the fourth quarter of 2024, the Company completed the restart of 16,000 metric tons per year (mtpy) of previously curtailed capacity at the Portland smelter in Australia that began in the fourth quarter of 2023.
(3)
In 2021, the Company announced the restart of its 268,000 mtpy share of capacity at the Alumar smelter in São Luís, Brazil. Production began in the second quarter of 2022. Curtailed capacity decreased from March 31, 2024 as a result of the restart process.

Forward Look. For the second quarter of 2025 in comparison to the first quarter of 2025, the Aluminum segment expects increased costs associated with tariffs on imports of aluminum from Canada and the restart of the San Ciprián smelter.

Alcoa expects 2025 total Aluminum segment production and shipments to remain unchanged from its prior projection, ranging between 2.3 and 2.5 million metric tons, and between 2.6 and 2.8 million metric tons, respectively.

Reconciliations of Certain Segment Information

Reconciliation of Total Segment Third-Party Sales to Consolidated Sales

	Quarter ended		Three months ended
	March 31, 2025	December 31, 2024	March 31, 2025	March 31, 2024
Alumina	$1,463	$1,595	$1,463	$961
Aluminum	1,901	1,895	1,901	1,638
Total segment third-party sales	$3,364	$3,490	$3,364	$2,599
Other	5	(4)	5	—
Consolidated sales	$3,369	$3,486	$3,369	$2,599

Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net Income (Loss) Attributable to Alcoa Corporation

	Quarter ended		Three months ended
	March 31, 2025	December 31, 2024	March 31, 2025	March 31, 2024
Total Segment Adjusted EBITDA	$798	$910	$798	$189
Unallocated amounts:
Transformation(1)	(12)	(18)	(12)	(14)
Intersegment eliminations	103	(156)	103	(8)
Corporate expenses(2)	(37)	(46)	(37)	(34)
Provision for depreciation, depletion, and amortization	(148)	(159)	(148)	(161)
Restructuring and other charges, net	(5)	(91)	(5)	(202)
Interest expense	(53)	(45)	(53)	(27)
Other income (expenses), net	26	(42)	26	(59)
Other(3)	(4)	(15)	(4)	(9)
Consolidated income (loss) before income taxes	668	338	668	(325)
(Provision for) benefit from income taxes	(120)	(136)	(120)	18
Net loss attributable to noncontrolling interest	—	—	—	55
Consolidated net income (loss) attributable to Alcoa Corporation	$548	$202	$548	$(252)

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

Environmental Matters

See the Environmental Matters section of Note O to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Management believes that the Company’s cash on hand, projected cash flows, and liquidity options, combined with its strategic actions, will be adequate to fund its short-term (at least 12 months) and long-term operating and investing needs. The Company plans to opportunistically access liquidity sources to support its cash position and ongoing cash needs. Further, the Company has flexibility related to its use of cash; the Company has debt maturities of $141 on the Existing 2027 Notes and $219 on the Existing 2028 Notes and no other significant debt maturities until 2029. Additionally, the Company has no significant cash contribution requirements related to its pension plan obligations.

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

Changes in market conditions caused by U.S., global, or macroeconomic events, such as ongoing regional conflicts, high inflation, and changing U.S. or global monetary or trade policies could have adverse effects on Alcoa’s ability to obtain additional financing and cost of borrowing. Inability to generate sufficient earnings could impact the Company’s ability to meet the financial covenants in our outstanding debt and revolving credit facility agreements and limit our ability to access these sources of liquidity or refinance or renegotiate our outstanding debt or credit agreements on terms acceptable to the Company. Additionally, the impact on market conditions from such events could adversely affect the liquidity of Alcoa’s customers, suppliers, and joint venture partners and equity method investments, which could negatively impact the collectability of outstanding receivables and our cash flows.

Cash from Operations

Cash provided from operations was $75 in the three-month period of 2025 compared with cash used for operations of $223 in the same period of 2024. Notable changes to sources and (uses) of cash included:

•
$658 favorable change in net income, excluding the impacts from restructuring charges, primarily due to higher alumina and aluminum pricing and lower intersegment profit elimination, partially offset by higher alumina input costs in the Aluminum segment; partially offset by,
•
($207) in certain working capital accounts, primarily an increase in inventories in the three-month period of 2025 due to higher raw materials prices and volumes mainly in the Alumina segment and timing of aluminum shipments, a decrease in accounts payable in the three-month period of 2025 on lower alumina trading, partially offset by an increase in receivables in the three-month period of 2024 on less favorable payment terms due to a change in product mix and timing of shipments; and,
•
($47) higher income taxes paid on higher current year earnings, in the jurisdictions where taxes are paid, as well as on prior year earnings.

On April 30, 2025, the Administrative Review Tribunal of Australia (ART) issued its decision related to the proceedings Alcoa of Australia Limited (AofA) filed against the Australian Taxation Office (ATO) in April 2022 to contest the Notices of Assessment issued by the ATO in July 2020 related to transfer pricing of certain historic third-party alumina sales. The ART decided that no additional tax is owed, consistent with Alcoa’s long-held position related to this matter. The ATO has 28 days to appeal the ART’s decision. Should the ATO choose not to appeal, the disputed tax claims (and additional related interest and penalties) will be withdrawn. With a withdrawal of the ATO’s claims, the prepaid tax asset of $67 (A$107) would be expected to be refunded to AofA in June 2025, and accrued cash taxes of $216 (A$343) related to the interest deductions would be payable by AofA by June 1, 2026. The net cash impact of both the refunded amount and the accrued cash taxes would be approximately $149 (A$236) through June 2026. See description of the tax dispute in Note O to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

The Company utilizes a Receivables Purchase Agreement facility to sell up to $150 of certain receivables through an SPE to a financial institution on a revolving basis. Alcoa Corporation guarantees the performance obligations of the Company subsidiaries, and unsold customer receivables are pledged as collateral to the financial institution to secure the sold receivables. At March 31, 2025, the SPE held unsold customer receivables of $331 pledged as collateral against the sold receivables.

The Company continues to service the customer receivables that were transferred to the financial institution. As Alcoa collects customer payments, the SPE transfers additional receivables to the financial institution rather than remitting cash. In the three-month period of 2025, the Company sold gross customer receivables of $199 and reinvested collections of $199 from previously sold receivables, resulting in no net cash remittance to or proceeds from the financial institution. In the three-month period of 2024, the Company sold gross customer receivables of $307 and reinvested collections of $291 from previously sold receivables, resulting in net cash proceeds from the financial institution of $16. Cash collections from previously sold receivables yet to be reinvested of $90 were included in Accounts payable, trade on the accompanying Consolidated Balance Sheet as of March 31, 2025. Cash received from sold receivables under the agreement are presented within operating activities in the Statement of Consolidated Cash Flows. See Note I to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

During the first quarter of 2025, Alcoa entered into financial contracts with multiple counterparties to mitigate financial risks associated with changes in aluminum prices, natural gas prices, and foreign currency exchange rates. The aluminum and natural gas financial contracts qualify for cash flow hedge accounting. The foreign exchange financial contracts do not qualify for hedge accounting treatment. These contracts are held by a separate wholly-owned subsidiary of Alcoa Corporation and are intended to limit the Company’s net cash outlays to the committed funding under the San Ciprián joint venture agreement. The associated realized gains or losses have no impact on the results of the San Ciprián operations.

Financing Activities

Cash provided from financing activities was $77 in the three-month period of 2025 compared with $754 in the same period of 2024.

The source of cash in the three-month period of 2025 was primarily $985 net proceeds from the bond issuance (see below), $27 of contributions from IGNIS EQT (see Noncontrolling interest above), partially offset by $890 used to settle cash tender offers on existing debt (see below), and $26 of dividends paid on common stock.

The source of cash in the three-month period of 2024 was primarily $737 net proceeds from the debt issuance for $750 aggregate principal amount of 7.125% Senior Notes due 2031 and $55 of net contributions from Alumina Limited (see Noncontrolling interest above), partially offset by $19 of dividends paid on common stock.

Short-term Borrowings

The Company entered into inventory repurchase agreements whereby the Company sold aluminum to a third party and agreed to subsequently repurchase substantially similar inventory. The Company did not record sales upon each shipment of inventory and the net cash received of $45 related to these agreements was recorded in Short-term borrowings within Other current liabilities on the Consolidated Balance Sheet as of March 31, 2025.

During the three-month period of 2025, the Company recorded borrowings of $44 and repurchased $49 of inventory related to these agreements. During the three-month period of 2024, the Company recorded borrowings of $21 and repurchased $25 of inventory related to these agreements.

The cash received and subsequently paid under the inventory repurchase agreements is included in Cash provided from financing activities on the Statement of Consolidated Cash Flows.

144A Debt

In March 2025, Alumina Pty Ltd, a wholly-owned subsidiary of Alcoa Corporation, completed Rule 144A (U.S. Securities Act of 1933, as amended) debt issuances of $500 aggregate principal amount of 6.125% Senior Notes due 2030 (the 2030 Notes) and $500 aggregate principal amount of 6.375% Senior Notes due 2032 (the 2032 Notes, and, collectively with the 2030 Notes, the Notes). The net proceeds of these issuances were $985, reflecting a discount to the initial purchasers of the Notes as well as issuance costs.

In March 2025, ANHBV announced and settled cash tender offers which resulted in the tender and acceptance of $609 of the $750 aggregate principal amount of Existing 2027 Notes and $281 of the $500 aggregate principal amount of Existing 2028 Notes for purchase.

See Note K to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Credit Facilities

Revolving Credit Facility

The Company and ANHBV, a wholly-owned subsidiary of Alcoa Corporation and the borrower, have a $1,250 revolving credit and letter of credit facility in place for working capital and/or other general corporate purposes (the Revolving Credit Facility). The Revolving Credit Facility, established in September 2016, most recently amended and restated in June 2022 and amended in January 2024, is scheduled to mature in June 2027. Subject to the terms and conditions under the Revolving Credit Facility, the Company or ANHBV may borrow funds or issue letters of credit. Under the terms of the January 2024 amendment, the Company agreed to provide collateral for its obligations under the Revolving Credit Facility. See Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K in Note M to the Consolidated Financial Statements for the year ended December 31, 2024 for more information on the Revolving Credit Facility.

As of March 31, 2025, the Company was in compliance with all financial covenants. The Company may access the entire amount of commitments under the Revolving Credit Facility. There were no borrowings outstanding at March 31, 2025 and no amounts were borrowed during the three-month periods of 2025 and 2024 under the Revolving Credit Facility.

Japanese Yen Revolving Credit Facility

The Company and ANHBV have a $250 revolving credit facility available to be drawn in Japanese yen (the Japanese Yen Revolving Credit Facility). Subject to the terms and conditions under the facility, the Company or ANHBV may borrow funds. The Japanese Revolving Credit Facility, established in April 2023 and amended in January 2024 and April 2024, includes covenants that are substantially the same as those included in the Revolving Credit Facility. Under the terms of the January 2024 amendment, the Company agreed to provide collateral for its obligations under the Japanese Yen Revolving Credit Facility. See Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K in Note M to the Consolidated Financial Statements for the year ended December 31, 2024 for more information on the Japanese Yen Revolving Credit Facility.

As of March 31, 2025, the Company was in compliance with all financial covenants. The Company may access the entire amount of commitments under the Japanese Revolving Credit Facility. There were no borrowings outstanding at March 31, 2025. During the three-month period of 2025, no amounts were borrowed. During the three-month period of 2024, $201 (29,686 JPY) was borrowed and $196 (29,686 JPY) was repaid under the Japanese Yen Revolving Credit Facility.

In April 2025, the Company and ANHBV entered into an amendment to the Japanese Yen Revolving Credit Facility, reducing the aggregate commitments from $250 to $200 and extending maturity from April 2025 to April 2026.

Other

In April 2025, the Company amended a $74 term loan extending maturity from May 2025 to November 2025.

Dividend

On February 20, 2025, the Board of Directors declared a quarterly cash dividend of $0.10 per share of the Company’s common stock (including common stock underlying CDIs) and Series A convertible preferred stock, to stockholders of record as of the close of business on March 4, 2025. In March 2025, the Company paid cash dividends of $26.

Ratings

Alcoa Corporation’s cost of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short- and long-term debt ratings assigned to Alcoa Corporation’s debt by the major credit rating agencies.

On March 3, 2025, Standard and Poor’s Global Ratings affirmed the rating of Alcoa Corporation’s long-term debt as BB and revised the outlook from stable to positive.

On March 3, 2025, Moody’s Investor Service affirmed the rating of ANHBV’s long-term debt as Ba1 and affirmed the outlook as stable and published Alumina Pty Ltd’s long-term debt rating as Ba1 with a stable outlook.

On March 3, 2025, Fitch Ratings published Alumina Pty Ltd’s long-term debt rating as BB+ with a stable outlook.

On February 28, 2025, Fitch Ratings affirmed the rating for Alcoa Corporation and ANHBV’s long-term debt as BB+ and affirmed the outlook as stable.

Ratings are not a recommendation to buy or hold any of Alcoa’s securities and they may be revised or revoked at any time at the sole discretion of the rating organization.

Investing Activities

Cash used for investing activities was $108 in the three-month period of 2025 compared with $117 for the same period of 2024.

In the three-month period of 2025, the use of cash was primarily attributable to $93 related to capital expenditures and $15 of cash contributions to the ELYSIS partnership.

In the three-month period of 2024, the use of cash was primarily attributable to $101 related to capital expenditures and $17 of cash contributions to the ELYSIS partnership.

Recently Adopted and Recently Issued Accounting Guidance

See Note B to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Dissemination of Company Information

Alcoa Corporation intends to make future announcements regarding company developments and financial performance through its website, https://www.alcoa.com, as well as through press releases, filings with the Securities and Exchange Commission, conference calls, media broadcasts, and webcasts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See Part II Item 7A Quantitative and Qualitative Disclosures About Market Risk of Alcoa Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024. Our exposure to market risk has not changed materially since December 31, 2024. Refer to Part I Item 1 of this Form 10-Q in Note M to the Consolidated Financial Statements under caption Derivatives for additional information.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Alcoa Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the U.S. Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, and they have concluded that these controls and procedures were effective as of March 31, 2025.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the first quarter of 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

(dollars in millions)

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

A discussion of our material pending lawsuits and claims can be found in Part I Item 3 Legal Proceedings of Alcoa Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. See Part I Item 1 of this Form 10-Q in Note O to the Consolidated Financial Statements for additional information regarding legal proceedings.

Item 1A. Risk Factors.

We face a number of risks that could materially and adversely affect our business, results of operations, cash flow, liquidity, or financial condition. A full discussion of our risk factors can be found in Part I Item 1A. Risk Factors of Alcoa Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(dollars in millions, except share and per-share amounts)

Issuer Purchases of Equity Securities

The table below sets forth information regarding the repurchase of shares of our common stock during the periods indicated.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program(1)
January 1 to January 31	—	—	—	$500
February 1 to February 28	—	—	—	500
March 1 to March 31	—	—	—	500
Total	—	—	—
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

Item 5. Other Information.

Trading Arrangements

None of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended March 31, 2025.

Item 6. Exhibits.

4.1

Indenture, dated as of March 17, 2025, among Alumina Pty Ltd, Alcoa Corporation, certain subsidiaries of Alcoa Corporation, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 17, 2025 (File No. 1-37816))

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

Alcoa Corporation

May 1, 2025	/s/ Molly S. Beerman
Date	Molly S. Beerman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 1, 2025	/s/ Renee R. Henry
Date	Renee R. Henry
Senior Vice President and Controller
(Principal Accounting Officer)