Form 10-Q
period 2025-06-30
Alcoa Corp
filed 2025-07-31
CIK 1675149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of stock, as of the latest practicable date.

Title or Class	Outstanding Shares as of July 28, 2025
Common Stock, par value $0.01 per share	258,914,723
Series A Convertible Preferred Stock, par value $0.01 per share	4,041,989

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

Forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and changes in circumstances that are difficult to predict. Although Alcoa Corporation believes that the expectations reflected in any forward-looking statements are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, but are not limited to: (a) the impact of global economic conditions on the aluminum industry and aluminum end-use markets; (b) volatility and declines in aluminum and alumina demand and pricing, including global, regional, and product-specific prices, or significant changes in production costs which are linked to the London Metal Exchange (LME) or other commodities; (c) the disruption of market-driven balancing of global aluminum supply and demand by non-market forces; (d) competitive and complex conditions in global markets; (e) our ability to obtain, maintain, or renew permits or approvals necessary for our mining operations; (f) rising energy costs and interruptions or uncertainty in energy supplies; (g) unfavorable changes in the cost, quality, or availability of raw materials or other key inputs, or by disruptions in the supply chain; (h) economic, political, and social conditions, including the impact of trade policies, tariffs, and adverse industry publicity; (i) legal proceedings, investigations, or changes in foreign and/or U.S. federal, state, or local laws, regulations, or policies; (j) changes in tax laws or exposure to additional tax liabilities; (k) climate change, climate change legislation or regulations, and efforts to reduce emissions and build operational resilience to extreme weather conditions; (l) disruptions in the global economy caused by ongoing regional conflicts; (m) fluctuations in foreign currency exchange rates and interest rates, inflation and other economic factors in the countries in which we operate; (n) global competition within and beyond the aluminum industry; (o) our ability to achieve our strategies or expectations relating to environmental, social, and governance considerations; (p) claims, costs, and liabilities related to health, safety and environmental laws, regulations, and other requirements in the jurisdictions in which we operate; (q) liabilities resulting from impoundment structures, which could impact the environment or cause exposure to hazardous substances or other damage; (r) dilution of the ownership position of the Company’s stockholders, price volatility, and other impacts on the price of Alcoa common stock by the secondary listing of the Alcoa common stock on the Australian Securities Exchange; (s) our ability to obtain or maintain adequate insurance coverage; (t) our ability to execute on our strategy to reduce complexity and optimize our asset portfolio and to realize the anticipated benefits from announced plans, programs, initiatives relating to our portfolio, capital investments, and developing technologies; (u) our ability to integrate and achieve intended results from joint ventures, other strategic alliances, and strategic business transactions; (v) our ability to fund capital expenditures; (w) deterioration in our credit profile or increases in interest rates; (x) impacts on our current and future operations due to our indebtedness; (y) our ability to continue to return capital to our stockholders through the payment of cash dividends and/or the repurchase of our common stock; (z) cyber attacks, security breaches, system failures, software or application vulnerabilities, or other cyber incidents; (aa) labor market conditions, union disputes and other employee relations issues; (bb) a decline in the liability discount rate or lower-than-expected investment returns on pension assets; and (cc) the other risk factors discussed in Alcoa’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and other reports filed by Alcoa with the SEC. Alcoa cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date they are made. Alcoa disclaims any obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise, except as required by applicable law. Market projections are subject to the risks described above and other risks in the market. Neither Alcoa nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements and none of the information contained herein should be regarded as a representation that the forward-looking statements contained herein will be achieved.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	Second quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Sales (E)	$3,018	$2,906	$6,387	$5,505
Cost of goods sold (exclusive of expenses below)	2,652	2,533	5,090	4,937
Selling, general administrative, and other expenses	82	69	153	129
Research and development expenses	12	13	24	24
Provision for depreciation, depletion, and amortization	153	163	301	324
Restructuring and other charges, net (D)	14	18	19	220
Interest expense	56	40	109	67
Other (income) expenses, net (P)	(112)	(22)	(138)	37
Total costs and expenses	2,857	2,814	5,558	5,738
Income (loss) before income taxes	161	92	829	(233)
Provision for income taxes	10	61	130	43
Net income (loss)	151	31	699	(276)
Less: Net (loss) income attributable to noncontrolling interest	(13)	11	(13)	(44)
NET INCOME (LOSS) ATTRIBUTABLE TO ALCOA CORPORATION	$164	$20	$712	$(232)
EARNINGS PER SHARE ATTRIBUTABLE TO ALCOA CORPORATION COMMON SHAREHOLDERS (F):
Basic	$0.63	$0.11	$2.71	$(1.29)
Diluted	$0.62	$0.11	$2.69	$(1.29)

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income (unaudited)

(in millions)

	Alcoa Corporation		Noncontrolling interest		Total
	Second quarter ended June 30,		Second quarter ended June 30,		Second quarter ended June 30,
	2025	2024	2025	2024	2025	2024
Net income (loss)	$164	$20	$(13)	$11	$151	$31
Other comprehensive income (loss), net of tax (G):
Change in unrecognized net actuarial gain/loss and prior service cost/benefit related to pension and other postretirement benefits	11	13	—	5	11	18
Foreign currency translation adjustments	207	(60)	10	(16)	217	(76)
Net change in unrecognized gains/losses on cash flow hedges	(47)	(62)	—	(1)	(47)	(63)
Total Other comprehensive income (loss), net of tax	171	(109)	10	(12)	181	(121)
Comprehensive income (loss)	$335	$(89)	$(3)	$(1)	$332	$(90)

	Alcoa Corporation		Noncontrolling interest		Total
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024	2025	2024
Net income (loss)	$712	$(232)	$(13)	$(44)	$699	$(276)
Other comprehensive income (loss), net of tax (G):
Change in unrecognized net actuarial gain/loss and prior service cost/benefit related to pension and other postretirement benefits	16	22	—	6	16	28
Foreign currency translation adjustments	392	(182)	10	(70)	402	(252)
Net change in unrecognized gains/losses on cash flow hedges	(31)	68	—	(1)	(31)	67
Total Other comprehensive income (loss), net of tax	377	(92)	10	(65)	387	(157)
Comprehensive income (loss)	$1,089	$(324)	$(3)	$(109)	$1,086	$(433)

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents (M)	$1,514	$1,138
Receivables from customers (I)	979	1,096
Other receivables	225	143
Inventories (J)	2,220	1,998
Fair value of derivative instruments (M)	73	25
Prepaid expenses and other current assets	388	514
Total current assets	5,399	4,914
Properties, plants, and equipment	20,413	19,550
Less: accumulated depreciation, depletion, and amortization	13,742	13,161
Properties, plants, and equipment, net	6,671	6,389
Investments (H)	1,016	980
Deferred income taxes	317	284
Fair value of derivative instruments (M)	59	—
Other noncurrent assets (P)	1,528	1,497
Total assets	$14,990	$14,064
LIABILITIES
Current liabilities:
Accounts payable, trade	$1,633	$1,805
Accrued compensation and retirement costs	354	362
Taxes, including income taxes	246	102
Fair value of derivative instruments (M)	286	263
Other current liabilities	678	788
Long-term debt due within one year (K & M)	75	75
Total current liabilities	3,272	3,395
Long-term debt, less amount due within one year (K & M)	2,574	2,470
Accrued pension benefits (L)	235	256
Accrued other postretirement benefits (L)	397	412
Asset retirement obligations	688	691
Environmental remediation (O)	185	182
Fair value of derivative instruments (M)	862	836
Noncurrent income taxes	79	9
Other noncurrent liabilities and deferred credits	463	656
Total liabilities	8,755	8,907
CONTINGENCIES AND COMMITMENTS (O)
MEZZANINE EQUITY
Noncontrolling interest (C)	100	—
EQUITY
Preferred stock	—	—
Common stock	3	3
Additional capital	11,560	11,587
Accumulated deficit	(664)	(1,323)
Accumulated other comprehensive loss (G)	(4,764)	(5,110)
Total equity	6,135	5,157
Total liabilities, mezzanine equity, and equity	$14,990	$14,064

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Six months ended June 30,
	2025	2024
CASH FROM OPERATIONS
Net income (loss)	$699	$(276)
Adjustments to reconcile net income (loss) to cash from operations:
Depreciation, depletion, and amortization	301	324
Deferred income taxes	72	(75)
Equity income, net of dividends (H)	(4)	(8)
Restructuring and other charges, net (D)	19	220
Net loss from investing activities – asset and investment sales (P)	2	17
Net periodic pension benefit cost (L)	9	5
Stock-based compensation	23	22
Gain on mark-to-market derivative financial contracts	(82)	(19)
Other	49	31
Changes in assets and liabilities, excluding effects of divestitures and foreign currency translation adjustments:
Decrease (increase) in receivables	149	(283)
(Increase) decrease in inventories	(111)	157
Decrease in prepaid expenses and other current assets	127	23
Decrease in accounts payable, trade	(233)	(57)
Decrease in accrued expenses	(148)	(30)
(Decrease) increase in taxes, including income taxes	(106)	70
Pension contributions (L)	(14)	(10)
(Increase) decrease in noncurrent assets	(97)	25
Decrease in noncurrent liabilities	(92)	(72)
CASH PROVIDED FROM OPERATIONS	563	64
FINANCING ACTIVITIES
Additions to debt (K)	1,040	989
Payments on debt (K)	(990)	(266)
Dividends paid on Alcoa preferred stock	(1)	—
Dividends paid on Alcoa common stock	(52)	(37)
Payments related to tax withholding on stock-based compensation awards	(5)	(15)
Financial contributions for the divestiture of businesses (C)	(5)	(12)
Contributions from noncontrolling interest (C)	27	65
Distributions to noncontrolling interest	—	(32)
Other	(4)	(13)
CASH PROVIDED FROM FINANCING ACTIVITIES	10	679
INVESTING ACTIVITIES
Capital expenditures	(224)	(265)
Proceeds from the sale of assets	—	2
Additions to investments	(29)	(17)
Sale of investments	11	—
Other	2	(1)
CASH USED FOR INVESTING ACTIVITIES	(240)	(281)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	35	(16)
Net change in cash and cash equivalents and restricted cash	368	446
Cash and cash equivalents and restricted cash at beginning of year	1,234	1,047
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$1,602	$1,493

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Changes in Consolidated Mezzanine Equity and Equity (unaudited)

(in millions)

	Mezzanine equity	Alcoa Corporation shareholders
	Non- controlling interest	Preferred stock	Common stock	Additional capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Non- controlling interest	Total equity
Balance at January 1, 2024	$—	$—	$2	$9,187	$(1,293)	$(3,645)	$1,594	$5,845
Net loss	—	—	—	—	(252)	—	(55)	(307)
Other comprehensive income (loss) (G)	—	—	—	—	—	17	(53)	(36)
Stock-based compensation	—	—	—	10	—	—	—	10
Net effect of tax withholding for compensation plans and exercise of stock options	—	—	—	(15)	—	—	—	(15)
Dividends paid on Alcoa common stock ($0.10 per share)	—	—	—	—	(19)	—	—	(19)
Contributions	—	—	—	—	—	—	61	61
Distributions	—	—	—	—	—	—	(6)	(6)
Other	—	—	—	2	—	—	(1)	1
Balance at March 31, 2024	$—	$—	$2	$9,184	$(1,564)	$(3,628)	$1,540	$5,534
Net income	—	—	—	—	20	—	11	31
Other comprehensive loss (G)	—	—	—	—	—	(109)	(12)	(121)
Stock-based compensation	—	—	—	12	—	—	—	12
Dividends paid on Alcoa common stock ($0.10 per share)	—	—	—	—	(18)	—	—	(18)
Contributions	—	—	—	—	—	—	4	4
Distributions	—	—	—	—	—	—	(26)	(26)
Balance at June 30, 2024	$—	$—	$2	$9,196	$(1,562)	$(3,737)	$1,517	$5,416

Balance at January 1, 2025	$—	$—	$3	$11,587	$(1,323)	$(5,110)	$—	$5,157
Net income	—	—	—	—	548	—	—	548
Other comprehensive income (G)	—	—	—	—	—	206	—	206
Stock-based compensation	—	—	—	11	—	—	—	11
Net effect of tax withholding for compensation plans and exercise of stock options	—	—	—	(5)	—	—	—	(5)
Dividends paid on Alcoa preferred stock ($0.10 per share)	—	—	—	—	—	—	—	—
Dividends paid on Alcoa common stock ($0.10 per share)	—	—	—	—	(26)	—	—	(26)
Joint venture formation (C)	103	—	—	(45)	—	(31)	—	(76)
Balance at March 31, 2025	$103	$—	$3	$11,548	$(801)	$(4,935)	$—	$5,815
Net (loss) income	(13)	—	—	—	164	—	—	164
Other comprehensive income (G)	10	—	—	—	—	171	—	171
Stock-based compensation	—	—	—	12	—	—	—	12
Dividends paid on Alcoa preferred stock ($0.10 per share)	—	—	—	—	(1)	—	—	(1)
Dividends paid on Alcoa common stock ($0.10 per share)	—	—	—	—	(26)	—	—	(26)
Balance at June 30, 2025	$100	$—	$3	$11,560	$(664)	$(4,764)	$—	$6,135

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

Alcoa and IGNIS EQT contributed $81 (€75) and $27 (€25), respectively, to form the joint venture. Additionally, up to approximately $117 (€100) may be funded by Alcoa as needed for operations with a priority position in future cash returns. Further funding requires agreement by both partners and would be shared 75% by Alcoa and 25% by IGNIS EQT.

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

Under the terms of the joint venture agreement, IGNIS EQT has a put option whereby IGNIS EQT can require Alcoa Corporation to purchase from IGNIS EQT its 25% interest at the then fair market value upon certain change in control provisions. Alcoa classified the Noncontrolling interest within Mezzanine equity on the Consolidated Balance Sheet, as IGNIS EQT’s redemption of the put option is not solely within the Company’s control. Changes in the carrying value of Noncontrolling interest on the Consolidated Balance Sheet in the second quarter of 2025 were solely comprised of the comprehensive loss attributable to IGNIS EQT’s 25% interest, as a change in control of the San Ciprián operations was not deemed probable.

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

Saudi Arabia Joint Venture

On July 1, 2025, Alcoa completed the sale of its full ownership interest of 25.1% in the Saudi Arabia joint venture, comprised of the Ma’aden Bauxite and Alumina Company (MBAC) and the Ma’aden Aluminium Company (MAC), to Saudi Arabian Mining Company (Ma’aden) in exchange for total consideration of $1,350, comprised of 85,977,547 shares of Ma’aden (valued at $1,200 (SAR 4,501) as of closing) and $150 (SAR 562) in cash (to be used primarily for related taxes and transaction costs). The fair value of the shares is based on the quoted price on the Saudi Exchange (Tadawul). The carrying value of Alcoa’s investment was $546 as of June 30, 2025. In the third quarter of 2025, Alcoa will recognize a gain of approximately $780 and subsequent changes in fair value of the shares within Other (income) expenses, net.

The shares of Ma’aden are subject to transfer and sale restrictions, including a restriction requiring Alcoa to hold its Ma’aden shares for a minimum of three years, with one-third of the shares becoming transferable after each of the third, fourth, and fifth anniversaries of closing of the transaction (the holding period). During the holding period, Alcoa is permitted, under certain conditions, to hedge and borrow against its Ma’aden shares. Under certain circumstances, such minimum holding period would be reduced.

Warrick Rolling Mill Divestiture

In March 2021, Alcoa completed the sale of its rolling mill located at Warrick Operations (Warrick Rolling Mill) and recorded estimated liabilities for site separation commitments.

During the second quarter and the six-month period of 2025, the Company spent $3 and $5 against the reserve, respectively.

The Company recorded charges of $4 and $15 in the second quarter and the six-month period of 2024, respectively, in Other (income) expenses, net on the accompanying Statement of Consolidated Operations related to these commitments. During the second quarter and the six-month period of 2024, the Company spent $5 and $12 against the reserve, respectively.

The remaining balance of $3 at June 30, 2025 is expected to be spent in 2025. The cash spent against the reserve is included in Cash provided from financing activities on the Statement of Consolidated Cash Flows.

D. Restructuring and Other Charges, Net

In the second quarter and the six-month period of 2025, Alcoa Corporation recorded Restructuring and other charges, net, of $14 and $19, respectively, which were primarily comprised of:

•
A charge of $20 (both periods) to record net additional asset retirement obligation and environmental reserves at previously closed sites;
•
A charge of $6 and $9, respectively, for certain employee obligations related to the February 2023 updated viability agreement for the San Ciprián (Spain) aluminum smelter; and,
•
A net benefit of ($12) and ($10), respectively, for take-or-pay contract costs at previously closed sites.

In the second quarter and the six-month period of 2024, Alcoa Corporation recorded Restructuring and other charges, net, of $18 and $220, respectively, which were primarily comprised of:

•
A charge of $8 and $205, respectively, for the curtailment of the Kwinana (Australia) refinery; and,
•
A charge of $8 and $12, respectively, for take-or-pay contract costs at a previously closed site.

In June 2024, Alcoa completed the full curtailment of the Kwinana refinery, as planned, which was announced in January 2024. As of June 2025, the refinery had approximately 230 employees to manage certain processes, including water management. In the first quarter of 2024, the Company recorded charges of $197 in Restructuring and other charges, net on the Statement of Consolidated Operations comprised of other costs of $136 for water management costs ($123) and take-or-pay contracts ($13), severance and employee termination costs of $41, asset retirement obligations of $15, and asset impairments of $5. The Company recorded net charges of $8 and $82 in Restructuring and other charges, net on the Statement of Consolidated Operations in the second quarter and fourth quarter of 2024, respectively, comprised of others costs of $96, partially offset by an adjustment to decrease the asset retirement obligation by $6. Payments related to other costs were $45 and $86 in the second quarter and six-month period of 2025, respectively. Remaining cash outlays of approximately $60 are expected to be spent in 2025.

Alcoa Corporation does not include Restructuring and other charges, net in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

	Second quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Alumina	$—	$8	$—	$205
Aluminum	6	—	9	—
Segment total	6	8	9	205
Corporate	8	10	10	15
Total Restructuring and other charges, net	$14	$18	$19	$220

Activity and reserve balances for restructuring charges were as follows:

	Severance and employee termination costs	Other costs	Total
Balance at December 31, 2023	$6	$57	$63
Restructuring and other charges, net	44	264	308
Cash payments	(38)	(145)	(183)
Reversals and other	1	(8)	(7)
Balance at December 31, 2024	13	168	181
Restructuring and other charges, net	1	(2)	(1)
Cash payments	(1)	(102)	(103)
Reversals and other	(1)	8	7
Balance at June 30, 2025	$12	$72	$84

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

The noncurrent portion of the reserve was $2 and $8 at June 30, 2025 and December 31, 2024, respectively.

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

The operating results, capital expenditures, and assets of Alcoa Corporation’s reportable segments were as follows (differences between segment totals and consolidated amounts are in Corporate):

	Alumina	Aluminum	Total
Second quarter ended June 30, 2025
Sales:
Third-party sales	$1,051	$1,956	$3,007
Intersegment sales	467	5	472
Total sales	$1,518	$1,961	$3,479
Adjusted operating costs(1)	770	1,578	2,348
Other segment items(2)	609	286	895
Segment Adjusted EBITDA	$139	$97	$236
Supplemental information:
Depreciation, depletion, and amortization	$80	$66	$146
Equity (loss) income	(9)	3	(6)
Capital expenditures	73	54	127
Second quarter ended June 30, 2024
Sales:
Third-party sales	$1,010	$1,895	$2,905
Intersegment sales	457	3	460
Total sales	$1,467	$1,898	$3,365
Adjusted operating costs(1)	814	1,342	2,156
Other segment items(2)	467	323	790
Segment Adjusted EBITDA	$186	$233	$419
Supplemental information:
Depreciation, depletion, and amortization	$90	$68	$158
Equity income	2	21	23
Capital expenditures	109	49	158

	Alumina	Aluminum	Total
Six months ended June 30, 2025
Sales:
Third-party sales	$2,514	$3,857	$6,371
Intersegment sales	1,179	9	1,188
Total sales	$3,693	$3,866	$7,559
Adjusted operating costs(1)	1,493	3,152	4,645
Other segment items(2)	1,397	483	1,880
Segment Adjusted EBITDA	$803	$231	$1,034
Supplemental information:
Depreciation, depletion, and amortization	$156	$133	$289
Equity income (loss)	6	(3)	3
Capital expenditures	126	91	217
Six months ended June 30, 2024
Sales:
Third-party sales	$1,971	$3,533	$5,504
Intersegment sales	852	7	859
Total sales	$2,823	$3,540	$6,363
Adjusted operating costs(1)	1,610	2,621	4,231
Other segment items(2)	888	636	1,524
Segment Adjusted EBITDA	$325	$283	$608
Supplemental information:
Depreciation, depletion, and amortization	$177	$136	$313
Equity (loss) income	(9)	23	14
Capital expenditures	166	90	256
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

	Alumina	Aluminum	Total
June 30, 2025
Assets:
Equity investments	$444	$568	$1,012
Segment assets	6,119	6,289	12,408
December 31, 2024
Assets:
Equity investments	$420	$546	$966
Segment assets	6,138	6,129	12,267

The following table reconciles Total Segment Adjusted EBITDA to Consolidated net income (loss) attributable to Alcoa Corporation:

	Second quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Total Segment Adjusted EBITDA	$236	$419	$1,034	$608
Unallocated amounts:
Transformation(1)	(21)	(16)	(33)	(30)
Intersegment eliminations	135	(29)	238	(37)
Corporate expenses(2)	(45)	(41)	(82)	(75)
Provision for depreciation, depletion, and amortization	(153)	(163)	(301)	(324)
Restructuring and other charges, net (D)	(14)	(18)	(19)	(220)
Interest expense	(56)	(40)	(109)	(67)
Other income (expenses), net (P)	112	22	138	(37)
Other(3)	(33)	(42)	(37)	(51)
Consolidated income (loss) before income taxes	161	92	829	(233)
Provision for income taxes	(10)	(61)	(130)	(43)
Net loss (income) attributable to noncontrolling interest	13	(11)	13	44
Consolidated net income (loss) attributable to Alcoa Corporation	$164	$20	$712	$(232)

(1)
Transformation includes, among other items, the Adjusted EBITDA of previously closed operations.
(2)
Corporate expenses are composed of general administrative and other expenses of operating the corporate headquarters and other global administrative facilities, as well as research and development expenses of the corporate technical center.
(3)
Other includes certain items that are not included in the Adjusted EBITDA of the reportable segments.

The following table details Alcoa Corporation’s Sales by product division:

	Second quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Aluminum	$1,993	$1,934	$3,948	$3,595
Alumina	830	904	2,041	1,794
Bauxite	203	96	445	157
Energy	38	29	71	62
Other(1)	(46)	(57)	(118)	(103)
	$3,018	$2,906	$6,387	$5,505

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

In the second quarter and the six-month period of 2025, dividends paid on preferred stock were $1 (both periods) and undistributed earnings of $1 and $10, respectively, were allocated to preferred stock under the two-class method.

The share information used to compute basic and diluted EPS attributable to Alcoa Corporation common shareholders was as follows (shares in millions):

	Second quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Average shares outstanding – basic	259	180	259	179
Effect of dilutive securities:
Stock options	—	—	—	—
Stock units	1	1	1	—
Average shares outstanding – diluted	260	181	260	179

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

G. Accumulated Other Comprehensive (Loss) Income

The following table details the activity of the three components that comprise Accumulated other comprehensive (loss) income for Alcoa Corporation’s shareholders and Noncontrolling interest:

	Alcoa Corporation		Noncontrolling interest
	Second quarter ended June 30,		Second quarter ended June 30,
	2025	2024	2025	2024
Pension and other postretirement benefits (L)
Balance at beginning of period	$(6)	$9	$—	$(14)
Other comprehensive income:
Unrecognized net actuarial gain/loss and prior service cost/benefit	1	10	—	7
Tax benefit (expense)(2)	3	(2)	—	(2)
Total Other comprehensive income before reclassifications, net of tax	4	8	—	5
Amortization of net actuarial gain/loss and prior service cost/benefit(1)	7	5	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(6)	7	5	—	—
Total Other comprehensive income	11	13	—	5
Balance at end of period	$5	$22	$—	$(9)

Foreign currency translation
Balance at beginning of period	$(4,040)	$(2,715)	$—	$(1,037)
Other comprehensive income (loss)	207	(60)	10	(16)
Balance at end of period	$(3,833)	$(2,775)	$10	$(1,053)

Cash flow hedges (M)
Balance at beginning of period	$(889)	$(922)	$—	$—
Other comprehensive loss:
Net change from periodic revaluations	(128)	(153)	—	—
Tax benefit(2)	18	31	—	—
Total Other comprehensive loss before reclassifications, net of tax	(110)	(122)	—	—
Net amount reclassified to earnings:
Aluminum contracts(3)	78	75	—	—
Financial contracts(4)	2	—	—	—
Interest rate contracts(5)	—	(1)	—	(1)
Sub-total	80	74	—	(1)
Tax expense(2)	(17)	(14)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(6)	63	60	—	(1)
Total Other comprehensive loss	(47)	(62)	—	(1)
Balance at end of period	$(936)	$(984)	$—	$(1)

Total Accumulated other comprehensive (loss) income	$(4,764)	$(3,737)	$10	$(1,063)

	Alcoa Corporation		Noncontrolling interest
	Six months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Pension and other postretirement benefits (L)
Balance at beginning of period	$(11)	$—	$—	$(15)
Other comprehensive income:
Unrecognized net actuarial gain/loss and prior service cost/benefit	—	14	—	7
Tax benefit (expense)(2)	2	(3)	—	(2)
Total Other comprehensive income before reclassifications, net of tax	2	11	—	5
Amortization of net actuarial gain/loss and prior service cost/benefit(1)	14	11	—	1
Total amount reclassified from Accumulated other comprehensive loss, net of tax(6)	14	11	—	1
Total Other comprehensive income	16	22	—	6
Balance at end of period	$5	$22	$—	$(9)

Foreign currency translation
Balance at beginning of period	$(4,194)	$(2,593)	$—	$(983)
Other comprehensive income (loss)	392	(182)	10	(70)
Joint venture formation (C)	(31)	—	—	—
Balance at end of period	$(3,833)	$(2,775)	$10	$(1,053)

Cash flow hedges (M)
Balance at beginning of period	$(905)	$(1,052)	$—	$—
Other comprehensive (loss) income:
Net change from periodic revaluations	(213)	(36)	—	—
Tax benefit(2)	41	—	—	—
Total Other comprehensive loss before reclassifications, net of tax	(172)	(36)	—	—
Net amount reclassified to earnings:
Aluminum contracts(3)	171	132	—	—
Financial contracts(4)	2	—	—	—
Interest rate contracts(5)	—	(1)	—	(1)
Foreign exchange contracts(3)	2	(4)	—	—
Sub-total	175	127	—	(1)
Tax expense(2)	(34)	(23)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(6)	141	104	—	(1)
Total Other comprehensive (loss) income	(31)	68	—	(1)
Balance at end of period	$(936)	$(984)	$—	$(1)

Total Accumulated other comprehensive (loss) income	$(4,764)	$(3,737)	$10	$(1,063)

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

H. Investments – A summary of unaudited financial information for Alcoa Corporation’s equity investments is as follows (amounts represent 100% of investee financial information):

Second quarter ended June 30, 2025	Saudi Arabia Joint Venture	Mining	Energy	Other
Sales	$824	$192	$60	$111
Cost of goods sold	687	109	27	101
Net (loss) income	(8)	25	29	(25)
Equity in net (loss) income of affiliated companies, before reconciling adjustments	(2)	11	12	(12)
Other	(6)	(3)	2	2
Alcoa Corporation’s equity in net (loss) income of affiliated companies	(8)	8	14	(10)

Second quarter ended June 30, 2024
Sales	$804	$158	$59	$114
Cost of goods sold	613	104	25	104
Net income (loss)	102	14	29	(20)
Equity in net income (loss) of affiliated companies, before reconciling adjustments	26	6	11	(9)
Other	(4)	—	—	12
Alcoa Corporation’s equity in net income of affiliated companies	22	6	11	3

Six months ended June 30, 2025
Sales	$1,780	$360	$118	$222
Cost of goods sold	1,462	213	49	201
Net income (loss)	5	44	58	(35)
Equity in net income (loss) of affiliated companies, before reconciling adjustments	1	20	23	(17)
Other	—	(3)	2	(5)
Alcoa Corporation’s equity in net income (loss) of affiliated companies	1	17	25	(22)

Six months ended June 30, 2024
Sales	$1,515	$273	$122	$229
Cost of goods sold	1,212	207	50	209
Net income (loss)	94	9	60	(36)
Equity in net income (loss) of affiliated companies, before reconciling adjustments	24	4	23	(17)
Other	(12)	—	(1)	7
Alcoa Corporation’s equity in net income (loss) of affiliated companies	12	4	22	(10)

The Company’s basis in the ELYSISTM Limited Partnership (ELYSIS) as of June 30, 2025 and 2024, included in Other in the table above, has been reduced to zero for its share of losses incurred to date. As a result, the Company has $63 in unrecognized losses as of June 30, 2025 that will be recognized upon additional contributions into the partnership.

On July 1, 2025, Alcoa completed the sale of its full ownership interest of 25.1% in the Saudi Arabia joint venture, comprised of MBAC and MAC, to Ma’aden in exchange for issuance by Ma’aden of 85,977,547 shares and $150 (SAR 562) in cash (see Note C).

During the second quarter of 2025, Alcoa sold a non-core investment for total cash consideration of $13, resulting in a gain of $3 within Other (income) expenses, net. Cash received of $11 is presented within investing activities in the Statement of Cash Flows. The remaining $2 is expected to be received in May 2026 and was included in Other receivables on the Consolidated Balance Sheet at June 30, 2025.

I. Receivables

In November 2024, a wholly-owned special purpose entity (SPE) of the Company amended an agreement with a financial institution to increase the amount of certain customer receivables that can be transferred without recourse on a revolving basis from $130 to $150 and to extend the maturity to November 14, 2025. The agreement was initially entered into in 2023. Company subsidiaries sell customer receivables to the SPE, which then transfers the receivables to the financial institution. The Company does not maintain effective control over the transferred receivables and therefore accounts for the transfers as sales of receivables.

Alcoa Corporation guarantees the performance obligations of the Company subsidiaries, and unsold customer receivables are pledged as collateral to the financial institution to secure the sold receivables. The SPE held unsold customer receivables of $355 and $247 pledged as collateral against the sold receivables as of June 30, 2025 and December 31, 2024, respectively.

The Company continues to service the customer receivables that were transferred to the financial institution. As Alcoa collects customer payments, the SPE transfers additional receivables to the financial institution rather than remitting cash.

In the second quarter of 2025, the Company sold gross customer receivables of $248 and reinvested collections of $248 from previously sold receivables, resulting in no net cash remittance to or proceeds from the financial institution. In the six-month period of 2025, the Company sold gross customer receivables of $447 and reinvested collections of $447 from previously sold receivables, resulting in no net cash remittance to or proceeds from the financial institution.

In the second quarter of 2024, the Company sold gross customer receivables of $293 and reinvested collections of $293 from previously sold receivables, resulting in no net cash remittance to or proceeds from the financial institution. In the six-month period of 2024, the Company sold gross customer receivables of $600 and reinvested collections of $584 from previously sold receivables, resulting in net cash proceeds from the financial institution of $16.

Cash collections from previously sold receivables yet to be reinvested of $58 and $50 were included in Accounts payable, trade on the Consolidated Balance Sheet as of June 30, 2025 and December 31, 2024, respectively. Cash received from sold receivables under the agreement are presented within operating activities in the Statement of Consolidated Cash Flows.

J. Inventories

	June 30, 2025	December 31, 2024
Finished goods	$395	$406
Work-in-process	281	251
Bauxite and alumina	669	551
Purchased raw materials	616	546
Operating supplies	259	244
	$2,220	$1,998

K. Debt

Short-term Borrowings

Inventory Repurchase Agreements

The Company entered into inventory repurchase agreements whereby the Company sold aluminum to a third party and agreed to subsequently repurchase substantially similar inventory. The Company did not record sales upon each shipment of inventory and the net cash received of $8 and $50 related to these agreements was recorded in Short-term borrowings within Other current liabilities on the Consolidated Balance Sheet as of June 30, 2025 and December 31, 2024, respectively. The associated inventory sold was reflected in Prepaid expenses and other current assets on the accompanying Consolidated Balance Sheet.

During the second quarter and six-month period of 2025, the Company recorded borrowings of $7 and $51, respectively, and repurchased $44 and $93, respectively, of inventory related to these agreements. During the second quarter and six-month period of 2024, the Company recorded borrowings of $24 and $45, respectively, and repurchased $45 and $70, respectively, of inventory related to these agreements.

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

As of June 30, 2025, the Company was in compliance with all financial covenants. The Company may access the entire amount of commitments under the Revolving Credit Facility. There were no borrowings outstanding at June 30, 2025 and December 31, 2024, and no amounts were borrowed during the second quarter and six-month periods of 2025 and 2024 under the Revolving Credit Facility.

Japanese Yen Revolving Credit Facility

The Company and ANHBV have a revolving credit facility available to be drawn in Japanese yen (the Japanese Yen Revolving Credit Facility). In April 2025, the Company and ANHBV entered into an amendment to the Japanese Yen Revolving Credit Facility, reducing the aggregate commitments from $250 to $200 and extending the maturity from April 2025 to April 2026. Subject to the terms and conditions under the facility, the Company or ANHBV may borrow funds.

The Japanese Revolving Credit Facility, established in April 2023 and amended in January 2024, April 2024, and April 2025, includes covenants that are substantially the same as those included in the Revolving Credit Facility. Under the terms of the January 2024 amendment, the Company agreed to provide collateral for its obligations under the Japanese Yen Revolving Credit Facility. See Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K in Note M to the Consolidated Financial Statements for the year ended December 31, 2024 for more information on the Japanese Yen Revolving Credit Facility.

As of June 30, 2025, the Company was in compliance with all financial covenants. The Company may access the entire amount of commitments under the Japanese Revolving Credit Facility. There were no borrowings outstanding at June 30, 2025 and December 31, 2024. During the second quarter and six-month period of 2025, no amounts were borrowed. During the second quarter of 2024, no amounts were borrowed. During the six-month period of 2024, $201 (JPY 29,686) was borrowed and $196 (JPY 29,686) was repaid.

Other

In April 2025, the Company amended a $74 term loan extending maturity from May 2025 to November 2025.

L. Pension and Other Postretirement Benefits

The components of net periodic benefit cost were as follows:

	Second quarter ended June 30,		Six months ended June 30,
Pension benefits	2025	2024	2025	2024
Service cost	$1	$3	$3	$5
Interest cost(1)	25	27	50	54
Expected return on plan assets(1)	(31)	(35)	(62)	(70)
Recognized net actuarial loss(1)	9	8	18	16
Curtailments(2)	—	—	—	1
Settlements(2)	—	(1)	—	(1)
Net periodic benefit cost	$4	$2	$9	$5

	Second quarter ended June 30,		Six months ended June 30,
Other postretirement benefits	2025	2024	2025	2024
Service cost	$1	$—	$1	$1
Interest cost(1)	6	6	11	12
Recognized net actuarial loss(1)	1	2	2	3
Amortization of prior service benefit(1)	(3)	(4)	(6)	(7)
Net periodic benefit cost	$5	$4	$8	$9
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

In the first and second quarters of 2025, management made such elections related to the Company’s U.S. plans and intends to do so for the remainder of 2025. As a result, Alcoa’s minimum required contribution to defined benefit pension plans in 2025 is estimated to be approximately $21, of which $2 was contributed to non-U.S. plans during the second quarter of 2025. In the six-month period of 2025, $14 was contributed to non-U.S. plans.

In the second quarter and six-month period of 2024, $4 and $10, respectively, were contributed to non-U.S. plans.

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

During the first and second quarters of 2025, Alcoa entered into financial contracts with multiple counterparties to mitigate financial risks associated with changes in aluminum prices, natural gas prices, electricity prices, and foreign currency exchange rates. The aluminum, natural gas, and electricity financial contracts qualify for cash flow hedge accounting. The foreign exchange financial contracts do not qualify for hedge accounting treatment. These contracts are held by a separate wholly-owned subsidiary of Alcoa Corporation and are intended to limit the Company’s net cash outlays to the committed funding under the San Ciprián joint venture agreement. The associated realized gains or losses have no impact on the results of the San Ciprián operations. Due to the widespread power outage across Spain that occurred on April 28, 2025, it became probable that certain of the original forecasted electricity purchases would not occur in 2025. As a result, Alcoa dedesignated certain electricity financial contracts and recognized a gain of $3 in Cost of goods sold.

In June 2025, Alcoa entered into a firming contract to manage the variability and intermittency of renewable energy sources and reduce exposure to the spot energy market for the Mosjøen smelter (Norway) for the period from July 2025 through December 2028. The firming contract converts a certain pay-as-produced wind contract into baseload power. The contract does not qualify for hedge accounting treatment.

Alcoa Corporation’s aluminum, foreign exchange, natural gas and electricity contracts are classified as Level 1 or Level 2 under the fair value hierarchy. All of the Level 1 and 2 contracts are designated as either fair value or cash flow hedging instruments (except as described above). Alcoa Corporation also has several derivative instruments classified as Level 3 under the fair value hierarchy, which are either designated as cash flow hedges or undesignated. Alcoa included the changes in its equity method investee’s Level 2 derivatives in Accumulated other comprehensive loss through June 30, 2024, when the underlying contracts expired.

The following tables present the detail for Level 1, 2, and 3 derivatives (see additional Level 3 information in further tables below):

	June 30, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
Level 1 and 2 derivative instruments	$19	$51	$1	$20
Level 1 derivative instruments (undesignated)	73	—	—	—
Level 3 derivative instruments	40	1,097	24	1,079
Total	$132	$1,148	$25	$1,099
Less: Current	73	286	25	263
Noncurrent	$59	$862	$—	$836

	2025		2024
Second quarter ended June 30,	Unrealized loss recognized in Other comprehensive income (loss)	Realized loss reclassified from Accumulated other comprehensive loss to earnings	Unrealized loss recognized in Other comprehensive income (loss)	Realized (loss) gain reclassified from Accumulated other comprehensive loss to earnings
Level 1 and 2 derivative instruments	$(46)	$(2)	$(7)	$—
Level 3 derivative instruments	(82)	(78)	(146)	(75)
Noncontrolling and equity interest (Level 2)	—	—	—	1
Total	$(128)	$(80)	$(153)	$(74)

For the second quarter of 2025, the realized loss of $2 on Level 1 and 2 cash flow hedges was recognized in Cost of goods sold. For the second quarter of 2024, the realized gains and losses on Level 1 and 2 cash flow hedges were immaterial.

	2025		2024
Six months ended June 30,	Unrealized loss recognized in Other comprehensive income (loss)	Realized loss reclassified from Accumulated other comprehensive loss to earnings	Unrealized loss recognized in Other comprehensive income (loss)	Realized gain (loss) reclassified from Accumulated other comprehensive loss to earnings
Level 1 and 2 derivative instruments	$(22)	$(4)	$(10)	$4
Level 3 derivative instruments	(191)	(171)	(26)	(132)
Noncontrolling and equity interest (Level 2)	—	—	—	1
Total	$(213)	$(175)	$(36)	$(127)

For the six-month period of 2025, the realized loss of $4 on Level 1 and 2 cash flow hedges was comprised of a $2 loss recognized in Sales and a $2 loss recognized in Cost of goods sold. For the six-month period of 2024, the realized gain of $4 on Level 1 and 2 cash flow hedges was recognized in Sales.

The following table presents the outstanding quantities of derivative instruments classified as Level 1 or Level 2:

	Classification	June 30, 2025	June 30, 2024
Aluminum (in kmt)	Commodity buy forwards	160	133
Aluminum (in kmt)	Commodity sell forwards	575	80
Foreign currency (in millions of euro)	Foreign exchange buy forwards	176	61
Foreign currency (in millions of euro)	Foreign exchange sell forwards	10	16
Foreign currency (in millions of euro) (undesignated)	Foreign exchange buy forwards	821	—
Foreign currency (in millions of euro) (undesignated)	Foreign exchange sell forwards	32	—
Foreign currency (in millions of Norwegian krone)	Foreign exchange buy forwards	8	85
Foreign currency (in millions of Brazilian real)	Foreign exchange buy forwards	107	351
Foreign currency (in millions of Australian dollar)	Foreign exchange buy forwards	821	—
Foreign currency (in millions of Canadian dollar)	Foreign exchange buy forwards	—	22
Natural gas (in millions of megawatt hours)	Commodity buy forwards	6	—
Electricity (in millions of megawatt hours)	Commodity buy forwards	6	—

Alcoa Corporation routinely uses Level 1 aluminum derivative instruments to manage exposures to changes in the fair value of firm commitments for the purchases or sales of aluminum. Additionally, Alcoa uses aluminum derivative instruments to manage LME exposures related to profitability improvement actions (expires December 2025) and the San Ciprián smelter (see above) (expires December 2027).

Alcoa Corporation uses Level 1 foreign exchange forward contracts to mitigate the risk of foreign exchange exposure related to euro power purchases in Norway (expires June 2028), U.S. dollar alumina and aluminum sales in Brazil (expires October 2026), U.S. dollar alumina sales in Australia (expires December 2032) and euro expenses (primarily energy and labor) (expires December 2027). Additionally, Alcoa used Level 1 foreign exchange forward contracts to mitigate the risk of foreign exchange exposure related to Canadian dollar expenses in Canada (expired March 2025) and U.S. dollar aluminum sales in Norway (expired June 2025).

Alcoa Corporation uses Level 1 natural gas derivative instruments to mitigate the risk of price fluctuations on natural gas purchases in Spain (expires December 2027).

Alcoa Corporation uses Level 2 electricity derivative instruments to mitigate the risk of price fluctuations on electricity purchases in Spain (expires December 2027).

Additional Level 3 Disclosures

The following table presents quantitative information related to the significant unobservable inputs described above for Level 3 derivative instruments (megawatt hours in MWh; megawatts in MW):

	June 30, 2025	Unobservable Input	Unobservable Input Range
Asset Derivatives
Financial contract (undesignated)	$31	Interrelationship of forward energy price, LME forward price and the Consumer Price Index	Electricity (per MWh)	2025: $73.11 2025: $38.35
			LME (per mt)	2025: $2,598
				2025: $2,605
Financial contract (undesignated)(1)	9	Interrelationship of forward energy price and the contract price	Electricity (per MWh)	2025: $6.86 2028: $40.98
		MW of renewable energy produced (per month)	Electricity	2025: 31 MW 2028: 84 MW
Power contract	—	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2025: $2,598 2025: $2,600
			Midwest premium (per pound)	2025: $0.7000 2025: $0.7000
			Electricity	Rate of 2 million MWh per year
Total Asset Derivatives	$40
Liability Derivatives
Power contract	$128	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2025: $2,598 2027: $2,655
			Electricity	Rate of 4 million MWh per year
Power contracts	969	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2025: $2,598 2029: $2,701 2036: $2,888
			Midwest premium (per pound)	2025: $0.7000 2029: $0.7000 2036: $0.7000
			Electricity	Rate of 18 million MWh per year
Power contract (undesignated)	—	Estimated spread between the 30-year debt yield of Alcoa and the counterparty	Credit spread	1.21%: 30-year debt yield spread 7.02%: Alcoa (estimated) 5.81%: counterparty
Total Liability Derivatives	$1,097
(1)
Increases in the power market or in renewable energy production would result in a higher fair value measurement of the derivative asset or a lower fair value measurement of the derivative liability.

The fair values of Level 3 derivative instruments recorded in the accompanying Consolidated Balance Sheet were as follows:

Asset Derivatives	June 30, 2025	December 31, 2024
Derivatives not designated as hedging instruments:
Current—financial contract	$35	$24
Noncurrent—financial contract	5	—
Total derivatives not designated as hedging instruments	$40	$24
Total Asset Derivatives	$40	$24
Liability Derivatives
Derivatives designated as hedging instruments:
Current—power contracts	$264	$251
Noncurrent—power contracts	833	826
Total derivatives designated as hedging instruments	$1,097	$1,077
Derivatives not designated as hedging instruments:
Current—embedded credit derivative	$—	$1
Noncurrent—embedded credit derivative	—	1
Total derivatives not designated as hedging instruments	$—	$2
Total Liability Derivatives	$1,097	$1,079

Assuming market rates remain constant with the rates at June 30, 2025, a realized loss of $264 related to power contracts is expected to be recognized in Sales over the next 12 months.

At June 30, 2025 and December 31, 2024, the power contracts with embedded derivatives designated as cash flow hedges include hedges of forecasted aluminum sales of 1,118 kmt and 1,230 kmt, respectively.

The following tables present the reconciliation of activity for Level 3 derivative instruments:

Assets
Second quarter ended June 30, 2025	Financial contracts
April 1, 2025	$30
Total gains or losses included in:
Other income, net (unrealized/realized)	34
Settlements and other	(24)
June 30, 2025	$40
Change in unrealized gains or losses included in earnings for derivative instruments held at June 30, 2025:
Other income, net	$34

	Liabilities
Second quarter ended June 30, 2025	Power contracts	Embedded credit derivative
April 1, 2025	$1,093	$3
Total gains or losses included in:
Sales (realized)	(78)	—
Other income, net (unrealized/realized)	—	(3)
Other comprehensive loss (unrealized)	82	—
June 30, 2025	$1,097	$—
Change in unrealized gains or losses included in earnings for derivative instruments held at June 30, 2025:
Other income, net	$—	$(3)

Assets
Six months ended June 30, 2025	Financial contracts
January 1, 2025	$24
Total gains or losses included in:
Other income, net (unrealized/realized)	42
Settlements and other	(26)
June 30, 2025	$40
Change in unrealized gains or losses included in earnings for derivative instruments held at June 30, 2025:
Other income, net	$42

	Liabilities
Six months ended June 30, 2025	Power contracts	Embedded credit derivative
January 1, 2025	$1,077	$2
Total gains or losses included in:
Sales (realized)	(171)	—
Other income, net (unrealized/realized)	—	(2)
Other comprehensive loss (unrealized)	191	—
June 30, 2025	$1,097	$—
Change in unrealized gains or losses included in earnings for derivative instruments held at June 30, 2025:
Other income, net	$—	$(2)

There were no purchases, sales, or settlements of Level 3 derivative instruments in the periods presented.

Other Financial Instruments

The carrying values and fair values of Alcoa Corporation’s other financial instruments were as follows:

	June 30, 2025		December 31, 2024
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$1,514	$1,514	$1,138	$1,138
Restricted cash	88	88	96	96
Short-term borrowings	8	8	50	50
Long-term debt due within one year	75	75	75	75
Long-term debt, less amount due within one year	2,574	2,644	2,470	2,499

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

N. Income Taxes – Alcoa Corporation’s estimated annualized effective tax rate (AETR) for 2025 as of June 30, 2025 differs from the U.S. federal statutory rate of 21% primarily due to income in certain jurisdictions with full valuation allowances resulting in no incremental tax expense, partially offset by income in foreign jurisdictions with higher statutory tax rates.

	Six months ended June 30,
	2025	2024
Income (loss) before income taxes	$829	$(233)
Estimated annualized effective tax rate	15.5%	105.1%
Income tax expense (benefit)	$128	$(245)
(Favorable) unfavorable tax impact related to losses in jurisdictions with no tax benefit	(4)	288
Discrete tax expense	6	—
Provision for income taxes	$130	$43

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

On October 24, 2024, the U.S. Treasury finalized the Proposed Regulations under Section 45X with important modifications including the ability to include the cost of certain direct and indirect materials in the cost base of the credit. The Proposed Regulation on the definition of aluminum was not finalized; however, management believes that commercial grade aluminum continues to qualify for the Section 45X credit. In the Preamble to the Final Regulations, the U.S. Treasury indicated it will finalize the definition at a later date. The One Big Beautiful Bill Act (OBBBA) was enacted on July 4, 2025, which set a progressive phase-out of Section 45X credits beginning in 2031 and fully eliminates these credits beginning in 2034. Previously under the IRA, there was no phase out for critical materials, including aluminum. The Company is currently evaluating the OBBBA and does not expect other provisions of this legislation will have a material impact on the Company’s financial position or results of operations.

In the second quarter and six-month period of 2025, the Company recorded benefits related to the Section 45X credits of $17 and $31 in Cost of goods sold, respectively, for its Massena West smelter (New York) and its Warrick smelter (Indiana). In the second quarter and six-month period of 2024, the Company recorded benefits of $10 and $20 in Cost of goods sold, respectively, related to its Massena West smelter and its Warrick smelter. As of June 30, 2025, benefits of $36 were included in Other receivables and $102 were included in Other noncurrent assets on the Consolidated Balance Sheet. As of December 31, 2024, benefits of $36 were included in Other receivables and $71 were included in Other noncurrent assets on the Consolidated Balance Sheet.

ANHBV has a full valuation allowance recorded against deferred tax assets, which was established in 2016, as the Company believes it is more likely than not that these tax benefits will not be realized. The majority of ANHBV’s net deferred tax assets relate to prior net operating losses and interest expense; the loss carryforwards are not subject to an expiration period. If ANHBV continues to demonstrate sustained profitability, management may conclude that ANHBV’s deferred tax assets related to loss carryforwards may be realized, resulting in a future reversal of the related valuation allowance, generating a non-cash benefit in the period recorded. ANHBV’s net deferred tax assets related to loss carryforwards, excluding the valuation allowance, were $111 as of June 30, 2025.

Alcoa World Alumina Brasil Ltda. (AWAB) has a full valuation allowance recorded against deferred tax assets, which was established in 2023, as the Company believes it is more likely than not that these tax benefits will not be realized. The majority of AWAB’s net deferred tax assets relate to prior net operating losses; the loss carryforwards are not subject to an expiration period. If AWAB continues to demonstrate sustained profitability, management may conclude that AWAB’s deferred tax assets may be realized, resulting in a future reversal of the valuation allowance, generating a non-cash benefit in the period recorded. AWAB’s net deferred tax assets, excluding the valuation allowance, were $121 as of June 30, 2025.

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

Alcoa Corporation’s environmental remediation reserve balance reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. The following table details the changes in the carrying value of recorded environmental remediation reserves:

Balance at December 31, 2023	$268
Liabilities incurred	25
Cash payments	(49)
Reversals of previously recorded liabilities	(12)
Foreign currency translation and other	(12)
Balance at December 31, 2024	220
Liabilities incurred	13
Cash payments	(13)
Foreign currency translation and other	2
Balance at June 30, 2025	$222

At June 30, 2025 and December 31, 2024, the current portion of the environmental remediation reserve balance was $37 and $38, respectively.

During the second quarter and six-month period of 2025, the Company incurred liabilities of $13 (both periods), which were primarily comprised of:

•
$8 related to investigation of potential contamination at various sites in Australia, which was recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations; and,
•
$3 for an increase in estimated scope associated with ongoing remediation work at various other sites, which was recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations.

Payments related to remediation expenses applied against the reserve were $5 and $13 in the second quarter and six-month period of 2025, respectively. Payments related to remediation expenses applied against the reserve were $10 and $16 in the second quarter and six-month period of 2024, respectively. Cash payments include mandated expenditures as well as those not required by any regulatory authority or third party.

The estimated timing of cash outflows from the environmental remediation reserve at June 30, 2025 was as follows:

2025 (excluding the six months ended June 30, 2025)	$22
2026 – 2030	89
Thereafter	111
Total	$222

Reserve balances at June 30, 2025 and December 31, 2024, associated with significant sites with active remediation underway or for future remediation were $149 and $154, respectively. In management’s judgment, the Company’s reserves are sufficient to satisfy the provisions of the respective action plans. Upon changes in facts or circumstances, a change to the reserve may be required. The Company’s significant sites include:

Suriname—The reserve associated with the 2017 closure of the Suralco refinery and bauxite mine is for treatment and disposal of refinery waste and soil remediation. The work began in 2017 and is expected to be completed by the end of 2029.

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

Other Sites—The Company is in the process of decommissioning various other plants and remediating sites in several countries for potential redevelopment or to return the land to a natural state. In aggregate, there are remediation projects at 31 other sites that are planned or underway. These activities will be completed at various times in the future over the next two to four years, after which ongoing monitoring and other activities may be required. At June 30, 2025 and December 31, 2024, the reserve balance associated with these activities was $73 and $66, respectively.

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

In February 2022, the RFB notified AWAB that it had inspected the value added tax credits claimed for 2012 and disallowed $4 (R$19). In its decision, the RFB allowed credits of $14 (R$65) that were similar to those previously disallowed for 2009 through 2011. In July 2022, the RFB notified AWAB that it had inspected the value added tax credits claimed for 2013 and disallowed $13 (R$66). In its decision, the RFB allowed credits of $10 (R$53) that were similar to those previously disallowed for 2009 through 2011. In September 2024, the RFB notified AWAB that it had further inspected the value added tax credits claimed for 2013 and issued a first administrative decision allowing additional credits of $1 (R$5) that were similar to those previously disallowed for 2009 through 2011. AWAB received the 2012 allowed credits with interest of $9 (R$44) in March 2022, the 2013 allowed credits with interest of $6 (R$31) in August 2022, and the additional 2013 allowed credits with interest of $1 (R$6) in December 2024. The decisions on the 2012 and 2013 credits provide positive evidence to support management’s opinion that there is no basis for these credits to be disallowed. AWAB will continue to dispute the credits that were disallowed for 2012 and 2013. If AWAB is successful in this administrative process, the RFB would have no further recourse. If unsuccessful in this process, AWAB has the option to litigate at a judicial level. Separately from AWAB’s administrative appeal, in June 2015, a new tax law was enacted repealing the provisions in the tax code that were the basis for the RFB assessing a 50% penalty in this matter. As such, the estimated range of reasonably possible loss for these matters is $0 to $55 (R$300). It is management’s opinion that the allegations have no basis; however, at this time, the Company is unable to reasonably predict an outcome for this matter.

Australia (AofA)—On April 30, 2025 (the decision date), the Administrative Review Tribunal of Australia (ART) issued its decision related to the proceedings Alcoa of Australia Limited (AofA) filed against the Australian Taxation Office (ATO) in April 2022 to contest the Notices of Assessment (the Notices) issued by the ATO in July 2020 (described below) related to transfer pricing of certain historic third-party alumina sales. The ART decided that no additional tax is owed, consistent with Alcoa’s long-held position related to this matter.

The Notices asserted claims for income tax payable by AofA of approximately $139 (A$214) and claims for compounded interest on the tax amount totaling approximately $460 (A$707). In addition to the Notices, the ATO issued a position paper in September 2020 with its preliminary view on the imposition of administrative penalties related to the tax assessment which proposed penalties of approximately $83 (A$128).

In accordance with the ATO’s dispute resolution practices, AofA paid 50% of the assessed income tax amount exclusive of interest and any penalties, or approximately $74 (A$107), during the third quarter 2020. The prepaid tax asset of $69 (A$107) and related interest of $9 (A$13) were included within Other receivables at June 30, 2025. The prepaid tax asset of $66 (A$107) was included within Other noncurrent assets at December 31, 2024.

Interest on the unpaid tax was accrued through the decision date, which, along with the initial interest assessment, was deductible against taxable income by AofA. AofA applied this deduction beginning in the third quarter of 2020 through the decision date, resulting in reductions in cash tax payments. The accrued tax liability of $225 (A$346) was included within Taxes, including income taxes at June 30, 2025. The accrued tax liability of $206 (A$332) was included within Other noncurrent liabilities and deferred credits at December 31, 2024.

The ATO did not appeal the ART’s decision, and the disputed tax claims (and additional related interest and penalties) have been withdrawn. With the withdrawal of the ATO’s claims, the prepaid tax asset and related interest of $78 (A$120) were refunded to AofA in July 2025, and accrued cash taxes of $225 (A$346) related to the interest deductions are payable by AofA by June 1, 2026. The net cash impact of both the refunded amount and the accrued cash taxes is approximately $147 (A$226) through June 2026.

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

P. Other Financial Information

Other (Income) Expenses, Net

	Second quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Equity loss (gain)	$22	$(22)	$28	$5
Foreign currency losses (gains), net	3	57	(14)	81
Net loss from asset sales	2	6	5	17
Gain from sale of investments	(3)	—	(3)	—
Net gain on mark-to-market derivative instruments	(110)	(54)	(117)	(49)
Non-service costs – pension and other postretirement benefits	7	4	13	8
Other, net	(33)	(13)	(50)	(25)
	$(112)	$(22)	$(138)	$37

In the second quarter and six-month period of 2025, Other, net was primarily comprised of interest income on interest bearing accounts and the deposit related to the Australia tax matter (see Note O).

In the second quarter and six-month period of 2024, Other, net was primarily comprised of interest income on interest bearing accounts.

Other Noncurrent Assets

	June 30, 2025	December 31, 2024
Prepaid gas transmission contract	$296	$278
Gas supply prepayment	219	225
Deferred mining costs, net	215	184
Value added tax credits	208	213
Goodwill	144	142
Prepaid pension benefit	138	128
IRA Section 45X credit	101	71
Noncurrent restricted cash	68	53
Intangibles, net	34	36
Noncurrent prepaid tax asset	—	66
Other	105	101
	$1,528	$1,497

Cash and Cash Equivalents and Restricted Cash

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$1,514	$1,138
Current restricted cash	20	43
Noncurrent restricted cash	68	53
	$1,602	$1,234

Restricted cash primarily relates to commitments included in the viability agreement reached with the workers’ representatives of the San Ciprián smelter in December 2021, and subsequently updated in February 2023. $11 was released from restricted cash in the first quarter of 2025, related to smelter restart and capital expenditures incurred in the fourth quarter of 2024 and first quarter of 2025. At June 30, 2025, the Company had restricted cash of $75 available for capital improvements at the site and smelter restart costs.

Q. Supplier Finance Programs

The Company has various supplier finance programs with third-party financial institutions that are made available to suppliers to facilitate payment term negotiations. Under the terms of these agreements, participating suppliers receive payment in advance of the payment date from third-party financial institutions for qualifying invoices. Alcoa’s obligations to its suppliers, including amounts due and payment terms, are not impacted by its suppliers’ participation in these programs. The Company does not pledge any assets as security or provide any guarantees beyond payment of outstanding invoices at maturity under these arrangements. The Company does not pay fees to the financial institutions under these arrangements. At June 30, 2025 and December 31, 2024, qualifying supplier invoices outstanding under these programs were $117 and $94, respectively, and have payment terms ranging from 50 to 110 days. These obligations are included in Accounts payable, trade on the accompanying Consolidated Balance Sheet.

R. Subsequent Events

On June 30, 2025, the collective bargaining agreement with the Australian Workers Union (AWU) representing approximately 400 hourly employees at the Portland, Australia smelter expired. The AWU did not accept the latest offer, proposed by the Company on July 25, 2025, and elected to undertake protected industrial action in the form of a 48-hour work stoppage beginning August 5, 2025. While negotiations continue, the Company has contingency plans to maintain safety and minimize operating disruptions at the Portland smelter if the industrial action were to occur.

On July 14, 2025, Alcoa Corporation and IGNIS EQT announced the restart for the San Ciprián smelter in Spain would resume, after the restart was paused following a widespread power outage across Spain on April 28, 2025. The Company estimates that the restart will be completed by mid-2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per-share amounts, average realized prices, and average cost amounts; metric tons in thousands (kmt); dry metric tons in millions (mdmt))

Business Update

During the second quarter of 2025, Alcoa continued to execute on its strategic priorities while maintaining strong operational performance, which included progressing the sale of the Company’s full ownership interest in the joint venture with Saudi Arabian Mining Company (Ma’aden) and successfully concluding a five-year tax dispute in Australia with a favorable ruling for the Company. Additionally, Alcoa maintained advocacy efforts with policy makers regarding the impacts of U.S. tariffs.

On March 12, 2025, the United States government imposed a 25% tariff on certain aluminum imports from Canada under Section 232 of the Trade Expansion Act of 1962 (Section 232) which increased to a 50% tariff on June 4, 2025. Prior to March 12, 2025, the Section 232 tariff was 10%, and Canadian metal imported into the U.S. was exempted. Historically, approximately 70% of the aluminum Alcoa produced in Canada was shipped to U.S. customers, with the majority associated with annual customer contracts.

During the second quarter of 2025, the Company redirected certain Canadian production to customers outside the U.S. to mitigate additional tariff costs. Approximately 30% of the Company’s Canadian aluminum production is available for spot sales, and a portion of this production historically imported into the U.S. can be redirected when economically favorable. Additionally, Alcoa continued to maintain active engagement with administrations, governments, and policy makers, primarily in the U.S. and Canada, regarding the impacts of tariffs.

San Ciprián Operations

Following the formation of the joint venture with IGNIS Equity Holdings, SL (IGNIS EQT) on March 31, 2025 (described below), Alcoa resumed the restart of the San Ciprián smelter that had been operating approximately 6 percent of total pots since March 2024. The restart was paused on April 28, 2025, following a widespread power outage across Spain, until the Spanish government could provide sufficient details on the cause of the power outage and the measures being taken to prevent a reoccurrence. On July 14, 2025, Alcoa and IGNIS EQT announced the restart would resume. The announcement was made after reviewing the Spanish government’s report on the circumstances that caused the power outage, and the planned measures and investments aimed at providing improved grid resilience, and receiving assurances from the Spanish government that it will continue to promote measures to provide reliable and competitive energy. The Company expects that the restart will be completed by mid-2026.

On March 31, 2025, Alcoa and IGNIS EQT entered into a joint venture agreement whereby Alcoa owns 75% and continues as the managing operator and IGNIS EQT owns 25% of the San Ciprián operations. Alcoa and IGNIS EQT contributed $81 (€75) and $27 (€25), respectively, to form the joint venture. Additionally, up to approximately $117 (€100) may be funded by Alcoa as needed for operations with a priority position in future cash returns. Further funding requires agreement by both partners and would be shared 75% by Alcoa and 25% by IGNIS EQT.

The transaction was accounted for as an equity transaction where IGNIS EQT’s noncontrolling interest was reflected as a decrease to Additional capital on the accompanying Consolidated Balance Sheet. Under the terms of the joint venture agreement, IGNIS EQT has a put option whereby IGNIS EQT can require Alcoa Corporation to purchase from IGNIS EQT its 25% interest at the then fair market value upon certain change in control provisions. Alcoa classified the Noncontrolling interest within Mezzanine equity on the Consolidated Balance Sheet, as IGNIS EQT’s redemption of the put option is not solely within the Company’s control. Net loss attributable to noncontrolling interest was $13 in the second quarter of 2025.

Saudi Arabia Joint Venture

On July 1, 2025, Alcoa completed the sale of its full ownership interest of 25.1% in the Saudi Arabia joint venture, comprised of the Ma’aden Bauxite and Alumina Company (MBAC) and the Ma’aden Aluminium Company (MAC), to Ma’aden in exchange for total consideration of $1,350, comprised of 85,977,547 shares of Ma’aden (valued at $1,200 (SAR 4,501) as of closing) and $150 (SAR 562) in cash (to be used primarily for related taxes and transaction costs). The carrying value of Alcoa’s investment was $546 as of June 30, 2025. In the third quarter of 2025, Alcoa will recognize a gain of approximately $780 and subsequent changes in fair value of the shares within Other (income) expenses, net.

Australia Tax Decision

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

In accordance with the ATO’s dispute resolution practices, AofA paid 50% of the assessed income tax amount exclusive of interest and any penalties, or approximately $74 (A$107), during the third quarter 2020. Interest on the unpaid tax was accrued through the decision date, which, along with the initial interest assessment, was deductible against taxable income by AofA. AofA applied this deduction beginning in the third quarter of 2020 through the decision date, resulting in reductions in cash tax payments.

The ATO did not appeal the ART’s decision, and the disputed tax claims (and additional related interest and penalties) have been withdrawn. With the withdrawal of the ATO’s claims, the prepaid tax asset and related interest of $78 (A$120) were refunded to AofA in July 2025, and accrued cash taxes of $225 (A$346) related to the interest deductions are payable by AofA by June 1, 2026. The net cash impact of both the refunded amount and the accrued cash taxes is approximately $147 (A$226) through June 2026.

Australia Mine Plan Approvals

On May 29, 2025, the Western Australian Environmental Protection Authority (WA EPA) opened a 12-week public comment period on the Company’s two mine plans in Western Australia, which include the plan for the next major mine regions (Myara North and Holyoake) and the rolling five-year mine plans (2022-2027) referred to the WA EPA by a third party in 2023. Following this public consultation period and the Company’s response to any clarifications requested by the WA EPA, the Company expects that the WA EPA will publish its assessment and recommendations. An appeals process of the assessment and recommendations will follow before Ministerial decisions are finalized.

The Ministerial decisions were expected by the first quarter of 2026 per the indicative timeline the WA EPA set in the third quarter of 2024. From both the Company’s and the WA EPA’s perspective, the indicative timeline is no longer achievable primarily due to the complexity related to advancing both mine approvals, the extensive documentation provided by the Company and independent experts, and the additional work expected in summarizing and responding to submissions received in the public comment period. Following the public consultation, the Company expects that a revised indicative timeline will be published. The Company is committed to continuing to work collaboratively with the WA EPA and other stakeholders to achieve Ministerial decisions as early as possible in 2026. The Company has multiple contingency plans and expects to access bauxite similar to recent grades until the Company can transition to the new mine regions.

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

Other Matters

The Company is actively engaged in negotiations related to the following collective bargaining agreements:

•
The three collective bargaining agreements with le Syndicat des Métallos (FTQ) representing approximately 1,000 hourly employees at the Bécancour smelter in Québec, Canada that expired on July 19, 2025;
•
The collective bargaining agreement with the Australian Workers Union (AWU) representing approximately 400 hourly employees at the Portland, Australia smelter that expired on June 30, 2025. The AWU did not accept the latest offer, proposed by the Company on July 25, 2025, and elected to undertake protected industrial action in the form of a 48-hour work stoppage beginning August 5, 2025. While negotiations continue, the Company has contingency plans to maintain safety and minimize operating disruptions at the Portland smelter if the industrial action were to occur; and,
•
The collective bargaining agreement with the Starfsgreinafélag Islands (AFL) and the Rafiðnaðarsamband Íslands (RSÍ) representing approximately 400 hourly employees at the Fjarðaál, Iceland smelter that expired on February 28, 2025.

See the below sections for additional details on the above-described actions.

Results of Operations

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the quarterly and year-to-date periods outlined in the table below.

Selected Financial Data:

	Quarter ended		Six months ended
	Sequential		Year-to-date
Statement of Operations	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Sales	$3,018	$3,369	$6,387	$5,505
Cost of goods sold (exclusive of expenses below)	2,652	2,438	5,090	4,937
Selling, general administrative, and other expenses	82	71	153	129
Research and development expenses	12	12	24	24
Provision for depreciation, depletion, and amortization	153	148	301	324
Restructuring and other charges, net	14	5	19	220
Interest expense	56	53	109	67
Other (income) expenses, net	(112)	(26)	(138)	37
Total costs and expenses	2,857	2,701	5,558	5,738
Income (loss) before income taxes	161	668	829	(233)
Provision for income taxes	10	120	130	43
Net income (loss)	151	548	699	(276)
Less: Net loss attributable to noncontrolling interest	(13)	—	(13)	(44)
Net income (loss) attributable to Alcoa Corporation	$164	$548	$712	$(232)

	Quarter ended		Six months ended
Selected Financial Metrics	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Diluted income (loss) per share attributable to Alcoa Corporation common shareholders	$0.62	$2.07	$2.69	$(1.29)
Third-party shipments of alumina (kmt)	2,195	2,105	4,300	4,664
Third-party shipments of aluminum (kmt)	634	609	1,243	1,311
Average realized price per metric ton of alumina	$378	$575	$475	$385
Average realized price per metric ton of aluminum	$3,143	$3,213	$3,177	$2,743
Average Alumina Price Index (API)(1)	$377	$612	$494	$374
Average London Metal Exchange (LME) 15-day lag(2)	$2,458	$2,607	$2,533	$2,343

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

Overview

Sequential period comparison

Net income (loss) attributable to Alcoa Corporation was $164 in the second quarter of 2025 compared with $548 in the first quarter of 2025. The unfavorable change of $384 is primarily a result of:

•
Lower alumina and aluminum prices
•
Tariffs on U.S. imports of aluminum from Canada

Partially offset by:

•
Lower taxes on lower earnings
•
Favorable mark-to-market results on derivative instruments

Year-to-date comparison

Net income (loss) attributable to Alcoa Corporation was $712 in the six-month period of 2025 compared with $(232) in the six-month period of 2024. The favorable change of $944 is primarily a result of:

•
Higher aluminum and alumina prices
•
Lower intersegment profit elimination
•
Lower restructuring charges
•
Favorable currency impacts
•
Higher volumes and price from bauxite offtake and supply agreements
•
Favorable mark-to-market results on derivative instruments

Partially offset by:

•
Tariffs on U.S. imports of aluminum from Canada
•
Higher taxes on higher earnings

Sales

Sequential period comparison

Sales decreased $351 primarily as a result of:

•
Lower average realized price of alumina and aluminum

Partially offset by:

•
Higher shipments of aluminum and alumina
•
Favorable currency impacts

Year-to-date comparison

Sales increased $882 primarily as a result of:

•
Higher average realized price of alumina and aluminum
•
Higher volumes and price from bauxite offtake and supply agreements

Partially offset by:

•
Lower shipments of alumina and aluminum

Cost of goods sold

Sequential period comparison

Cost of goods sold as a percentage of sales increased 16% primarily as a result of:

•
Lower average realized price of alumina and aluminum
•
Tariffs on U.S. imports of aluminum from Canada
•
Higher production costs across both segments

Partially offset by:

•
Lower average alumina input costs in the Aluminum segment

Year-to-date comparison

Cost of goods sold as a percentage of sales decreased 10% primarily as a result of:

•
Higher average realized price of alumina and aluminum
•
Lower intersegment profit elimination
•
Higher volumes and price from bauxite offtake and supply agreements
•
Favorable currency impacts

Partially offset by:

•
Higher average alumina input costs in the Aluminum segment
•
Tariffs on U.S. imports of aluminum from Canada

Selling, general administrative, and other expenses

Sequential period comparison

Selling, general administrative, and other expenses increased $11 primarily as a result of:

•
Increased fees for professional services
•
Unfavorable currency revaluation impacts

Year-to-date comparison

Selling, general administrative, and other expenses increased $24 primarily as a result of:

•
Higher labor costs
•
Increased fees for professional services
•
Increased information technology services

Provision for depreciation, depletion, and amortization

Sequential period comparison

The Provision depreciation, depletion, and amortization increased $5 primarily as a result of:

•
Unfavorable currency impacts

Year-to-date comparison

The Provision for depreciation, depletion, and amortization decreased $23 primarily as a result of:

•
Favorable currency impacts
•
Lower depreciation in Brazil for mine reclamation and bauxite residue storage asset retirement obligations
•
Lower depreciation expense related to a group of assets reaching the end of their depreciable lives
•
Lower amortization of mine development costs

Interest expense

Sequential period comparison

Interest expense increased $3 primarily as a result of:

•
Interest on unfavorable value added tax assessments in Brazil
•
Interest on $500 6.125% Senior Notes and $500 6.375% Senior Notes issued in March 2025

Partially offset by:

•
Absence of interest and debt settlement expenses for the Existing 2027 Notes and Existing 2028 Notes extinguished in March 2025

Year-to-date comparison

Interest expense increased $42 primarily as a result of:

•
Interest on $500 6.125% Senior Notes and $500 6.375% Senior Notes issued in March 2025
•
Interest on unfavorable value added tax assessments in Brazil
•
Interest on $750 7.125% Senior Notes issued in March 2024

Other (income) expenses, net

Sequential period comparison

Other (income) expenses, net was ($112) in the second quarter of 2025 compared with ($26) in the first quarter of 2025. The favorable change of $86 was primarily a result of:

•
Favorable mark-to-market results on derivative instruments primarily due to changes in the euro foreign exchange rate and higher power prices in the current quarter
•
Interest income on the refund owed to Alcoa from the ATO
•
Increase in equity income from MAC primarily due to lower production costs partially offset by lower aluminum prices

Partially offset by:

•
Increase in equity losses from MBAC primarily due to lower alumina prices and lower shipments
•
Unfavorable currency revaluation impacts primarily due to absence of gains recognized in the first quarter of 2025 due to the U.S. dollar weakening against the Brazilian real and the Australian dollar, partially offset by gains in the current quarter due to the U.S. dollar weakening against the Brazilian real

Year-to-date comparison

Other (income) expenses, net was ($138) in the six-month period of 2025 compared with $37 in the six-month period of 2024. The favorable change of $175 was primarily a result of:

•
Favorable currency revaluation impacts primarily due to the absence of losses recognized in the prior year due to the U.S. dollar strengthening against the Brazilian real and gains in the current year due to the U.S. dollar weakening against the Brazilian real, partially offset by losses in the current year due to the U.S. dollar weakening against the euro
•
Favorable mark-to-market results on derivative instruments primarily due to changes in the euro foreign exchange rate partially offset by lower power prices in the current year
•
Increase in equity income from MBAC primarily due to higher alumina prices, partially offset by lower shipments and higher production costs
•
Absence of costs related to site separation commitments associated with the Warrick Rolling Mill sale
•
Interest income on the refund owed to Alcoa from the ATO

Partially offset by:

•
Increase in equity losses from MAC primarily due to higher alumina input costs, partially offset by higher aluminum prices
•
Higher ELYSIS capital contributions, increasing loss recognition

Restructuring and other charges, net

Sequential period comparison

In the second quarter of 2025, Restructuring and other charges, net of $14 primarily related to:

•
$20 to record net additional asset retirement obligation and environmental reserves at previously closed sites
•
$6 for certain employee obligations related to the February 2023 updated viability agreement for the San Ciprián aluminum smelter

Partially offset by:

•
($12) net benefit for take-or-pay contract costs at previously closed sites

In the first quarter of 2025, Restructuring and other charges, net of $5 primarily related to:

•
$3 for certain employee obligations related to the February 2023 updated viability agreement for the San Ciprián aluminum smelter
•
$2 for take-or-pay contract costs at a previously closed site

Year-to-date comparison

In the six-month period of 2025, Restructuring and other charges, net of $19 primarily related to:

•
$20 to record net additional asset retirement obligation and environmental reserves at previously closed sites
•
$9 for certain employee obligations related to the February 2023 updated viability agreement for the San Ciprián aluminum smelter

Partially offset by:

•
($10) net benefit for take-or-pay contract costs at previously closed sites

In the six-month period of 2024, Restructuring and other charges, net of $220 primarily related to:

•
$205 for the curtailment of the Kwinana alumina refinery
•
$12 for take-or-pay contract costs at a previously closed site

Provision for income taxes

Sequential period comparison

The Provision for income taxes in the second quarter of 2025 was $10 on income before taxes of $161 or 6.2%. In comparison, the first quarter of 2025 Provision for income taxes was $120 on income before taxes of $668 or 18%.

The decrease in tax expense of $110 is primarily due to decreased income in certain jurisdictions where taxes are paid and the impact of the annualized effective tax rate when applied to current period earnings.

Year-to-date comparison

The Provision for income taxes in the six-month period of 2025 was $130 on income before taxes of $829 or 15.7%. In comparison, the six-month period of 2024 Provision for income taxes was $43 on a loss before taxes of $(233) or (18.5)%.

The increase in tax expense of $87 is primarily attributable to higher income in certain jurisdictions where taxes are paid.

Noncontrolling interest

Through August 1, 2024 when Alcoa completed the acquisition of Alumina Limited, Noncontrolling interest related to Alumina Limited’s 40% ownership interest in the AWAC joint venture. Upon completion of the acquisition by Alcoa, Alumina Limited and, as a result, ownership in the AWAC joint venture, became wholly-owned by Alcoa Corporation.

On March 31, 2025, Alcoa and IGNIS EQT entered into a joint venture agreement. Alcoa owns 75% and continues as the managing operator and IGNIS EQT owns 25% of the San Ciprián operations. Alcoa began recognizing earnings attributable to IGNIS EQT’s ownership interest within Noncontrolling interest in the second quarter of 2025.

Sequential period comparison

Net income (loss) attributable to noncontrolling interest was $(13) in the second quarter of 2025 and $0 in the first quarter of 2025.

Year-to-date comparison

Net income (loss) attributable to noncontrolling interest was $(13) in the six-month period of 2025 compared with $(44) in the six-month period of 2024.

Net income (loss) attributable to noncontrolling interest of $(13) in both the second quarter and six-month period of 2025 reflects losses incurred at the San Ciprián smelter and refinery. Net income (loss) attributable to noncontrolling interest of $(44) in the six-month period of 2024 was driven by restructuring costs partially offset by favorable average realized price of alumina.

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

Alumina

Business Update. The average API of $377 per metric ton decreased 38% compared to the prior quarter. Compared to the six-month period of 2024, the average API trended favorably, reflecting a 32% increase year-over-year.

On July 1, 2025, Alcoa completed the sale of its full ownership interest of 25.1 % in the Saudi Arabia joint venture, which includes the Ma’aden Bauxite and Alumina Company (see Portfolio actions above).

In June 2024, Alcoa completed the full curtailment of the Kwinana refinery (Australia), as planned, which was announced in January 2024. As of June 2025, the refinery had approximately 230 employees to manage certain processes, including water management. These processes were expected to continue through the fourth quarter of 2025, when the employee number was expected to be further reduced. Due to the Company’s ongoing assessment of long-term water management, the related processes may need to continue beyond the fourth quarter of 2025 and additional restructuring charges for water management may be required in the second half of 2025.

During the second quarter of 2025, the Company continued to evaluate engineering estimates for improvements on closed bauxite residue areas at the Poços de Caldas refinery (Brazil) to comply with impoundment stability regulations in the region by the end of 2027. Upon completion of these estimates, Alcoa may be required to record a charge in the second half of 2025.

On March 31, 2025, Alcoa and IGNIS EQT entered into a joint venture agreement, which includes the San Ciprián refinery (see Portfolio actions above).

Capacity. The Alumina segment had a base capacity of 13,843 kmt with 3,204 kmt of curtailed refining capacity. There was no change in curtailed capacity in 2025.

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

	Quarter ended		Six months ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Bauxite production (mdmt)	9.3	9.5	18.8	19.6
Third-party bauxite shipments (mdmt)	2.9	3.0	5.9	2.5
Alumina production (kmt)	2,351	2,355	4,706	5,209
Third-party alumina shipments (kmt)	2,195	2,105	4,300	4,664
Intersegment alumina shipments (kmt)	1,089	1,093	2,182	1,968
Produced alumina shipments (kmt)	2,384	2,316	4,700	5,216

Third-party bauxite sales	$208	$243	$451	$160
Third-party alumina sales	843	1,220	2,063	1,811
Total segment third-party sales	$1,051	$1,463	$2,514	$1,971
Intersegment alumina sales	467	712	1,179	852
Total sales	$1,518	$2,175	$3,693	$2,823
Adjusted operating costs	770	723	1,493	1,610
Other segment items	609	788	1,397	888
Segment Adjusted EBITDA	$139	$664	$803	$325

Average realized third-party price per metric ton of alumina	$378	$575	$475	$385
Adjusted operating cost per metric ton of produced alumina shipped	$323	$312	$318	$309

Production

Sequential period comparison

Alumina production was consistent with the first quarter of 2025.

Year-to-date comparison

Alumina production decreased 10% primarily as a result of:

•
Full curtailment of the Kwinana refinery in June 2024

Third-party sales

Sequential period comparison

Third-party sales decreased $412 primarily as a result of:

•
Lower average realized price of $197/ton principally driven by a lower average API
•
Lower volumes and price from bauxite offtake and supply agreements

Partially offset by:

•
Higher shipments of alumina primarily due to timing of shipments and increased trading activity, partially offset by lower sales of externally sourced alumina to satisfy certain customer commitments

Year-to-date comparison

Third-party sales increased $543 primarily as a result of:

•
Higher average realized price of $90/ton principally driven by a higher average API
•
Higher volumes and price from bauxite offtake and supply agreements

Partially offset by:

•
Lower shipments of alumina primarily due to the full curtailment of the Kwinana refinery and decreased trading activity, partially offset by higher sales of externally sourced alumina to satisfy certain customer commitments
•
Unfavorable currency impacts

Intersegment alumina sales

Sequential period comparison

Intersegment alumina sales decreased $245 primarily as a result of:

•
Lower average API on sales to the Aluminum segment

Year-to-date comparison

Intersegment alumina sales increased $327 primarily as a result of:

•
Higher average API on sales to the Aluminum segment
•
Higher alumina shipments primarily due to timing of shipments and the Alumar (Brazil) smelter restart

Segment Adjusted EBITDA

Sequential period comparison

Segment Adjusted EBITDA decreased $525 primarily as a result of:

•
Lower average realized price
•
Higher production costs primarily related to increased maintenance
•
Lower volumes and price from bauxite offtake and supply agreements

Partially offset by:

•
Higher shipments of alumina

Year-to-date comparison

Segment Adjusted EBITDA increased $478 primarily as a result of:

•
Higher average realized price
•
Higher volumes and price from bauxite offtake and supply agreements

Partially offset by:

•
Higher production costs primarily related to higher labor costs, increased maintenance, and direct material usage
•
Unfavorable raw material costs primarily higher prices for caustic soda and lime

Forward Look. For the third quarter of 2025 in comparison to the second quarter of 2025, the Alumina segment expects lower production costs, primarily due to decreased maintenance costs.

Alcoa expects 2025 total Alumina segment production and shipments to remain unchanged from its prior projection, ranging between 9.5 to 9.7 million metric tons, and between 13.1 and 13.3 million metric tons, respectively. The difference between production and shipments reflects trading volumes and externally sourced alumina to fulfill customer contracts due to the curtailment of the Kwinana refinery.

Aluminum

Business Update. Aluminum prices decreased sequentially with LME prices on a 15-day lag averaging $2,458 per metric ton in the second quarter of 2025. Additionally, the average Midwest premium (United States and Canada) increased 36% sequentially following the increase on U.S. Section 232 tariff on aluminum imports from Canada from 25% to 50% on June 4, 2025.

In the second quarter of 2025, Alcoa incurred approximately $115 for tariff costs on imports of aluminum to the U.S. from Canada, a sequential increase of approximately $95.

San Ciprián Smelter

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

The restart of the San Ciprián smelter was paused in April 2025 following a widespread power outage across Spain, until the Spanish government could provide sufficient details on the cause of the power outage and the measures being taken to prevent a reoccurrence. On July 14, 2025, Alcoa and IGNIS EQT announced the restart process of the San Ciprián smelter would resume (see Portfolio actions above).

In connection with terms of the updated viability agreement, the Company had restricted cash of $75 remaining at June 30, 2025, to be made available for capital improvements at the site and smelter restart costs. In the first quarter of 2025, $11 was released from restricted cash related to smelter restart and capital expenditures incurred in the fourth quarter of 2024 and first quarter of 2025.

Other Matters

On July 1, 2025, Alcoa completed the sale of its full ownership interest of 25.1% in the Saudi Arabia joint venture, which includes the Ma’aden Aluminium Company (see Portfolio actions above). In accordance with the transaction, the metal offtake agreement with Ma’aden was terminated in the first quarter of 2025.

During the second quarter of 2025, the Company entered into firming contracts and a power purchase agreement (PPA) to manage the variability and intermittency of renewable energy sources and reduce spot market exposure at the Mosjøen smelter (Norway). The firming contracts convert certain pay-as-produced wind contracts into baseload power to eliminate volume risk. One of the firming contracts is a derivative and does not qualify for hedge accounting treatment. See Note M to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

During the first and second quarters of 2025, the Company progressed the restart of the Alumar smelter. The site was operating at approximately 91% of the site’s total annual capacity of 268 kmt (Alcoa share) as of June 30, 2025.

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

	Quarter ended		Six months ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Aluminum production (kmt)	572	564	1,136	1,085
Total aluminum shipments (kmt)	634	609	1,243	1,311
Produced aluminum shipments (kmt)	581	567	1,148	1,145

Third-party aluminum sales	$1,993	$1,955	$3,948	$3,595
Other(1)	(37)	(54)	(91)	(62)
Total segment third-party sales	$1,956	$1,901	$3,857	$3,533
Intersegment sales	5	4	9	7
Total sales	$1,961	$1,905	$3,866	$3,540
Adjusted operating costs	1,578	1,574	3,152	2,621
Other segment items	286	197	483	636
Segment Adjusted EBITDA	$97	$134	$231	$283

Average realized third-party price per metric ton of aluminum	$3,143	$3,213	$3,177	$2,743
Adjusted operating cost per metric ton of produced aluminum shipped	$2,718	$2,775	$2,746	$2,288

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

Year-to-date comparison

Production increased 5% primarily as a result of:

•
Alumar smelter and Warrick smelter restarts

Third-party sales

Sequential period comparison

Third-party sales increased $55 primarily as a result of:

•
Higher shipments primarily due to the timing of shipments
•
Favorable currency impacts
•
Higher pricing at the Brazil hydro-electric facilities

Partially offset by:

•
Lower average realized price of $70/ton driven by a lower average LME (on a 15-day lag) partially offset by higher regional premiums, particularly the Midwest premium (United States and Canada) which rose by an average of 36%

Year-to-date comparison

Third-party sales increased $324 primarily as a result of:

•
Higher average realized price of $434/ton driven by a higher average LME (on a 15-day lag) and higher regional premiums, particularly the Midwest premium (United States and Canada) which rose by an average of 105%
•
Higher pricing at the Brazil hydro-electric facilities
•
Favorable currency impacts

Partially offset by:

•
Lower shipments primarily due to the absence of volumes from a joint venture supply agreement

Segment Adjusted EBITDA

Sequential period comparison

Segment Adjusted EBITDA decreased $37 primarily as a result of:

•
Tariffs on U.S. imports of aluminum from Canada, which were subject to a 25% tariff from March 12, 2025 until increasing to 50% on June 4, 2025 under U.S. Section 232
•
Lower average realized price
•
Higher production costs primarily related to increased maintenance

Partially offset by:

•
Favorable raw material costs primarily on lower average alumina input costs
•
Lower energy costs primarily in Europe
•
Higher pricing at the Brazil hydro-electric facilities

Year-to-date comparison

Segment Adjusted EBITDA decreased $52 primarily as a result of:

•
Unfavorable raw material costs primarily on higher average alumina input costs, partially offset by lower market prices for carbon materials
•
Tariffs on U.S. imports of aluminum from Canada, which were subject to a 25% tariff from March 12, 2025 until increasing to 50% on June 4, 2025 under U.S. Section 232

Partially offset by:

•
Higher average realized price
•
Favorable currency impacts
•
Higher pricing at the Brazil hydro-electric facilities
•
Lower energy costs primarily in Europe
•
Lower production costs primarily due to efficiencies at higher production rates

The following table provides consolidated capacity and curtailed capacity (each in kmt) for each smelter owned by Alcoa Corporation:

		June 30, 2025		March 31, 2025		June 30, 2024
Facility	Country	Capacity(1)	Curtailed	Capacity(1)	Curtailed	Capacity(1)	Curtailed
Portland(2)	Australia	197	33	197	33	197	35
São Luís (Alumar)(3)	Brazil	268	25	268	27	268	75
Baie Comeau	Canada	324	—	324	—	324	—
Bécancour	Canada	350	—	350	—	350	—
Deschambault	Canada	287	—	287	—	287	—
Fjarðaál	Iceland	351	—	351	—	351	—
Lista(4)	Norway	95	15	95	31	95	31
Mosjøen	Norway	200	—	200	—	200	—
San Ciprián	Spain	228	214	228	214	228	214
Massena West	U.S.	130	—	130	—	130	—
Warrick	U.S.	215	54	215	54	215	54
		2,645	341	2,645	359	2,645	409

(1)
These figures represent Alcoa Corporation’s share of the facility Nameplate Capacity based on its ownership interest in the respective smelter.
(2)
In the fourth quarter of 2024, the Company completed the restart of 16,000 metric tons per year (mtpy) of previously curtailed capacity at the Portland smelter in Australia that began in the fourth quarter of 2023.
(3)
In 2021, the Company announced the restart of its 268,000 mtpy share of capacity at the Alumar smelter in São Luís, Brazil. Production began in the second quarter of 2022. Curtailed capacity decreased from June 30, 2024 as a result of the restart process.
(4)
In the second quarter of 2025, the Company began the restart of one potline (31,000 mtpy) at the Lista smelter in Norway that was curtailed in August 2022.

Forward Look. For the third quarter of 2025 in comparison to the second quarter of 2025, the Aluminum segment expects increased costs associated with tariffs on U.S. imports of aluminum from Canada.

Alcoa expects 2025 total Aluminum segment production to remain unchanged from its prior projection, ranging between 2.3 and 2.5 million metric tons. The Company has decreased its 2025 projection for aluminum shipments to range between 2.5 and 2.6 million metric tons, a reduction of between 0.1 and 0.2 million metric tons from the prior projection, primarily due to reduced production at the San Ciprián smelter as a result of the delayed restart.

Reconciliations of Certain Segment Information

Reconciliation of Total Segment Third-Party Sales to Consolidated Sales

	Quarter ended		Six months ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Alumina	$1,051	$1,463	$2,514	$1,971
Aluminum	1,956	1,901	3,857	3,533
Total segment third-party sales	$3,007	$3,364	$6,371	$5,504
Other	11	5	16	1
Consolidated sales	$3,018	$3,369	$6,387	$5,505

Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net Income (Loss) Attributable to Alcoa Corporation

	Quarter ended		Six months ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Total Segment Adjusted EBITDA	$236	$798	$1,034	$608
Unallocated amounts:
Transformation(1)	(21)	(12)	(33)	(30)
Intersegment eliminations	135	103	238	(37)
Corporate expenses(2)	(45)	(37)	(82)	(75)
Provision for depreciation, depletion, and amortization	(153)	(148)	(301)	(324)
Restructuring and other charges, net	(14)	(5)	(19)	(220)
Interest expense	(56)	(53)	(109)	(67)
Other income (expenses), net	112	26	138	(37)
Other(3)	(33)	(4)	(37)	(51)
Consolidated income (loss) before income taxes	161	668	829	(233)
Provision for income taxes	(10)	(120)	(130)	(43)
Net loss attributable to noncontrolling interest	13	—	13	44
Consolidated net income (loss) attributable to Alcoa Corporation	$164	$548	$712	$(232)

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

Cash from Operations

Cash provided from operations was $563 in the six-month period of 2025 compared with cash provided from operations of $64 in the same period in 2024. Notable changes to sources and (uses) of cash included:

•
$774 favorable change in net income, excluding the impacts from restructuring charges, primarily due to higher aluminum and alumina pricing, lower intersegment profit elimination, and favorable currency, partially offset by tariffs on U.S. imports of aluminum from Canada; partially offset by,
•
($74) higher income taxes paid on prior year earnings, as well as on higher current year earnings in the jurisdictions where taxes are paid.

On April 30, 2025, the ART issued its decision related to the proceedings AofA filed against the ATO in April 2022 to contest the Notices of Assessment issued by the ATO in July 2020 related to transfer pricing of certain historic third-party alumina sales. The ART decided that no additional tax is owed, consistent with Alcoa’s long-held position related to this matter.

In accordance with the ATO’s dispute resolution practices, AofA paid 50% of the assessed income tax amount exclusive of interest and any penalties, or approximately $74 (A$107), during the third quarter 2020. Interest on the unpaid tax was accrued through the decision date, which, along with the initial interest assessment, was deductible against taxable income by AofA. AofA applied this deduction beginning in the third quarter of 2020 through the decision date, resulting in reductions in cash tax payments.

The ATO did not appeal the ART’s decision, and the disputed tax claims (and additional related interest and penalties) have been withdrawn. With the withdrawal of the ATO’s claims, the prepaid tax asset and related interest of $78 (A$120) were refunded to AofA in July 2025, and accrued cash taxes of $225 (A$346) related to the interest deductions are payable by AofA by June 1, 2026. The net cash impact of both the refunded amount and the accrued cash taxes is approximately $147 (A$226) through June 2026. See description of the tax dispute in Note O to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

The Company utilizes a Receivables Purchase Agreement facility to sell up to $150 of certain receivables through an SPE to a financial institution on a revolving basis. Alcoa Corporation guarantees the performance obligations of the Company subsidiaries, and unsold customer receivables are pledged as collateral to the financial institution to secure the sold receivables. At June 30, 2025, the SPE held unsold customer receivables of $355 pledged as collateral against the sold receivables.

The Company continues to service the customer receivables that were transferred to the financial institution. As Alcoa collects customer payments, the SPE transfers additional receivables to the financial institution rather than remitting cash. In the six-month period of 2025, the Company sold gross customer receivables of $447 and reinvested collections of $447 from previously sold receivables, resulting in no net cash remittance to or proceeds from the financial institution. In the six-month period of 2024, the Company sold gross customer receivables of $600 and reinvested collections of $584 from previously sold receivables, resulting in net cash proceeds from the financial institution of $16. Cash collections from previously sold receivables yet to be reinvested of $58 were included in Accounts payable, trade on the Consolidated Balance Sheet as of June 30, 2025. Cash received from sold receivables under the agreement are presented within operating activities in the Statement of Consolidated Cash Flows. See Note I to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

During the first and second quarters of 2025, Alcoa entered into financial contracts with multiple counterparties to mitigate financial risks associated with changes in aluminum prices, natural gas prices, electricity prices, and foreign currency exchange rates. The aluminum, natural gas, and electricity financial contracts qualify for cash flow hedge accounting. The foreign exchange financial contracts do not qualify for hedge accounting treatment. These contracts are held by a separate wholly-owned subsidiary of Alcoa Corporation and are intended to limit the Company’s net cash outlays to the committed funding under the San Ciprián joint venture agreement. The associated realized gains or losses have no impact on the results of the San Ciprián operations. See Note M to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Financing Activities

Cash provided from financing activities was $10 in the six-month period of 2025 compared with $679 in the same period in 2024.

The source of cash in the six-month period of 2025 was primarily $985 net proceeds from the bond issuance (see below), $27 of contributions from IGNIS EQT (see Noncontrolling interest above), partially offset by $890 used to settle cash tender offers on existing debt (see below), $53 of dividends paid on stock, and $42 of net payments on short-term borrowings (see below).

The source of cash in the six-month period of 2024 was primarily $737 net proceeds from the debt issuance for $750 aggregate principal amount of 7.125% Senior Notes due 2031 and $33 of net contributions from Alumina Limited (see Noncontrolling interest above), partially offset by $37 of dividends paid on common stock and $25 of net payments on short-term borrowings (see below).

Short-term Borrowings

The Company entered into inventory repurchase agreements whereby the Company sold aluminum to a third party and agreed to subsequently repurchase substantially similar inventory. The Company did not record sales upon each shipment of inventory and the net cash received of $8 related to these agreements was recorded in Short-term borrowings within Other current liabilities on the Consolidated Balance Sheet as of June 30, 2025.

During the six-month period of 2025, the Company recorded borrowings of $51 and repurchased $93 of inventory related to these agreements. During the six-month period of 2024, the Company recorded borrowings of $45 and repurchased $70 of inventory related to these agreements.

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

As of June 30, 2025, the Company was in compliance with all financial covenants. The Company may access the entire amount of commitments under the Revolving Credit Facility. There were no borrowings outstanding at June 30, 2025, and no amounts were borrowed during the six-month periods of 2025 and 2024 under the Revolving Credit Facility.

Japanese Yen Revolving Credit Facility

The Company and ANHBV have a revolving credit facility available to be drawn in Japanese yen (the Japanese Yen Revolving Credit Facility). In April 2025, the Company and ANHBV entered into an amendment to the Japanese Yen Revolving Credit Facility, reducing the aggregate commitments from $250 to $200 and extending the maturity from April 2025 to April 2026. Subject to the terms and conditions under the facility, the Company or ANHBV may borrow funds.

The Japanese Revolving Credit Facility, established in April 2023 and amended in January 2024, April 2024, and April 2025, includes covenants that are substantially the same as those included in the Revolving Credit Facility. Under the terms of the January 2024 amendment, the Company agreed to provide collateral for its obligations under the Japanese Yen Revolving Credit Facility. See Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K in Note M to the Consolidated Financial Statements for the year ended December 31, 2024 for more information on the Japanese Yen Revolving Credit Facility.

As of June 30, 2025, the Company was in compliance with all financial covenants. The Company may access the entire amount of commitments under the Japanese Revolving Credit Facility. There were no borrowings outstanding at June 30, 2025. During the six-month period of 2025, no amounts were borrowed. During the six-month period of 2024, $201 (JPY 29,686) was borrowed and $196 (JPY 29,686) was repaid.

Other

In April 2025, the Company amended a $74 term loan extending maturity from May 2025 to November 2025.

Dividend

On May 9, 2025, the Board of Directors declared a quarterly cash dividend of $0.10 per share of the Company’s common stock (including common stock underlying CDIs) and Series A convertible preferred stock, to stockholders of record as of the close of business on May 20, 2025. In June 2025, the Company paid cash dividends of $27.

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

Investing Activities

Cash used for investing activities was $240 in the six-month period of 2025 compared with $281 for the same period in 2024.

In the six-month period of 2025, the use of cash was primarily attributable to $224 related to capital expenditures and $29 of cash contributions to the ELYSIS partnership, partially offset by cash received of $11 for the sale of a non-core investment.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Alcoa Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the U.S. Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, and they have concluded that these controls and procedures were effective as of June 30, 2025.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the second quarter of 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(dollars in millions, except share and per-share amounts)

Issuer Purchases of Equity Securities

The table below sets forth information regarding the repurchase of shares of our common stock during the periods indicated.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program(1)
April 1 to April 30	—	—	—	$500
May 1 to May 31	—	—	—	500
June 1 to June 30	—	—	—	500
Total	—	—	—
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

Item 5. Other Information.

Trading Arrangements

None of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended June 30, 2025.

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

Alcoa Corporation

July 31, 2025	/s/ Molly S. Beerman
Date	Molly S. Beerman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

July 31, 2025	/s/ Renee R. Henry
Date	Renee R. Henry
Senior Vice President and Controller
(Principal Accounting Officer)