Form 10-Q
period 2025-09-30
Alcoa Corp
filed 2025-10-28
CIK 1675149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission File Number: 1-37816

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of stock, as of the latest practicable date.

Title or Class	Outstanding Shares as of October 23, 2025
Common Stock, par value $0.01 per share	258,964,032
Series A Convertible Preferred Stock, par value $0.01 per share	4,041,989

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

Forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and changes in circumstances that are difficult to predict. Although Alcoa Corporation believes that the expectations reflected in any forward-looking statements are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, but are not limited to: (a) the impact of global economic conditions on the aluminum industry and aluminum end-use markets; (b) volatility and declines in aluminum and alumina demand and pricing, including global, regional, and product-specific prices, or significant changes in production costs which are linked to the London Metal Exchange (LME) or other commodities; (c) the disruption of market-driven balancing of global aluminum supply and demand by non-market forces; (d) competitive and complex conditions in global markets; (e) our ability to obtain, maintain, or renew permits or approvals necessary for our mining operations; (f) rising energy costs and interruptions or uncertainty in energy supplies; (g) unfavorable changes in the cost, quality, or availability of raw materials or other key inputs, or by disruptions in the supply chain; (h) economic, political, and social conditions, including the impact of trade policies, tariffs, and adverse industry publicity; (i) legal proceedings, investigations, or changes in foreign and/or U.S. federal, state, or local laws, regulations, or policies; (j) changes in tax laws or exposure to additional tax liabilities; (k) climate change, climate change legislation or regulations, and efforts to reduce emissions and build operational resilience to extreme weather conditions; (l) disruptions in the global economy caused by ongoing regional conflicts; (m) fluctuations in foreign currency exchange rates and interest rates, inflation and other economic factors in the countries in which we operate; (n) global competition within and beyond the aluminum industry; (o) our ability to achieve our strategies or expectations relating to environmental, social, and governance considerations; (p) claims, costs, and liabilities related to health, safety and environmental laws, regulations, and other requirements in the jurisdictions in which we operate; (q) liabilities resulting from impoundment structures, which could impact the environment or cause exposure to hazardous substances or other damage; (r) dilution of the ownership position of the Company’s stockholders, price volatility, and other impacts on the price of Alcoa common stock by the secondary listing of the Alcoa common stock on the Australian Securities Exchange; (s) our ability to obtain or maintain adequate insurance coverage; (t) our ability to execute on our strategy to reduce complexity and optimize our asset portfolio and to realize the anticipated benefits from announced plans, programs, initiatives relating to our portfolio, capital investments, and developing technologies; (u) our ability to integrate and achieve intended results from joint ventures, other strategic alliances, and strategic business transactions; (v) our ability to fund capital expenditures; (w) deterioration in our credit profile or increases in interest rates; (x) impacts on our current and future operations due to our indebtedness; (y) our ability to continue to return capital to our stockholders through the payment of cash dividends and/or the repurchase of our common stock; (z) cyber attacks, security breaches, system failures, software or application vulnerabilities, or other cyber incidents; (aa) labor market conditions, union disputes and other employee relations issues; (bb) a decline in the liability discount rate or lower-than-expected investment returns on pension assets; and (cc) the other risk factors discussed in Alcoa’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and other reports filed by Alcoa with the SEC. Alcoa cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date they are made. Alcoa disclaims any obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise, except as required by applicable law. Neither Alcoa nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	Third quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Sales (E)	$2,995	$2,904	$9,382	$8,409
Cost of goods sold (exclusive of expenses below)	2,695	2,393	7,785	7,330
Selling, general administrative, and other expenses	78	66	231	195
Research and development expenses	11	16	35	40
Provision for depreciation, depletion, and amortization	160	159	461	483
Restructuring and other charges, net (D)	885	30	904	250
Interest expense	33	44	142	111
Other (income) expenses, net (Q)	(1,034)	12	(1,172)	49
Total costs and expenses	2,828	2,720	8,386	8,458
Income (loss) before income taxes	167	184	996	(49)
(Benefit from) provision for income taxes	(51)	86	79	129
Net income (loss)	218	98	917	(178)
Less: Net (loss) income attributable to noncontrolling interest	(14)	8	(27)	(36)
NET INCOME (LOSS) ATTRIBUTABLE TO ALCOA CORPORATION	$232	$90	$944	$(142)
EARNINGS PER SHARE ATTRIBUTABLE TO ALCOA CORPORATION COMMON SHAREHOLDERS (F):
Basic	$0.88	$0.39	$3.59	$(0.72)
Diluted	$0.88	$0.38	$3.57	$(0.72)

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income (unaudited)

(in millions)

	Alcoa Corporation		Noncontrolling interest		Total
	Third quarter ended September 30,		Third quarter ended September 30,		Third quarter ended September 30,
	2025	2024	2025	2024	2025	2024
Net income (loss)	$232	$90	$(14)	$8	$218	$98
Other comprehensive (loss) income, net of tax (G):
Change in unrecognized net actuarial gain/loss and prior service cost/benefit related to pension and other postretirement benefits	7	1	—	(2)	7	(1)
Foreign currency translation adjustments	87	144	—	(35)	87	109
Net change in unrecognized gains/losses on cash flow hedges	(100)	(51)	—	1	(100)	(50)
Total Other comprehensive (loss) income, net of tax	(6)	94	—	(36)	(6)	58
Comprehensive income (loss)	$226	$184	$(14)	$(28)	$212	$156

	Alcoa Corporation		Noncontrolling interest		Total
	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024	2025	2024
Net income (loss)	$944	$(142)	$(27)	$(36)	$917	$(178)
Other comprehensive income (loss), net of tax (G):
Change in unrecognized net actuarial gain/loss and prior service cost/benefit related to pension and other postretirement benefits	23	23	—	4	23	27
Foreign currency translation adjustments	479	(38)	10	(105)	489	(143)
Net change in unrecognized gains/losses on cash flow hedges	(131)	17	—	—	(131)	17
Total Other comprehensive income (loss), net of tax	371	2	10	(101)	381	(99)
Comprehensive income (loss)	$1,315	$(140)	$(17)	$(137)	$1,298	$(277)

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents (M)	$1,485	$1,138
Receivables from customers (I)	1,045	1,096
Other receivables	149	143
Inventories (J)	2,191	1,998
Fair value of derivative instruments (M)	44	25
Prepaid expenses and other current assets	370	514
Total current assets	5,284	4,914
Properties, plants, and equipment	20,800	19,550
Less: accumulated depreciation, depletion, and amortization	14,171	13,161
Properties, plants, and equipment, net	6,629	6,389
Investments (H)	480	980
Noncurrent marketable securities (C & M)	1,467	—
Deferred income taxes	524	284
Fair value of derivative instruments (M)	47	—
Other noncurrent assets (Q)	1,538	1,497
Total assets	$15,969	$14,064
LIABILITIES
Current liabilities:
Accounts payable, trade	$1,618	$1,805
Accrued compensation and retirement costs	370	362
Taxes, including income taxes	339	102
Fair value of derivative instruments (M)	329	263
Other current liabilities	730	788
Long-term debt due within one year (K & M)	—	75
Total current liabilities	3,386	3,395
Long-term debt, less amount due within one year (K & M)	2,578	2,470
Accrued pension benefits (L)	227	256
Accrued other postretirement benefits (L)	391	412
Asset retirement obligations (O)	1,207	691
Environmental remediation (P)	205	182
Fair value of derivative instruments (M)	929	836
Noncurrent income taxes	109	9
Other noncurrent liabilities and deferred credits	506	656
Total liabilities	9,538	8,907
CONTINGENCIES AND COMMITMENTS (P)
MEZZANINE EQUITY
Noncontrolling interest (C)	86	—
EQUITY
Preferred stock	—	—
Common stock	3	3
Additional capital	11,570	11,587
Accumulated deficit	(458)	(1,323)
Accumulated other comprehensive loss (G)	(4,770)	(5,110)
Total equity	6,345	5,157
Total liabilities, mezzanine equity, and equity	$15,969	$14,064

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Nine months ended September 30,
	2025	2024
CASH FROM OPERATIONS
Net income (loss)	$917	$(178)
Adjustments to reconcile net income (loss) to cash from operations:
Depreciation, depletion, and amortization	461	483
Deferred income taxes	(205)	(8)
Equity loss, net of dividends (H)	1	2
Restructuring and other charges, net (D)	904	250
Net (gain) loss from investing activities – asset and investment sales (Q)	(785)	18
Mark-to-market gain on noncurrent marketable securities (Q)	(267)	—
Net periodic pension benefit cost (L)	14	8
Stock-based compensation	33	31
(Gain) loss on mark-to-market derivative financial contracts	(48)	16
Other	65	33
Changes in assets and liabilities, excluding effects of divestitures and foreign currency translation adjustments:
Decrease (increase) in receivables	101	(202)
(Increase) decrease in inventories	(61)	79
Decrease (increase) in prepaid expenses and other current assets	127	(12)
Decrease in accounts payable, trade	(260)	(149)
Decrease in accrued expenses	(237)	(88)
Increase in taxes, including income taxes	86	55
Pension contributions (L)	(16)	(14)
Increase in noncurrent assets	(91)	(4)
Decrease in noncurrent liabilities	(91)	(113)
CASH PROVIDED FROM OPERATIONS	648	207
FINANCING ACTIVITIES
Additions to debt (K)	1,040	989
Payments on debt (K)	(1,069)	(285)
Dividends paid on Alcoa preferred stock	(1)	—
Dividends paid on Alcoa common stock	(78)	(63)
Payments related to tax withholding on stock-based compensation awards	(5)	(15)
Financial contributions for the divestiture of businesses (C)	(6)	(19)
Contributions from noncontrolling interest (C)	27	65
Distributions to noncontrolling interest	—	(49)
Acquisition of noncontrolling interest (C)	—	(23)
Other	(3)	(5)
CASH (USED FOR) PROVIDED FROM FINANCING ACTIVITIES	(95)	595
INVESTING ACTIVITIES
Capital expenditures	(375)	(411)
Proceeds from the sale of assets	3	2
Additions to investments	(42)	(30)
Sale of investments	161	—
Other	2	5
CASH USED FOR INVESTING ACTIVITIES	(251)	(434)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	38	(5)
Net change in cash and cash equivalents and restricted cash	340	363
Cash and cash equivalents and restricted cash at beginning of year	1,234	1,047
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$1,574	$1,410

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Changes in Consolidated Mezzanine Equity and Equity (unaudited)

(in millions)

	Mezzanine equity	Alcoa Corporation shareholders
	Non- controlling interest	Preferred stock	Common stock	Additional capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Non- controlling interest	Total equity
Balance at January 1, 2024	$—	$—	$2	$9,187	$(1,293)	$(3,645)	$1,594	$5,845
Net loss	—	—	—	—	(252)	—	(55)	(307)
Other comprehensive income (loss) (G)	—	—	—	—	—	17	(53)	(36)
Stock-based compensation	—	—	—	10	—	—	—	10
Net effect of tax withholding for compensation plans and exercise of stock options	—	—	—	(15)	—	—	—	(15)
Dividends paid on Alcoa common stock ($0.10 per share)	—	—	—	—	(19)	—	—	(19)
Contributions	—	—	—	—	—	—	61	61
Distributions	—	—	—	—	—	—	(6)	(6)
Other	—	—	—	2	—	—	(1)	1
Balance at March 31, 2024	$—	$—	$2	$9,184	$(1,564)	$(3,628)	$1,540	$5,534
Net income	—	—	—	—	20	—	11	31
Other comprehensive loss (G)	—	—	—	—	—	(109)	(12)	(121)
Stock-based compensation	—	—	—	12	—	—	—	12
Dividends paid on Alcoa common stock ($0.10 per share)	—	—	—	—	(18)	—	—	(18)
Contributions	—	—	—	—	—	—	4	4
Distributions	—	—	—	—	—	—	(26)	(26)
Balance at June 30, 2024	$—	$—	$2	$9,196	$(1,562)	$(3,737)	$1,517	$5,416
Net income	—	—	—	—	90	—	8	98
Other comprehensive income (loss) (G)	—	—	—	—	—	94	(36)	58
Stock-based compensation	—	—	—	9	—	—	—	9
Dividends paid on Alcoa preferred stock ($0.10 per share)	—	—	—	—	—	—	—	—
Dividends paid on Alcoa common stock ($0.10 per share)	—	—	—	—	(26)	—	—	(26)
Distributions	—	—	—	—	—	—	(17)	(17)
Acquisition of noncontrolling interest (C)	—	—	1	2,282	—	(1,099)	(1,472)	(288)
Balance at September 30, 2024	$—	$—	$3	$11,487	$(1,498)	$(4,742)	$—	$5,250

Balance at January 1, 2025	$—	$—	$3	$11,587	$(1,323)	$(5,110)	$—	$5,157
Net income	—	—	—	—	548	—	—	548
Other comprehensive income (G)	—	—	—	—	—	206	—	206
Stock-based compensation	—	—	—	11	—	—	—	11
Net effect of tax withholding for compensation plans and exercise of stock options	—	—	—	(5)	—	—	—	(5)
Dividends paid on Alcoa preferred stock ($0.10 per share)	—	—	—	—	—	—	—	—
Dividends paid on Alcoa common stock ($0.10 per share)	—	—	—	—	(26)	—	—	(26)
Joint venture formation (C)	103	—	—	(45)	—	(31)	—	(76)
Balance at March 31, 2025	$103	$—	$3	$11,548	$(801)	$(4,935)	$—	$5,815
Net (loss) income	(13)	—	—	—	164	—	—	164
Other comprehensive income (G)	10	—	—	—	—	171	—	171
Stock-based compensation	—	—	—	12	—	—	—	12
Dividends paid on Alcoa preferred stock ($0.10 per share)	—	—	—	—	(1)	—	—	(1)
Dividends paid on Alcoa common stock ($0.10 per share)	—	—	—	—	(26)	—	—	(26)
Balance at June 30, 2025	$100	$—	$3	$11,560	$(664)	$(4,764)	$—	$6,135
Net (loss) income	(14)	—	—	—	232	—	—	232
Other comprehensive loss (G)	—	—	—	—	—	(6)	—	(6)
Stock-based compensation	—	—	—	10	—	—	—	10
Dividends paid on Alcoa preferred stock ($0.10 per share)	—	—	—	—	—	—	—	—
Dividends paid on Alcoa common stock ($0.10 per share)	—	—	—	—	(26)	—	—	(26)
Balance at September 30, 2025	$86	$—	$3	$11,570	$(458)	$(4,770)	$—	$6,345

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

C. Acquisitions and Divestitures

Saudi Arabia Joint Venture

On July 1, 2025, Alcoa completed the sale of its full ownership interest of 25.1% in the Saudi Arabia joint venture, comprised of the Ma’aden Bauxite and Alumina Company (MBAC) and the Ma’aden Aluminium Company (MAC), to Saudi Arabian Mining Company (Ma’aden) in exchange for total consideration of $1,350, comprised of 85,977,547 shares of Ma’aden (valued at $1,200 (SAR 4,501) as of closing) and $150 (SAR 562) in cash (to be used primarily for related taxes and transaction costs). The Company recorded a gain of $786, net of $18 in transaction costs, in Other (income) expenses, net on the Statement of Consolidated Operations in the third quarter and nine-month period of 2025 (see Note Q). The receipt of shares is a non-cash investing activity and cash received is presented within investing activities in the Statement of Consolidated Cash Flows.

The shares of Ma’aden are presented as Noncurrent marketable securities on the Consolidated Balance Sheet, as they are subject to transfer and sale restrictions, including a restriction requiring Alcoa to hold its Ma’aden shares for a minimum of three years, with one-third of the shares becoming transferable after each of the third, fourth, and fifth anniversaries of closing of the transaction (the holding period). During the holding period, Alcoa is permitted, under certain conditions, to hedge and borrow against its Ma’aden shares. Under certain circumstances, such minimum holding period would be reduced.

Subsequent to July 1, 2025, the fair value of the shares is based on the unadjusted quoted price on the Saudi Exchange (Tadawul) with changes in fair value recorded within Other (income) expenses, net. In the third quarter and nine-month period of 2025, the Company recorded a mark-to-market gain of $267 in Other (income) expenses, net (see Note Q) on the accompanying Statement of Consolidated Operations related to changes in fair value of the shares.

San Ciprián Joint Venture

On March 31, 2025, Alcoa and IGNIS Equity Holdings, SL (IGNIS EQT) entered into a joint venture agreement (the Agreement) whereby Alcoa owns 75% and continues as the managing operator and IGNIS EQT owns 25% of the San Ciprián operations (Spain).

Under the terms of the Agreement, Alcoa and IGNIS EQT contributed $81 (€75) and $27 (€25), respectively, to form the joint venture, and up to approximately $117 (€100) will be funded by Alcoa as needed for operations with a priority position in future cash returns. Further funding requires agreement by both partners and would be shared 75% by Alcoa and 25% by IGNIS EQT.

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

The Agreement also provides IGNIS EQT a put option whereby IGNIS EQT can require Alcoa Corporation to purchase from IGNIS EQT its 25% interest at the then fair market value upon certain change in control provisions. Alcoa classified the Noncontrolling interest within Mezzanine equity on the Consolidated Balance Sheet, as IGNIS EQT’s redemption of the put option is not solely within the Company’s control. Subsequent to formation of the joint venture on March 31, 2025, changes in the carrying value of Noncontrolling interest on the Consolidated Balance Sheet were solely comprised of the comprehensive loss attributable to IGNIS EQT’s 25% interest, as a change in control of the San Ciprián operations was not deemed probable.

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

Under the Scheme Implementation Deed entered into in March 2024, as amended in May 2024, holders of Alumina Shares received 0.02854 Alcoa CHESS Depositary Interests (CDIs) for each Alumina Share (the Agreed Ratio), except that i) holders of Alumina Shares represented by American Depositary Shares, each of which represented 4 Alumina Shares, received 0.02854 shares of Alcoa common stock and ii) a certain shareholder received, for certain of their Alumina Shares, 0.02854 shares of Alcoa non-voting convertible preferred stock. The Alcoa CDIs are quoted on the Australian Stock Exchange.

At closing, Alumina Shares outstanding of 2,760,056,014 and 141,625,403 were exchanged for 78,772,422 and 4,041,989 shares of Alcoa common stock and Alcoa preferred stock, respectively. Based on Alcoa’s closing share price as of July 31, 2024, the Agreed Ratio implied a value of A$1.45 per Alumina Share and aggregate purchase consideration of approximately $2,700 for Alumina Limited.

The transaction consisted in substance of the acquisition of Alumina Limited’s noncontrolling interest in AWAC ($1,472), the assumption of Alumina Limited’s indebtedness ($385), the recognition of deferred tax assets ($121), and the acquisition of cash ($9) and other current liabilities ($1). The transaction was accounted for as an equity transaction where net assets acquired ($1,216) and transaction costs ($32) were reflected as an increase to Additional capital. Amounts related to Accumulated other comprehensive loss previously attributable to and included within Noncontrolling interest ($1,099) were reclassified to Accumulated other comprehensive loss.

Earnings attributable to Alumina Limited’s ownership interest were recognized within Noncontrolling interest through July 31, 2024.

Warrick Rolling Mill Divestiture

In March 2021, Alcoa completed the sale of its rolling mill located at Warrick Operations (Warrick Rolling Mill) and recorded estimated liabilities for site separation commitments.

During the third quarter and nine-month period of 2025, the Company spent $1 and $6 against the reserve, respectively.

The Company recorded charges of $15 in the nine-month period of 2024 in Other (income) expenses, net on the accompanying Statement of Consolidated Operations related to these commitments. During the third quarter and the nine-month period of 2024, the Company spent $7 and $19 against the reserve, respectively.

The remaining balance of $2 at September 30, 2025 is expected to be spent in 2025. The cash spent against the reserve is included in Cash (used for) provided from financing activities on the Statement of Consolidated Cash Flows.

D. Restructuring and Other Charges, Net

In the third quarter and the nine-month period of 2025, Alcoa Corporation recorded Restructuring and other charges, net, of $885 and $904, respectively, which were primarily comprised of:

•
A charge of $856 (both periods) for the closure of the Kwinana (Australia) alumina refinery;
•
A net charge of $17 and $37, respectively, to record additional asset retirement obligation and environmental reserves at previously closed sites (see Note O and Note P);
•
A charge of $2 and $11, respectively, for certain employee obligations related to the February 2023 updated viability agreement for the San Ciprián (Spain) aluminum smelter; and,
•
A charge of $7 and net benefit of ($3), respectively, for take-or-pay contract costs at previously closed sites.

In the third quarter and the nine-month period of 2024, Alcoa Corporation recorded Restructuring and other charges, net, of $30 and $250, respectively, which were primarily comprised of:

•
A charge of $205 (nine-month period only) for the curtailment of the Kwinana alumina refinery;
•
A charge of $4 and $16, respectively, for take-or-pay contract costs at a previously closed site;
•
A net charge of $14 and $15, respectively, to record additional environmental and asset retirement obligation reserves at previously closed sites (see Note P); and,
•
A charge of $12 (both periods) for contract termination costs at a previously closed site.

In September 2025, Alcoa announced the permanent closure of the Kwinana alumina refinery, which had been fully curtailed since June 2024. The Company recorded charges of $856 in Restructuring and other charges, net on the Statement of Consolidated Operations, including $430 to establish reserves for asset retirement obligations (see Note O) and environmental remediation (see Note P), $265 to impair fixed assets, $75 to write-off the remaining net book value of other assets (see Note Q), and $86 to accrue for other costs. Additionally, a charge of $39 was recorded in Cost of goods sold on the Statement of Consolidated Operations to write down remaining inventories to net realizable value. Cash outlays related to the permanent closure of the site are expected to approximate $600 over the next six years (which includes existing reserves for asset retirement obligations, other costs, environmental remediation, and employee related liabilities), with approximately $75 to be spent in the fourth quarter of 2025.

The Kwinana refinery had approximately 220 employees at the time of closure; this number will be reduced during 2026 as the closure progresses. Certain employees will remain beyond 2026 to prepare the site for future redevelopment. Associated severance costs were previously recorded in the first quarter of 2024.

In June 2024, Alcoa completed the full curtailment of the Kwinana refinery, as planned, which was announced in January 2024. In the first quarter of 2024, the Company recorded charges of $197 in Restructuring and other charges, net on the Statement of Consolidated Operations comprised of other costs of $136 for water management costs ($123) and take-or-pay contracts ($13), severance and employee termination costs of $41, asset retirement obligations of $15, and asset impairments of $5. The Company recorded net charges of $8 and $82 in Restructuring and other charges, net on the Statement of Consolidated Operations in the second quarter and fourth quarter of 2024, respectively, comprised of others costs of $96, partially offset by an adjustment to decrease the asset retirement obligation by $6. Payments related to other costs were $46 and $132 in the third quarter and nine-month period of 2025, respectively.

Alcoa Corporation does not include Restructuring and other charges, net in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

	Third quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Alumina	$847	$—	$847	$205
Aluminum	2	—	11	—
Segment total	849	—	858	205
Corporate	36	30	46	45
Total Restructuring and other charges, net	$885	$30	$904	$250

Activity and reserve balances for restructuring charges were as follows:

	Severance and employee termination costs	Other costs	Total
Balance at December 31, 2023	$6	$57	$63
Restructuring and other charges, net	44	264	308
Cash payments	(38)	(145)	(183)
Reversals and other	1	(8)	(7)
Balance at December 31, 2024	13	168	181
Restructuring and other charges, net	2	94	96
Cash payments	(2)	(157)	(159)
Reversals and other	—	8	8
Balance at September 30, 2025	$13	$113	$126

The activity and reserve balances include only Restructuring and other charges, net that impacted the reserves for Severance and employee termination costs and Other costs. Restructuring and other charges, net that affected other liability accounts such as Accrued pension benefits (see Note L), Asset retirement obligations (see Note O), and Environmental remediation (see Note P) are excluded from the above activity and balances. Reversals and other includes reversals of previously recorded liabilities and foreign currency translation impacts.

The noncurrent portion of the reserve was $30 and $8 at September 30, 2025 and December 31, 2024, respectively.

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

The operating results, capital expenditures, and assets of Alcoa Corporation’s reportable segments were as follows (differences between segment totals and consolidated amounts are in Corporate):

	Alumina	Aluminum	Total
Third quarter ended September 30, 2025
Sales:
Third-party sales	$954	$2,040	$2,994
Intersegment sales	474	5	479
Total sales	$1,428	$2,045	$3,473
Adjusted operating costs(1)	779	1,406	2,185
Other segment items(2)	582	332	914
Segment Adjusted EBITDA	$67	$307	$374
Supplemental information:
Depreciation, depletion, and amortization	$88	$67	$155
Equity income	—	—	—
Capital expenditures	75	67	142
Third quarter ended September 30, 2024
Sales:
Third-party sales	$1,096	$1,802	$2,898
Intersegment sales	565	5	570
Total sales	$1,661	$1,807	$3,468
Adjusted operating costs(1)	734	1,353	2,087
Other segment items(2)	560	274	834
Segment Adjusted EBITDA	$367	$180	$547
Supplemental information:
Depreciation, depletion, and amortization	$85	$68	$153
Equity income (loss)	6	(11)	(5)
Capital expenditures	100	42	142

	Alumina	Aluminum	Total
Nine months ended September 30, 2025
Sales:
Third-party sales	$3,468	$5,897	$9,365
Intersegment sales	1,653	14	1,667
Total sales	$5,121	$5,911	$11,032
Adjusted operating costs(1)	2,272	4,558	6,830
Other segment items(2)	1,979	815	2,794
Segment Adjusted EBITDA	$870	$538	$1,408
Supplemental information:
Depreciation, depletion, and amortization	$244	$200	$444
Equity income (loss)	6	(3)	3
Capital expenditures	201	158	359
Nine months ended September 30, 2024
Sales:
Third-party sales	$3,067	$5,335	$8,402
Intersegment sales	1,417	12	1,429
Total sales	$4,484	$5,347	$9,831
Adjusted operating costs(1)	2,344	3,974	6,318
Other segment items(2)	1,448	910	2,358
Segment Adjusted EBITDA	$692	$463	$1,155
Supplemental information:
Depreciation, depletion, and amortization	$262	$204	$466
Equity (loss) income	(3)	12	9
Capital expenditures	266	132	398
(1)
Adjusted operating costs include all production related costs for alumina or aluminum produced and shipped: raw materials consumed; conversion costs, such as labor, materials, and utilities; and plant administrative expenses.
(2)
Other segment items include costs associated with trading activity, the Alumina segment’s purchase of bauxite from offtake or other supply agreements, the Alumina segment’s commercial shipping services, and the Aluminum segment’s energy assets; other direct and non-production related charges including tariff costs; Selling, general administrative, and other expenses; and Research and development expenses.

	Alumina	Aluminum	Total
September 30, 2025
Assets:
Equity investments	$240	$236	$476
Segment assets	5,728	6,090	11,818
December 31, 2024
Assets:
Equity investments	$420	$546	$966
Segment assets	6,138	6,129	12,267

The following table reconciles Total Segment Adjusted EBITDA to Consolidated net income (loss) attributable to Alcoa Corporation:

	Third quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Total Segment Adjusted EBITDA	$374	$547	$1,408	$1,155
Unallocated amounts:
Transformation(1)	(20)	(14)	(53)	(44)
Intersegment eliminations	(39)	(38)	199	(75)
Corporate expenses(2)	(42)	(39)	(124)	(114)
Provision for depreciation, depletion, and amortization	(160)	(159)	(461)	(483)
Restructuring and other charges, net (D)	(885)	(30)	(904)	(250)
Interest expense	(33)	(44)	(142)	(111)
Other income (expenses), net (Q)	1,034	(12)	1,172	(49)
Other(3)	(62)	(27)	(99)	(78)
Consolidated income (loss) before income taxes	167	184	996	(49)
Benefit from (provision for) income taxes	51	(86)	(79)	(129)
Net loss (income) attributable to noncontrolling interest	14	(8)	27	36
Consolidated net income (loss) attributable to Alcoa Corporation	$232	$90	$944	$(142)

(1)
Transformation includes, among other items, the Adjusted EBITDA of previously closed operations.
(2)
Corporate expenses are composed of general administrative and other expenses of operating the corporate headquarters and other global administrative facilities, as well as research and development expenses of the corporate technical center.
(3)
Other includes certain items that are not included in the Adjusted EBITDA of the reportable segments.

The following table details Alcoa Corporation’s Sales by product division:

	Third quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Aluminum	$2,068	$1,836	$6,016	$5,431
Alumina	829	996	2,870	2,790
Bauxite	112	92	557	249
Energy	57	37	128	99
Other(1)	(71)	(57)	(189)	(160)
	$2,995	$2,904	$9,382	$8,409

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

In the third quarter and the nine-month period of 2025, dividends paid on preferred stock were $1 (nine-month period only) and undistributed earnings of $3 and $13, respectively, were allocated to preferred stock under the two-class method.

In the third quarter and nine-month period of 2024, undistributed earnings of $1 (both periods) were allocated to preferred stock under the two-class method.

The share information used to compute basic and diluted EPS attributable to Alcoa Corporation common shareholders was as follows (shares in millions):

	Third quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Average shares outstanding – basic	259	232	259	197
Effect of dilutive securities:
Stock options	—	—	—	—
Stock units	2	2	1	—
Average shares outstanding – diluted	261	234	260	197

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

G. Accumulated Other Comprehensive (Loss) Income

The following table details the activity of the three components that comprise Accumulated other comprehensive (loss) income for Alcoa Corporation’s shareholders and Noncontrolling interest:

	Alcoa Corporation		Noncontrolling interest
	Third quarter ended September 30,		Third quarter ended September 30,
	2025	2024	2025	2024
Pension and other postretirement benefits (L)
Balance at beginning of period	$5	$22	$—	$(9)
Other comprehensive income (loss):
Unrecognized net actuarial gain/loss and prior service cost/benefit	1	(5)	—	(2)
Tax benefit(2)	1	1	—	—
Total Other comprehensive income (loss) before reclassifications, net of tax	2	(4)	—	(2)
Amortization of net actuarial gain/loss and prior service cost/benefit(1)	5	5	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	5	5	—	—
Total Other comprehensive income (loss)	7	1	—	(2)
Acquisition of noncontrolling interest (C)	—	(11)	—	11
Balance at end of period	$12	$12	$—	$—

Foreign currency translation
Balance at beginning of period	$(3,833)	$(2,775)	$10	$(1,053)
Other comprehensive income (loss)	87	144	—	(35)
Acquisition of noncontrolling interest (C)	—	(1,088)	—	1,088
Balance at end of period	$(3,746)	$(3,719)	$10	$—

Cash flow hedges (M)
Balance at beginning of period	$(936)	$(984)	$—	$(1)
Other comprehensive (loss) income:
Net change from periodic revaluations	(207)	(143)	—	—
Tax benefit(2)	34	33	—	—
Total Other comprehensive loss before reclassifications, net of tax	(173)	(110)	—	—
Net amount reclassified to earnings:
Aluminum contracts(3)	86	73	—	—
Financial contracts(4)	4	—	—	—
Interest rate contracts(5)	—	—	—	1
Foreign exchange contracts(6)	—	1	—	—
Sub-total	90	74	—	1
Tax expense(2)	(17)	(15)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	73	59	—	1
Total Other comprehensive (loss) income	(100)	(51)	—	1
Balance at end of period	$(1,036)	$(1,035)	$—	$—

Total Accumulated other comprehensive (loss) income	$(4,770)	$(4,742)	$10	$—

	Alcoa Corporation		Noncontrolling interest
	Nine months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Pension and other postretirement benefits (L)
Balance at beginning of period	$(11)	$—	$—	$(15)
Other comprehensive income:
Unrecognized net actuarial gain/loss and prior service cost/benefit	1	9	—	5
Tax benefit (expense)(2)	3	(2)	—	(2)
Total Other comprehensive income before reclassifications, net of tax	4	7	—	3
Amortization of net actuarial gain/loss and prior service cost/benefit(1)	19	16	—	1
Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	19	16	—	1
Total Other comprehensive income	23	23	—	4
Acquisition of noncontrolling interest (C)	—	(11)	—	11
Balance at end of period	$12	$12	$—	$—

Foreign currency translation
Balance at beginning of period	$(4,194)	$(2,593)	$—	$(983)
Other comprehensive income (loss)	479	(38)	10	(105)
Acquisition of noncontrolling interest (C)	—	(1,088)	—	1,088
Joint venture formation (C)	(31)	—	—	—
Balance at end of period	$(3,746)	$(3,719)	$10	$—

Cash flow hedges (M)
Balance at beginning of period	$(905)	$(1,052)	$—	$—
Other comprehensive (loss) income:
Net change from periodic revaluations	(420)	(179)	—	—
Tax benefit(2)	75	33	—	—
Total Other comprehensive loss before reclassifications, net of tax	(345)	(146)	—	—
Net amount reclassified to earnings:
Aluminum contracts(3)	257	205	—	—
Financial contracts(4)	6	—	—	—
Interest rate contracts(5)	—	(1)	—	—
Foreign exchange contracts(6)	2	(3)	—	—
Sub-total	265	201	—	—
Tax expense(2)	(51)	(38)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	214	163	—	—
Total Other comprehensive (loss) income	(131)	17	—	—
Balance at end of period	$(1,036)	$(1,035)	$—	$—

Total Accumulated other comprehensive (loss) income	$(4,770)	$(4,742)	$10	$—

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
(6)
For the third quarter and nine-month period of 2025, these amounts were reported in Sales (both periods) on the accompanying Statement of Consolidated Operations. For the third quarter and nine-month period of 2024, $2 and $(2) were reported in Sales, respectively, and $(1) was reported in Cost of goods sold (both periods) on the accompanying Statement of Consolidated Operations.
(7)
A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings.

H. Investments – A summary of unaudited financial information for Alcoa Corporation’s equity investments is as follows (amounts represent 100% of investee financial information):

Third quarter ended September 30, 2025	Saudi Arabia(1) Joint Venture	Mining	Energy	Other
Sales	$—	$154	$63	$107
Cost of goods sold	—	116	33	96
Net income (loss)	—	8	28	(22)
Equity in net income (loss) of affiliated companies, before reconciling adjustments	—	4	10	(10)
Other	—	—	(1)	1
Alcoa Corporation’s equity in net income (loss) of affiliated companies	—	4	9	(9)

Third quarter ended September 30, 2024
Sales	$838	$146	$61	$116
Cost of goods sold	696	113	27	104
Net (loss) income	(5)	7	28	(19)
Equity in net (loss) income of affiliated companies, before reconciling adjustments	(2)	3	12	(9)
Other	(4)	—	—	1
Alcoa Corporation’s equity in net (loss) income of affiliated companies	(6)	3	12	(8)

Nine months ended September 30, 2025
Sales	$1,780	$514	$181	$329
Cost of goods sold	1,462	329	82	297
Net income (loss)	5	52	86	(57)
Equity in net income (loss) of affiliated companies, before reconciling adjustments	1	24	33	(27)
Other	—	(3)	1	(4)
Alcoa Corporation’s equity in net income (loss) of affiliated companies	1	21	34	(31)

Nine months ended September 30, 2024
Sales	$2,353	$419	$183	$345
Cost of goods sold	1,908	320	77	313
Net income (loss)	89	16	88	(55)
Equity in net income (loss) of affiliated companies, before reconciling adjustments	22	7	35	(26)
Other	(16)	—	(1)	8
Alcoa Corporation’s equity in net income (loss) of affiliated companies	6	7	34	(18)
(1)
These amounts do not include the financial information of the Saudi Arabia joint venture after July 1, 2025, due to the sale of Alcoa’s ownership interest (see Note C).

The Company’s basis in the ELYSISTM Limited Partnership (ELYSIS) as of September 30, 2025 and 2024, included in Other in the table above, has been reduced to zero for its share of losses incurred to date. As a result, the Company has $63 in unrecognized losses as of September 30, 2025 that will be recognized upon additional contributions into the partnership.

On July 1, 2025, Alcoa completed the sale of its full ownership interest of 25.1% in the Saudi Arabia joint venture, comprised of MBAC and MAC, to Ma’aden in exchange for issuance by Ma’aden of 85,977,547 shares and $150 (SAR 562) in cash (see Note C).

During the second quarter of 2025, Alcoa sold a non-core investment for total cash consideration of $13, resulting in a gain of $3 within Other (income) expenses, net. Cash received of $11 is presented within investing activities in the Statement of Consolidated Cash Flows. The remaining $2 is expected to be received in May 2026 and was included in Other receivables on the Consolidated Balance Sheet at September 30, 2025.

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

Alcoa Corporation guarantees the performance obligations of the Company subsidiaries, and unsold customer receivables are pledged as collateral to the financial institution to secure the sold receivables. The SPE held unsold customer receivables of $441 and $247 pledged as collateral against the sold receivables as of September 30, 2025 and December 31, 2024, respectively.

The Company continues to service the customer receivables that were transferred to the financial institution. As Alcoa collects customer payments, the SPE transfers additional receivables to the financial institution rather than remitting cash.

In the third quarter and nine-month period of 2025, the Company sold gross customer receivables of $238 and $685, respectively, and reinvested collections of $238 and $685, respectively, from previously sold receivables. As a result, there was no net cash remittance to or proceeds from the financial institution (both periods).

In the third quarter of 2024, the Company sold gross customer receivables of $286 and reinvested collections of $286 from previously sold receivables, resulting in no net cash remittance to or proceeds from the financial institution. In the nine-month period of 2024, the Company sold gross customer receivables of $886 and reinvested collections of $870 from previously sold receivables, resulting in net cash proceeds from the financial institution of $16.

Cash collections from previously sold receivables yet to be reinvested of $58 and $50 were included in Accounts payable, trade on the Consolidated Balance Sheet as of September 30, 2025 and December 31, 2024, respectively. Cash received from sold receivables under the agreement are presented within operating activities in the Statement of Consolidated Cash Flows.

J. Inventories

	September 30, 2025	December 31, 2024
Finished goods	$457	$406
Work-in-process	286	251
Bauxite and alumina	590	551
Purchased raw materials	600	546
Operating supplies	258	244
	$2,191	$1,998

K. Debt

Short-term Borrowings

Inventory Repurchase Agreements

The Company entered into inventory repurchase agreements whereby the Company sold aluminum to a third party and agreed to subsequently repurchase substantially similar inventory. The Company did not record sales upon each shipment of inventory and the net cash received of $3 and $50 related to these agreements was recorded in Short-term borrowings within Other current liabilities on the Consolidated Balance Sheet as of September 30, 2025 and December 31, 2024, respectively. The associated inventory sold was reflected in Prepaid expenses and other current assets on the accompanying Consolidated Balance Sheet.

During the third quarter and nine-month period of 2025, the Company recorded borrowings of $51 (nine-month period only), and repurchased $5 and $98, respectively, of inventory related to these agreements. During the third quarter and nine-month period of 2024, the Company recorded borrowings of $45 (nine-month period only), and repurchased $19 and $89, respectively, of inventory related to these agreements.

The cash received and subsequently paid under the inventory repurchase agreements is included in Cash (used for) provided from financing activities on the Statement of Consolidated Cash Flows.

144A Debt

2030 and 2032 Notes

In March 2025, Alumina Pty Ltd, a wholly-owned subsidiary of Alcoa Corporation, completed Rule 144A (U.S. Securities Act of 1933, as amended) debt issuances of $500 aggregate principal amount of 6.125% Senior Notes due 2030 (the 2030 Notes) and $500 aggregate principal amount of 6.375% Senior Notes due 2032 (the 2032 Notes, and, collectively with the 2030 Notes, the Notes). The net proceeds of these issuances were $985, reflecting a discount to the initial purchasers of the Notes as well as issuance costs. The Company utilized certain proceeds of these transactions to fund contributions to Alcoa Nederland Holding B.V. (ANHBV), a wholly-owned subsidiary of Alcoa Corporation and the issuer of the outstanding $750 aggregate principal amount of 5.500% Notes due 2027 (the Existing 2027 Notes) and $500 aggregate principal amount of 6.125% Notes due 2028 (the Existing 2028 Notes). These contributions were funded through a series of intercompany transactions, including the repayment of intercompany indebtedness and the issuance of intercompany dividends. ANHBV used such funds, along with cash on hand, to fund the purchase price pursuant to the cash tender offers announced and settled in March 2025, including premiums and transaction costs (see Tender Offers). The net proceeds also supported Alcoa’s general corporate purposes.

The discount to the initial purchasers of the Notes, as well as costs to complete the financing, were deferred and are being amortized to interest expense over the term of the Notes. Interest on the Notes is paid semi-annually in March and September, and interest payments commenced on September 15, 2025. The indentures contain customary affirmative and negative covenants that are similar to those included in the indenture that governs ANHBV’s 7.125% Senior Notes due 2031 issued in March 2024, such as limitations on liens, limitations on sale and leaseback transactions, and the calculation of certain financial ratios.

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

Tender Offers

In March 2025, ANHBV announced and settled cash tender offers which resulted in the tender and acceptance of $609 of the $750 aggregate principal amount of Existing 2027 Notes and $281 of the $500 aggregate principal amount of Existing 2028 Notes for purchase. The issuance of the 2030 Notes and 2032 Notes and the cash tender of the Existing 2027 Notes and Existing 2028 Notes were determined to be issuances of new debt and extinguishments of existing debt. As a result, the Company incurred $12 of debt settlement expenses in the first quarter of 2025 in Interest expense, which was comprised of the settlement premiums, transaction costs, and the write-off of unamortized discounts and deferred financing costs. The cash flows related to the transaction were included in Cash (used for) provided from financing activities on the Statement of Consolidated Cash Flows.

Credit Facilities

Revolving Credit Facility

The Company and ANHBV, a wholly-owned subsidiary of Alcoa Corporation and the borrower, have a $1,250 revolving credit and letter of credit facility in place for working capital and/or other general corporate purposes (the Revolving Credit Facility). The Revolving Credit Facility, established in September 2016, most recently amended and restated in June 2022 and amended in August 2025, is scheduled to mature in June 2027. Subject to the terms and conditions under the Revolving Credit Facility, the Company or ANHBV may borrow funds or issue letters of credit. Under the terms of the January 2024 amendment (Amendment No. 1), the Company agreed to provide collateral for its obligations under the Revolving Credit Facility. In August 2025, Alcoa Corporation, ANHBV, and certain subsidiaries of the Company entered into Amendment No. 2 to the Revolving Credit Facility to allow for certain changes in the Company’s legal structure and update certain exceptions to collateral requirements. See Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K in Note M to the Consolidated Financial Statements for the year ended December 31, 2024 for more information on the Revolving Credit Facility.

As of September 30, 2025, the Company was in compliance with all financial covenants. The Company may access the entire amount of commitments under the Revolving Credit Facility. There were no borrowings outstanding at September 30, 2025 and December 31, 2024, and no amounts were borrowed during the third quarter and nine-month periods of 2025 and 2024 under the Revolving Credit Facility.

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

As of September 30, 2025, the Company was in compliance with all financial covenants. The Company may access the entire amount of commitments under the Japanese Revolving Credit Facility. There were no borrowings outstanding at September 30, 2025 and December 31, 2024. During the third quarter and nine-month period of 2025, no amounts were borrowed. During the third quarter of 2024, no amounts were borrowed. During the nine-month period of 2024, $201 (JPY 29,686) was borrowed and $196 (JPY 29,686) was repaid.

Other

In April 2025, the Company amended a $74 term loan extending maturity from May 2025 to November 2025. In September 2025, the Company fully repaid $74 drawn under the term loan and cancelled the agreement.

L. Pension and Other Postretirement Benefits

The components of net periodic benefit cost were as follows:

	Third quarter ended September 30,		Nine months ended September 30,
Pension benefits	2025	2024	2025	2024
Service cost	$1	$3	$4	$8
Interest cost(1)	25	27	75	81
Expected return on plan assets(1)	(30)	(34)	(92)	(104)
Recognized net actuarial loss(1)	9	7	27	23
Curtailments(2)	—	—	—	1
Settlements(2)	(1)	—	(1)	(1)
Net periodic benefit cost	$4	$3	$13	$8

	Third quarter ended September 30,		Nine months ended September 30,
Other postretirement benefits	2025	2024	2025	2024
Service cost	$—	$1	$1	$2
Interest cost(1)	6	6	17	18
Recognized net actuarial loss(1)	1	1	3	4
Amortization of prior service benefit(1)	(4)	(3)	(10)	(10)
Net periodic benefit cost	$3	$5	$11	$14
(1)
These amounts were reported in Other (income) expenses, net on the accompanying Statement of Consolidated Operations (see Note Q).
(2)
These amounts were reported in Restructuring and other charges, net on the accompanying Statement of Consolidated Operations and Cash Flows.

Plan Actions. In 2025, management initiated the following action to a certain pension plan:

Action #1 – In the third quarter of 2025, settlement accounting and a related plan remeasurement was triggered within Alcoa’s Australian pension plan as a result of lump sum payments to participants. Alcoa recorded a $2 decrease to Other noncurrent assets and recognized a settlement gain of $1 ($0 after-tax) in Restructuring and other charges, net on the accompanying Statement of Consolidated Operations.

Action #	Number of affected plan participants	Weighted average discount rate as of prior plan remeasurement date	Plan remeasurement date	Weighted average discount rate as of plan remeasurement date	Decrease to other noncurrent assets	Settlement gain(1)
1	~25	4.87%	September 30, 2025	4.49%	$(2)	$(1)
(1)
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

In the first, second, and third quarters of 2025, management made such elections related to the Company’s U.S. plans and intends to do so for the remainder of 2025. As a result, Alcoa’s minimum required contribution to defined benefit pension plans in 2025 is estimated to be approximately $20, of which $2 was contributed to non-U.S. plans during the third quarter of 2025. In the nine-month period of 2025, $16 was contributed to non-U.S. plans.

In the third quarter and nine-month period of 2024, $4 and $14, respectively, were contributed to non-U.S. plans.

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

During the first and second quarters of 2025, Alcoa entered into financial contracts with multiple counterparties to mitigate financial risks associated with changes in aluminum prices, natural gas prices, electricity prices, and foreign currency exchange rates. The aluminum, natural gas, and electricity financial contracts qualify for cash flow hedge accounting. The foreign exchange financial contracts do not qualify for hedge accounting treatment. These contracts are held by a separate wholly-owned subsidiary of Alcoa Corporation and are intended to limit the Company’s net cash outlays to the committed funding under the San Ciprián joint venture agreement. The associated realized gains or losses have no impact on the results of the San Ciprián operations. Due to the widespread power outage across Spain that occurred on April 28, 2025, it became probable that certain of the original forecasted electricity purchases would not occur in 2025. As a result, Alcoa dedesignated certain electricity financial contracts and recognized a gain of $3 in Cost of goods sold in the nine-month period of 2025.

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

Alcoa Corporation’s aluminum, foreign exchange, natural gas, and electricity contracts are predominantly classified as Level 1 or Level 2 under the fair value hierarchy. The Level 1 and 2 contracts are predominantly designated as either fair value or cash flow hedging instruments. Alcoa Corporation also has several derivative instruments classified as Level 3 under the fair value hierarchy, which are either designated as cash flow hedges or undesignated. Alcoa included the changes in its equity method investee’s Level 2 derivatives in Accumulated other comprehensive loss through June 30, 2024, when the underlying contracts expired.

The following tables present the detail for Level 1, 2, and 3 derivatives (see additional Level 3 information in further tables below):

	September 30, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
Level 1 and 2 derivative instruments	$13	$92	$1	$20
Level 1 derivative instruments (undesignated)	61	1	—	—
Level 3 derivative instruments	17	1,165	24	1,079
Total	$91	$1,258	$25	$1,099
Less: Current	44	329	25	263
Noncurrent	$47	$929	$—	$836

	2025		2024
Third quarter ended September 30,	Unrealized loss recognized in Other comprehensive income (loss)	Realized loss reclassified from Accumulated other comprehensive loss to earnings	Unrealized gain (loss) recognized in Other comprehensive income (loss)	Realized loss reclassified from Accumulated other comprehensive loss to earnings
Level 1 and 2 derivative instruments	$(53)	$(4)	$6	$(1)
Level 3 derivative instruments	(154)	(86)	(149)	(73)
Total	$(207)	$(90)	$(143)	$(74)

For the third quarter of 2025, the realized loss of $4 on Level 1 and 2 cash flow hedges was recognized in Cost of goods sold. For the third quarter of 2024, the realized loss of $1 on Level 1 and 2 cash flow hedges was recognized in Sales.

	2025		2024
Nine months ended September 30,	Unrealized loss recognized in Other comprehensive income (loss)	Realized loss reclassified from Accumulated other comprehensive loss to earnings	Unrealized loss recognized in Other comprehensive income (loss)	Realized gain (loss) reclassified from Accumulated other comprehensive loss to earnings
Level 1 and 2 derivative instruments	$(75)	$(8)	$(5)	$3
Level 3 derivative instruments	(345)	(257)	(174)	(205)
Noncontrolling and equity interest (Level 2)	—	—	—	1
Total	$(420)	$(265)	$(179)	$(201)

For the nine-month period of 2025, the realized loss of $8 on Level 1 and 2 cash flow hedges was comprised of a $2 loss recognized in Sales and a $6 loss recognized in Cost of goods sold. For the nine-month period of 2024, the realized gain of $3 on Level 1 and 2 cash flow hedges was recognized in Sales.

The following table presents the outstanding quantities of derivative instruments classified as Level 1 or Level 2:

	Classification	September 30, 2025	September 30, 2024
Aluminum (in kmt)	Commodity buy forwards	125	84
Aluminum (in kmt)	Commodity sell forwards	552	67
Foreign currency (in millions of euro)	Foreign exchange buy forwards	294	165
Foreign currency (in millions of euro)	Foreign exchange sell forwards	8	14
Foreign currency (in millions of euro) (undesignated)	Foreign exchange buy forwards	797	—
Foreign currency (in millions of euro) (undesignated)	Foreign exchange sell forwards	19	—
Foreign currency (in millions of Norwegian krone)	Foreign exchange buy forwards	—	66
Foreign currency (in millions of Brazilian real)	Foreign exchange buy forwards	85	246
Foreign currency (in millions of Australian dollar)	Foreign exchange buy forwards	802	45
Foreign currency (in millions of Canadian dollar)	Foreign exchange buy forwards	—	12
Foreign currency (in millions of Saudi riyal) (undesignated)	Foreign exchange swap	300	—
Natural gas (in millions of megawatt hours)	Commodity buy forwards	5	—
Electricity (in millions of megawatt hours)	Commodity buy forwards	6	—

Alcoa Corporation routinely uses Level 1 aluminum derivative instruments to manage exposures to changes in the fair value of firm commitments for the purchases or sales of aluminum. Additionally, Alcoa uses aluminum derivative instruments to manage LME exposures related to profitability improvement actions (expires December 2025) and the San Ciprián smelter (see above) (expires December 2027).

Alcoa Corporation uses Level 1 foreign exchange forward and swap contracts to mitigate the risk of foreign exchange exposure related to euro power purchases in Norway (expires December 2028), euro expenses (primarily energy and labor) (expires December 2027), U.S. dollar alumina and aluminum sales in Brazil (expires October 2026), U.S. dollar alumina sales in Australia (expires December 2032), and Saudi riyal expenses (expires November 2025). Additionally, Alcoa used Level 1 foreign exchange forward contracts to mitigate the risk of foreign exchange exposure related to U.S. dollar aluminum sales in Norway (expired June 2025) and Canadian dollar expenses in Canada (expired March 2025).

Alcoa Corporation uses Level 1 natural gas and electricity forward contracts to mitigate the risk of price fluctuations on associated purchases in Spain (expires December 2027).

Additional Level 3 Disclosures

The following table presents quantitative information related to the significant unobservable inputs described above for Level 3 derivative instruments (megawatt hours in MWh; megawatts in MW):

	September 30, 2025	Unobservable Input	Unobservable Input Range
Asset Derivatives
Financial contract (undesignated)	$3	Interrelationship of forward energy price, LME forward price and the Consumer Price Index	Electricity (per MWh)	2025: $36.60 2025: $50.49
			LME (per mt)	2025: $2,683
				2025: $2,691
Financial contract (undesignated)(1)	14	Interrelationship of forward energy price and the contract price	Electricity (per MWh)	2025: $8.63 2028: $42.67
		MW of renewable energy produced (per month)	Electricity	2025: 74 MW 2028: 84 MW
Power contract	—	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2025: $2,683 2025: $2,681
			Midwest premium (per pound)	2025: $0.7800 2025: $0.7800
			Electricity	Rate of 2 million MWh per year
Total Asset Derivatives	$17
Liability Derivatives
Power contract	$123	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2025: $2,683 2027: $2,756
			Electricity	Rate of 4 million MWh per year
Power contracts	1,042	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2025: $2,683 2029: $2,829 2036: $3,019
			Midwest premium (per pound)	2025: $0.7800 2029: $0.7800 2036: $0.7800
			Electricity	Rate of 18 million MWh per year
Power contract (undesignated)	—	Estimated spread between the 30-year debt yield of Alcoa and the counterparty	Credit spread	0.24%: 30-year debt yield spread 5.85%: Alcoa (estimated) 5.61%: counterparty
Total Liability Derivatives	$1,165
(1)
Increases in the power market or in renewable energy production would result in a higher fair value measurement of the derivative asset or a lower fair value measurement of the derivative liability.

The fair values of Level 3 derivative instruments recorded in the accompanying Consolidated Balance Sheet were as follows:

Asset Derivatives	September 30, 2025	December 31, 2024
Derivatives not designated as hedging instruments:
Current—financial contract	$9	$24
Noncurrent—financial contract	8	—
Total derivatives not designated as hedging instruments	$17	$24
Total Asset Derivatives	$17	$24
Liability Derivatives
Derivatives designated as hedging instruments:
Current—power contracts	$285	$251
Noncurrent—power contracts	880	826
Total derivatives designated as hedging instruments	$1,165	$1,077
Derivatives not designated as hedging instruments:
Current—embedded credit derivative	$—	$1
Noncurrent—embedded credit derivative	—	1
Total derivatives not designated as hedging instruments	$—	$2
Total Liability Derivatives	$1,165	$1,079

Assuming market rates remain constant with the rates at September 30, 2025, a realized loss of $285 related to power contracts is expected to be recognized in Sales over the next 12 months.

At September 30, 2025 and December 31, 2024, the power contracts with embedded derivatives designated as cash flow hedges include hedges of forecasted aluminum sales of 1,062 kmt and 1,230 kmt, respectively.

The following tables present the reconciliation of activity for Level 3 derivative instruments:

Assets
Third quarter ended September 30, 2025	Financial contracts
July 1, 2025	$40
Total gains or losses included in:
Other income, net (unrealized/realized)	(8)
Settlements and other	(15)
September 30, 2025	$17
Change in unrealized gains or losses included in earnings for derivative instruments held at September 30, 2025:
Other income, net	$(8)

	Liabilities
Third quarter ended September 30, 2025	Power contracts	Embedded credit derivative
July 1, 2025	$1,097	$—
Total gains or losses included in:
Sales (realized)	(86)	—
Other comprehensive loss (unrealized)	154	—
September 30, 2025	$1,165	$—
Change in unrealized gains or losses included in earnings for derivative instruments held at September 30, 2025:
Other income, net	$—	$—

Assets
Nine months ended September 30, 2025	Financial contracts
January 1, 2025	$24
Total gains or losses included in:
Other income, net (unrealized/realized)	34
Settlements and other	(41)
September 30, 2025	$17
Change in unrealized gains or losses included in earnings for derivative instruments held at September 30, 2025:
Other income, net	$34

	Liabilities
Nine months ended September 30, 2025	Power contracts	Embedded credit derivative
January 1, 2025	$1,077	$2
Total gains or losses included in:
Sales (realized)	(257)	—
Other income, net (unrealized/realized)	—	(2)
Other comprehensive loss (unrealized)	345	—
September 30, 2025	$1,165	$—
Change in unrealized gains or losses included in earnings for derivative instruments held at September 30, 2025:
Other income, net	$—	$(2)

There were no purchases, sales, or settlements of Level 3 derivative instruments in the periods presented.

Other Financial Instruments

The carrying values and fair values of Alcoa Corporation’s other financial instruments were as follows:

	September 30, 2025		December 31, 2024
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$1,485	$1,485	$1,138	$1,138
Restricted cash	89	89	96	96
Noncurrent marketable securities	1,467	1,467	—	—
Short-term borrowings	3	3	50	50
Long-term debt due within one year	—	—	75	75
Long-term debt, less amount due within one year	2,578	2,661	2,470	2,499

The following methods were used to estimate the fair values of other financial instruments:

Cash and cash equivalents and Restricted cash. The carrying amounts approximate fair value because of the short maturity of the instruments. The fair value amounts for Cash and cash equivalents and Restricted cash were classified in Level 1 of the fair value hierarchy.

Noncurrent marketable securities. Noncurrent marketable securities represent shares of Ma’aden acquired by Alcoa in July 2025 (see Note C). The fair value of the shares is based on the unadjusted quoted price on the Saudi Exchange (Tadawul). The fair value amounts for Noncurrent marketable securities were classified in Level 1 of the fair value hierarchy.

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

N. Income Taxes – Alcoa Corporation’s estimated annualized effective tax rate (AETR) for 2025 as of September 30, 2025 differs from the U.S. federal statutory rate of 21% primarily due to losses in foreign jurisdictions with higher statutory tax rates as well as income in certain jurisdictions with full valuation allowances resulting in no incremental tax expense.

	Nine months ended September 30,
	2025	2024
Income (loss) before income taxes	$996	$(49)
Estimated annualized effective tax rate	8.0%	133.4%
Income tax expense (benefit)	$80	$(65)
(Favorable) unfavorable tax impact related to losses in jurisdictions with no tax benefit	(1)	197
Discrete tax benefit	—	(3)
Provision for income taxes	$79	$129

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

On October 24, 2024, the U.S. Treasury finalized the Proposed Regulations under Section 45X with important modifications including the ability to include the cost of certain direct and indirect materials in the cost base of the credit. The Proposed Regulation on the definition of aluminum was not finalized; however, management believes that commercial grade aluminum continues to qualify for the Section 45X credit. In the Preamble to the Final Regulations, the U.S. Treasury indicated it will finalize the definition at a later date. The One Big Beautiful Bill Act (OBBBA), enacted on July 4, 2025, set a progressive phase-out of Section 45X credits beginning in 2031 and fully eliminates these credits beginning in 2034. Previously under the IRA, there was no phase out for critical materials, including aluminum. No other provisions of the OBBBA had a material impact to the Company’s financial position or results of operations in the third quarter and nine-month period of 2025.

In the third quarter and nine-month period of 2025, the Company recorded benefits related to the Section 45X credits of $13 and $44 in Cost of goods sold, respectively, for its Massena West smelter (New York) and its Warrick smelter (Indiana). In the third quarter and nine-month period of 2024, the Company recorded benefits of $11 and $30 in Cost of goods sold, respectively, related to its Massena West smelter and its Warrick smelter. As of September 30, 2025, benefits of $36 were included in Other receivables and $115 were included in Other noncurrent assets on the Consolidated Balance Sheet. As of December 31, 2024, benefits of $36 were included in Other receivables and $71 were included in Other noncurrent assets on the Consolidated Balance Sheet.

ANHBV has a full valuation allowance recorded against deferred tax assets, which was established in 2016, as the Company believes it is more likely than not that these tax benefits will not be realized. The majority of ANHBV’s net deferred tax assets relate to prior net operating losses and interest expense; the loss carryforwards are not subject to an expiration period. If ANHBV continues to demonstrate sustained profitability, management may conclude that ANHBV’s deferred tax assets related to loss carryforwards may be realized, resulting in a future reversal of the related valuation allowance, generating a non-cash benefit in the period recorded. ANHBV’s net deferred tax assets related to loss carryforwards, excluding the valuation allowance, were $107 as of September 30, 2025.

Alcoa World Alumina Brasil Ltda. (AWAB) has a full valuation allowance recorded against deferred tax assets, which was established in 2023, as the Company believes it is more likely than not that these tax benefits will not be realized. The majority of AWAB’s net deferred tax assets relate to prior net operating losses; the loss carryforwards are not subject to an expiration period. If AWAB continues to demonstrate sustained profitability, management may conclude that AWAB’s deferred tax assets may be realized, resulting in a future reversal of the valuation allowance, generating a non-cash benefit in the period recorded. AWAB’s net deferred tax assets, excluding the valuation allowance, were $128 as of September 30, 2025.

O. Asset Retirement Obligations

During the third quarter and nine-month period of 2025, the Company incurred liabilities which were primarily comprised of:

•
$405 (both periods) related to the closure of bauxite residue areas, including water management, and demolition due to the closure of the Kwinana refinery;
•
$78 (both periods) related to higher estimated mine reclamation costs and new mining areas opened during the year primarily in Australia;
•
$63 (both periods) related to a change in closure estimates for operating bauxite residue areas primarily at the Australia refineries;
•
$51 (both periods) related to a change in closure estimates for non-operating bauxite residue areas at operating sites primarily at the Poços de Caldas refinery in Brazil;
•
$20 (nine-month period only) related to a change in estimate for demolition costs at two previously closed sites;
•
$3 and $10, respectively, related to spent pot lining transportation and disposal; and,
•
$6 (both periods) related to a change in closure estimates for non-operating bauxite residue areas, including water treatment, at a previously closed site.

The liabilities incurred related to the closure of the Kwinana refinery and costs at previously closed sites were recorded with a corresponding charge to Restructuring and other charges, net (see Note D) on the accompanying Statement of Consolidated Operations. The liabilities incurred related to non-operating bauxite residue areas at operating sites primarily at the Poços de Caldas refinery and $2 (both periods) related to higher estimated mine reclamations costs were recorded with a corresponding charge to Cost of goods sold on the accompanying Statement of Consolidated Operations. The remaining liabilities were recorded with corresponding capitalized asset retirement costs.

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

Alcoa Corporation’s environmental remediation reserve balance reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. The following table details the changes in the carrying value of recorded environmental remediation reserves:

Balance at December 31, 2023	$268
Liabilities incurred	25
Cash payments	(49)
Reversals of previously recorded liabilities	(12)
Foreign currency translation and other	(12)
Balance at December 31, 2024	220
Liabilities incurred	54
Cash payments	(18)
Reversals of previously recorded liabilities	(3)
Foreign currency translation and other	2
Balance at September 30, 2025	$255

At September 30, 2025 and December 31, 2024, the current portion of the environmental remediation reserve balance was $50 and $38, respectively.

During the third quarter and nine-month period of 2025, the Company incurred liabilities of $41 and $54, respectively, and recorded a reversal of $3. The impacts to the accompanying Statement of Consolidated Operations were:

•
$25 (both periods) related to subsurface remediation, investigation of potential site contamination, transportation of refinery waste, and ground water monitoring due to the closure of the Kwinana refinery which was recorded in Restructuring and other charges, net;
•
$14 (both periods) for increases in estimated scope and costs associated with ongoing remediation work at previously closed sites which was recorded in Restructuring and other charges, net;
•
$1 and $9, respectively, related to investigation of potential contamination at various sites in Australia which was recorded in Cost of goods sold;
•
$1 and $6, respectively, for increases in estimated scope and costs associated with ongoing remediation work at various other sites which was recorded in Cost of goods sold; and,
•
($3) (both periods) due to the determination that certain site remediation at a previously closed site was no longer required which was recorded in Restructuring and other charges, net.

During the third quarter and nine-month period of 2024, the Company incurred liabilities of $12 and $13, respectively, and recorded a reversal of $11. The impacts to the accompanying Statement of Consolidated Operations were:

•
$8 (both periods) for increases in estimated scope and costs associated with ongoing remediation work at various sites which was recorded in Cost of goods sold;
•
$4 and $5, respectively, for increases in estimated costs associated with ongoing remediation work at previous closed sites which was recorded in Restructuring and other charges, net; and,
•
($11) (both periods) due to the determination that certain site remediation at a previously closed site was no longer required which was recorded in Restructuring and other charges, net.

Payments related to remediation expenses applied against the reserve were $5 and $18 in the third quarter and nine-month period of 2025, respectively. Payments related to remediation expenses applied against the reserve were $14 and $30 in the third quarter and nine-month period of 2024, respectively. Cash payments include mandated expenditures as well as those not required by any regulatory authority or third party.

The estimated timing of cash outflows from the environmental remediation reserve at September 30, 2025 was as follows:

2025 (excluding the nine months ended September 30, 2025)	$9
2026 – 2030	172
Thereafter	74
Total	$255

Reserve balances at September 30, 2025 and December 31, 2024, associated with significant sites with active remediation underway or for future remediation were $189 and $154, respectively. In management’s judgment, the Company’s reserves are sufficient to satisfy the provisions of the respective action plans. Upon changes in facts or circumstances, a change to the reserve may be required. The Company’s significant sites include:

Kwinana, Australia—The reserve associated with the 2025 closure of the Kwinana refinery is for subsurface remediation, investigation of potential site contamination, transportation of refinery waste, and ground water monitoring. Remediation work is expected to begin in 2026. The final remediation plan is currently being developed, which may result in a change to the existing reserve.

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

Ferndale, Washington—The reserve associated with the 2023 closure of the Intalco aluminum smelter in Ferndale, Washington is for subsurface remediation and five years of post-closure maintenance and monitoring. The final remediation plan is under review.

Other Sites—The Company is in the process of decommissioning various other plants and remediating sites in several countries for potential redevelopment or to return the land to a natural state. In aggregate, there are remediation projects at 30 other sites that are planned or underway. These activities will be completed at various times in the future over the next two to four years, after which ongoing monitoring and other activities may be required. At September 30, 2025 and December 31, 2024, the reserve balance associated with these activities was $66 (both periods).

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

In February 2022, the RFB notified AWAB that it had inspected the value added tax credits claimed for 2012 and disallowed $4 (R$19). In its decision, the RFB allowed credits of $14 (R$65) that were similar to those previously disallowed for 2009 through 2011. In July 2022, the RFB notified AWAB that it had inspected the value added tax credits claimed for 2013 and disallowed $13 (R$66). In its decision, the RFB allowed credits of $10 (R$53) that were similar to those previously disallowed for 2009 through 2011. In September 2024, the RFB notified AWAB that it had further inspected the value added tax credits claimed for 2013 and issued a first administrative decision allowing additional credits of $1 (R$5) that were similar to those previously disallowed for 2009 through 2011. AWAB received the 2012 allowed credits with interest of $9 (R$44) in March 2022, the 2013 allowed credits with interest of $6 (R$31) in August 2022, and the additional 2013 allowed credits with interest of $1 (R$6) in December 2024. The decisions on the 2012 and 2013 credits provide positive evidence to support management’s opinion that there is no basis for these credits to be disallowed. AWAB will continue to dispute the credits that were disallowed for 2012 and 2013. If AWAB is successful in this administrative process, the RFB would have no further recourse. If unsuccessful in this process, AWAB has the option to litigate at a judicial level. Separately from AWAB’s administrative appeal, in June 2015, a new tax law was enacted repealing the provisions in the tax code that were the basis for the RFB assessing a 50% penalty in this matter. As such, the estimated range of reasonably possible loss for these matters is $0 to $56 (R$300). It is management’s opinion that the allegations have no basis; however, at this time, the Company is unable to reasonably predict an outcome for this matter.

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

The Notices asserted claims for income tax payable by AofA of approximately $152 (A$214) and claims for compounded interest on the tax amount totaling approximately $502 (A$707). In addition to the Notices, the ATO issued a position paper in September 2020 with its preliminary view on the imposition of administrative penalties related to the tax assessment which proposed penalties of approximately $91 (A$128).

In accordance with the ATO’s dispute resolution practices, AofA paid 50% of the assessed income tax amount exclusive of interest and any penalties, or $74 (A$107), during the third quarter 2020. The prepaid tax asset of $66 (A$107) was included within Other noncurrent assets at December 31, 2024.

Interest on the unpaid tax was accrued through the decision date, which, along with the initial interest assessment, was deductible against taxable income by AofA. AofA applied this deduction beginning in the third quarter of 2020 through the decision date, resulting in reductions in cash tax payments. The accrued tax liability of $225 (A$346) was reclassified to Taxes, including income taxes in June 2025 as these amounts are due by June 1, 2026 and will be paid in accordance with the payment schedule applicable to Alcoa’s Australian tax group. The accrued tax liability of $206 (A$332) was included within Other noncurrent liabilities and deferred credits at December 31, 2024.

The ATO did not appeal the ART’s decision, and the disputed tax claims (and additional related interest and penalties) have been withdrawn. With the withdrawal of the ATO’s claims, the prepaid tax asset of $69 (A$107) and related interest of $9 (A$13) were refunded to AofA in July 2025, and accrued cash taxes of $225 (A$346) related to the interest deductions were reclassified to Taxes, including income taxes in June 2025 as these amounts are payable by AofA by June 1, 2026. The net cash impact of both the refunded amount and the accrued cash taxes is approximately $149 (A$226).

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

Q. Other Financial Information

Other (Income) Expenses, Net

	Third quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Equity loss	$13	$19	$41	$24
Foreign currency (gains) losses, net	(6)	(6)	(20)	75
Net (gain) loss from asset sales	(1)	1	4	18
Gain from sale of investments	(786)	—	(789)	—
Mark-to-market gain on noncurrent marketable securities	(267)	—	(267)	—
Net loss (gain) on mark-to-market derivative instruments	21	10	(96)	(39)
Non-service costs – pension and other postretirement benefits	7	4	20	12
Other, net	(15)	(16)	(65)	(41)
	$(1,034)	$12	$(1,172)	$49

In the third quarter and nine-month period of 2025, Other, net was primarily comprised of interest income on interest bearing accounts (both periods) and the deposit related to the Australia tax matter (nine-month period only) (see Note P).

In the third quarter and nine-month period of 2024, Other, net was primarily comprised of interest income on interest bearing accounts.

Other Noncurrent Assets

	September 30, 2025	December 31, 2024
Value added tax credits	$257	$213
Prepaid gas transmission contract	229	278
Deferred mining costs, net	227	184
Gas supply prepayment	213	225
Goodwill	145	142
Prepaid pension benefit	139	128
IRA Section 45X credit	115	71
Noncurrent restricted cash	68	53
Intangibles, net	34	36
Noncurrent prepaid tax asset	—	66
Other	111	101
	$1,538	$1,497

Prepaid gas transmission contract—In September 2025, a portion of the Prepaid gas transmission contract was written off with a charge of $74 to Restructuring and other charges, net (see Note D) due to the closure of the Kwinana refinery.

Goodwill—Goodwill is reviewed for impairment annually during the fourth quarter using a discounted cash flow (DCF) model to estimate the fair value of the Alumina reporting unit. Changes in the estimates and assumptions utilized in the goodwill impairment analysis could result in a future impairment which could have a material impact on the Company’s consolidated financial position and results of operations.

Cash and Cash Equivalents and Restricted Cash

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$1,485	$1,138
Current restricted cash	21	43
Noncurrent restricted cash	68	53
	$1,574	$1,234

Restricted cash primarily relates to commitments included in the viability agreement reached with the workers’ representatives of the San Ciprián smelter in December 2021, and subsequently updated in February 2023. In the first quarter of 2025, $11 was released from restricted cash related to smelter restart and capital expenditures. At September 30, 2025, the Company had restricted cash of $75 available for capital improvements at the site and smelter restart costs.

R. Supplier Finance Programs

The Company has various supplier finance programs with third-party financial institutions that are made available to suppliers to facilitate payment term negotiations. Under the terms of these agreements, participating suppliers receive payment in advance of the payment date from third-party financial institutions for qualifying invoices. Alcoa’s obligations to its suppliers, including amounts due and payment terms, are not impacted by its suppliers’ participation in these programs. The Company does not pledge any assets as security or provide any guarantees beyond payment of outstanding invoices at maturity under these arrangements. The Company does not pay fees to the financial institutions under these arrangements. At September 30, 2025 and December 31, 2024, qualifying supplier invoices outstanding under these programs were $125 and $94, respectively, and have payment terms ranging from 50 to 110 days. These obligations are included in Accounts payable, trade on the accompanying Consolidated Balance Sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per-share amounts, average realized prices, and average cost amounts; metric tons in thousands (kmt); dry metric tons in millions (mdmt))

Business Update

During the third quarter of 2025, Alcoa continued to deliver on operational stability and the optimization of its portfolio, which included closing the sale of the Company’s full ownership interest in the joint venture with Saudi Arabian Mining Company (Ma’aden) and announcing the permanent closure of the Kwinana alumina refinery in Australia.

Both segments increased production during the third quarter of 2025. Additionally, the Baie-Comeau (Canada), Deschambault (Canada), Mosjøen (Norway), Portland (Australia), and Warrick (Indiana) smelters each set year-to-date aluminum production records.

U.S. Section 232 Tariffs

On March 12, 2025, the United States government imposed a 25% tariff on certain aluminum imports from Canada under Section 232 of the Trade Expansion Act of 1962 (Section 232) which increased to a 50% tariff on June 4, 2025. Prior to March 12, 2025, the Section 232 tariff was 10%, and Canadian metal imported into the U.S. was exempted.

During the third quarter of 2025, the Midwest premium earned on the Company’s U.S. aluminum production more than offset the net unfavorable impact of the Midwest premium and tariff costs on imports of aluminum from its Canadian smelters to U.S. customers. At recent Midwest premium pricing, tariff costs on U.S. imports of aluminum from Canada are fully covered by the Midwest premium.

Alcoa also continued engagement with trade policy makers related to the impacts of tariffs during the third quarter of 2025.

Kwinana Refinery

In September 2025, Alcoa announced the permanent closure of the Kwinana alumina refinery, which had been fully curtailed since June 2024. Prior to the curtailment, the refinery had been operating at approximately 80 percent of its annual nameplate capacity of 2.2 million metric tons. The Company’s decision to permanently close the refinery was made based on a variety of factors, including the refinery’s age, scale and operating costs, market conditions, and bauxite grade challenges. Demolition and remediation activities are expected to begin in 2026 and continue over the next six years.

Saudi Arabia Joint Venture

On July 1, 2025, Alcoa completed the sale of its full ownership interest of 25.1% in the Saudi Arabia joint venture, comprised of the Ma’aden Bauxite and Alumina Company (MBAC) and the Ma’aden Aluminium Company (MAC), to Ma’aden in exchange for total consideration of $1,350, comprised of 85,977,547 shares of Ma’aden (valued at $1,200 (SAR 4,501) as of closing) and $150 (SAR 562) in cash (to be used primarily for related taxes and transaction costs). The Company recorded a gain of $786, net of $18 in transaction costs, in Other (income) expenses, net on the Statement of Consolidated Operations in the third quarter and nine-month period of 2025.

Subsequent to July 1, 2025, the fair value of the shares is based on the unadjusted quoted price on the Saudi Exchange (Tadawul). In the third quarter and nine-month period of 2025, the Company recorded a mark-to-market gain of $267 in Other (income) expenses, net on the accompanying Statement of Consolidated Operations related to changes in fair value of the shares.

Australia Mine Plan Approvals

During September and October 2025, the Western Australian Environmental Protection Authority (WA EPA) provided comments received during the 12-week public comment period for the Company’s mining activities in Australia, which include the plan for the next major mine regions (Myara North and Holyoake) and the rolling five-year mine plan (2023-2027) referred to the WA EPA in 2023 by a third party.

The Company is conducting a comprehensive review of the comments received and plans to submit responses to the WA EPA during the fourth quarter of 2025. Following the Company’s response to any clarifications requested by the WA EPA, the Company expects that the WA EPA will publish its assessment and recommendations by June 2026. An appeals process of the assessment and recommendations will follow ahead of Ministerial decisions which are expected by the end of 2026.

Ministerial decisions were previously expected during the first quarter of 2026 per the indicative timeline the WA EPA set in the third quarter of 2024. From both the Company’s and the WA EPA’s perspective, the indicative timeline has been reconsidered due to the complexities related to advancing both assessments, the extensive documentation provided by the Company and independent experts, and the work required to respond to the submissions received during the WA EPA’s public comment period. The Company is committed to continuing to work collaboratively with the WA EPA and other stakeholders to achieve Ministerial decisions in 2026.

The Company has multiple contingency plans and anticipates mining in new major mine regions will commence no earlier than 2029. Until then, the Company expects bauxite quality will remain similar to recent grades.

San Ciprián Operations

Following the formation of the joint venture with IGNIS Equity Holdings, SL (IGNIS EQT) on March 31, 2025 (described below), Alcoa resumed the restart of the San Ciprián smelter that had been operating approximately 6 percent of total pots since March 2024. The restart was paused in April 2025 following a widespread power outage across Spain and resumed in July 2025. The smelter was operating at approximately 29% of its total annual capacity of 228 kmt as of September 30, 2025, and the Company expects that the restart will be completed by mid-2026.

On March 31, 2025, Alcoa and IGNIS EQT entered into a joint venture agreement (the Agreement) whereby Alcoa owns 75% and continues as the managing operator and IGNIS EQT owns 25% of the San Ciprián operations. Under the terms of the Agreement, Alcoa and IGNIS EQT contributed $81 (€75) and $27 (€25), respectively, to form the joint venture, and up to approximately $117 (€100) will be funded by Alcoa as needed for operations with a priority position in future cash returns. Further funding requires agreement by both partners and would be shared 75% by Alcoa and 25% by IGNIS EQT.

The transaction was accounted for as an equity transaction where IGNIS EQT’s noncontrolling interest was reflected as a decrease to Additional capital on the accompanying Consolidated Balance Sheet. The Agreement also provides IGNIS EQT a put option whereby IGNIS EQT can require Alcoa Corporation to purchase from IGNIS EQT its 25% interest at the then fair market value upon certain change in control provisions. Alcoa classified the Noncontrolling interest within Mezzanine equity on the Consolidated Balance Sheet, as IGNIS EQT’s redemption of the put option is not solely within the Company’s control. Net loss attributable to noncontrolling interest was $27 in the nine-month period of 2025.

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

In accordance with the ATO’s dispute resolution practices, AofA paid 50% of the assessed income tax amount exclusive of interest and any penalties, or $74 (A$107), during the third quarter 2020. Interest on the unpaid tax was accrued through the decision date, which, along with the initial interest assessment, was deductible against taxable income by AofA. AofA applied this deduction beginning in the third quarter of 2020 through the decision date, resulting in reductions in cash tax payments.

The ATO did not appeal the ART’s decision, and the disputed tax claims (and additional related interest and penalties) have been withdrawn. With the withdrawal of the ATO’s claims, the prepaid tax asset and related interest of $78 (A$120) were refunded to AofA in July 2025, and accrued cash taxes of $225 (A$346) related to the interest deductions were reclassified to Taxes, including income taxes in June 2025 as these amounts are payable by AofA by June 1, 2026. The net cash impact of both the refunded amount and the accrued cash taxes is approximately $149 (A$226).

Debt Repositioning

In March 2025, Alumina Pty Ltd, a wholly-owned subsidiary of Alcoa Corporation, completed Rule 144A (U.S. Securities Act of 1933, as amended) debt issuances of $500 aggregate principal amount of 6.125% Senior Notes due 2030 (the 2030 Notes) and $500 aggregate principal amount of 6.375% Senior Notes due 2032 (the 2032 Notes, and, collectively with the 2030 Notes, the Notes). The net proceeds of these issuances were $985, reflecting a discount to the initial purchasers of the Notes as well as issuance costs. The Company utilized certain proceeds of these transactions to fund contributions to Alcoa Nederland Holding B.V. (ANHBV), a wholly-owned subsidiary of Alcoa Corporation and the issuer of the outstanding $750 aggregate principal amount of 5.500% Notes due 2027 (the Existing 2027 Notes) and $500 aggregate principal amount of 6.125% Notes due 2028 (the Existing 2028 Notes). These contributions were funded through a series of intercompany transactions, including the repayment of intercompany indebtedness and the issuance of intercompany dividends. ANHBV used such funds, along with cash on hand, to fund the purchase price pursuant to the cash tender offers announced and settled in March 2025, including premiums and transaction costs. The net proceeds also supported Alcoa’s general corporate purposes.

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

Other Matters

Goodwill is reviewed for impairment annually during the fourth quarter using a discounted cash flow (DCF) model to estimate the fair value of the Alumina reporting unit. Changes in the estimates and assumptions utilized in the goodwill impairment analysis could result in a future impairment which could have a material impact on the Company’s consolidated financial position and results of operations. As of September 30, 2025, goodwill of $145 was included in Other noncurrent assets on the Consolidated Balance Sheet.

In April 2025, the Company amended a $74 term loan extending maturity from May 2025 to November 2025. In September 2025, the Company fully repaid $74 drawn under the term loan and cancelled the agreement.

The Company is actively engaged in negotiations related to the collective bargaining agreement with the Australian Workers Union (AWU) representing approximately 400 hourly employees at the Portland, Australia smelter that expired on June 30, 2025. A formal vote on the latest offer proposed by the Company is expected by the end of October 2025.

In September 2025, a new four-year collective bargaining agreement was ratified with the Starfsgreinafélag Islands (AFL) and the Rafiðnaðarsamband Íslands (RSÍ) representing approximately 400 hourly employees at the Fjarðaál, Iceland smelter.

The Company is actively engaged in negotiations related to the three collective bargaining agreements with le Syndicat des Métallos (FTQ) representing approximately 1,000 hourly employees at the Bécancour smelter in Québec, Canada that expired on July 19, 2025.

See the below sections for additional details on the above-described actions.

Results of Operations

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the quarterly and year-to-date periods outlined in the table below.

Selected Financial Data:

	Quarter ended		Nine months ended
	Sequential		Year-to-date
Statement of Operations	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Sales	$2,995	$3,018	$9,382	$8,409
Cost of goods sold (exclusive of expenses below)	2,695	2,652	7,785	7,330
Selling, general administrative, and other expenses	78	82	231	195
Research and development expenses	11	12	35	40
Provision for depreciation, depletion, and amortization	160	153	461	483
Restructuring and other charges, net	885	14	904	250
Interest expense	33	56	142	111
Other (income) expenses, net	(1,034)	(112)	(1,172)	49
Total costs and expenses	2,828	2,857	8,386	8,458
Income (loss) before income taxes	167	161	996	(49)
(Benefit from) provision for income taxes	(51)	10	79	129
Net income (loss)	218	151	917	(178)
Less: Net loss attributable to noncontrolling interest	(14)	(13)	(27)	(36)
Net income (loss) attributable to Alcoa Corporation	$232	$164	$944	$(142)

	Quarter ended		Nine months ended
Selected Financial Metrics	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Diluted income (loss) per share attributable to Alcoa Corporation common shareholders	$0.88	$0.62	$3.57	$(0.72)
Third-party shipments of alumina (kmt)	2,205	2,195	6,505	6,716
Third-party shipments of aluminum (kmt)	612	634	1,855	1,949
Average realized price per metric ton of alumina	$377	$378	$442	$416
Average realized price per metric ton of aluminum	$3,374	$3,143	$3,242	$2,787
Average Alumina Price Index (API)(1)	$367	$377	$452	$415
Average London Metal Exchange (LME) 15-day lag(2)	$2,598	$2,458	$2,555	$2,353

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

Overview

Sequential period comparison

Net income (loss) attributable to Alcoa Corporation was $232 in the third quarter of 2025 compared with $164 in the second quarter of 2025. The favorable change of $68 is primarily a result of:

•
Gain on sale of interest in the Saudi Arabia joint venture
•
Favorable mark-to-market change on the Ma’aden shares
•
Higher aluminum prices
•
Lower taxes
•
Lower production costs across both segments

Partially offset by:

•
Higher restructuring charges
•
Unfavorable mark-to-market results on derivative instruments
•
Tariffs on U.S. imports of aluminum from Canada
•
Charges related to increasing asset retirement obligations
•
Lower alumina prices
•
Write down of inventories associated with the closure of the Kwinana refinery
•
Unfavorable currency impacts

Year-to-date comparison

Net income (loss) attributable to Alcoa Corporation was $944 in the nine-month period of 2025 compared with $(142) in the nine-month period of 2024. The favorable change of $1,086 is primarily a result of:

•
Gain on sale of interest in the Saudi Arabia joint venture
•
Higher aluminum and alumina prices
•
Favorable mark-to-market results on the Ma’aden shares
•
Favorable currency impacts
•
Higher volumes and price from bauxite offtake and supply agreements
•
Favorable mark-to-market results on derivative instruments
•
Lower taxes

Partially offset by:

•
Higher restructuring charges
•
Tariffs on U.S. imports of aluminum from Canada

Sales

Sequential period comparison

Sales decreased $23 primarily as a result of:

•
Lower volumes and price from bauxite offtake and supply agreements
•
Lower shipments of aluminum
•
Unfavorable currency impacts

Partially offset by:

•
Higher average realized price of aluminum

Year-to-date comparison

Sales increased $973 primarily as a result of:

•
Higher average realized price of aluminum and alumina
•
Higher volumes and price from bauxite offtake and supply agreements

Partially offset by:

•
Lower shipments of aluminum and alumina

Cost of goods sold

Sequential period comparison

Cost of goods sold as a percentage of sales increased 2% primarily as a result of:

•
Tariffs on U.S. imports of aluminum from Canada
•
Charges related to increasing asset retirement obligations
•
Unfavorable currency impacts
•
Write down of inventories associated with the closure of the Kwinana refinery

Partially offset by:

•
Higher average realized price of aluminum
•
Lower production costs across both segments

Year-to-date comparison

Cost of goods sold as a percentage of sales decreased 4% primarily as a result of:

•
Higher aluminum and alumina prices
•
Higher volumes and price from bauxite offtake and supply agreements
•
Favorable currency impacts

Partially offset by:

•
Tariffs on U.S. imports of aluminum from Canada
•
Charges related to increasing asset retirement obligations

Selling, general administrative, and other expenses

Sequential period comparison

Selling, general administrative, and other expenses decreased $4 primarily as a result of:

•
Lower labor costs

Year-to-date comparison

Selling, general administrative, and other expenses increased $36 primarily as a result of:

•
Higher labor costs
•
Increased fees for professional services
•
Increased information technology services

Provision for depreciation, depletion, and amortization

Sequential period comparison

The Provision for depreciation, depletion, and amortization increased $7 primarily as a result of:

•
Write offs of assets for projects no longer being pursued
•
Unfavorable currency impacts

Year-to-date comparison

The Provision for depreciation, depletion, and amortization decreased $22 primarily as a result of:

•
Favorable currency impacts
•
Lower depreciation in Brazil for mine reclamation and bauxite residue storage asset retirement obligations
•
Lower depreciation expense related to a group of assets reaching the end of their depreciable lives

Partially offset by:

•
Write offs of assets for projects no longer being pursued

Interest expense

Sequential period comparison

Interest expense decreased $23 primarily as a result of:

•
Absence of interest on unfavorable value added tax assessments in Brazil
•
Reversal of interest accrual on value added tax assessments in Brazil due to favorable Supreme Court ruling in the third quarter of 2025

Year-to-date comparison

Interest expense increased $31 primarily as a result of:

•
Interest on $500 6.125% Senior Notes and $500 6.375% Senior Notes issued in March 2025
•
Interest on $750 7.125% Senior Notes issued in March 2024
•
Interest on unfavorable value added tax assessments in Brazil

Partially offset by:

•
Absence of interest partially offset by debt settlement expenses for the Existing 2027 Notes and Existing 2028 Notes extinguished in March 2025
•
Absence of interest on the Alumina Limited Facility that was assumed on August 1, 2024, until Alcoa repaid outstanding amounts under the Alumina Limited Facility on November 29, 2024

Other (income) expenses, net

Sequential period comparison

Other (income) expenses, net was ($1,034) in the third quarter of 2025 compared with ($112) in the second quarter of 2025. The favorable change of $922 was primarily a result of:

•
Gain on sale of interest in the Saudi Arabia joint venture
•
Favorable mark-to-market change on the Ma’aden shares subsequent to July 1, 2025
•
Favorable currency revaluation impacts primarily due to absence of losses recognized in the second quarter of 2025 due to the U.S. dollar weakening against the euro and the Australian dollar and gains in the current quarter due to the U.S. dollar weakening against the Brazilian real, partially offset by absence of gains recognized in second quarter of 2025 due to the U.S. dollar weakening against the Brazilian real
•
Absence of equity losses from MBAC due to the sale of interest in the Saudi Arabia joint venture

Partially offset by:

•
Unfavorable mark-to-market results on derivative instruments primarily due to changes in the euro foreign exchange rate and lower power prices in the current quarter
•
Absence of interest income on the refund owed to Alcoa from the ATO
•
Absence of equity income from MAC due to the sale of interest in the Saudi Arabia joint venture

Year-to-date comparison

Other (income) expenses, net was ($1,172) in the nine-month period of 2025 compared with $49 in the nine-month period of 2024. The favorable change of $1,221 was primarily a result of:

•
Gain on sale of interest in the Saudi Arabia joint venture
•
Favorable mark-to-market change on Ma’aden shares subsequent to July 1, 2025
•
Favorable currency revaluation impacts primarily due to the absence of losses recognized in the prior year due to the U.S. dollar strengthening against the Brazilian real and gains in the current year due to the U.S. dollar weakening against the Brazilian real and Canadian dollar, partially offset by losses in the current year due to the U.S. dollar weakening against the euro
•
Favorable mark-to-market results on derivative instruments primarily due to changes in the euro foreign exchange rate, partially offset by lower power prices in the current year
•
Absence of costs related to site separation commitments associated with the Warrick Rolling Mill sale
•
Equity income from MBAC through July 1, 2025 and the absence of equity losses from MBAC recognized in the prior year
•
Interest income on the refund owed to Alcoa from the ATO

Partially offset by:

•
Absence of equity income from MAC recognized in the prior year and equity losses from MAC through July 1, 2025
•
Higher ELYSIS capital contributions, increasing loss recognition

Restructuring and other charges, net

Sequential period comparison

In the third quarter of 2025, Restructuring and other charges, net of $885 primarily related to:

•
$856 for the permanent closure of the previously curtailed Kwinana alumina refinery
•
$17 to record net additional asset retirement obligation and environmental reserves at previously closed sites
•
$7 charge for take-or-pay contract costs at previously closed sites
•
$2 for certain employee obligations related to the February 2023 updated viability agreement for the San Ciprián aluminum smelter

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
$6 for certain employee obligations related to the February 2023 updated viability agreement for the San Ciprián aluminum smelter

Partially offset by:

•
($12) net benefit for take-or-pay contract costs at previously closed sites

Year-to-date comparison

In the nine-month period of 2025, Restructuring and other charges, net of $904 primarily related to:

•
$856 for the permanent closure of the previously curtailed Kwinana alumina refinery
•
$37 to record net additional asset retirement obligation and environmental reserves at previously closed sites
•
$11 for certain employee obligations related to the February 2023 updated viability agreement for the San Ciprián aluminum smelter

Partially offset by:

•
($3) net benefit for take-or-pay contract costs at previously closed sites

In the nine-month period of 2024, Restructuring and other charges, net of $250 primarily related to:

•
$205 for the curtailment of the Kwinana alumina refinery
•
$16 for the take-or-pay contract costs at a previously closed site
•
$15 to record net additional environmental and asset retirement obligation reserves at previously closed sites
•
$12 for contract termination costs at a previously closed site

(Benefit from) provision for income taxes

Sequential period comparison

The Benefit from income taxes in the third quarter of 2025 was ($51) on income before taxes of $167 or (30.5%). In comparison, the second quarter of 2025 Provision for income taxes was $10 on income before taxes of $161 or 6.2%.

The restructuring charge associated with the Kwinana closure decreased the Company’s annualized effective tax rate. The benefit from income taxes in the third quarter is primarily due to the impact of the decreased annualized effective tax rate when applied to year-to-date earnings and an overall reduction in income in jurisdictions where taxes are paid.

Year-to-date comparison

The Provision for income taxes in the nine-month period of 2025 was $79 on income before taxes of $996 or 7.9%. In comparison, the nine-month period of 2024 Provision for income taxes was $129 on a loss before taxes of $(49) or (263.3)%.

The decrease in tax expense of $50 is primarily attributable to an overall reduction in income in jurisdictions where taxes are paid, primarily related to the restructuring charge associated with the Kwinana closure, partially offset by tax expense on the gain on sale of interest in the Saudi Arabia joint venture and favorable mark-to-market change on the Ma’aden shares.

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

Sequential period comparison

Net loss attributable to noncontrolling interest was $(14) in the third quarter of 2025 compared with $(13) in the second quarter of 2025.

Year-to-date comparison

Net loss attributable to noncontrolling interest was $(27) in the nine-month period of 2025 compared with $(36) in the nine-month period of 2024.

Net loss attributable to noncontrolling interest of $(14) in the third quarter and $(27) in the nine-month period of 2025 reflects losses incurred at the San Ciprián smelter and refinery. Net loss attributable to noncontrolling interest of $(36) in the nine-month period of 2024 was driven by restructuring costs partially offset by favorable average realized price of alumina.

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

Alumina

Business Update. The average API of $367 per metric ton decreased 3% compared to the prior quarter. Compared to the nine-month period of 2024, the average API trended favorably, reflecting a 9% increase year-over-year.

Kwinana Refinery

In September 2025, Alcoa announced the permanent closure of the Kwinana alumina refinery, which had been fully curtailed since June 2024. The Kwinana refinery had approximately 220 employees at the time of closure; this number will be reduced during 2026 as the closure progresses. Certain employees will remain beyond 2026 to prepare the site for future redevelopment.

In the third quarter of 2025, the Company recorded charges of $856 in Restructuring and other charges, net, including $430 to establish reserves for asset retirement obligations and environmental remediation, $265 to impair fixed assets, $75 to write-off the remaining net book value of other assets, and $86 to accrue for other costs. Additionally, a charge of $39 was recorded to Cost of goods sold to write down remaining inventories to net realizable value. Associated severance costs were previously recorded in the first quarter of 2024.

Cash outlays related to the permanent closure of the site are expected to approximate $600 over the next six years (which includes existing reserves for asset retirement obligations, other costs, environmental remediation, and employee related liabilities), with approximately $75 to be spent in the fourth quarter of 2025.

Other Matters

In September 2025, the Company recorded a charge of $42 to Cost of goods sold related to a change in closure estimates for non-operating bauxite residue areas at the Poços de Caldas refinery (Brazil) to comply with impoundment stability regulations in the region. Improvements to comply with the regulations are required to be completed between October 2026 and November 2029.

On July 1, 2025, Alcoa completed the sale of its full ownership interest of 25.1% in the Saudi Arabia joint venture, which includes the Ma’aden Bauxite and Alumina Company (see above).

On March 31, 2025, Alcoa and IGNIS EQT entered into a joint venture agreement, which includes the San Ciprián refinery (see above).

Capacity. The Alumina segment had a base capacity of 11,653 kmt with 1,014 kmt of curtailed refining capacity. In the third quarter of 2025, base capacity and curtailed capacity decreased 2,190 due to the closure of the Kwinana refinery (see above).

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

	Quarter ended		Nine months ended
	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Bauxite production (mdmt)	9.3	9.3	28.1	29.0
Third-party bauxite shipments (mdmt)	1.7	2.9	7.6	4.0
Alumina production (kmt)	2,453	2,351	7,159	7,644
Third-party alumina shipments (kmt)	2,205	2,195	6,505	6,716
Intersegment alumina shipments (kmt)	1,112	1,089	3,294	2,995
Produced alumina shipments (kmt)	2,448	2,384	7,148	7,582

Third-party bauxite sales	$113	$208	$564	$253
Third-party alumina sales	841	843	2,904	2,814
Total segment third-party sales	$954	$1,051	$3,468	$3,067
Intersegment alumina sales	474	467	1,653	1,417
Total sales	$1,428	$1,518	$5,121	$4,484
Adjusted operating costs	779	770	2,272	2,344
Other segment items	582	609	1,979	1,448
Segment Adjusted EBITDA	$67	$139	$870	$692

Average realized third-party price per metric ton of alumina	$377	$378	$442	$416
Adjusted operating cost per metric ton of produced alumina shipped	$318	$323	$318	$309

Production

Sequential period comparison

Alumina production increased 4% primarily as a result of:

•
Increased production output at the Australia refineries due to decreased maintenance

Year-to-date comparison

Alumina production decreased 6% primarily as a result of:

•
Full curtailment of the Kwinana refinery in June 2024

Third-party sales

Sequential period comparison

Third-party sales decreased $97 primarily as a result of:

•
Lower volumes and price from bauxite offtake and supply agreements
•
Lower average realized price of $1/ton principally driven by a lower average API

Partially offset by:

•
Higher shipments of alumina primarily due to increased production, partially offset by decreased trading
•
Favorable currency impacts

Year-to-date comparison

Third-party sales increased $401 primarily as a result of:

•
Higher volumes and price from bauxite offtake and supply agreements
•
Higher average realized price of $26/ton principally driven by a higher average API

Partially offset by:

•
Lower shipments of alumina primarily due to the full curtailment of the Kwinana refinery and decreased trading activity, partially offset by higher sales of externally sourced alumina to satisfy certain customer commitments
•
Unfavorable currency impacts

Intersegment alumina sales

Sequential period comparison

Intersegment alumina sales increased $7 primarily as a result of:

•
Higher alumina shipments primarily due to the San Ciprián smelter restart

Partially offset by:

•
Lower average API on sales to the Aluminum segment

Year-to-date comparison

Intersegment alumina sales increased $236 primarily as a result of:

•
Higher alumina shipments due to timing of shipments and increased demand from the Aluminum segment primarily due to Alumar (Brazil) smelter restart
•
Higher average API on sales to the Aluminum segment

Segment Adjusted EBITDA

Sequential period comparison

Segment Adjusted EBITDA decreased $72 primarily as a result of:

•
Charges related increasing asset retirement obligations, primarily at the Poços de Caldas refinery
•
Lower volumes and price from bauxite offtake and supply agreements
•
Lower average realized price

Partially offset by:

•
Lower production costs primarily related to decreased maintenance

Year-to-date comparison

Segment Adjusted EBITDA increased $178 primarily as a result of:

•
Higher average realized price
•
Higher volumes and price from bauxite offtake and supply agreements

Partially offset by:

•
Higher production costs primarily related to higher labor costs, direct material usage, and increased maintenance
•
Charges related increasing asset retirement obligations, primarily at the Poços de Caldas refinery
•
Unfavorable raw material costs primarily on higher prices for caustic soda and lime

Forward Look. For the fourth quarter of 2025 in comparison to the third quarter of 2025, the Alumina segment expects to benefit from the absence of charges to increase asset retirement obligations, higher shipments, and lower production costs.

Alcoa expects 2025 total Alumina segment production and shipments to remain unchanged from its prior projection, ranging between 9.5 to 9.7 million metric tons, and between 13.1 and 13.3 million metric tons, respectively. The difference between production and shipments reflects trading volumes and externally sourced alumina to fulfill customer contracts due to the curtailment of the Kwinana refinery in June 2024.

Aluminum

Business Update. Aluminum prices increased sequentially with LME prices on a 15-day lag averaging $2,598 per metric ton in the third quarter of 2025. Additionally, the average Midwest premium (United States and Canada) increased 58% sequentially following the increase on U.S. Section 232 tariff on aluminum imports from 25% to 50% on June 4, 2025.

In the third quarter of 2025, the Midwest premium earned on the Company’s U.S. aluminum production more than offset the net unfavorable impact of the Midwest premium and tariff costs on imports of aluminum from its Canadian smelters to U.S. customers.

San Ciprián Smelter

On March 31, 2025, Alcoa and IGNIS EQT entered into a joint venture agreement, which includes the San Ciprián smelter (see above). The joint venture agreement allows for the planned restart of the San Ciprián smelter in 2025, a commitment included in the viability agreement reached with the workers’ representatives of the San Ciprián smelter in December 2021, and subsequently updated in February 2023.

The restart of the San Ciprián smelter was paused in April 2025 following a widespread power outage across Spain and resumed in July 2025. The smelter was operating at approximately 29% of its total annual capacity of 228 kmt as of September 30, 2025 and the Company expects that the restart will be completed by mid-2026.

In connection with terms of the updated viability agreement, the Company had restricted cash of $75 remaining at September 30, 2025, to be made available for capital improvements at the site and smelter restart costs. In the first quarter of 2025, $11 was released from restricted cash related to smelter restart and capital expenditures.

Other Matters

On October 22, 2025, Alcoa announced a long-term energy contract with the New York Power Authority (NYPA) and a capital investment of approximately $60 in the facility’s anode baking furnace to support future operations at the Massena smelter in New York.

On July 1, 2025, Alcoa completed the sale of its full ownership interest of 25.1% in the Saudi Arabia joint venture, which includes the Ma’aden Aluminium Company (see above). In accordance with the transaction, the metal offtake agreement with Ma’aden was terminated in the first quarter of 2025.

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

During the nine-month period of 2025, the Company progressed the restart of the Alumar smelter. The site was operating at approximately 91% of the site’s total annual capacity of 268 kmt (Alcoa share) as of September 30, 2025.

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

Adjusted operating costs include all production related costs for aluminum produced and shipped: raw materials consumed; conversion costs, such as labor, materials, and utilities; and plant administrative expenses. Other segment items include costs associated with trading activity and energy assets; other direct and non-production related charges including tariff costs; Selling, general administrative, and other expenses; and Research and development expenses.

	Quarter ended		Nine months ended
	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Aluminum production (kmt)	579	572	1,715	1,644
Total aluminum shipments (kmt)	612	634	1,855	1,949
Produced aluminum shipments (kmt)	576	581	1,724	1,711

Third-party aluminum sales	$2,068	$1,993	$6,016	$5,431
Other(1)	(28)	(37)	(119)	(96)
Total segment third-party sales	$2,040	$1,956	$5,897	$5,335
Intersegment sales	5	5	14	12
Total sales	$2,045	$1,961	$5,911	$5,347
Adjusted operating costs	1,406	1,578	4,558	3,974
Other segment items	332	286	815	910
Segment Adjusted EBITDA	$307	$97	$538	$463

Average realized third-party price per metric ton of aluminum	$3,374	$3,143	$3,242	$2,787
Adjusted operating cost per metric ton of produced aluminum shipped	$2,441	$2,718	$2,644	$2,323

(1)
Other includes third-party sales of energy, as well as realized gains and losses related to embedded derivative instruments designated as cash flow hedges of forward sales of aluminum.

Production

Sequential period comparison

Production increased 1% primarily as a result of:

•
San Ciprián smelter and Lista (Norway) smelter restarts

Year-to-date comparison

Production increased 4% primarily as a result of:

•
Alumar smelter, Lista smelter, San Ciprián smelter, and Warrick smelter restarts

Third-party sales

Sequential period comparison

Third-party sales increased $84 primarily as a result of:

•
Higher average realized price of $231/ton driven by higher regional premiums, particularly the Midwest premium (United States and Canada) which rose by an average of 58%, and a higher average LME (on a 15-day lag)

Partially offset by:

•
Lower shipments primarily due to decreased trading activities and timing of shipments
•
Unfavorable currency impacts

Year-to-date comparison

Third-party sales increased $562 primarily as a result of:

•
Higher average realized price of $455/ton driven by higher regional premiums, particularly the Midwest premium (United States and Canada) which rose by an average of 163%, and a higher average LME (on a 15-day lag)
•
Higher pricing at the Brazil hydro-electric facilities

Partially offset by:

•
Lower shipments primarily due to the absence of volumes from a joint venture supply agreement

Segment Adjusted EBITDA

Sequential period comparison

Segment Adjusted EBITDA increased $210 primarily as a result of:

•
Higher average realized price
•
Favorable raw material costs primarily on lower average alumina input costs
•
Lower production costs primarily related to lower labor costs and decreased maintenance

Partially offset by:

•
Tariffs on U.S. imports of aluminum from Canada, which were subject to a 50% tariff beginning on June 4, 2025 under U.S. Section 232

Year-to-date comparison

Segment Adjusted EBITDA increased $75 primarily as a result of:

•
Higher average realized price
•
Lower production costs primarily due to efficiencies at higher production rates
•
Higher pricing at the Brazil hydro-electric facilities
•
Favorable currency impacts
•
Lower energy costs primarily in Europe

Partially offset by:

•
Unfavorable raw material costs primarily on higher average alumina input costs, partially offset by lower market prices for carbon materials
•
Tariffs on U.S. imports of aluminum from Canada, which were subject to a 50% tariff beginning on June 4, 2025 under U.S. Section 232

The following table provides consolidated capacity and curtailed capacity (each in kmt) for each smelter owned by Alcoa Corporation:

		September 30, 2025		June 30, 2025		September 30, 2024
Facility	Country	Capacity(1)	Curtailed	Capacity(1)	Curtailed	Capacity(1)	Curtailed
Portland(2)	Australia	197	32	197	33	197	35
São Luís (Alumar)(3)	Brazil	268	25	268	25	268	65
Baie Comeau	Canada	324	—	324	—	324	—
Bécancour	Canada	350	—	350	—	350	—
Deschambault	Canada	287	—	287	—	287	—
Fjarðaál	Iceland	351	—	351	—	351	—
Lista(4)	Norway	95	10	95	15	95	31
Mosjøen	Norway	200	—	200	—	200	—
San Ciprián(5)	Spain	228	163	228	214	228	214
Massena West	U.S.	130	—	130	—	130	—
Warrick	U.S.	215	54	215	54	215	54
		2,645	284	2,645	341	2,645	399

(1)
These figures represent Alcoa Corporation’s share of the facility Nameplate Capacity based on its ownership interest in the respective smelter.
(2)
In the third quarter of 2025, the Company began the restart of 20,000 metric tons per year (mtpy) of previously curtailed capacity at the Portland smelter in Australia. In the fourth quarter of 2024, the Company completed the restart of 16,000 mtpy of previously curtailed capacity at the Portland smelter that began in the fourth quarter of 2023.
(3)
In 2021, the Company announced the restart of its 268,000 mtpy share of capacity at the Alumar smelter in São Luís, Brazil. Production began in the second quarter of 2022. Curtailed capacity decreased from September 30, 2024 as a result of the restart process.
(4)
In the second quarter of 2025, the Company began the restart of one potline (31,000 mtpy) at the Lista smelter in Norway that was curtailed in August 2022.
(5)
In the third quarter of 2025, the Company resumed the restart at the San Ciprián smelter in Spain that was paused in April 2025 following a widespread power outage across Spain.

Forward Look. For the fourth quarter of 2025 in comparison to the third quarter of 2025, the Aluminum segment expects increased tariff costs on higher U.S. imports of aluminum from Canada, higher costs at the San Ciprián smelter primarily due to restart inefficiencies, and unfavorable energy impacts primarily due to lower pricing at the Brazil hydro-electric facilities, partially offset by higher shipments.

Alcoa expects 2025 total Aluminum segment production and shipments to remain unchanged from its prior projection, ranging between 2.3 and 2.5 million metric tons, and between 2.5 and 2.6 million metric tons, respectively.

Reconciliations of Certain Segment Information

Reconciliation of Total Segment Third-Party Sales to Consolidated Sales

	Quarter ended		Nine months ended
	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Alumina	$954	$1,051	$3,468	$3,067
Aluminum	2,040	1,956	5,897	5,335
Total segment third-party sales	$2,994	$3,007	$9,365	$8,402
Other	1	11	17	7
Consolidated sales	$2,995	$3,018	$9,382	$8,409

Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net Income (Loss) Attributable to Alcoa Corporation

	Quarter ended		Nine months ended
	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Total Segment Adjusted EBITDA	$374	$236	$1,408	$1,155
Unallocated amounts:
Transformation(1)	(20)	(21)	(53)	(44)
Intersegment eliminations	(39)	135	199	(75)
Corporate expenses(2)	(42)	(45)	(124)	(114)
Provision for depreciation, depletion, and amortization	(160)	(153)	(461)	(483)
Restructuring and other charges, net	(885)	(14)	(904)	(250)
Interest expense	(33)	(56)	(142)	(111)
Other income (expenses), net	1,034	112	1,172	(49)
Other(3)	(62)	(33)	(99)	(78)
Consolidated income (loss) before income taxes	167	161	996	(49)
Benefit from (provision for) income taxes	51	(10)	(79)	(129)
Net loss attributable to noncontrolling interest	14	13	27	36
Consolidated net income (loss) attributable to Alcoa Corporation	$232	$164	$944	$(142)

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

Cash from Operations

Cash provided from operations was $648 in the nine-month period of 2025 compared with $207 in the same period in 2024. Notable changes to sources of cash included:

•
$963 favorable change in net income, excluding the impacts from restructuring charges and the gain on sale of interest in the Ma’aden joint venture, primarily due to higher aluminum and alumina pricing, partially offset by tariffs on U.S. imports of aluminum from Canada; and,
•
$52 in certain working capital accounts, primarily an increase in receivables in the nine-month period of 2024 driven by less favorable payment terms and timing of shipments and a decrease in receivables in the nine-month period of 2025 due to lower third-party sales in the Alumina segment at the end of the third quarter of 2025, partially offset by a decrease in accounts payable in the nine-month period of 2025 due to lower alumina trading volumes and prices.

On April 30, 2025, the ART issued its decision related to the proceedings AofA filed against the ATO in April 2022 to contest the Notices of Assessment issued by the ATO in July 2020 related to transfer pricing of certain historic third-party alumina sales. The ART decided that no additional tax is owed, consistent with Alcoa’s long-held position related to this matter.

In accordance with the ATO’s dispute resolution practices, AofA paid 50% of the assessed income tax amount exclusive of interest and any penalties, or $74 (A$107), during the third quarter 2020. Interest on the unpaid tax was accrued through the decision date, which, along with the initial interest assessment, was deductible against taxable income by AofA. AofA applied this deduction beginning in the third quarter of 2020 through the decision date, resulting in reductions in cash tax payments.

The ATO did not appeal the ART’s decision, and the disputed tax claims (and additional related interest and penalties) have been withdrawn. With the withdrawal of the ATO’s claims, the prepaid tax asset and related interest of $78 (A$120) were refunded to AofA in July 2025, and accrued cash taxes of $225 (A$346) related to the interest deductions were reclassified to Taxes, including income taxes in June 2025 as these amounts are payable by AofA by June 1, 2026. The net cash impact of both the refunded amount and the accrued cash taxes is approximately $149 (A$226). See description of the tax dispute in Note P to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

The Company utilizes a Receivables Purchase Agreement facility to sell up to $150 of certain receivables through an SPE to a financial institution on a revolving basis. Alcoa Corporation guarantees the performance obligations of the Company subsidiaries, and unsold customer receivables are pledged as collateral to the financial institution to secure the sold receivables. At September 30, 2025, the SPE held unsold customer receivables of $441 pledged as collateral against the sold receivables.

The Company continues to service the customer receivables that were transferred to the financial institution. As Alcoa collects customer payments, the SPE transfers additional receivables to the financial institution rather than remitting cash. In the nine-month period of 2025, the Company sold gross customer receivables of $685 and reinvested collections of $685 from previously sold receivables, resulting in no net cash remittance to or proceeds from the financial institution. In the nine-month period of 2024, the Company sold gross customer receivables of $886 and reinvested collections of $870 from previously sold receivables, resulting in net cash proceeds from the financial institution of $16. Cash collections from previously sold receivables yet to be reinvested of $58 were included in Accounts payable, trade on the Consolidated Balance Sheet as of September 30, 2025. Cash received from sold receivables under the agreement are presented within operating activities in the Statement of Consolidated Cash Flows. See Note I to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

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

Financing Activities

Cash used for financing activities was $95 in the nine-month period of 2025 compared with cash provided from financing activities of $595 in the same period in 2024.

The use of cash in the nine-month period of 2025 was primarily $890 used to settle cash tender offers on existing debt (see below), $79 of dividends paid on stock, $74 term loan repayment (see below), and $47 of net payments on short-term borrowings (see below), partially offset by $985 net proceeds from the bond issuance (see below) and $27 of contributions from IGNIS EQT (see Noncontrolling interest above).

The source of cash in the nine-month period of 2024 was primarily $737 of net proceeds from the debt issuance for $750 aggregate principal amount of 7.125% Senior Notes due 2031 and $16 of net contributions from Alumina Limited (see Noncontrolling interest above), partially offset by $63 of dividends paid on common stock, $44 of net payments on short-term borrowings (see below), and $23 net cash outflows from the acquisition of Alumina Limited (see Note C to the Consolidated Financial Statement in Part I Item 1 of this Form 10-Q).

Short-term Borrowings

The Company entered into inventory repurchase agreements whereby the Company sold aluminum to a third party and agreed to subsequently repurchase substantially similar inventory. The Company did not record sales upon each shipment of inventory and the net cash received of $3 related to these agreements was recorded in Short-term borrowings within Other current liabilities on the Consolidated Balance Sheet as of September 30, 2025.

During the nine-month period of 2025, the Company recorded borrowings of $51 and repurchased $98 of inventory related to these agreements. During the nine-month period of 2024, the Company recorded borrowings of $45 and repurchased $89 of inventory related to these agreements.

The cash received and subsequently paid under the inventory repurchase agreements is included in Cash (used for) provided from financing activities on the Statement of Consolidated Cash Flows.

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

See Note K to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Credit Facilities

Revolving Credit Facility

The Company and ANHBV, a wholly-owned subsidiary of Alcoa Corporation and the borrower, have a $1,250 revolving credit and letter of credit facility in place for working capital and/or other general corporate purposes (the Revolving Credit Facility). The Revolving Credit Facility, established in September 2016, most recently amended and restated in June 2022 and amended in August 2025, is scheduled to mature in June 2027. Subject to the terms and conditions under the Revolving Credit Facility, the Company or ANHBV may borrow funds or issue letters of credit. Under the terms of the January 2024 amendment (Amendment No. 1), the Company agreed to provide collateral for its obligations under the Revolving Credit Facility. In August 2025, Alcoa Corporation, ANHBV, and certain subsidiaries of the Company entered into Amendment No. 2 to the Revolving Credit Facility to allow for certain changes in the Company’s legal structure and update certain exceptions to collateral requirements. See Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K in Note M to the Consolidated Financial Statements for the year ended December 31, 2024 for more information on the Revolving Credit Facility.

As of September 30, 2025, the Company was in compliance with all financial covenants. The Company may access the entire amount of commitments under the Revolving Credit Facility. There were no borrowings outstanding at September 30, 2025, and no amounts were borrowed during the nine-month periods of 2025 and 2024 under the Revolving Credit Facility.

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

As of September 30, 2025, the Company was in compliance with all financial covenants. The Company may access the entire amount of commitments under the Japanese Revolving Credit Facility. There were no borrowings outstanding at September 30, 2025. During the nine-month period of 2025, no amounts were borrowed. During the nine-month period of 2024, $201 (JPY 29,686) was borrowed and $196 (JPY 29,686) was repaid.

Other

In April 2025, the Company amended a $74 term loan extending maturity from May 2025 to November 2025. In September 2025, the Company fully repaid $74 drawn under the term loan and cancelled the agreement.

Dividend

On July 30, 2025, the Board of Directors declared a quarterly cash dividend of $0.10 per share of the Company’s common stock (including common stock underlying CDIs) and Series A convertible preferred stock, to stockholders of record as of the close of business on August 12, 2025. In August 2025, the Company paid cash dividends of $26.

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

Investing Activities

Cash used for investing activities was $251 in the nine-month period of 2025 compared with $434 for the same period in 2024.

In the nine-month period of 2025, the use of cash was primarily attributable to $375 related to capital expenditures and $42 of cash contributions to the ELYSIS partnership, partially offset by cash received of $150 for the sale of interest in the Saudi Arabia joint venture and $11 for the sale of a non-core investment.

In the nine-month period of 2024, the use of cash was primarily attributable to $411 related to capital expenditures and $30 of cash contributions to the ELYSIS partnership.

Recently Adopted and Recently Issued Accounting Guidance

See Note B to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Dissemination of Company Information

Alcoa Corporation intends to make future announcements regarding company developments and financial performance through its website, https://www.alcoa.com, as well as through press releases, filings with the Securities and Exchange Commission, conference calls, media broadcasts, and webcasts. The Company does not incorporate the information contained on, or accessible through, its corporate website into this quarterly report.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Alcoa Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the U.S. Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, and they have concluded that these controls and procedures were effective as of September 30, 2025.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the third quarter of 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information.

Trading Arrangements

None of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended September 30, 2025.

Item 6. Exhibits.

10.1

Amendment No. 2, dated as of August 4, 2025, which includes, as Exhibit A thereto, the Revolving Credit Agreement, dated as of September 16, 2016, as amended as of October 26, 2016, as amended and restated as of November 14, 2017, as amended and restated as of November 21, 2018, as amended as of August 16, 2019, as amended as of April 21, 2020, as amended as of June 24, 2020, as amended as of March 4, 2021, as amended and restated as of June 27, 2022, as amended as of January 17, 2024, and as amended as of August 4, 2025, among Alcoa Corporation, Alcoa Nederland Holding B.V., the lenders and issuers from time to time party thereto, and JPMorgan Chase Bank N.A., as administrative agent for the lenders and issuers (filed herewith)

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

Certain schedules, exhibits, and appendices have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of any omitted schedule, exhibit, or appendix to the Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alcoa Corporation

October 28, 2025	/s/ Molly S. Beerman
Date	Molly S. Beerman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

October 28, 2025	/s/ Renee R. Henry
Date	Renee R. Henry
Senior Vice President and Controller
(Principal Accounting Officer)