Form 10-K
period 2025-12-31
Alcoa Corp
filed 2026-02-26
CIK 1675149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s voting stock held by non-affiliates at June 30, 2025 was approximately $7.6 billion, based on the closing price per share of Common Stock on June 30, 2025 of $29.51 as reported on the New York Stock Exchange.

As of February 20, 2026, there were 263,839,742 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the registrant’s Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

Note on Incorporation by Reference

In this Form 10-K, selected items of information and data are incorporated by reference to portions of Alcoa Corporation’s Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders (Proxy Statement), which will be filed with the Securities and Exchange Commission within 120 days after the end of Alcoa Corporation’s fiscal year ended December 31, 2025. Unless otherwise provided herein, any reference in this Form 10-K to disclosures in the Proxy Statement shall constitute incorporation by reference of only that specific disclosure into this Form 10-K.

PART I

Item 1. Business.

(dollars in millions, except per-share amounts, average realized prices, and average cost amounts)

The Company

Alcoa Corporation, a Delaware corporation (Alcoa or the Company) which became an independent, publicly traded company on November 1, 2016, is active in all aspects of the upstream aluminum industry with bauxite mining, alumina refining, and aluminum smelting and casting. The Company has direct and indirect ownership of 25 operating locations across eight countries on five continents.

The Company’s operations are comprised of two reportable business segments: Alumina and Aluminum. The Alumina segment primarily consists of the Company’s bauxite mines and alumina refineries, and its operations generally include the mining of bauxite and other aluminous ores, as well as the refining, production, and sale of smelter grade and non-metallurgical alumina. The Aluminum segment consists of the Company’s aluminum smelting and casting operations along with most of the Company’s energy production assets.

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

Business Strategy

Alcoa’s business strategy is designed to create stockholder value by leveraging the strength of our assets and capabilities, capitalizing on the favorable long-term market fundamentals of our industry, and following a disciplined approach to growth.

During 2025, Alcoa took actions to transform and optimize its portfolio of mining, refining, and smelting assets, strengthen its balance sheet, and reinforce its disciplined approach to financial management and capital allocation. Alcoa completed the sale of its 25.1% ownership in the Saudi Arabia joint venture in exchange for shares in Saudi Arabian Mining Company (Ma’aden) and cash, announced the permanent closure of the Kwinana alumina refinery in Australia, formed a joint venture to support the continued operation of the San Ciprián complex in Spain, progressed the San Ciprián smelter restart to approximately 65 percent of capacity as of December 31, 2025, and delivered annual production records at six operating sites across the world, demonstrating strong stability and performance. In addition, the Company continued to reduce total debt and met the high end of its adjusted net debt target range at December 31, 2025.

In the near term, Alcoa intends to focus on maintaining operational stability while strategically managing its portfolio of assets to maximize profitability, including advancing Australia mine approvals to unlock value from mine transitions in future periods and improving the long-term outlook for the San Ciprián complex. The Company also seeks to maintain a strong balance sheet through monetization of non-operating assets and further reductions in total debt, while evaluating value-creating growth opportunities.

To strengthen our competitive position, Alcoa has identified priorities that address both immediate and long-term opportunities:

Safety Performance and Operational Excellence

•
Alcoa maintains that strong safety performance is the essential foundation for reliable, high-quality operations. The Company emphasizes consistent use of safe behaviors while systematically engineering out critical risks.
•
Alcoa seeks to drive operational excellence by maintaining stability, driving productivity, and optimizing processes using our modernized Alcoa Business System, a methodology developed by Alcoa and recognized for delivering excellence and efficiency. Reliable, stable operations are the largest value lever within the Company’s control.

Building a High-Performance Culture

•
Alcoa is advancing the implementation of our new behavior model which is built around five behaviors to further develop our high-performance culture: Drive a safe, inclusive, and collaborative environment; Communicate clearly and effectively; Prioritize, be decisive, and execute; Take accountability; and Continuously learn, adapt, and grow.
•
Continuous improvement is foundational to our culture and essential to achieving our strategic objectives. The guidance we provide is action-oriented, illustrating “what good looks like” while reinforcing alignment with our purpose and priorities. Clear objectives and regular, constructive feedback complete the core elements of our program.

Capital Allocation Priorities

•
Alcoa continues to execute its capital allocation framework with discipline, prioritizing a strong balance sheet, including low debt. This approach preserves the Company’s flexibility to invest, return cash to shareholders, and remain resilient through all market cycles.
•
Alcoa recognizes that our operations are the greatest value driver fully within our control. Accordingly, we allocate the capital needed to maintain and enhance our assets, ensuring reliability and operational stability to deliver that value.
•
At times when the Company has excess cash, it evaluates options to return cash to shareholders in competition with value-creating growth opportunities.

Disciplined Growth

•
Alcoa pursues pragmatic growth opportunities, organically and inorganically, when returns exceed the cost of capital and the value created exceeds other capital allocation options.
•
Alcoa is disciplined in making decisions on allocating capital to grow the Company. We focus on projects that build upon our existing operational strengths, enable us to serve customer demand growth, and that provide opportunities to unlock synergies through our technical expertise and scalable systems.

With an emphasis on safety, operational excellence, and continuous improvement, as well as disciplined execution of its capital allocation framework, Alcoa is well positioned to deliver stockholder value across business cycles.

See Part II Item 7 of this Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations under caption Business Update for more information.

Alumina

This segment consists of the Company’s global bauxite mining operations and worldwide refining system, which processes bauxite into alumina, a compound of aluminum and oxygen that is the raw material used by smelters to produce aluminum metal. Bauxite is the principal raw material used to produce alumina and contains various aluminum hydroxide minerals, the most important of which are gibbsite and boehmite. Bauxite is refined into alumina using the Bayer process. The Company obtains bauxite from its own resources as well as through long-term and short-term contracts and mining leases. Tons of bauxite are reported on a zero-moisture basis in millions of dry metric tons (mdmt) unless otherwise stated.

Alcoa’s alumina sales are made to customers globally and are typically priced by reference to published spot market prices. The Company produces smelter grade alumina and non-metallurgical grade alumina. The Company’s largest customer for smelter grade alumina is its own aluminum smelters, which in 2025 accounted for approximately 34 percent of its total alumina shipments. A small portion of the alumina (non-metallurgical grade) is sold to third-party customers who process it into industrial chemical products.

This segment also included Alcoa’s 25.1% ownership interest in a mining and refining joint venture company in Saudi Arabia prior to the sale of Alcoa’s interest on July 1, 2025 (see Saudi Arabia Joint Venture below).

Alcoa-operated mines produced 33.0 mdmt of bauxite and mines operated by partnerships produced 4.5 mdmt of bauxite on a proportional equity basis, for a total Company bauxite production of 37.5 mdmt. In 2025, Alcoa had access to 43.2 mdmt of production from its portfolio of bauxite interests and bauxite offtake and supply agreements and sold 10.0 mdmt of bauxite to third party customers; 33.2 mdmt of bauxite was delivered to Alcoa refineries. The amount of bauxite Alcoa purchases from its minority-owned joint venture, Compagnie des Bauxites de Guinée (CBG), differs from its proportional equity in the mine.

The Company primarily sells alumina through contracts containing two pricing components: (1) the API price basis and (2) a negotiated adjustment basis that takes into account various factors, including freight, quality, customer location, and market conditions, as well as through fixed price spot sales. In 2025, approximately 95 percent of the Company’s smelter grade alumina shipments to third parties were sold on an adjusted API price or fixed price spot basis. A portion of this segment’s third-party sales are completed through alumina traders.

Information regarding the Company’s bauxite mining properties and bauxite mineral resources and reserves is included in Part I Item 2 of this Form 10-K.

Alcoa’s alumina refining facilities and its worldwide alumina capacity stated in metric tons per year (mtpy) as of December 31, 2025 are shown in the following table:

Country	Facility	Nameplate Capacity(1) (000 mtpy)	Alcoa Corporation Consolidated Capacity(1) (000 mtpy)
Australia	Pinjarra	4,700	4,700
	Wagerup	2,879	2,879
Brazil	Poços de Caldas	390	390
	São Luís (Alumar)	3,860	2,084
Spain	San Ciprián	1,600	1,600
TOTAL		13,429	11,653

(1)
Nameplate Capacity is an estimate based on design capacity and normal operating efficiencies and does not necessarily represent maximum possible production. Alcoa Corporation Consolidated Capacity represents its share of the Nameplate Capacity of these facilities.

As of December 31, 2025, Alcoa had approximately 1,014,000 mtpy of idle capacity relative to total Alcoa consolidated capacity of 11,653,000 mtpy. The idle capacity includes: 800,000 mtpy at the San Ciprián refinery and 214,000 mtpy at the Poços de Caldas facility.

In September 2025, Alcoa announced the permanent closure of the Kwinana alumina refinery in Australia, which had been fully curtailed since June 2024. Prior to the curtailment, the refinery had been operating at approximately 80 percent of its annual capacity of 2,190,000 mtpy. The Company’s decision to permanently close the refinery was made based on a variety of factors, including the refinery’s age, scale and operating costs, market conditions, and bauxite grade challenges. Demolition and remediation activities are expected to begin in 2026 and continue through 2031.

In 2022, production at the San Ciprián refinery was reduced to approximately 50 percent of the 1.6 million metric tons of annual capacity to mitigate the financial impact of high natural gas costs. On March 31, 2025, Alcoa and Trento Equity Holdings, S.L.U. (Trento EQT), formerly known as IGNIS Equity Holdings, SL, entered into a joint venture agreement to support the continued operation of the San Ciprián complex in Spain whereby Alcoa owns 75% and continues as the managing operator and Trento EQT owns 25% of the San Ciprián operations.

Aluminum

This segment currently consists of (i) the Company’s worldwide smelting and casthouse system and (ii) a portfolio of energy assets in Brazil, Canada, and the United States. The smelting operations produce molten primary aluminum, which is then formed by the casting operations into either commodity grade ingot (e.g., t-bar, sow, standard ingot) or into value add ingot products (e.g., foundry, billet, rod, and slab), virtually all of which are sold to external customers and traders. A variety of external customers purchase the primary aluminum products for use in fabrication operations, which produce products primarily for the transportation, building and construction, packaging, wire, and other industrial markets. The energy assets supply power to external customers in Brazil and the United States, as well as internal customers in the Aluminum segment (Warrick (Indiana) smelter and Baie-Comeau (Canada) smelter) and, to a lesser extent, the Alumina segment (Brazilian refineries).

This segment also included Alcoa Corporation’s 25.1% ownership interest in a smelting joint venture company in Saudi Arabia prior to the sale of Alcoa’s interest on July 1, 2025 (see Saudi Arabia Joint Venture below).

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

Alcoa’s primary aluminum facilities and its global smelting capacity stated in metric tons per year as of December 31, 2025 are shown in the following table:

Country	Facility	Nameplate Capacity(1) (000 mtpy)	Alcoa Corporation Consolidated Capacity(1) (000 mtpy)
Australia	Portland	358	197
Brazil	Poços de Caldas(2)	N/A	N/A
	São Luís (Alumar)	447	268
Canada	Baie-Comeau, Québec	324	324
	Bécancour, Québec	467	350
	Deschambault, Québec	287	287
Iceland	Fjarðaál	351	351
Norway	Lista	95	95
	Mosjøen	200	200
Spain	San Ciprián	228	228
United States	Massena West, NY	130	130
	Evansville, IN (Warrick)	215	215
TOTAL		3,102	2,645

(1)
Nameplate Capacity is an estimate based on design capacity and normal operating efficiencies and does not necessarily represent maximum possible production. Alcoa Corporation’s Consolidated Capacity represents its share of the Nameplate Capacity of these facilities.
(2)
The Poços de Caldas facility is a casthouse and does not include a smelter.

As of December 31, 2025, Alcoa had approximately 196,000 mtpy of idle smelting capacity relative to total Alcoa consolidated capacity of 2,645,000 mtpy. The idle capacity includes: 81,000 mtpy at the San Ciprián smelter, 54,000 mtpy at the Warrick smelter, 28,000 mtpy at the Portland smelter, 25,000 mtpy at the Alumar smelter, and 8,000 mtpy at the Lista smelter.

During 2025, the Company continued to progress the restart of the Alumar smelter in Brazil, which was operating at approximately 91 percent of the site’s total annual capacity of 268,000 mtpy (Alcoa share) as of December 31, 2025.

In the second quarter of 2025, the Company began the restart of one potline (31,000 mtpy) at the Lista smelter in Norway that was curtailed in August 2022. The site was operating at approximately 92 percent of the site’s total annual capacity of 95,000 mtpy as of December 31, 2025.

On March 31, 2025, Alcoa and Trento EQT entered into a joint venture agreement to support the continued operation of the San Ciprián complex in Spain whereby Alcoa owns 75% and continues as the managing operator and Trento EQT owns 25% of the San Ciprián operations. Following the formation of the joint venture, Alcoa resumed the restart of the San Ciprián smelter that had been operating approximately 6 percent of total pot capacity since March 2024. The restart was paused in April 2025 following a widespread power outage across Spain and resumed in July 2025. The smelter was operating at approximately 65 percent of its total annual capacity of 228,000 mtpy as of December 31, 2025, and the Company expects that the restart will be completed by mid-2026.

Energy Facilities and Sources

In 2025, energy comprised approximately 24 percent of the Company’s total alumina refining production costs and electric power comprised approximately 24 percent of the Company’s primary aluminum production costs.

Electricity markets are regional and are limited by physical and regulatory constraints, including the physical inability to transport electricity efficiently over long distances, the design of the electric grid, including interconnections, and the regulatory structure imposed by various federal and state entities.

Electricity contracts may be short-term (real-time or day ahead) or years in duration, and contracts can be executed for immediate delivery or years in advance. Pricing may be fixed, indexed to an underlying fuel source or other index such as LME, cost-based, or based on regional market pricing. In 2025, Alcoa generated approximately 11 percent of the power used at its smelters worldwide and generally purchased the remainder under long-term arrangements.

The following table sets forth the electricity generation capacity and 2025 generation of facilities in which Alcoa Corporation has an ownership interest. See also the Joint Ventures section below. The figures in the table are presented in megawatts (MW) and megawatt hours (MWh), respectively.

Country	Facility	Alcoa Corporation Consolidated Capacity (MW)	2025 Generation (MWh)
Brazil	Barra Grande	150	1,148,639
	Estreito	155	908,276
	Machadinho	126	1,306,622
	Serra do Facão	60	240,543
Canada	Manicouagan	133	1,162,039
United States	Warrick	821	3,326,607
TOTAL		1,445	8,092,726

Each facility listed above generates hydroelectric power except Warrick, a co-located power plant which generates substantially all of the power used by the Warrick smelter using coal purchased from third parties at nearby coal reserves. In June 2025, the Company acquired the remaining ownership interest in the Warrick power plant’s fourth generating unit, which increased the capacity by 164 MW. In 2025, approximately 43 percent of the generation from the Warrick power plant was sold into the market under its current operating permits. Alcoa Power Generating Inc., a subsidiary of the Company, also owns certain Federal Energy Regulatory Commission (FERC)-regulated transmission assets in Indiana, Tennessee, New York, and Washington.

The consolidated capacity of the Brazilian energy facilities in the table above is the assured energy, representing approximately 53 percent of hydropower plant nominal capacity. The generation is managed by Brazil’s national electric system operator (ONS) and factors such as water levels and maintenance across the entire electrical system can allow for a facility’s generation to vary in comparison to its assured energy. The Brazilian hydroelectric facilities produce energy which is transmitted across the national grid to Alcoa’s refineries in Brazil and the excess generation capacity is sold into the market.

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

Massena, New York (Massena West)

The Massena West smelter in New York purchases renewable energy from the New York Power Authority (NYPA) pursuant to a contract between Alcoa and NYPA that expires in March 2026.

In October 2025, the smelter entered into a ten-year contract for renewable energy with NYPA, effective April 1, 2026. The contract can be extended for two additional five-year terms.

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

Each of these swap contracts manage exposure to the variable energy rates from the NEM spot market under long-term power purchase agreements, which may include purchases of power from renewable energy sources. See Part II Item 8 of this Form 10-K in Note P to the Consolidated Financial Statements for additional information.

Western Australia

Alcoa of Australia Limited (AofA) uses gas to co-generate steam and electricity for its alumina refining processes at the Pinjarra and Wagerup refineries, and to fuel the calcination furnaces at each site.

Prior to 2022, AofA secured a significant portion of gas supplies through 2032. On a combined basis, these gas supply arrangements are expected to cover approximately 90 percent of the Pinjarra and Wagerup refineries’ gas requirements (after the closure of the Kwinana refinery in September 2025) through 2027, with decreasing percentages thereafter through 2032.

In 2024, AofA contracted for a portion of the additional gas supplies required starting in 2028 for a 10-year period.

In 2025, AofA entered into a gas supply arrangement that provides the Company with an option to secure approximately 25 percent of its gas requirements for a 10-year period expected to begin between 2032 and 2034. The arrangement is subject to the completion of certain technical, commercial, and regulatory requirements and the supplier’s final investment decision.

External Energy Source
Region	Electricity	Natural Gas
Europe

San Ciprián, Spain

The San Ciprián smelter was operating at approximately 65 percent of the site’s total annual capacity of 228,000 mtpy (Alcoa share) as of December 31, 2025, after resuming the restart in July 2025. The smelter had previously been operating at 6 percent of the site’s total annual capacity since March 2024. The Company expects that the restart will be completed by mid-2026.

The smelter purchases power from the variable spot market. During 2025, the Company entered into fixed-for-floating swap contracts to mitigate financial risks associated with changes in electricity prices. These contracts are held by a separate wholly-owned subsidiary of Alcoa Corporation and expire in December 2027. See Part II Item 8 of this Form 10-K in Note P to the Consolidated Financial Statements for additional information.

In 2022, Alcoa entered into two long-term power purchase agreements (PPAs) with renewable energy providers that are expected to supply approximately 40 percent of the smelter’s power needs at its full capacity. The supply of energy is dependent on the permitting and development of the windfarms included in the PPAs.

The smelter receives compensation of indirect carbon emissions costs in accordance with European Union (EU) Commission Guidelines and the Spanish compensation regime. Compensation is paid one year in arrears relative to the production period and is subject to the availability of funds in the Spanish national fiscal budget. The Company is required to comply with certain operating conditions for a period of three years from the grant date. Current compensation levels are established through 2030, with final payments occurring in 2031. Compensation received is recognized when it is determined to be probable that the Company will satisfy all conditions.

Mosjøen, Norway

Alcoa has several long-term power purchase agreements securing approximately 90 percent of the necessary power for the smelter through 2028 and 65 percent of the necessary power for the smelter from 2029 through 2035. The remaining power at the smelter is purchased at spot rates.

Lista, Norway

Alcoa has several power purchase agreements securing approximately 90 percent of the necessary power for the smelter through 2027. The remaining power at the smelter is purchased at spot rates.

Both Norway smelters receive compensation for indirect carbon emissions costs in accordance with EU Commission Guidelines and the Norwegian compensation regime. Beginning in 2024, the carbon dioxide compensation scheme in Norway includes a requirement for recipients to implement emission reduction and energy efficiency measures corresponding to 40 percent of the carbon dioxide compensation paid. Complying with the additional condition can be achieved over multiple years, but not later than 2034. Compensation received is recognized as the conditions are met.

Iceland

Landsvirkjun, the Icelandic national power company, supplies competitively priced electricity from a hydroelectric facility to the smelter under a 40-year power contract, which expires in 2048 with a price renegotiation effective from 2028.

Spain

The San Ciprián refinery has been operating at 50 percent of its capacity since the third quarter of 2022.

The natural gas supply contract for the San Ciprián refinery was renewed in 2025, transitioning pricing from Spanish Virtual Balance Point spot gas rates to Title Transfer Facility (TTF)‑linked European benchmarks. As a result, the refinery has access to an adequate supply at TTF-based European gas rates.

During 2025, Alcoa entered into fixed-for-floating swap contracts to mitigate financial risks associated with changes in natural gas prices at the San Ciprián refinery. These contracts are held by a separate wholly-owned subsidiary of Alcoa Corporation and expire in December 2027. See Part II Item 8 of this Form 10-K in Note P to the Consolidated Financial Statements for additional information.

External Energy Source
Region	Electricity	Natural Gas
South America

Alumar

The Alumar smelter was operating at 91 percent of the site’s total annual capacity of 268,000 mtpy (Alcoa share) as of December 31, 2025, following the restart that was announced in September 2021.

The Alumar smelter purchases power under several long-term power purchase agreements that expire in 2038. Long-term power secured is from renewable sources.

Joint Ventures

San Ciprián Joint Venture

In March 2025, Alcoa and Trento EQT entered into a joint venture agreement (the Agreement) whereby Alcoa owns 75% and continues as the managing operator and Trento EQT owns 25% of the San Ciprián operations, which include an alumina refinery with a capacity of 1.6 million mtpy and an aluminum smelter with a capacity of 228,000 mtpy. The Agreement allowed for the planned restart of the San Ciprián smelter in 2025, a commitment included in the viability agreement reached with the workers’ representatives of the San Ciprián smelter in December 2021, and subsequently updated in February 2023.

Under the terms of the Agreement, Alcoa and Trento EQT contributed $81 (€75) and $27 (€25), respectively, to form the joint venture. Subsequent to formation of the joint venture on March 31, 2025, an additional $89 (€76) was funded for operations by Alcoa with a priority position in future cash returns. Further funding requires agreement by both partners, and to maintain their respective ownership in the joint venture, equity funding would be shared 75% by Alcoa and 25% by Trento EQT. In December 2025, Alcoa provided a mandatory convertible note of $153 (€130) to the joint venture that will convert to equity on or before September 1, 2026.

The formation of the joint venture was accounted for as an equity transaction where Trento EQT’s noncontrolling interest was reflected as a decrease to Additional capital. Noncontrolling interest was measured at 25% of the net assets ($103) included in the joint venture at formation, which includes the initial contributions described above ($108).

ELYSIS

ELYSIS® Limited Partnership (ELYSIS) is between wholly-owned subsidiaries of Alcoa (48.235%) and Rio Tinto Alcan Inc. (Rio Tinto) (48.235%), respectively, and Investissement Québec (3.53%), a company wholly-owned by the Government of Québec, Canada. The purpose of ELYSIS is to advance larger scale development and commercialization of its patent-protected technology that eliminates direct greenhouse gas emissions from the traditional aluminum smelting process and, instead, emits oxygen. Alcoa first developed the inert anode technology for the aluminum smelting process that served as the basis for the formation of ELYSIS in 2018. Development scale quantities of aluminum produced by ELYSIS have been sold for commercial purposes, including to Ball Corporation for its low-carbon aluminum cup launched in January 2024; to Nexans, which produced the world’s first cable containing metal from this breakthrough technology; and to Ball Corporation and Unilever PLC for use in consumer personal care and home care packaging. Further progress on ELYSIS technology was announced in 2024 with Rio Tinto’s plans to launch the first industrial-scale demonstration of the breakthrough technology, which includes 10 ELYSIS smelting pots operating at 100 kiloamperes (kA), a size similar to those operating at smaller-scale commercial smelters. Alcoa has the right to purchase up to 40 percent of the metal produced from the demonstration, allowing for Alcoa customers to benefit from ELYSIS’s carbon-free electrolytic process early in the technology development cycle. There has been no change to the target for first production which is expected by 2027. In November 2025, ELYSIS successfully started the first 450 kA inert anode cell at Rio Tinto’s Alma smelter in Québec, Canada. This represents a key milestone for potential large-scale commercialization of the technology.

Saudi Arabia Joint Venture

On July 1, 2025, Alcoa completed the sale of its full ownership interest of 25.1% in the Saudi Arabia joint venture, comprised of Ma’aden Bauxite and Alumina Company (MBAC) and the Ma’aden Aluminium Company (MAC), to Ma’aden, in exchange for total consideration of $1,350, comprised of 85,977,547 shares of Ma’aden (valued at SAR 52.35 per share at closing, or $1,200) and $150 in cash (related to taxes and transaction costs). At December 31, 2025, the shares of Ma’aden were valued at SAR 60.95 per share, or $1,397.

The shares of Ma’aden are subject to transfer and sale restrictions, including a restriction requiring Alcoa to hold its Ma’aden shares for a minimum of three years, with one-third of the shares becoming transferable after each of the third, fourth, and fifth anniversaries of the closing of the transaction (the Holding Period). During the Holding Period, Alcoa is permitted, under certain conditions, to hedge and borrow against its Ma’aden shares. Under certain circumstances, such minimum Holding period may be reduced.

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

CBG is a joint venture between Boké Investment Company (51%) and the Government of Guinea (49%) for the operation of a bauxite mine in the Boké region of Guinea. Boké Investment Company is owned 100% by Halco (Mining) Inc.; Alcoa World Alumina LLC, a wholly-owned subsidiary of Alcoa, holds a 45% interest in Halco (Mining) Inc.

Alumar is an unincorporated joint venture for the operation of a refinery, smelter, and casthouse in Brazil. The refinery is owned by AWAB (39.96%), Rio Tinto (10%), Alcoa Alumínio (14.04%), and South32 Minerals S.A. (South32) (36%). AWAB and Alcoa Alumínio are wholly-owned subsidiaries of Alcoa. With respect to Rio Tinto and South32, the named company or an affiliate thereof holds the interest. The smelter and casthouse are owned by Alcoa Alumínio (60%) and South32 (40%).

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

AWAC Operations

Prior to the completion of the Alumina Limited acquisition, AWAC entities’ assets included the following interests:

•
100% of the bauxite mining and alumina refining operations of Alcoa’s affiliate, AofA;
•
100% of the Juruti bauxite deposit and mine in Brazil;
•
45% interest in Halco (Mining) Inc., a bauxite consortium that owns a 51% interest in CBG, a bauxite mine in Guinea;
•
39.96% interest in the São Luís refinery in Brazil;
•
55% interest in the Portland, Australia smelter that AWAC manages on behalf of the joint venture partners;
•
25.1% interest in MBAC located in Ras Al Khair, Saudi Arabia;
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

Certain alumina refineries generate electricity that meets or exceeds their power needs, while others purchase electricity from third-party suppliers.

For each metric ton (mt) of alumina produced, Alcoa consumes the following amounts of the identified raw material inputs (approximate range across relevant facilities):

Raw Material	Units	Consumption per mt of Alumina
Bauxite	mt	2.2 – 4.0
Caustic soda	kg	80 – 130
Electricity	MWh	0.17 to 0.30 total consumed
Fuel (fuel oil, natural gas, and coal)	GJ	6 – 10.5
Lime (CaO)	kg	6 – 50

For each metric ton of aluminum produced, Alcoa consumes the following amounts of the identified raw material inputs (approximate range across relevant facilities):

Raw Material	Units	Consumption per mt of Primary Aluminum
Alumina	mt	1.91 – 1.94
Aluminum fluoride	kg	13.2 – 23.1
Calcined petroleum coke	mt	0.30 – 0.40
Cathode blocks	mt	0.004 – 0.007
Electricity	MWh	13.26 – 16.82
Liquid pitch	mt	0.07 – 0.12
Natural gas	mcf	0.8 – 4.5

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

With the Sustana® brand, including EcoDura® aluminum (recycled content), EcoLum® aluminum (low carbon), and EcoSource® alumina (also low carbon), the Company is well positioned to compete with others.

Alumina

We are the largest alumina producer outside of China and the largest supplier of third-party alumina outside of China. The alumina market is global and highly competitive, with many active suppliers, producers, and commodity traders. The majority of our product is sold in the form of smelter grade alumina. The market for alumina is global, and demand for alumina varies from region to region. We compete with commodity traders, a growing number of refineries in Asia (especially in China and Indonesia), and other alumina producers, such as South32, Rio Tinto, and Glencore.

Key factors influencing competition in the alumina market include cost position, price, reliability of bauxite supply, quality, and proximity to customers and end markets. We had an average cost position in the first quartile of global alumina production in 2025, as determined by CRU independent commodity intelligence. Increased production costs in recent years caused by lower bauxite grades in Australia could place our Alumina segment in the second quartile until new mine regions are accessed. Our refineries are strategically located near low-cost bauxite mines, which provide a long-term supply of bauxite to our refineries. Our alumina refineries include sophisticated refining technology to maximize efficiency with the bauxite grades from these internal mines.

We are among the world’s largest bauxite miners. The majority of bauxite mined globally is converted to alumina for the production of aluminum. In 2025, approximately 77 percent of bauxite volume from Alcoa-operated mines, mines operated by partnerships, and bauxite offtake agreements was supplied to Alcoa refineries, and approximately 23 percent of Alcoa’s bauxite shipments were sold to third-party customers.

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

The market for primary aluminum is global, and demand for aluminum varies widely from region to region. We compete with commodity traders, such as Glencore, Trafigura, Vitol, Mercuria and Gunvor, and aluminum producers, such as Emirates Global Aluminum, Norsk Hydro ASA, Rio Tinto, Century Aluminum, and Vedanta Aluminum Ltd.

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

The strength of our position in the primary aluminum market is largely attributable to: our integrated supply chain and regional presence in key markets, primarily North America and Europe; long-term energy arrangements; the ability of our casthouses to provide customers with a diverse product portfolio in terms of shapes and alloys, while meeting high product quality standards; and low carbon footprint for the majority of our production, as approximately 86 percent of the aluminum smelting portfolio operated by the Company was powered by renewable (primarily hydropower) energy sources in 2025. Renewable energy is derived from natural processes that are replenished constantly, such as sunlight, wind, and hydropower. The Company intends to continue to focus on optimizing value add product capacity utilization.

Patents, Trade Secrets, and Trademarks

The Company believes that its domestic and international patent, trade secret, and trademark assets provide it with a competitive advantage. The Company’s rights under its intellectual property, as well as the technology and products made and sold under them, are important to the Company as a whole and, to varying degrees, important to each business segment. Alcoa’s business as a whole is not, however, materially dependent on any single patent, trade secret or trademark. As a result of product development and technological advancement, the Company continues to pursue patent protection in jurisdictions throughout the world. As of December 31, 2025, Alcoa’s worldwide patent portfolio consisted of approximately 370 granted patents and approximately 220 pending patent applications. The Company also has a number of domestic and international registered trademarks that have significant recognition within the markets that are served, including the name “Alcoa” and the Alcoa symbol. Patents may exist for 20 years from filing date, and trademarks may have an indefinite life based upon continued use.

Government Regulations and Environmental Matters

Alcoa’s global operations subject it to compliance with various types of government laws, regulations, permits, and other requirements, which often provide discretion to government authorities and could be interpreted, applied, or modified in ways to make the Company’s operations or compliance activities more costly. These laws and regulations include those relating to safety and health, environmental protection and compliance, tailings management, data privacy and security, anti-corruption, human rights, competition, and trade, such as tariffs or other import or export restrictions that may increase the cost of raw material or cross-border shipments and impact our ability to do business with certain countries or individuals. Though we cannot predict the collective potential adverse impact of the expanding body of laws, regulations, and interpretations, we believe that we are in compliance with such laws and regulations in all material respects and do not expect that continued compliance with such regulations will have a material effect upon capital expenditures, earnings, or our competitive position. For a discussion of the risks associated with certain applicable laws and regulations, see Part I Item 1A of this Form 10-K.

Environmental

Alcoa is subject to extensive federal, state/provincial, and local environmental laws and regulations and other requirements in the U.S. and abroad, including those relating to the release or discharge of materials into the air, water, and soil; waste management, pollution prevention measures; and the generation, storage, handling, use, transportation, and disposal of hazardous materials and wastes.

Alcoa is committed to the Global Industry Standard on Tailings Management (GISTM), an integrated approach to the management and operations of our tailings storage facilities to enhance the safety of these facilities. In August 2023, Alcoa’s impoundments with very high or extreme consequence classification were audited by an independent third party and assessed as in conformance with GISTM as required by the International Council on Mining and Metals Conformance Protocol. In 2025, lower-consequence impoundments were audited by an independent third-party. All operating and certain non-operating lower-consequence impoundments were assessed as in conformance with GISTM. For non-operating impoundments not in conformance, the Company expects to achieve conformance with GISTM by the end of 2026.

Additionally, we are and may become subject to various laws and regulations related to the disclosures of environmental risks and impacts, the impact of climate change to our business, and plans to reduce such risks and impacts. Recent laws and regulations pertaining to climate change and greenhouse gas emissions have been implemented or are being considered. In addition, as regulators and investors increasingly focus on climate change and other sustainability issues, we are subject to new disclosure frameworks and regulations. For example, the EU adopted the European Sustainability Reporting Standards (ESRS) and the Corporate Sustainability Reporting Directive (CSRD) that will require disclosure of the risks and opportunities arising from social and environmental issues and the impact of companies’ activities on people and the environment. The CSRD applies not only to local operations in the EU, but under certain circumstances, to global companies with operations in the EU. The CSRD is applicable to Alcoa operations for 2027 with reporting in 2028. Further, in 2024 Australia passed legislation to mandate climate-related financial disclosures applicable to Alcoa effective for 2025 with reporting in 2026. We continue to monitor the development and implementation of such laws and regulations and continue to assess the extent of potential disclosures or other reporting requirements.

We maintain remediation and reclamation plans for various sites, and we manage environmental assessments and cleanups at approximately 60 locations, which include currently owned or operated facilities and adjoining properties, previously owned or operated facilities and adjoining properties, and waste sites, such as U.S. Superfund (Comprehensive Environmental Response, Compensation and Liability Act (CERCLA)) sites. In 2025, capital expenditures for new or expanded facilities for environmental control were $140 and approximately $170 is expected in 2026. See Part II Item 8 of this Form 10-K in Note S to the Consolidated Financial Statements under caption Contingencies for additional information related to environmental matters.

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

Alcoa’s vision is to build a legacy of excellence for future generations, supported by workplaces that are safe, respectful, and welcoming, and that reflect the communities in which we operate. Guided by our purpose — to turn raw potential into real progress — and our values, we execute our strategy through three strategic priorities: Excel Today, Continuously Improve, and Invest for Tomorrow. These priorities are supported by a defined set of observable behaviors that reinforce a high-performance culture and clarify expectations, reflecting that performance is assessed based on both what is achieved and how it is achieved.

Our Company policies, including the Code of Conduct and Ethics, Harassment and Bullying Free Workplace Policy, and EHS Vision, Values, Mission, and Policy, and Human Rights Policy, support our mission to advance our Company culture and core values.

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

As of December 31, 2025, Alcoa had approximately 14,900 employees in 16 countries. As of December 31, 2025, women comprised approximately 22 percent of our global workforce. Approximately 11,400 of our global employees are covered by collective bargaining agreements with certain unions and varying expiration dates, including approximately 1,100 employees in the U.S., 2,000 employees in Europe, 1,400 employees in Canada, 4,500 employees in South America, and 2,400 employees in Australia.

In November 2025, a new three-year collective bargaining agreement was ratified with the Australian Workers Union (AWU) representing approximately 400 hourly employees at the Portland, Australia smelter.

In September 2025, a new four-year collective bargaining agreement was ratified with the Starfsgreinafélag Islands (AFL) and the Rafiðnaðarsamband Íslands (RSÍ) representing approximately 400 hourly employees at the Fjarðaál, Iceland smelter.

The Company is actively negotiating three collective bargaining agreements with le Syndicat des Métallos (FTQ) representing about 1,000 employees at the Bécancour (ABI) smelter in Québec, Canada that expired on July 19, 2025. While negotiations continue, the conditions and benefits of the current agreements at ABI remain in effect.

Additionally, the collective bargaining agreement with workers unions representing approximately 800 employees at the San Ciprián refinery and smelter in Spain expired on December 31, 2025. Negotiations for a new agreement will commence in 2026, and the conditions and benefits of the current agreement at San Ciprián remain in effect.

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

Information about our Executive Officers

The names, ages, positions, and areas of responsibility of the executive officers of the Company as of February 20, 2026, are listed below. References herein to Alcoa Inc., Alcoa Corporation’s former parent company, refer to Alcoa Inc. and its consolidated subsidiaries through October 31, 2016, at which time it was renamed Arconic Inc. and since has been subsequently renamed Howmet Aerospace Inc.

William F. Oplinger, 59, has served as President and Chief Executive Officer of Alcoa Corporation since September 24, 2023. Mr. Oplinger served as Executive Vice President and Chief Operations Officer of the Company from February 2023 until his appointment as President and Chief Executive Officer. From November 2016 through January 2023, Mr. Oplinger was Executive Vice President and Chief Financial Officer of the Company. Prior to this, Mr. Oplinger served as Executive Vice President and Chief Financial Officer of Alcoa Inc. from April 1, 2013 to October 2016. Mr. Oplinger joined Alcoa Inc. in 2000, and through 2013 held key corporate positions in financial analysis and planning and also served as Director of Investor Relations. Mr. Oplinger also held principal positions in the Alcoa Inc. Global Primary Products division, including as Controller, Operational Excellence Director, Chief Financial Officer, and Chief Operating Officer.

Molly S. Beerman, 62, has served as Executive Vice President and Chief Financial Officer of Alcoa Corporation since February 1, 2023. Prior to this, Ms. Beerman was Senior Vice President and Controller of the Company from November 2019 through January 2023 and Vice President and Controller from December 2016 through October 2019. Ms. Beerman was Director, Global Shared Services Strategy and Solutions from November to December 2016. In 2016, Ms. Beerman held a consulting role with the Finance Department of Alcoa Inc. From 2012 to 2015, Ms. Beerman served as Vice President, Finance and Administration for a non-profit organization focused on community issues. Prior to that, Ms. Beerman was employed by Alcoa Inc. from 2001 to 2012, having held several roles in the finance function and eventually becoming the director of global procurement center of excellence from 2008 to 2012. Ms. Beerman is a certified public accountant.

Renato Bacchi, 49, has served as Executive Vice President and Chief Commercial Officer of Alcoa Corporation since August 1, 2023. He leads the Company’s sales and trading, marketing, supply chain, commercial operations, and procurement and oversees the Company’s global energy assets and innovation and technology programs. Mr. Bacchi was Executive Vice President and Chief Strategy and Innovation Officer of Alcoa Corporation from February 2023 to August 2023. Previously, he was Executive Vice President and Chief Strategy Officer from February 2022 through January 2023, Senior Vice President and Treasurer from November 2019 through January 2022, and Vice President and Treasurer from November 2016 through October 2019. Prior to November 2016, Mr. Bacchi served as the Assistant Treasurer of Alcoa Inc. from October 2014 through October 2016 and the Director, Corporate Treasury from 2012 to 2014. Prior to this time, Mr. Bacchi held various roles of increasing responsibility in areas including finance, strategy, procurement, energy, and sales. Mr. Bacchi joined Alcoa Inc. in Brazil in 1997.

Andrew Hastings, 51, has served as Executive Vice President and General Counsel of Alcoa Corporation since September 1, 2023. Mr. Hastings has overall responsibility for the Company’s global legal, compliance, governance, and security matters. Prior to joining the Company, Mr. Hastings was Senior Vice President and General Counsel at Lundin Mining Corporation, a mine owner and operator, from February 2019 through August 2023. Previously, Mr. Hastings held progressive legal and commercial roles at Barrick Gold Corporation, a mining company.

Tammi A. Jones, 46, has served as Executive Vice President and Chief Human Resources Officer of Alcoa Corporation since April 1, 2020. Ms. Jones oversees all aspects of human resources management, including talent and recruitment, compensation and benefits, inclusion, training and development, and labor relations. Ms. Jones served as Vice President, Compensation and Benefits of Alcoa Corporation from January 2019 through March 2020 and was the Director, Organizational Effectiveness from April 2017 to December 2018. From April 2015 through March 2017, Ms. Jones served as Human Resources Director, Aluminum (at Alcoa Inc. until Alcoa Corporation’s separation in November 2016), and she served as Human Resources Director for Alcoa Inc. Wheels and Transportation Products from April 2013 to April 2015. Ms. Jones joined Alcoa Inc. in 2006 and held a variety of human resource positions at Alcoa Inc., including Human Resources Director, Europe Building & Construction and Human Resources Director, UK and Ireland in Alcoa Inc.’s Building and Construction Systems division.

Matthew T. Reed, 53, has served as Executive Vice President and Chief Operations Officer of Alcoa Corporation since January 1, 2024. Mr. Reed is responsible for the daily operations of the Company’s global bauxite, alumina, aluminum, and transformation assets. Mr. Reed was previously Vice President Operations, Australia and President, Alcoa of Australia from June 2023, when he joined the Company, through December 2023. Prior to joining Alcoa, Mr. Reed was the Operations Executive (Chief Operations Officer) of OZ Minerals Limited, a mining company based in South Australia, from September 2021 through May 2023. He was General Manager, Projects at OZ Minerals Limited from January 2021 through August 2021. Previously, Mr. Reed was the Executive Managing Director (Chief Operating Officer) at SIMEC Mining, a mining company based in South Australia, from September 2017 through December 2020.

Item 1A. Risk Factors.

(dollars in millions, except per-metric ton and per-share amounts)

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

The LME price volatility is typically driven by macroeconomic factors (including geopolitical instability), global supply and demand of aluminum (including expectations for growth, contraction, and the level of global inventories), and trading activity of financial investors. In 2025, LME cash prices reached a high of $2,968 per metric ton in December 2025 and a low of $2,285 per metric ton in April 2025.

While global inventories remained at historically low levels in 2025, high inventories could lead to a reduction in the price of aluminum and declines in the LME price have in the past and could in the future have a negative impact on our business, financial condition, and results of operations. Regional premiums tend to vary based on the supply of and demand for metal in a particular region, associated transportation costs, and import tariffs. Product premiums generally are a function of supply and demand for a given primary aluminum shape and alloy combination in a particular region. Periods of industry overcapacity may also result in a weak aluminum pricing environment. While Alcoa does not generally enter into derivative contracts to mitigate the risk associated with changes in aluminum prices, the Company may do so in isolated cases to address discrete commercial or operational conditions. Our hedging strategies may limit our ability to benefit from favorable market movements, expose us to counterparty credit risk, and impact the Company’s earnings if any of the assumptions applied in entering into these derivative contracts differ materially from actual outcomes. During 2025, Alcoa entered into financial contracts to mitigate financial risk associated with changes in aluminum prices related to the San Ciprián (Spain) operations. See Part II Item 8 of this Form 10-K in Note P to the Consolidated Financial Statements under caption Derivatives.

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

While market-driven factors, including energy prices, generally impact the global supply and demand of aluminum and alumina, there are instances where industry producers have independently undertaken actions to reduce or increase production. Changes in production may be delayed or impaired by the ability to secure, or under the terms of long-term contracts, to buy energy or raw materials. Additionally, changing environmental policies or unexpected asset underperformance by industry producers may affect overall supply in the aluminum industry.

The impact of non-market forces on global aluminum industry capacity, such as political instability or pressures or governmental policies in certain countries relating to employment, trade, the environment, or maintaining or further developing industry self-sufficiency, may affect overall supply and demand in the aluminum industry. For example, the ongoing conflict between Russia and Ukraine could adversely impact macroeconomic conditions and has resulted and could continue to result in heightened economic sanctions from international communities in a manner that adversely affects our industry. Additionally, evolving non‑U.S. trade agreements and retaliatory tariff actions may alter global market dynamics, affecting supply and demand balances. The disruption of the market-driven balancing of the global supply and demand of aluminum, a resulting weak pricing environment, and margin compression may adversely affect our business, financial condition, and results of operations.

Our participation in increasingly competitive and complex global markets exposes us to risks, including legal and regulatory risks and changes in conditions beyond our control, which could adversely affect our business, financial condition, or results of operations.

We have operations or activities in numerous countries and regions outside the United States, including Australia, Brazil, Canada, Europe, and Guinea. The risks associated with the Company’s global operations include:

•
Geopolitical risks, such as political instability, coup d’états, civil unrest, strikes and work stoppages, expropriation, nationalization of properties by a government, imposition of sanctions, changes to import or export regulations and fees, renegotiation, revocation or nullification of existing agreements, leases, licenses, and permits, and changes to mining royalty rules or laws;
•
Economic and commercial instability risks, including those caused by sovereign and private debt default, corruption, and changes in local government laws, regulations, and policies (including fiscal policies), such as those related to tariffs (including retaliatory tariffs) and trade barriers, trade tensions, taxation, exchange controls, employment regulations, carbon dioxide compensation support, and repatriation of earnings;
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

In addition, the permitting processes, restrictions, and requirements imposed by conditional permits or approvals, and associated costs and liabilities, have in the past and may in the future be extensive, which can delay or prevent commencing or continuing exploration or production operations. This has in the past adversely affected and could in the future adversely affect the Company’s mining operations and production, as well as our refining and smelting operations, and has in the past and could in the future require us to curtail, close, or otherwise modify our production, operations, and sites. In addition, these processes, restrictions, and requirements have in the past resulted and could in the future result in the Company’s mining permits being rescinded or modified, or adjustment to our mining plans, to mitigate against adverse impacts to sites within or near our mining areas that have environmental, biodiversity, or cultural significance. Such actions have in the past had and could in the future have a material adverse impact on our results of operations and profitability. For example, during 2025, the Company continued to advance mine approvals for its next major mine regions (Myara North and Holyoake) and the rolling five-year mine plan (2023-2027) referred to the Western Australian Environmental Protection Authority in 2023 by a third party. As a result of the prolonged approval process, the Company began mining lower grade bauxite in April 2023, which impacted the Company’s refineries and cost structures by increasing the use of caustic, energy, and bauxite and decreasing alumina output. The Company is committed to continuing to work collaboratively with stakeholders to achieve Ministerial decisions by the end of 2026, and anticipates mining in new major mine regions will commence no earlier than 2029. Until then, the Company expects bauxite quality will remain similar to recent grades.

Our operations and profitability have in the past and could in the future be impacted by rising energy costs and interruptions or uncertainty in energy supplies.

Our refineries and smelters consume substantial amounts of natural gas and electricity in the production of alumina and aluminum. The prices for and availability of energy have in the past and could in the future be impacted by volatile market conditions resulting from factors beyond our control such as weather, political, regulatory, and economic conditions. For example, the San Ciprián refinery and smelter incurred substantial losses in 2025 and in prior years as a result of a challenging economic environment, primarily due to the high cost of energy. On March 31, 2025, Alcoa and Trento EQT entered into a joint venture agreement whereby Alcoa owns 75% and continues as the managing operator and Trento EQT owns 25% of the San Ciprián operations. The joint venture agreement allowed for the planned restart of the San Ciprián smelter in 2025, a commitment included in the viability agreement reached with the workers’ representatives of the San Ciprián smelter in December 2021, and subsequently updated in February 2023. The restart of the San Ciprián smelter was paused in April 2025 following a widespread power outage across Spain and resumed in July 2025. The smelter was operating at approximately 65 percent of its total annual capacity of 228,000 metric tons as of December 31, 2025 and the Company expects that the restart will be completed by mid-2026.

Though we have ownership in certain hydroelectricity assets, we also rely on third parties for our supply of energy resources consumed in the manufacture of our products. Power contracts for our operations vary in length and market exposure, and we have been and could be negatively impacted by:

•
Significant increases in LME prices, or spot electricity, fuel oil, and/or natural gas prices;
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

Our business, financial condition, and results of operations have been and could continue to be negatively affected by unfavorable changes in the cost, quality, or availability of energy, raw materials, including carbon products, caustic soda, and other key inputs, such as bauxite, as well as freight costs associated with transportation of raw materials and key inputs to refining and smelting locations, and the availability of water at locations where it is used in the production process. We may not be able to fully offset the effects of higher raw material or energy costs through price increases, productivity improvements, cost reduction programs, or reductions or curtailments to production at our operations. A decrease in the quality of raw materials or key inputs has in the past and could continue to cause increased production costs, which also has in the past and could continue to result in lower production volumes. For example, the Company continues to mine and process lower grade bauxite in Western Australia, which has caused increased production costs. Changes in the costs of bauxite, alumina, energy, and other inputs during a particular period may not be adequate to offset concurrent sharper decreases in the price of alumina or aluminum and could have a material adverse effect on our operating results.

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

The U.S. government has taken actions with respect to the implementation of significant changes to certain trade policies, including import tariffs and quotas, modifications to international trade policy, the withdrawal from or renegotiation of certain trade agreements, and other changes that have affected U.S. trade relations with other countries, any of which may result in, and has resulted in, us modifying our business practices or may otherwise materially and adversely affect our business or those of our customers. The U.S. government continues to review trade policies and negotiate new agreements with countries globally that could impact the Company. To the extent that further agreements are reached on a broader range of imports, or these tariffs and other trade actions result in a decrease in international demand for aluminum produced in or imported into the U.S. or otherwise negatively impact demand for our products, our business may be adversely impacted, and could further exacerbate aluminum and alumina price volatility and overall market uncertainty. While the U.S. government has established or threatened to establish tariffs on a broad range of imports, including aluminum, the status of any such tariffs is fluid and the ultimate impact on the Company will be based on a number of variables. For example, in March 2025, the U.S. government imposed a 25 percent tariff on certain aluminum imports from Canada under Section 232 of the Trade Expansion Act of 1962 (Section 232) which increased to a 50 percent tariff on June 4, 2025. Prior to March 12, 2025, the Section 232 tariff was 10 percent, and Canadian metal imported into the U.S. was exempted. Total Section 232 tariff costs in 2025 were $571.

In addition, we operate in communities around the world, and social issues in the communities where we operate have affected and could continue to affect our operations; furthermore, incidents related to our industry have generated and could continue to generate negative publicity and impact the social acceptability of our operations in such locations, including by damaging our reputation, our relationships with stakeholders, and our competitive position. Growing expectations of hosting communities as well as increasing social activism pose additional challenges to our operations and our ability to expand our business. For example, community and stakeholder concerns in Juruti, Brazil have affected our ability to access certain mining areas at times. In certain jurisdictions, there are increasing regulatory developments to protect minority groups. This could have an adverse effect on our ability to secure expansions to our operations at all or in the expected timeframe, could significantly increase our cost of doing business, and could disrupt our operations.

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

We are subject to income taxes in both the U.S. and various non-U.S. jurisdictions. Changes in foreign and domestic tax laws, regulations, or policies, or their interpretation and application by regulatory bodies, or exposure to additional tax liabilities could affect our future profitability. For example, in October 2021, a new framework for international tax was agreed to by 137 member countries and jurisdictions of the Organisation for Economic Co-operation and Development (OECD), including the two-pillar solution for a global minimum level of taxation. While the future of Pillar One remains uncertain, the global minimum tax under Pillar Two was substantially in effect in 2025 in most of the countries in which we operate. The implementation of the Pillar Two Framework in these countries did not have a material impact during 2025. On January 5, 2026, the OECD announced a “side‑by‑side” arrangement allowing U.S.-parented multinational enterprises to be exempt from certain Pillar Two rules beginning in 2026. This side-by-side safe harbor must be enacted into the national laws of the countries adopting Pillar Two. U.S. multinationals will still be subject to Qualified Domestic Minimum Top‑Up Taxes and related reporting requirements under the Pillar Two framework. Once enacted, the side-by-side framework and related safe harbors should provide additional certainty that the Company’s income will not be subject to the extraterritorial tax (i.e., Income inclusion rule and Undertaxed profits rule) regimes enacted under Pillar Two. We continue to monitor any additional guidance released by the OECD, along with the pending and adopted legislation in the countries in which we operate.

Our domestic and international tax liabilities are dependent upon the distribution of profits among the different jurisdictions in which we operate. Our tax expense includes estimates of additional tax that may be incurred for tax exposures and reflects various estimates and assumptions. The assumptions include assessments of future earnings of the Company that could impact the valuation of our deferred tax assets. Our future results of operations could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in the overall profitability of the Company, changes in tax legislation and rates, changes in generally accepted accounting principles, and changes in the valuation of deferred tax assets and liabilities. Significant changes to tax laws or regulations and the positions of taxing authorities could have a substantial impact, positive or negative, on our effective tax rate, cash tax expenditures and cash flows, and deferred tax assets and liabilities. For example, in December 2023, the U.S. Treasury Department clarified that commercial grade aluminum can qualify for Section 45X of the Advanced Manufacturing Tax Credit, enacted as part of the Inflation Reduction Act (IRA). Section 45X provides a tax credit for certain costs incurred in the production of critical minerals, including aluminum. On October 24, 2024, the U.S. Treasury finalized the Proposed Regulations under Section 45X with important modifications including the ability to include the cost of certain direct and indirect materials in the cost base of the credit. The Proposed Regulation on the definition of aluminum was not finalized; the U.S. Treasury has indicated it will finalize the definition at a later date. The One Big Beautiful Bill Act (OBBBA), enacted on July 4, 2025, set a progressive phase-out of Section 45X credits beginning in 2031 and fully eliminates these credits beginning in 2034. Previously under the IRA, there was no phase out for critical materials, including aluminum. No other provisions of the OBBBA had a material impact to the Company’s financial position or results of operations in 2025. In 2025, the Company recorded benefits of $63 in Cost of goods sold, related to its Massena West smelter in New York and its Warrick smelter in Indiana.

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

Climate change, climate change legislation or regulations, and efforts to reduce greenhouse gas (GHG) emissions and build operational resilience to extreme weather conditions may adversely impact our operations and markets.

Several governments or regulatory bodies in areas where we operate, such as in the United States, Australia, Brazil, Canada, and the EU, have introduced or are contemplating legislative and regulatory change in response to the potential impacts of climate change, which could result in changes to the margins of GHG intensive assets and energy-intensive assets. These regulatory mechanisms relating to emissions may be either voluntary or legislated and the inconsistency of associated regulations may impact our operations directly or indirectly through customers or our supply chain. Assessments of the potential impact of future climate change legislation, regulation, and international treaties and accords are uncertain, given the wide scope of potential regulatory change in countries in which we operate and the diversity in the scope and development of such regulations. For example, in 2021, the European Commission proposed a Carbon Border Adjustment Mechanism (CBAM) as a levy on carbon-intensive imports, which was provisionally approved in December 2022. In October 2023, the CBAM entered into application of its transitional phase, which applies to aluminum, with the first reporting period for importers ending January 31, 2024, and full implementation of CBAM began on January 1, 2026. We may realize increased capital expenditures, costs, or taxes resulting from required compliance with revised or new legislation or regulations, including costs to purchase or profits from sales of allowances or credits under a carbon credit/pricing or “cap and trade” system, increased insurance premiums and deductibles as new actuarial tables are developed to reshape coverage, a change in competitive position relative to industry peers, and changes to profit or loss arising from increased or decreased demand for goods produced by the Company and, indirectly, from changes in costs of goods sold.

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

We also have operations in jurisdictions that have implemented or are developing regulations covering a variety of environmental and social topics, including GHG emissions, such as the European Union’s CSRD, and similar regulations under consideration in U.S. states and other countries in which we operate, which contain new and extensive disclosure requirements that may require additional resources and costs associated with compliance. If we fail to comply with the various reporting frameworks, we could face scrutiny from stakeholders and regulators, incur monetary penalties and reputational harm, and could become subject to litigation or result in other material impacts to our business.

In addition, regulations to combat climate change could impact the competitiveness of the Company, including the attractiveness of the locations of some of the Company’s assets. The global focus on climate is raising awareness in many countries, which could adversely affect our ability to mine and operate in sensitive areas like the Jarrah Forest and the Amazon.

The potential physical impacts of climate change or extreme weather conditions on the Company’s operations are highly uncertain, could be significant, and will be particular to the geographic circumstances. These may include changes in rainfall patterns, wildfires, heat waves, shortages or availability of water or other natural resources, changing sea levels, changing storm patterns, flooding, increased frequency and intensities of storms, and changing temperature levels. Any of these may disrupt our operations, hinder transportation of products to us or of our products to customers, interrupt energy supplies, prevent access to our facilities, negatively impact our suppliers’ or customers’ operations and their ability to fulfill contractual obligations to us, and/or cause damage to our facilities, all of which may increase our costs, reduce production, and adversely affect our business, financial condition, or results of operations. Measures to mitigate or adapt our assets, including current operations, closed or curtailed locations, and impoundment structures, to the potential physical climate-related risks may increase costs. In addition, we rely on our customers and suppliers to assess their own potential physical impacts of climate change and implement appropriate mitigation or adaptation actions. Thus, we may not be able to influence the resiliency of our suppliers or customers to potential physical impacts of climate change.

Our business, financial condition, and results of operations could be adversely affected by disruptions in the global economy caused by ongoing regional conflicts.

The global economy has been negatively impacted by ongoing regional conflicts, such as the conflict between Russia and Ukraine and the conflict in the Middle East. Such adverse and uncertain economic conditions have exacerbated supply chain disruptions and increased our costs for certain raw materials and energy, particularly in Spain which impacted the viability of the San Ciprián operations. Additionally, in 2022, in response to the conflict between Russia and Ukraine, we ceased purchasing raw materials from and selling our products to Russian businesses. Furthermore, governments in the United States, United Kingdom, and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. To date, these actions and other ongoing regional conflicts and responses have not had a material adverse impact on the Company’s business, but they could have material negative impacts if the conflicts continue and global sales of our products are affected.

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

Economic factors, including inflation and fluctuations in foreign currency exchange rates and interest rates, competitive factors in the countries in which we operate, and volatility or deterioration in the global economic and financial environment, have in the past and could in the future affect our business, financial condition, and results of operations. Changes in the valuation of the U.S. dollar against other currencies, particularly the Australian dollar, Brazilian real, Canadian dollar, euro, and Norwegian krone, which are the currencies of certain countries in which we have operations, may affect our profitability, as some important inputs are purchased in other currencies, while our products are generally sold in U.S. dollars. As the U.S. dollar strengthens, the cost curve shifts down for smelters outside the U.S., but costs for our U.S. smelting portfolio may not decline.

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

We have established strategies and expectations relating to certain environmental, social, and governance considerations, which include reducing GHG emissions, reducing water usage, reducing waste, improving safety performance, and managing social risks across our operations. These strategies and expectations reflect our current plans and aspirations, and there is no guarantee that they will be achieved. Our ability to achieve any such strategies or expectations is subject to numerous factors and conditions, some of which are outside of our control. Examples of such factors include, but are not limited to, evolving legal, regulatory, and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite suppliers, energy sources, or financing, and changes in carbon markets. Failures or delays (whether actual or perceived) in achieving our strategies or expectations related to these matters could expose us to potential liabilities, increased costs, reputational harm, and other adverse effects on our business.

Furthermore, many governments, regulators, investors, employees, customers, media outlets, and other stakeholders are increasingly focused on environmental, social, and governance considerations relating to businesses, and in some cases have divergent views on these issues, including relating to climate change and GHG emissions, biodiversity, and human capital strategies and programs. For example, the European Union reduced the scope and requirements of CSRD reporting but maintained disclosure requirements for certain non-EU companies exceeding the defined thresholds. Our business may face increased scrutiny from such stakeholders and if our strategies relating to environmental, social, and governance considerations do not meet stakeholder expectations and standards, which continue to evolve and may differ across jurisdictions in which we operate, our business, financial condition, results of operations, and reputation could be adversely impacted. Similarly, our failure or perceived failure to pursue or fulfill our strategies and manage expectations; comply with federal, state, regional, or international ethical, environmental, or other standards, regulations, or expectations; adhere to public statements; satisfy reporting standards; or meet evolving and varied stakeholder expectations within the timelines we announce, or at all, could have adverse operational, reputational, financial, and legal impacts.

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

In addition, because environmental laws, regulations, policies, and other requirements are constantly evolving, we will continue to incur costs to maintain compliance and such costs could increase materially and prove to be more limiting and costly than we anticipate. Evolving standards and expectations can result in potential litigation and/or increased compliance costs, all of which can have a material and adverse effect on our business operations, earnings, and cash flows. Future compliance with environmental, health, and safety legislation and other regulatory requirements or expectations may prove to be more limiting and costly than we anticipate and may disrupt our business operations and require significant expenditures. Our business, financial condition, or results of operations in a particular period could be materially affected by certain health, safety, or environmental matters, including remediation costs and damages related to certain sites.

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

In addition to its existing primary listing on the New York Stock Exchange (NYSE), Alcoa’s CDIs, each representing one share of the Company’s common stock, are listed on the Australian Stock Exchange and trade in Australian dollars under the symbol “AAI.”

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

Business Strategy Risks

We have incurred, and may incur in the future, significant costs associated with our strategy to transform and optimize our portfolio of mining, refining, and smelting assets, and we may not be able to realize the anticipated benefits from announced plans, programs, initiatives relating to our portfolio, capital investments, and developing technologies.

We are executing a strategy to achieve safety performance and operational excellence, build a high-performance culture, maintain a disciplined approach to capital allocation, and pursue pragmatic growth opportunities by strategically managing our portfolio of assets to maximize profitability, maintaining a strong balance sheet through monetization of non-operating assets and further reductions in total debt, while evaluating value-creating growth opportunities. We took actions to transform and optimize our portfolio of assets by completing the sale of our 25.1% ownership in the Saudi Arabia joint venture, announcing the closure of the Kwinana (Australia) refinery, and forming a joint venture to support the continued operation of the San Ciprián complex. In addition, we progressed the San Ciprián smelter restart to approximately 65 percent of capacity by December 31, 2025 and delivered annual production records at six operating sites across the world in 2025.

We have taken actions and may continue to plan and execute other actions to grow or streamline our portfolio. There is no assurance that anticipated benefits of our strategic actions will be realized. With respect to portfolio optimization actions such as divestitures, curtailments, closures, restarts, and redevelopment initiatives, we may face barriers to exit from unprofitable businesses or operations, including high exit costs or objections from various stakeholders, the lack of availability of buyers willing to purchase such assets at prices acceptable to us, delays due to our ability to obtain regulatory approvals or due to government intervention, continuing environmental obligations, and third parties unwilling to release us from guarantees or other credit support provided in connection with the sale of assets. In addition, we may retain liabilities from such transactions, have ongoing indemnification obligations, and incur unforeseen liabilities for divested entities if a buyer fails to honor all commitments.

Our business operations are capital intensive, and portfolio optimization actions such as the curtailment or closure of operations or facilities may include significant costs and charges, including asset impairment or restructuring charges and other measures. There can be no assurance that such actions will be undertaken or completed in their entirety as planned at the anticipated cost or will result in being beneficial to the Company. The effect of closures, curtailments, and divestitures over time will reduce the Company’s cash flow and earnings capacity and result in a less diversified portfolio of businesses, and we will have a greater dependency on remaining businesses for our financial results. Additionally, curtailing certain existing facilities, whether temporarily or permanently, may require us to incur curtailment and carrying costs related to those facilities, as well as further increased costs should production be resumed at any curtailed facility, which could have an adverse effect on our business, financial results, and results of operations. In September 2025, Alcoa announced the permanent closure of the Kwinana alumina refinery, which had been fully curtailed since June 2024. The Company recorded charges of $895 associated with the closure, and cash outlays (which includes existing reserves) related to the full curtailment and closure of the Kwinana refinery were $212 in 2025. Additional cash outlays of approximately $525 are expected through 2031. We continue to evaluate assets for opportunities for improvement to remain profitable throughout business cycles.

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

We participate in joint ventures, including in some instances where the Company is a minority owner and does not operate the assets, have formed strategic alliances, including in some instances with governments, and may enter into other similar arrangements in the future. Although the Company has sought to protect our interests, joint ventures and strategic alliances inherently involve special risks and may not achieve the intended results. Whether or not the Company holds majority interests or maintains operational control in such arrangements, our joint venture and other business partners may take certain actions and positions, or experience difficulties that may negatively impact the Company and/or its reputation, such as:

•
Advancing economic, political, social, or business policies, agendas, interests or goals that are inconsistent with, or opposed to those of, the Company and our stakeholders;
•
Exercising veto rights to block actions that we believe to be in our or the joint venture’s or strategic alliance’s best interests;
•
Taking action contrary to our policies or objectives with respect to our investments; and,
•
As a result of the exercise of sovereign rights, government’s appropriation of necessary funds and adherence to ministerial functions, or financial or other difficulties, be unable or unwilling to fulfill their obligations under the joint venture, strategic alliance, or other agreements, such as contributing capital to expansion or maintenance projects.

We continuously evaluate and may in the future enter into additional strategic business transactions. For example, in March 2025, Alcoa and Trento EQT entered into a joint venture agreement whereby Alcoa owns 75% of the San Ciprián operations and continues as the managing operator and Trento EQT owns 25%. Any such transactions could happen at any time, could be material to our business, and could take any number of forms, including, for example, an acquisition, merger, joint venture, partnership, sale or distribution of certain assets, refinancing, or other recapitalization or material strategic transaction. There can be no assurance that our joint ventures, strategic alliances, or additional strategic business transactions will be beneficial to us, whether due to the above-described risks, unfavorable global economic conditions, increases in costs, foreign currency fluctuations, political risks, government interventions, retained liabilities, indemnification obligations, or other factors. Evaluating potential transactions and integrating completed ones may divert the attention of our management from ordinary operating matters. In addition, to the extent we consummate an agreement for the sale and disposition of an asset or asset group we may experience operational difficulties segregating them from our retained assets and operations, which could impact the execution or timing of such dispositions and could result in disruptions to our operations and/or claims for damages, among other things.

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

Available Capital and Credit-Related Risks

Significant declines in the market value of our marketable securities may have a material adverse effect on our results of operations should they occur.

Marketable securities consist of shares of Ma’aden acquired by Alcoa during the third quarter of 2025. Marketable securities are measured at fair value using quoted prices in active markets. Accordingly, gains and losses in fair value are recognized within earnings. The Company recorded mark-to-market gains of $197 related to marketable securities in 2025, and at December 31, 2025, the shares of Ma’aden were valued at SAR 60.95 per share, or $1,397. See Part II Item 8 of this Form 10-K in Note C to the Consolidated Financial Statements for more information on the Company’s marketable securities.

Significant declines in the market value of our noncurrent marketable securities could have a material adverse effect on our results of operations should they occur.

Our business and growth prospects may be negatively impacted by limits on our ability to fund capital expenditures.

We require substantial capital to invest in growth opportunities and to maintain and prolong the life and capacity of our existing facilities. Our ability to generate cash flows is affected by many factors, including market and pricing conditions. Insufficient cash generation or capital project overruns may negatively impact our ability to fund as planned our sustaining and return-seeking capital projects, and such postponement in funding capital expenditures or inadequate funding to complete projects could result in operational issues. For 2026, we project capital expenditures of $750, of which $675 is for sustaining capital projects and $75 is for return-seeking capital projects. If our technology research and development projects prove feasible with an acceptable expected rate of return, our capital expenditures for return-seeking projects would increase significantly over the next several years. To the extent our access to competitive financial, credit, capital, and/or banking markets becomes impaired, our operations, financial results, and cash flows could be adversely impacted. We may also need to address commercial, political, and social issues in relation to capital expenditures in certain of the jurisdictions in which we operate. If our interest in our joint ventures is diluted or we lose key concessions, our growth could be constrained. Any of the foregoing could have a material adverse effect on our business, results of operations, financial condition, and prospects.

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

Alcoa and Alcoa Nederland Holding B.V. (ANHBV), a wholly-owned subsidiary of Alcoa, are party to a revolving credit agreement with a syndicate of lenders and issuers named therein (as subsequently amended, the Amended Revolving Credit Facility). Alcoa and ANHBV are also party to a revolving credit agreement available to be drawn in Japanese yen (as subsequently amended, the Amended Japanese Yen Revolving Credit Facility). In addition, ANHBV is the issuer of Senior Notes maturing in 2028, 2029, and 2031, and Alumina Pty Ltd, a wholly-owned subsidiary of Alcoa, is the issuer of Senior Notes maturing in 2030 and 2032, each governed by separate indentures. The terms of the Amended Revolving Credit Facility, Amended Japanese Yen Revolving Credit Facility, and the indentures governing such outstanding notes contain covenants that could impose significant operating and financial restrictions on us upon non-compliance, including our ability to, among other things:

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
•
Consolidate, merge, sell, or otherwise dispose of all or substantially all of Alcoa’s, ANHBV’s, Alumina Pty Ltd’s, or a subsidiary guarantor’s assets; and,
•
Specific to the notes issued by ANHBV, take any actions that would reduce our ownership of AWAC entities below an agreed level.

The Amended Revolving Credit Facility requires us to comply with financial covenants which includes maintaining an interest expense coverage ratio of not less than 4.00 to 1.00 and a debt to capitalization ratio not to exceed .60 to 1.00. The results of the calculation of these ratios, when considering the Company’s existing debt obligations, affects and could restrict the amount of additional borrowing capacity under the Company’s Amended Revolving Credit Facility or other credit facilities, and ANHBV’s and Alumina Pty Ltd’s ability to make restricted payments, to make investments, and to incur indebtedness.

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

The Amended Japanese Yen Revolving Credit Facility includes covenants that are substantially the same as those included in the Amended Revolving Credit Facility. In addition, obligations under the Amended Japanese Yen Revolving Credit Facility are secured by, subject to certain exceptions, a first priority security interest in substantially all assets of the Company, the Borrower, the material domestic wholly-owned subsidiaries of the Company, and the material foreign wholly-owned subsidiaries of the Company located in Australia, Brazil, Canada, Luxembourg, the Netherlands, Norway, and Switzerland including equity interests of certain subsidiaries that directly hold equity interests in AWAC entities.

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

If an event of default were to occur under any of the agreements relating to our outstanding indebtedness, including the Amended Revolving Credit Facility, the Amended Japanese Yen Revolving Credit Facility, and the indentures governing our notes, we may not be able to incur additional indebtedness under the Amended Revolving Credit Facility or the Amended Japanese Yen Revolving Credit Facility and the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot assure that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default, which could have a material adverse effect on our ability to continue to operate as a going concern. Further, if we are unable to repay, refinance, or restructure our secured indebtedness, the holders of such indebtedness could proceed against the collateral securing that indebtedness. In addition, any event of default or declaration of acceleration under one debt instrument also could result in an event of default under one or more of our other debt instruments.

We cannot guarantee that we will continue to return capital to our stockholders through the payment of cash dividends and/or the repurchase of our common stock. The reduction or discontinuation of the payment of cash dividends to our stockholders or the repurchase of our shares of common stock could adversely affect the market price or liquidity of our shares.

In October 2021, the Company’s Board of Directors initiated a quarterly cash dividend program, at $0.10 per share. In July 2022, the Board of Directors approved a common stock repurchase program under which the Company may purchase shares of its outstanding common stock up to an aggregate transactional value of $500, depending on the Company’s continuing analysis of market, financial, and other factors (the July 2022 authorization). This common stock repurchase authorization does not have a predetermined expiration date. As of December 31, 2025, $500 remained available for repurchase pursuant to this authorization. The Company is under no obligation to pay any cash dividends to stockholders or to repurchase our outstanding shares of common stock at any particular price or at all, and the payment of dividends and/or repurchases of stock may be limited, suspended, or discontinued at any time in our discretion and without notice. The Company set each of the current dividend and July 2022 authorizations at a level it believes is sustainable throughout the commodity cycle, based on our current financial position and reasonable expectations of cash flow. In addition, as described elsewhere in this “Risk Factors” section, the Company’s Amended Revolving Credit Facility and Amended Japanese Yen Revolving Credit Facility could inhibit the Company’s ability to make certain restricted payments, including the amount of dividends and payments to redeem, repurchase, or retire equity securities or other indebtedness, if the Company does not maintain certain financial ratios.

The Company intends to pay dividends on a quarterly basis. Dividends on Alcoa Corporation stock are subject to authorization by the Company’s Board of Directors. The payment, amount, and timing of dividends, if any, depends upon matters deemed relevant by the Company’s Board of Directors, such as Alcoa Corporation’s financial position, results of operations, cash flows, capital requirements, business condition, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate.

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

We depend on information and communications technology, networks, software, and related systems to operate our business, including production controls and operating systems at our facilities and systems for recording and processing transactions, interfacing with customers, financial reporting, and protecting the personal data of our employees and other confidential information. Our global operations require increased reliance on technology, which expose us to risks of disruption to our operations and business processes and theft of proprietary information, including trade secrets and other intellectual property, that could have a material adverse effect on our business, financial condition, and results of operations. The protection of such information, as well as sensitive customer information, personal data of our employees, and other confidential information, is critical to us. We face global cybersecurity threats, which may range from uncoordinated individual attempts to sophisticated and targeted measures, known as advanced persistent threats, directed at the Company.

Cyber attacks and other cyber incidents are more frequent and sophisticated, are constantly evolving, including through the use of artificial intelligence, and are being made by groups and individuals with significant resources that employ a wide range of expertise and motives. Such attacks are also increasing in complexity, which may make cyber attacks more difficult to detect, contain, and mitigate. Cyber attacks and security breaches may include, but are not limited to, unauthorized attempts to access information or digital infrastructure, efforts to direct payments to fictitious parties, system outages from viruses, ransomware, malicious code or misconfigurations, hacking, social engineering (such as phishing and SMSishing) to obtain credentials, denial of service of a website, and other electronic security breaches, any of which could have a material adverse effect on our business, financial condition, and results of operations. Certain techniques used in cyber attacks may not be immediately detectable, we may be unable to anticipate or detect these techniques, such as use of a zero-day exploit or unknown malware, immediately identify the scope and impact of an incident, contain the incident within our systems, or implement preventative or remediation measures, which may have a material adverse effect on our business, financial condition, and results of operations. In addition, we utilize third-party vendors for certain software applications, storage systems, and cloud computing services. Cyber attacks, security breaches, or other incidents on the information technology systems of our service providers or business partners could materially impact us. We have in the past experienced attempts and incidents by external parties to penetrate our and our service providers or business partners networks and systems. Such attempts and incidents to date have not had a material adverse effect on our business, financial condition, or results of operations.

We continue to assess potential cyber threats and invest in our technology infrastructure, including technologies, processes, and people, to address these threats. Actions to address these threats include monitoring networks and systems, training employees on cyber threats, including as it applies to working remotely, and enhancing security policies of the Company and its third-party providers. While the Company continually works to strengthen our systems and security measures, safeguard information, and mitigate potential risks, there is no assurance that such actions will be sufficient to prevent or timely detect cyber attacks or security breaches. Some intrusions could manipulate or improperly use our systems or networks, disclose, or compromise confidential or protected information, destroy, or corrupt data, or otherwise disrupt our operations, and because of any of these things, could have a material adverse effect on our business, financial condition, and results of operations.

In addition, some cybersecurity incidents could negatively impact our reputation and competitive position, and could result in litigation with third parties, regulatory action, loss of business, theft of assets, and significant remediation costs, and because of any of these things, could have a material adverse effect on our financial condition and results of operations. Such security breaches could also result in a violation of applicable U.S. and international privacy and other laws, and subject us to litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability. For example, the European Union’s General Data Privacy Regulation (GDPR) subjects companies to a range of compliance obligations regarding the handling of personal data. In the event our operations are found to be in violation of the GDPR’s requirements, we may be subject to significant civil penalties, business disruption, and reputational harm, any of which could have a material adverse effect on our business, financial condition, or results of operations. Some cyber attacks or breaches could require significant management attention and resources and result in the diminution of the value of our investment in research and development, which could have a material adverse effect on our business, financial condition, or results of operations.

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

The Company maintains cybersecurity risk management processes that span multiple functions, including, but not limited to, third-party risk management and vulnerability management. These processes are supported by technologies designed to provide visibility into, and protection against, cybersecurity risks, including real-time monitoring of network and system traffic. The Company has established a comprehensive framework of policies and standards to assess, identify, and manage material cybersecurity risks, including an incident response plan, business continuity plan, crisis management plan, and disaster recovery capabilities, all of which are regularly tested and updated. In addition, the Company employs personnel dedicated to promoting cybersecurity awareness and delivering training across the organization.

The Company engages third-party assessors, consultants, and auditors to assist in assessing, identifying, and managing risk from cybersecurity threats. Third parties assist the Company by (i) providing regular penetration testing and vulnerability assessments; (ii) assessing and maintaining our formal incident response policies, including the use of tabletop testing; and (iii) providing multiple sources of threat intelligence information that are fed directly into our technical security platforms and our awareness campaigns, including ongoing network monitoring. The Company also has a comprehensive third-party information security monitoring program in place.

Alcoa has implemented processes designed to identify and mitigate cybersecurity threats associated with our use of third-party service providers. Such providers are subject to a security risk assessment prior to engagement to determine if they meet defined levels of security capabilities. Our master services agreements with third-party service providers include several security requirements, including audit rights for the Company. After engagement, third-party service providers are subject to audits in which contract owners within Information Technology Automation Solutions (ITAS) validate that any certifications a vendor had upon engagement are maintained throughout the life of the agreement.

We have in the past experienced attempts and incidents by external parties to penetrate our, our service providers’, and our business partners’ networks and systems. To date, no cybersecurity incident or attack, or any risk from cybersecurity threats, has materially affected or has been determined to be reasonably likely to materially affect the Company or our business strategy, results of operations, or financial condition. See Part I Item 1A of this Form 10-K for more information on risks.

Governance

The Alcoa Board of Directors (Board) is responsible for the oversight of our cybersecurity risk management program, and specifically, reviews and oversees the Company’s risk management and strategy relating to cybersecurity, including cybersecurity developments and threats and the Company’s process for assessing, managing, and mitigating material cybersecurity risks and threats. The Board receives regular updates from the Chief Information Security Officer (CISO) and the Chief Information Officer (CIO) regarding the state of the Company’s cybersecurity program, cybersecurity developments, and emerging threats, as well as regarding the Company’s strategy to mitigate cybersecurity risks, which includes regular vulnerability assessments and employee training on cybersecurity matters. Alcoa’s CISO is responsible for maintaining identified material cybersecurity risks within the Company’s ERM platform. On a quarterly basis, the CISO reviews and updates risks, as well as the control procedures in place. These risks are regularly reported to the Board. Between Board meetings, the Audit Committee assists the Board in its review and oversight of the Company’s risk management and strategy relating to cybersecurity, and regularly reports to the Board on such activities. The Audit Committee also escalates matters to the full Board, as necessary.

Alcoa’s CISO has over thirty years of experience in information technology, including over fifteen years in cybersecurity, and prior to joining Alcoa, was the CISO of the U.S. business of a large global insurance and asset company and was responsible for the security of data, systems, and processes supporting customer assets. Alcoa’s CISO maintains professional certifications in information security, participates in intelligence sharing organizations, and has extensive cybersecurity risk management experience in manufacturing organizations and reports to the CIO. Alcoa’s CIO has almost thirty years of information technology experience, including a diverse knowledge in manufacturing and process control solutions, corporate applications, infrastructure, and service delivery operations. The CISO closely collaborates with the CIO and Chief Financial Officer in managing material risks from cybersecurity threats. Alcoa also maintains an information security steering committee (ISSC), which oversees current and emerging cybersecurity risks and investments in the cybersecurity risk protections for the Company. The steering committee is comprised of a cross-functional team of leaders from across Alcoa’s business groups, including the CISO (the ISSC Chair) and CIO.

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

Item 2. Properties.

(dollars in millions, except per-ton amounts)

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

The following map shows the locations of our operations as of December 31, 2025:

Mosjøen
Fjarðaál
Lista
Strathcona[1,2]
Manicouagan[1]
Baie-Comeau
Bécancour
Deschambault
Massena West
Warrick
Lake Charles[2]
San Ciprián JV
Guinea[1]
Juruti
São Luís
Estreito[1]
Serra do Facão[1]
Machadinho[1]
Barra Grande[1]
Poços de Caldas
Huntly
Willowdale
Pinjarra
Wagerup
Portland
ALUMINA
Mine
Refinery
ALUMINUM
Smelter/Casthouse
Energy
Location data as of December 31, 2025
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

As of December 31, 2025, the Company’s individually material mining properties, as determined in accordance with subpart 1300 of Regulation S-K, are its bauxite mining properties in the Darling Range of Western Australia (Darling Range) and Juruti, Brazil (Juruti).

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

The following table shows the Alcoa share (proportion) of annual production tonnage at each of our bauxite mining properties and in the aggregate for each of the last three fiscal years.

Summary of Attributable Annual Bauxite Production in mdmt for the years ended December 31, 2025, 2024, and 2023, respectively:

Country	Property (Region)	2025	2024	2023
Australia	Darling Range (Western Australia, WA)	25.8	27.7	30.9
Brazil	Juruti (Pará State)	6.7	5.6	5.0
Brazil	Poços de Caldas (Minas Gerais)	0.5	0.4	0.4
Guinea	Boké (Sangaredi)	3.7	3.4	3.6
Saudi Arabia	Al Ba’itha (Al Qassim)(1)	0.8	1.2	1.1
		37.5	38.3	41.0
(1)
Amounts shown for the year ended December 31, 2025 represent production prior to the Company’s sale of its interest in MBAC on July 1, 2025. Related mining operations were not material to the Company’s business or financial condition after consideration of both quantitative and qualitative factors assessed in the context of the Company’s overall business and financial condition.

The following tables summarize certain information regarding our bauxite mining properties. The information that follows relating to Darling Range and Juruti is derived, for the most part, from the technical report summaries relating to such properties prepared in compliance with Item 601(b)(96) and subpart 1300 of Regulation S-K. Portions of the following information are based on assumptions, qualifications, and procedures that are not fully described herein. Reference should be made to the full text of the Technical Report Summary for Darling Range, Western Australia, dated February 26, 2026, with an effective date of December 31, 2025, filed as Exhibit 96.1 to this Form 10-K (the Darling Range TRS), and the Technical Report Summary for Juruti, Brazil, dated February 24, 2022, with an effective date of December 31, 2021, incorporated by reference as Exhibit 96.2 to this Form 10-K (the Juruti TRS), which are incorporated by reference herein.

Bauxite Interests and Operators:

Property (Region)	Access/Transportation	Operator	Owners’ Mining Rights(1)	Expiration Date of Mining Rights	Titles, Rights, Leases or Options	Area (hectares)
Darling Range(2) (WA)	Accessed by road. Ore transported via long-distance conveyor to refineries.	AofA	100%	2045	Mining lease from the WA Government. ML1SA.	702,261
Juruti(3) (Pará State)	Accessed by road from Juruti town, by boat along the Amazon River, or by air from Juruti Airport. Ore transported from the mine to Juruti port by company-operated rail.	AWAB	100%	2100(4)	Mining licenses from the Government of Brazil and Pará. Mining rights do not have a legal expiration date. Various permits have been administratively renewed or are in the process of being renewed.	200,255
Poços de Caldas (Minas Gerais)	Accessed by road. Ore transported from the mine to the refinery by road.	Alcoa Alumínio	100%	2035(4)	Mining licenses from the Government of Brazil and Minas Gerais. Company claims and third-party leases.	11,137
Boké (Sangaredi)	Accessed by road from Sangaredi and public airports. Ore transported by company-operated rail to Kamsar port.	CBG	22.95%	2039	Mining lease from Government of Guinea. The lease is renewable in 25-year increments. CBG’s rights are specified within the Basic Agreement and Amendment 1 to the Basic Agreement with the Government of Guinea.	293,900
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

Bauxite Mine Types and Facilities:

Property (Region)	Development Stage	Type of Mine and Mineralization	Processing Plant	Other Facilities
Darling Range(1) (WA)	Production/ Operating	Open-cut mines. Bauxite is lateritic formed through weathering of Archean granites and gneisses.	N/A Ore crushing only.	Administrative buildings and workshops, crushers, long-distance conveyors. Power supplied from natural gas.
Juruti(2) (Pará State)	Production/ Operating	Open-cut mines. Bauxite is lateritic formed through weathering of Cretaceous Alter do Chao Formation sedimentary sequence.	Fixed plant for ore crushing and washing.

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

Bauxite Mineral Resources and Mineral Reserves

In accordance with subpart 1300 of Regulation S-K, management engaged SLR Consulting Limited as the qualified persons to prepare technical report summaries for the disclosure of mineral resources and reserves at Darling Range and Juruti. The tables shown below of resources and reserves by mining property were prepared using the results of the procedures performed by the qualified persons, which have no affiliation with or interest in Alcoa or our mining properties.

Summary of Attributable Bauxite Mineral Resources Exclusive of Mineral Reserves at December 31, 2025:

	Measured			Indicated			Measured + Indicated			Inferred
Property (Region)	Tonnage (mdmt)(1)	Alumina (%)	Silica (%)	Tonnage (mdmt)(1)	Alumina (%)	Silica (%)	Tonnage (mdmt)(1)	Alumina (%)	Silica (%)	Tonnage (mdmt)(1)	Alumina (%)	Silica (%)
Darling Range (WA)(2)	133.6	30.1	1.9	53.2	29.7	1.6	186.8	30.0	1.8	51.9	31.9	1.1
Juruti (Pará State)(3)	5.6	44.5	5.3	57.9	45.3	4.4	63.5	45.3	4.5	514.2	45.6	4.6
Poços de Caldas (Minas Gerais)(4)	2.0	38.0	4.8	7.2	36.8	5.5	9.2	37.1	5.4	2.9	35.5	5.6
Boké (Sangaredi)(5)	65.0	44.3	2.2	1,373.1	46.6	2.3	1,438.1	46.6	2.3	174.5	45.8	2.4
(1)
This table shows only the Alcoa share (proportion) of mineral resources. The reference point for the mineral resource is the in situ predicted dry tonnage and grade of material to be delivered to the refinery stockpile following the application of mining design parameters. Metallurgical recovery has not been directly considered in the estimation of the mineral resource as the Darling Range operations do not include a conventional processing plant, only crushing. The metallurgical recovery of the refineries (Pinjarra and Wagerup) are beyond the boundaries of the mining operations. Certain totals may not sum due to rounding.
(2)
Alumina for the Darling Range is stated as Available Alumina (as A.Al2O3) and Silica is stated as Reactive Silica (as R.SiO2). Darling Range mineral resources are estimated using an alumina life of mine price of $500 per ton and a caustic soda life of mine price of $300 per ton. Mineral resources for the polygonal models are estimated at a ≥ 27.5 percent A.Al2O3 and ≤3.5 percent R.SiO2 cut-off grade and at a minimum mining thickness of 1.5 meters (m).
(3)
Alumina for Juruti is stated as Available Alumina (as A.Al2O3) and Silica is stated as Reactive Silica (as R.SiO2). Juruti mineral resources are estimated at a pit discard cut-off value based on a benefit calculation that determines whether a block is economically viable and has a minimum thickness of 1 m. Further, mineral resources are estimated using a long-term bauxite price of approximately $35 (wet-base) per ton, representing a 30 percent increase over the mineral reserve bauxite price.
(4)
Alumina for Poços de Caldas is stated as Available Alumina (as A.Al2O3) and Silica is stated as Reactive Silica (as R.SiO2). Poços de Caldas mineral resources are estimated at a pit discard cut-off value based on a benefit calculation that determines whether a block is economically viable.
(5)
Alumina for Boké is stated as Total Alumina (as T.Al2O3) and Silica is stated as Total Silica (as T.SiO2). Boké resources are estimated at a ≥ 41 percent T.Al2O3 and ≤10 percent T.SiO2 cut-off grade. Tonnage reported on a 3 percent moisture basis.

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

Summary of Attributable Bauxite Mineral Reserves at December 31, 2025:

	Proven			Probable			Total
Property (Region)	Tonnage (mdmt)(1)	Alumina (%)	Silica (%)	Tonnage (mdmt)(1)	Alumina (%)	Silica (%)	Tonnage (mdmt)(1)	Alumina (%)	Silica (%)
Darling Range(2)	33.4	29.3	1.8	359.5	31.4	1.5	392.9	31.2	1.5
Juruti (Pará State)(3)	38.9	47.8	3.6	31.1	46.3	3.5	70.0	47.0	3.6
Poços de Caldas (Minas Gerais)(4)	0.8	40.8	3.6	1.3	40.6	3.7	2.1	40.7	3.7
Boké (Sangaredi)(5)	78.8	46.3	1.9	3.5	45.3	1.8	82.2	46.3	1.9
(1)
This table shows only the Alcoa share (proportion) of mineral reserves. The reference point for the mineral reserve is the refinery processing plant gate, with crushing, washing (as applicable), and transportation being the only process employed. Metallurgical recovery factor for extractable alumina of 93 percent has been applied during optimization at Darling Range. Certain totals may not sum due to rounding.
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
(5)
Alumina for Boké is stated as Total Alumina (as T.Al2O3) and Silica is stated as Total Silica (as T.SiO2). Boké reserves are estimated at a ≥ 45 percent T.Al2O3 and ≤10 percent T.SiO2 cut-off grade. Tonnage reported on a 3 percent moisture basis.

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

Coordinate System: AGD 1984 AMG Zone 50
Projection: Transverse Mercator
Datum: Australian 1984
Legend
Mineral Lease 1sa
Mining Regions
North
Huntly
Willowdale
Exploration Mapsheets
Conveyor
Alcoa Refinery
360000
390000
420000
450000
480000
6460000
6420000
6380000
6340000
6300000
North
Beraking North
Beraking East
Beraking West
Jarrahdale
Monadnocks East
Myara North
Myara
Mccoy
Oneil
Oneil East
Willard
White
McCoy
Huntly
Del Park
Teesdale
Holyoake
Dwellingup
Antiope
Orion
Arundel
Larego
East Murray
Cornwall
Bednall
Perth
Perth Airport
Kwinana Port
Mandurah
Pinjarra
Pinjarra Refinery
Waroona
Wagerup Refinery
Boddington
Williams
Bunbury Port
Bunbury
Collie
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

Mining infrastructure in the Darling Range is generally concentrated at the Myara site in the northwest of the Huntly mining center, and at the Larego site (20 km southeast of the Wagerup refinery) in the center of the Willowdale mining center. Both infrastructure areas include:

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

Huntly is accessible from the South Western Highway via Del Park Road, which connects the town of North Dandalup in the north with Dwellingup in the south. From Del Park Road, a 3 km road following the route of the bauxite conveyor to the Pinjarra refinery provides access to the Huntly site administration offices. Willowdale is similarly accessible, 19 km from the South Western Highway via Willowdale Road, a road to the south of Waroona. There are several airstrips in the region, although the closest major airport is in Perth, approximately 70 km north of North Dandalup. The nearest commercial port is at the permanently closed Kwinana refinery, approximately 40 km south of Perth.

There is an extensive haul road network and overland conveyors transport crushed bauxite from the main mining hubs to the Wagerup and Pinjarra refineries.

Alcoa’s Darling Range mining operations do not produce mine waste in the same manner as conventional mining operations and waste dumps are not constructed.

Alcoa’s Darling Range facilities are in a well-maintained condition. Net book value of these facilities as of December 31, 2025 of $691 is included in Properties, plants, and equipment, net on the Consolidated Balance Sheet.

Refer to the Darling Range TRS in Sections 14.0 and 15.0 for more information on the surface infrastructure and facilities of the Darling Range.

Land Tenure and Permitting

Bauxite occurrences were first recorded in the Darling Range in 1902, with studies and exploration subsequently conducted by the Geological Survey of Western Australia until the 1950s. Commercial exploration took place from 1957 by Western Mining Corporation Ltd (later Western Australia NL, or WANL), across a large portion of southwest Western Australia within a Special Mineral Lease (ML1SA) granted in 1961. Commercial mining first took place within the Darling Range in 1963 at the former Jarrahdale mining center with WANL having joined with Alcoa. The Huntly and Willowdale mines commenced commercial production in 1972 and 1984, respectively. Huntly supplies bauxite to the Pinjarra refinery (approximately 16 Mtpa), while Willowdale supplies the Wagerup refinery (approximately 10 Mtpa).

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

Additionally, the 2023-2027 MMP requires additional constraints including: a reduction in mining activities inside higher risk areas within drinking water catchments; no mining within 1 km of the top water level after June 30, 2024; no new mining pit clearing in areas with an average pit slope greater than 16 percent within any Reservoir Protection Zone (RPZ, 2 km from reservoir top water level); an acceleration of forest rehabilitation and a reduction in open mining areas; and a maximum annual clearing footprint of 800 ha. In October 2024, the 2023-2027 MMP approval was rolled over to cover the time period of 2024-2028 with the same conditions, noting some temporal conditions of the 2023-2027 MMP had expired and Alcoa had met certain other conditions prior to October 2024. The mineral resources and mineral reserves have been adjusted to reflect the conditions and will continue to change as new commitments are made or if future approvals require additional constraints. The Company is aiming to have the 2025-2029 MMP in place in the first half of 2026.

Mining on a day-only basis is conducted in “noise zones” where noise from the mining operations will potentially exceed allowable levels. The operation actively seeks to maintain lower noise levels than those mandated.

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

In December 2023, the Western Australian government granted a section 6 exemption under the Environmental Protection Act 1986 that allows Alcoa to continue its mining operations while the Western Australian Environmental Protection Authority (WA EPA) assesses the environmental impact of parts of the MMP, following a third party’s referral of the Company’s future and existing mine plans in existing mine regions to the WA EPA in the first quarter of 2023. Compliance against the section 6 exemption is monitored on a weekly basis by an independent compliance monitor and reported monthly to the Department of Water and Environmental Regulation. In connection with the section 6 exemption, AofA committed to provide a bank guarantee which demonstrates Alcoa’s confidence that its operations will not impair drinking water supplies. In September 2024 and October 2024, AofA delivered bank guarantees totaling $67 (A$100). The requirement to provide financial assurance will expire upon the completion of the WA EPA’s assessment of the Company’s mine plans.

Alcoa is modernizing its environmental approvals framework for the Huntly bauxite mine and referred future mining plans to access Myara North and Holyoake to the WA EPA for assessment in 2020.

In January 2026, Alcoa submitted responses to comments received from government entities during the 12-week public comment period (which opened in May 2025) for the 2023-2027 MMP and the future mine areas (referred in 2020). The Company is committed to continuing to work collaboratively with stakeholders to achieve Ministerial decisions by the end of 2026.

In February 2026, Alcoa agreed with the Australian federal government to undertake a strategic assessment for all current and potential future mine areas (excluding Myara North and Holyoake) through the term of its existing mine lease ending in 2045 under the Environment Protection and Biodiversity Conservation Act. The Australian federal government granted Alcoa a national interest exemption that allows Alcoa to continue its mining operations at the Huntly and Willowdale mines for 18 months while the strategic assessment is completed. In addition, Alcoa entered into two enforceable undertakings with the Department of Climate Change, Energy, the Environment and Water (DCCEEW), related to mining activities for the period from 2019 to 2025 at the Huntly mine. Under the terms of the enforceable undertakings, Alcoa is required to provide a total of $36 (A$55) for investments in environmental offsets to counterbalance impacts caused by mine development and the funding of various conservation programs.

Refer to the Darling Range TRS in Section 17.0 for more information on the environmental, social, compliance, and permitting aspects of the Darling Range.

Mineral Resources and Mineral Reserves

In 2025, the economic cut-off for long term mine planning blocks at Darling Range was determined using an optimization that considers a base alumina price with deductions for costs associated with mining and processing the ore from each resource pit.

For information on Darling Range mineral resources and mineral reserves, refer to the tables above. For comparative purposes:

•
measured and indicated mineral resources were 186.8 mdmt and 188.4 mdmt as of December 31, 2025 and 2024, respectively, representing a decrease of less than 1 percent;
•
inferred mineral resources were 51.9 mdmt and 101.4 mdmt as of December 31, 2025 and 2024, respectively, representing a decrease of 49 percent;
•
proven reserves were 33.4 mdmt and 26.1 mdmt as of December 31, 2025 and 2024, respectively, representing an increase of 28 percent; and,
•
probable reserves were 359.5 mdmt and 397.6 mdmt as of December 31, 2025 and 2024, respectively, representing a decrease of 10 percent.

The decrease in measured and indicated mineral resources from December 31, 2024 to December 31, 2025 is due to mining depletion, changes to constraints, and extensions to MAZ partially offset by changes to mine scheduling. The decrease in inferred mineral resources from December 31, 2024 to December 31, 2025 is due to ongoing exploration activities, extensions to MAZ, and changes to constraints. The mineral reserves decrease from December 31, 2024 to December 31, 2025 is primarily attributable to changes to constraints, extensions to MAZ, and mining depletion in 2025, partially offset by ongoing exploration activities.

Additionally, refer to the Darling Range TRS Section 11.0 and 12.0 for more information on the mineral resources and mineral reserves of the Darling Range mines.

Individual Property Disclosure—Juruti

Property Location and Description

The Juruti bauxite mine is located in the west of Pará State in northern Brazil. The mine is approximately 55 km south from the town of Juruti on the southern shore of the Amazon River. The mine is owned and operated by Alcoa through AWAB. The Juruti bauxite mine represents an established mining operation which commenced commercial production of bauxite in 2009.

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
Site access road;
•
Water supply intake raft, pumps, and approximate 9 km pipeline from the Juruti Grande stream;
•
Power generation via thermoelectric units at the mine and port;
•
Surface water management including drainage channels and pumps;
•
Off-site rail corridor between the mine and port; and,
•
Port facilities including rail siding, material handling equipment, and ship loader.

The Juruti mining area is connected to Juruti town and port facilities by a road that joins to the PA-257 road near the town, and a dedicated railway between the mining area and port. There are very few major roads across the region and the only major road in this area is the PA-257.

The nearest major city to Juruti is Santarém, approximately 160 km to the east and is only accessible by boat or by air from Juruti Airport (JRT) to Santarém-Maestro Wilson Fonseca Airport (STM). National roads connect Santarém to wider Pará State including the port city of Belém on Brazil’s northern coast, approximately 1,400 km by road via the 230 and PA-151 roads.

Juruti began production in 2009 and the facilities are in a well-maintained condition. Net book value of these facilities as of December 31, 2025 of $429 is included in Properties, plants, and equipment, net on the Consolidated Balance Sheet.

Refer to the Juruti TRS in Sections 14.0 and 15.0 for more information on the surface infrastructure and facilities of the Juruti mine.

Land Tenure and Permitting

All exploration and mining activities are managed by the National Mining Agency, Agência Nacional de Mineração (ANM), under the Mining Code (1967). Permits are granted by the ANM and fall into two categories:

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
o
Submit annual reports on all mining / processing activities (Relatório Annual de Lavra, or RAL) to the ANM;
o
Make compensation payments to landowners in line with the agreements made for mining easement; and,
o
Make Brazilian Mineral Royalty payments (Compensação Financeira pela Exploração de Recursos Minerais, or CFEM).

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

Fine materials removed from ore are deposited in a thickening pond for settling and water reclamation, after which solid tailings are discarded into separate tailings ponds. There is currently one thickening pond and eight disposal ponds.

Refer to the Juruti TRS in Sections 12.0 and 13.0 for a detailed description of the mineral reserves and mining methods used in the Juruti mine.

Environmental and Social

Alcoa submits annual environmental reports in compliance with the Juruti operating licenses and approvals. Alcoa has shown that the Company works proactively with key regulatory agencies to address any operational non-compliances and implement operational improvements to reduce releases to the environment. No significant compliance issues were identified in the 2023/2024 and 2024/2025 annual environmental reports. Alcoa obtained approval to move the surface water abstraction point in the Grande waterbody in 2024, due to low water levels. The operation now has three options for abstraction points. In 2024, the historically low water levels in the Amazon River required dredging to alleviate the impact on shipping operations. Closing the harbor affected community use, resulting in an increase in community complaints. Alcoa consulted the affected communities and have agreed upon compensation arrangements.

Refer to the Juruti TRS in Section 17.0 for more information on the environmental, social, compliance, and permitting aspects of the Juruti mine.

Mineral Resources and Mineral Reserves

For information on Juruti mineral resources and mineral reserves, refer to the tables above. For comparative purposes:

•
measured and indicated mineral resources were 63.5 mdmt and 64.0 mdmt as of December 31, 2025 and 2024, respectively, representing a decrease of less than 1 percent;
•
inferred mineral resources were 514.2 mdmt and 514.3 mdmt as of December 31, 2025 and 2024, respectively, representing a decrease of less than 1 percent;
•
proven reserves were 38.9 mdmt and 43.5 mdmt as of December 31, 2025 and 2024, respectively, representing a decrease of 11 percent; and,
•
probable reserves were 31.1 mdmt and 33.0 mdmt as of December 31, 2025 and 2024, respectively, representing a decrease of 6 percent.

The decrease in mineral resources is attributable to mining depletion. The decrease in mineral reserves from December 31, 2024 reflects mining depletion during 2025. Refer to the Juruti TRS for more information on the mineral resources and mineral reserves of the Juruti mine.

Internal Controls

Alcoa has a long history of mining bauxite, with the majority of bauxite production having been used to supply Alcoa refineries.

Internal controls used by the Company are informed by internal reviews, representation on Technical Committees of Joint Venture operations, and by reviews, audits, and studies performed by third-party mining consultants. The controls include: surveying of drillhole collar locations, drill sample logging, collection and security, database verification and security, QA/QC programs, internal and third-party qualified person statistical analysis, internal and third-party qualified person model validation, and reconciliation. Modelling and analysis of the Company’s resources is completed internally and reviewed by a qualified person.

As the ore bodies are shallow and generally horizontal, two-dimensional seam modelling has been the standard practice; however, many operations are implementing more conventional 3D block modelling using geostatistical interpolation methods. Mineral resource estimation is validated internally through visual comparison of drillholes and model blocks as well as through the use of swath plots and statistical distributions. Mineral resource estimation is reviewed and adopted by a qualified person. Mineral reserve estimation is completed internally and reviewed by a qualified person, with the exception of Boké where reserve estimation is completed by a third-party consultant.

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

Item 3. Legal Proceedings.

(dollars in millions)

In the ordinary course of its business, Alcoa is involved in a number of lawsuits and claims, both actual and potential. Proceedings that were previously disclosed may no longer be reported because, as a result of rulings in the case, settlements, changes in our business, or other developments, in our judgment, they are no longer material to Alcoa’s business, financial position or results of operations. See Part II Item 8 of this Form 10-K in Note S to the Consolidated Financial Statements for additional information regarding legal proceedings.

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

(dollars in millions, except per-share amounts)

Shares of the Company’s common stock are listed on the New York Stock Exchange, its principal market, and trade in U.S. dollars under the symbol “AA.” Alcoa Corporation CHESS Depositary Interests (CDIs), each representing one share of the Company’s common stock, are listed on the Australian Stock Exchange and trade in Australian dollars under the symbol “AAI.”

On October 14, 2021, Alcoa Corporation announced the initiation of a quarterly cash dividend program and the Board of Directors declared the first quarterly cash dividend of $0.10 per share of the Company’s common stock, which was paid during the fourth quarter of 2021. Alcoa Corporation paid quarterly cash dividends of $0.10 per share in 2022, 2023, 2024, and 2025. Dividends on Alcoa Corporation stock are subject to authorization by the Company’s Board of Directors. The Company intends to pay cash dividends on a quarterly basis; however, the payment, amount, and timing of dividends, if any, depends upon matters deemed relevant by the Company’s Board of Directors, such as Alcoa Corporation’s financial position, results of operations, cash flows, capital requirements, business condition, future prospects, any limitations imposed by law, credit agreements or senior securities, and other factors deemed relevant and appropriate. See Part II Item 7 of this Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations under caption Liquidity and Capital Resources – Financing Activities for more information.

As of February 20, 2026, there were approximately 6,700 holders of record of shares of the Company’s common stock and approximately 35,500 holders of record of the Company’s CDIs. Because many of Alcoa Corporation’s shares and CDIs are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these holders.

Information required by Item 701 of Regulation S-K with respect to the Company’s issuance of Alcoa Series A convertible preferred stock is included in the Company’s Current Report on Form 8-K, filed with the SEC on August 1, 2024. In the fourth quarter 2025, all 4,041,989 issued and outstanding shares of Alcoa Series A convertible preferred stock were converted into 4,041,989 shares of common stock, and the associated preferred shares were retired and cancelled. On February 25, 2026, the Company filed a certificate of cancellation with the Secretary of State of the State of Delaware, thereby eliminating the Series A convertible preferred stock as a designated series and restoring the 10,000,000 previously designated shares to the status of authorized but unissued.

Stock Performance Graph

The following graph compares Alcoa Corporation’s cumulative total stockholder return (i.e., stock price change plus reinvestment of dividends) with the cumulative total stockholder returns of (1) the Standard and Poor’s (S&P) Metals & Mining Select Industry Index, and (2) the S&P MidCap 400® Index. This comparison was based on an initial investment of $100, including the reinvestment of any dividends, on December 31, 2020 through December 31, 2025.

The stock performance information included in this graph is based on historical results and is not necessarily indicative of future stock price performance.

December 31,	2020	2021	2022	2023	2024	2025
Alcoa Corporation	$100	$259	$199	$151	$169	$241
S&P Metals & Mining Select Industry Index	100	135	154	187	179	331
S&P MidCap 400 Index	100	125	108	126	144	155

Issuer Purchases of Equity Securities

Fourth Quarter 2025	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program(1)
October 1 to October 31	—	—	—	$500
November 1 to November 30	—	—	—	500
December 1 to December 31	—	—	—	500
Total	—	—	—
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

Cautionary Statement on Forward-Looking Statements

This report contains statements that relate to future events and expectations and as such constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “aims,” “ambition,” “anticipates,” “believes,” “could,” “develop,” “endeavors,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “outlook,” “potential,” “plans,” “projects,” “reach,” “seeks,” “sees,” “should,” “strive,” “targets,” “will,” “working,” “would,” or other words of similar meaning. All statements by Alcoa Corporation that reflect expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, statements regarding forecasts concerning global demand growth for bauxite, alumina, and aluminum, and supply/demand balances; statements, projections or forecasts of future or targeted financial results, or operating performance (including our ability to execute on strategies related to environmental, social and governance matters); statements about strategies, outlook, and business and financial prospects (including related to production and shipments); and statements about capital allocation and return of capital. These statements reflect beliefs and assumptions that are based on Alcoa Corporation’s perception of historical trends, current conditions, and expected future developments, as well as other factors that management believes are appropriate in the circumstances.

Forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and changes in circumstances that are difficult to predict. Although Alcoa Corporation believes that the expectations reflected in any forward-looking statements are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, but are not limited to: (a) the impact of global economic conditions on the aluminum industry and aluminum end-use markets; (b) volatility and declines in aluminum and alumina demand and pricing, including global, regional, and product-specific prices, or significant changes in production costs which are linked to the London Metal Exchange (LME) or other commodities; (c) the disruption of market-driven balancing of global aluminum supply and demand by non-market forces; (d) competitive and complex conditions in global markets; (e) our ability to obtain, maintain, or renew permits or approvals necessary for our mining operations; (f) rising energy costs and interruptions or uncertainty in energy supplies; (g) unfavorable changes in the cost, quality, or availability of raw materials or other key inputs, or by disruptions in the supply chain; (h) economic, political, and social conditions, including the impact of trade policies, tariffs, and adverse industry publicity; (i) legal proceedings, investigations, or changes in foreign and/or U.S. federal, state, or local laws, regulations, or policies; (j) changes in tax laws or exposure to additional tax liabilities; (k) climate change, climate change legislation or regulations, and efforts to reduce emissions and build operational resilience to extreme weather conditions; (l) disruptions in the global economy caused by ongoing regional conflicts; (m) fluctuations in foreign currency exchange rates and interest rates, inflation and other economic factors in the countries in which we operate; (n) global competition within and beyond the aluminum industry; (o) our ability to achieve our strategies or expectations relating to environmental, social, and governance considerations; (p) claims, costs, and liabilities related to health, safety and environmental laws, regulations, and other requirements in the jurisdictions in which we operate; (q) liabilities resulting from impoundment structures, which could impact the environment or cause exposure to hazardous substances or other damage; (r) dilution of the ownership position of the Company’s stockholders, price volatility, and other impacts on the price of Alcoa common stock by the secondary listing of the Alcoa common stock on the Australian Securities Exchange; (s) our ability to obtain or maintain adequate insurance coverage; (t) our ability to execute on our strategy to reduce complexity and optimize our asset portfolio and to realize the anticipated benefits from announced plans, programs, initiatives relating to our portfolio, capital investments, and developing technologies; (u) our ability to integrate and achieve intended results from joint ventures, other strategic alliances, and strategic business transactions; (v) significant declines in the market value of our marketable securities; (w) our ability to fund capital expenditures; (x) deterioration in our credit profile or increases in interest rates; (y) impacts on our current and future operations due to our indebtedness and our ability to reduce indebtedness; (z) our ability to continue to return capital to our stockholders through the payment of cash dividends and/or the repurchase of our common stock; (aa) cyber attacks, security breaches, system failures, software or application vulnerabilities, or other cyber incidents; (bb) labor market conditions, union disputes and other employee relations issues; and (cc) the other risk factors discussed in Part I Item 1A of this Form 10-K and other reports filed by Alcoa Corporation with the SEC, including those described in this report.

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

Overview

Our Business

Alcoa Corporation (Alcoa or the Company) is a vertically integrated aluminum company comprised of bauxite mining, alumina refining, aluminum production (smelting and casting), and energy generation. Aluminum is a commodity that is traded on the LME and priced daily. Additionally, alumina is subject to market pricing through the Alumina Price Index (API), which is calculated by the Company based on the weighted average of a prior month’s daily spot prices published by the following three indices: CRU Metallurgical Grade Alumina Price, Platts Metals Daily Alumina PAX Price, and FastMarkets Metal Bulletin Non-Ferrous Metals Alumina Index. As a result, the prices of both aluminum and alumina are subject to significant volatility and, therefore, influence the operating results of Alcoa.

Through direct and indirect ownership, Alcoa Corporation has 25 operating locations in eight countries around the world, situated primarily in Australia, Brazil, Canada, Iceland, Norway, Spain, and the United States. Governmental policies, laws and regulations, and other economic factors, including inflation and fluctuations in foreign currency exchange rates and interest rates, affect the results of operations in these countries.

Business Update

During 2025, average alumina prices decreased by 11 percent and average aluminum prices increased 9 percent compared with 2024. After reaching an all-time high in the fourth quarter of 2024 primarily due to supply disruptions, alumina prices decreased largely in response to refinery expansions primarily in China and Indonesia. Aluminum prices were supported by strong market fundamentals and macroeconomic trends, including historically low inventory levels and rising demand. In addition, the average Midwest premium increased 211 percent year over year, largely reflecting U.S. Section 232 tariffs on aluminum imports from Canada, which increased from 25 percent on March 12, 2025 to 50 percent on June 4, 2025. Prior to March 12, 2025, the Section 232 tariff was 10 percent and Canadian metal imported into the U.S. was exempt. At recent Midwest premium pricing, tariff costs on U.S. imports of aluminum from Canada are fully covered by the Midwest premium. Energy costs declined primarily due to higher pricing at the Brazil hydro-electric facilities and carbon dioxide compensation within the Aluminum segment, while raw material costs increased primarily due to higher caustic soda prices in the Alumina segment.

The Company delivered strong operational performance in 2025. Five aluminum smelters and one alumina refinery set annual production records. Notably, the Deschambault (Canada) smelter achieved its sixteenth consecutive year of increased production, while the Mosjøen (Norway) smelter achieved its eighth consecutive year of record performance.

Alcoa continued to advance its operational, strategic, and capital allocation priorities during 2025. In March 2025, Alcoa and Trento Equity Holdings, S.L.U. (Trento EQT), formerly known as IGNIS Equity Holdings, SL, entered into a joint venture agreement to support the continued operation of the San Ciprián (Spain) complex. Following the formation of the joint venture, Alcoa resumed the restart of the San Ciprián smelter which had been operating at approximately 6 percent of total pot capacity since March 2024. As of December 31, 2025, the smelter was operating at approximately 65 percent of its annual capacity of 228 kmt, with full restart expected by mid-2026.

In April 2025, the Administrative Review Tribunal of Australia (ART) issued its decision on disputed tax liabilities included within the Notices of Assessment issued by the Australian Taxation Office (ATO) in July 2020 and related to transfer pricing of certain historic third-party alumina sales. The ART decided that no additional tax is owed, consistent with Alcoa’s long-held position. This matter, with claims totaling more than $800 in tax, interest, and penalties, is now closed in Alcoa’s favor.

In July 2025, Alcoa completed the sale of its full ownership interest of 25.1% in the Saudi Arabia joint venture, to Saudi Arabian Mining Company (Ma’aden) in exchange for total consideration of $1,350, comprised of 85,977,547 shares of Ma’aden (valued at SAR 52.35 per share at closing, or $1,200) and $150 in cash (related to taxes and transaction costs). The sale generated significant value to Alcoa from a non-core asset and is expected to provide Alcoa with enhanced financial flexibility when monetized in the future.

In September 2025, Alcoa announced the permanent closure of the Kwinana (Australia) refinery, which had been fully curtailed since June 2024. The decision to permanently close the refinery allows the Company to progress site remediation efforts, enabling the sale or redevelopment of the land in the future. The projected future proceeds are expected to cover the majority of the remediation costs.

During 2025, the Company strengthened its balance sheet by reducing total debt by $147 and completing the realignment of debt toward Australian operating assets that require significant capital investment for mine relocations and residue storage projects in the coming years. As a result of this debt reduction and a strong cash position, the Company met the high end of its adjusted net debt target as of December 31, 2025.

Australia Mine Approvals

In February 2026, Alcoa of Australia agreed with the Australian federal government to further modernize the approvals framework for its Western Australian mining activities under Australia’s federal Environment Protection and Biodiversity Conservation Act (EPBC Act).

Alcoa had previously initiated an approvals modernization process in 2020 with the referral of its next major mine regions (Myara North and Holyoake) under both Western Australian (WA) state and Australian federal environmental legislation. Managed by the Western Australian Environmental Protection Agency (WA EPA), that assessment is ongoing and is not impacted by the agreement reached in February 2026.

In 2023, the WA EPA also commenced an environmental assessment of the rolling five-year mine plan (2023-2027) at the Huntly and Willowdale mines under state environmental law, while the WA government granted an exemption that allows Alcoa to continue its mining operations while the assessment is undertaken. That assessment is also ongoing and is not impacted by the agreement reached in February 2026.

Federal Strategic Assessment

In February 2026, Alcoa agreed with the Australian federal government to undertake a strategic assessment for all current and potential future mine areas (excluding Myara North and Holyoake) through the term of its existing mine lease ending in 2045 under the EPBC Act. The holistic assessment of potential impacts to significant flora and fauna will provide stakeholders with increased clarity about the long-term sustainable future of mining activities. The Australian federal government granted Alcoa a national interest exemption that allows Alcoa to continue its mining operations at the Huntly and Willowdale mines for 18 months while the strategic assessment is completed. The Company is committed to working collaboratively with the Australian federal government to complete the strategic assessment by August 2027.

In addition, Alcoa entered into two enforceable undertakings with the Department of Climate Change, Energy, the Environment and Water (DCCEEW), related to mining activities for the period from 2019 to 2025 at the Huntly mine. Under the terms of the enforceable undertakings, Alcoa is required to provide a total of $36 (A$55) for investments in environmental offsets to counterbalance impacts caused by mine development and the funding of various conservation programs. A charge of $27 (A$40) was included in Cost of goods sold on the Statement of Consolidated Operations for the year ended December 31, 2025 to increase existing environmental reserves for this matter which is now fully accrued. Associated cash outlays are expected in 2026.

The Company believed its harvesting and clearing activities at the Huntly mine were permitted under previously established provisions of the EPBC Act, which were amended in November 2025.

Myara North and Holyoake and Rolling Mine Plan Approvals

During 2025, the Company continued to advance mine approvals for its next major mine regions (Myara North and Holyoake) and the rolling five-year mine plan (2023-2027) referred to the WA EPA in 2023 by a third party. Alcoa completed a comprehensive review of comments received during the 12-week public comment period which opened in May 2025, and submitted to the WA EPA responses to comments received from government entities in January 2026. The Company is committed to continuing to work collaboratively with stakeholders to achieve Ministerial decisions by the end of 2026, and anticipates mining in new major mine regions will commence no earlier than 2029. Until then, the Company expects bauxite quality will remain similar to recent grades.

Saudi Arabia Joint Venture

On July 1, 2025, Alcoa completed the sale of its full ownership interest of 25.1% in the Saudi Arabia joint venture, comprised of the Ma’aden Bauxite and Alumina Company (MBAC) and the Ma’aden Aluminium Company (MAC), to Ma’aden in exchange for total consideration of $1,350, comprised of 85,977,547 shares of Ma’aden (valued at SAR 52.35 per share at closing, or $1,200) and $150 in cash (related to taxes and transaction costs). The Company recorded a gain of $786, net of $18 in transaction costs, in Other (income) expenses, net on the Statement of Consolidated Operations in the third quarter of 2025.

Subsequent to July 1, 2025, the fair value of the shares is based on the unadjusted quoted price on the Saudi Exchange (Tadawul). For the year ended December 31, 2025, the Company recorded a mark-to-market gain of $197 in Other (income) expenses, net on the Statement of Consolidated Operations related to changes in fair value of the shares.

At December 31, 2025, the shares of Ma’aden were valued at SAR 60.95 per share, or $1,397.

San Ciprián Operations

Following the formation of the joint venture with Trento EQT on March 31, 2025 (described below), Alcoa resumed the restart of the San Ciprián smelter that had been operating approximately 6 percent of total pot capacity since March 2024. The restart was paused in April 2025 following a widespread power outage across Spain and resumed in July 2025. The smelter was operating at approximately 65 percent of its total annual capacity of 228 kmt as of December 31, 2025, and the Company expects that the restart will be completed by mid-2026.

On March 31, 2025, Alcoa and Trento EQT entered into a joint venture agreement (the Agreement) whereby Alcoa owns 75% and continues as the managing operator and Trento EQT owns 25% of the San Ciprián operations. Under the terms of the Agreement, Alcoa and Trento EQT contributed $81 (€75) and $27 (€25), respectively, to form the joint venture. Subsequent to formation of the joint venture on March 31, 2025, an additional $89 (€76) was funded for operations by Alcoa with a priority position in future cash returns. Further funding requires agreement by both partners, and to maintain their respective ownership in the joint venture, equity funding would be shared 75% by Alcoa and 25% by Trento EQT. In December 2025, Alcoa provided a mandatory convertible note of $153 (€130) to the joint venture that will convert to equity on or before September 1, 2026.

The formation of the joint venture was accounted for as an equity transaction where Trento EQT’s noncontrolling interest was reflected as a decrease to Additional capital on the accompanying Consolidated Balance Sheet. The Agreement also provides Trento EQT a put option whereby Trento EQT can require Alcoa Corporation to purchase from Trento EQT its 25% interest at the then fair market value upon certain change in control provisions. Alcoa classified the Noncontrolling interest within Mezzanine equity on the Consolidated Balance Sheet, as Trento EQT’s redemption of the put option is not solely within the Company’s control. Net loss attributable to noncontrolling interest was $38 for the year ended December 31, 2025.

Debt Actions

In March 2025, Alumina Pty Ltd, a wholly-owned subsidiary of Alcoa Corporation, completed Rule 144A (U.S. Securities Act of 1933, as amended) debt issuances of $500 aggregate principal amount of 6.125% Senior Notes due 2030 (the 2030 Notes) and $500 aggregate principal amount of 6.375% Senior Notes due 2032 (the 2032 Notes, and, collectively with the 2030 Notes, the Notes). The net proceeds of these issuances were $985, reflecting a discount to the initial purchasers of the Notes as well as issuance costs. The Company utilized certain proceeds of these transactions to fund contributions to Alcoa Nederland Holding B.V. (ANHBV), a wholly-owned subsidiary of Alcoa Corporation and the issuer of the $750 aggregate principal amount of 5.500% Notes due 2027 (the 2027 Notes) and $500 aggregate principal amount of 6.125% Notes due 2028 (the 2028 Notes). These contributions were funded through a series of intercompany transactions, including the repayment of intercompany indebtedness and the issuance of intercompany dividends. ANHBV used such funds, along with cash on hand, to fund the purchase price pursuant to the cash tender offers announced and settled in March 2025, including premiums and transaction costs. The net proceeds also supported Alcoa’s general corporate purposes.

In March 2025, ANHBV announced and settled cash tender offers which resulted in the tender and acceptance of $609 of the $750 aggregate principal amount of the 2027 Notes and $281 of the $500 aggregate principal amount of the 2028 Notes for purchase. The issuance of the 2030 Notes and 2032 Notes and the cash tender of the 2027 Notes and the 2028 Notes were determined to be issuances of new debt and extinguishments of existing debt. As a result, the Company incurred $12 of debt settlement expenses in the first quarter of 2025 in Interest expense, which was comprised of the settlement premiums, transaction costs, and the write-off of unamortized discounts and deferred financing costs.

In December 2025, ANHBV redeemed the remaining $141 aggregate principal amount of the 2027 Notes at a redemption price equal to 100 percent of the principal amount, plus accrued and unpaid interest. As a result, the Company recorded a loss of $1 on the extinguishment of debt in the fourth quarter of 2025 in Interest expense, which was comprised of the write-off of unamortized discounts and deferred financing costs. The redemption was funded using cash on hand.

During 2025, the Company also fully repaid $74 drawn under an existing term loan and cancelled the agreement and reduced short-term borrowings related to inventory repurchase agreements by $41.

Australia Tax Decision

On April 30, 2025, the ART issued its decision related to the proceedings Alcoa of Australia Limited (AofA) filed against the ATO in April 2022 to contest the Notices of Assessment issued by the ATO in July 2020 related to transfer pricing of certain historic third-party alumina sales. The ART decided that no additional tax is owed, consistent with Alcoa’s long-held position related to this matter.

In accordance with the ATO’s dispute resolution practices, AofA paid 50 percent of the assessed income tax amount exclusive of interest and any penalties, or $74 (A$107), during the third quarter 2020. Interest on the unpaid tax was accrued through the decision date, which, along with the initial interest assessment, was deductible against taxable income by AofA. AofA applied this deduction beginning in the third quarter of 2020 through the decision date, resulting in reductions in cash tax payments.

The ATO did not appeal the ART’s decision, and the disputed tax claims (and additional related interest and penalties) were withdrawn. The related prepaid tax asset and interest of $78 (A$120) were refunded to AofA in July 2025, and accrued cash taxes of $225 (A$346) related to the interest deductions were reclassified to Taxes, including income taxes in June 2025 as these amounts are payable by AofA by June 1, 2026. The net cash impact of both the refunded amount and the accrued cash taxes is approximately $152 (A$226). This matter is now closed in Alcoa’s favor.

U.S. Section 232 Tariffs

On March 12, 2025, the U.S. government imposed a 25 percent tariff on certain aluminum imports from Canada under Section 232 of the Trade Expansion Act of 1962 (Section 232) which increased to a 50 percent tariff on June 4, 2025. Prior to March 12, 2025, the Section 232 tariff was 10 percent, and Canadian metal imported into the U.S. was exempt. At recent Midwest premium pricing, tariff costs on U.S. imports of aluminum from Canada are fully covered by the Midwest premium.

Other Matters

Management performed a quantitative assessment for the Alumina reporting unit in the fourth quarter of 2025. As a result of the assessment, the Company recorded a charge of $144 in Impairment of goodwill on the Statement of Consolidated Operations for the year ended December 31, 2025, reducing the amount of goodwill for the Alumina reporting unit to zero.

The goodwill impairment was primarily a result of declining alumina prices, increased capital expenditures primarily related to mine moves and mine reclamation in Australia, and an increase in the discount rate. Following a peak in the fourth quarter of 2024 primarily due to supply disruptions, alumina prices decreased in the first quarter of 2025 and declined further in the fourth quarter of 2025 driven by a global supply surplus, largely due to refinery expansions in China and Indonesia.

In November 2025, a new three-year collective bargaining agreement was ratified with the Australian Workers Union (AWU) representing approximately 400 hourly employees at the Portland, Australia smelter.

In September 2025, a new four-year collective bargaining agreement was ratified with the Starfsgreinafélag Islands (AFL) and the Rafiðnaðarsamband Íslands (RSÍ) representing approximately 400 hourly employees at the Fjarðaál, Iceland smelter.

The Company is actively negotiating three collective bargaining agreements with le Syndicat des Métallos (FTQ) representing about 1,000 employees at the Bécancour (ABI) smelter in Québec, Canada that expired on July 19, 2025. While negotiations continue, the conditions and benefits of the current agreements at ABI remain in effect.

Additionally, the collective bargaining agreement with workers unions representing approximately 800 employees at the San Ciprián refinery and smelter in Spain expired on December 31, 2025. Negotiations for a new agreement will commence in 2026, and the conditions and benefits of the current agreement at San Ciprián remain in effect.

The Company paid a quarterly cash dividend of $0.10 per share of the Company’s common stock (including common stock underlying CDIs) and Series A convertible preferred stock during 2025, totaling $105.

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

Results of Operations

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the fiscal years ended December 31, 2025 and 2024. For a comparison of changes for the fiscal years ended December 31, 2024 and 2023, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation in Part II Item 7 of Alcoa Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024 (filed February 20, 2025).

	For the year ended December 31,
Statement of Operations	2025	2024
Sales	$12,831	$11,895
Cost of goods sold (exclusive of expenses below)	10,658	10,044
Selling, general administrative, and other expenses	299	275
Research and development expenses	24	57
Provision for depreciation, depletion, and amortization	623	642
Impairment of goodwill	144	—
Restructuring and other charges, net	918	341
Interest expense	158	156
Other (income) expenses, net	(1,057)	91
Total costs and expenses	11,767	11,606
Income before income taxes	1,064	289
(Benefit from) provision for income taxes	(55)	265
Net income	1,119	24
Less: Net loss attributable to noncontrolling interest	(38)	(36)
Net income attributable to Alcoa Corporation	$1,157	$60

Selected Financial Metrics	2025	2024
Diluted income per share attributable to Alcoa Corporation common shareholders	$4.37	$0.26
Third-party shipments of alumina (kmt)	8,829	9,005
Third-party shipments of aluminum (kmt)	2,522	2,590
Average realized price per metric ton of alumina	$415	$472
Average realized price per metric ton of aluminum	$3,376	$2,841
Average Alumina Price Index (API)(1)	$420	$471
Average London Metal Exchange (LME) 15-day lag(2)	$2,614	$2,409
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

Annual Comparison

Overview

Net income attributable to Alcoa Corporation increased $1,097 primarily as a result of:

•
Higher aluminum prices
•
Gain on sale of interest in the Saudi Arabia joint venture
•
Lower taxes
•
Favorable mark-to-market results on the Ma’aden shares
•
Higher volumes and price from bauxite offtake and supply agreements
•
Favorable currency impacts

Partially offset by:

•
Higher restructuring charges
•
Tariffs on U.S. imports of aluminum from Canada
•
Lower alumina prices
•
Impairment of goodwill associated with a 1994 acquisition in the Alumina segment

Sales

Sales increased $936 primarily as a result of:

•
Higher average realized price of aluminum
•
Higher volumes and price from bauxite offtake and supply agreements

Partially offset by:

•
Lower average realized price of alumina
•
Lower shipments of aluminum due to the absence of volumes from a joint venture supply agreement

Cost of goods sold

Cost of goods sold as a percentage of sales decreased 1 percent primarily as a result of:

•
Higher aluminum prices
•
Higher volumes and price from bauxite offtake and supply agreements

Partially offset by:

•
Tariffs on U.S. imports of aluminum from Canada
•
Lower alumina prices

Selling, general administrative, and other expenses

Selling, general administrative, and other expenses increased $24 primarily as a result of:

•
Increased fees for professional services, increased information technology services, and higher labor costs

Provision for depreciation, depletion, and amortization

The Provision for depreciation, depletion, and amortization decreased $19 primarily as a result of:

•
Lower depreciation in Brazil for mine reclamation and bauxite residue storage asset retirement obligations
•
Favorable currency impacts
•
Lower depreciation expense related to the Kwinana refinery closure

Partially offset by:

•
Write offs of assets for projects no longer being pursued

Interest expense

Interest expense increased $2 primarily as a result of:

•
Interest on $500 6.125% Senior Notes due 2030 and $500 6.375% Senior Notes due 2032 issued in March 2025
•
Interest on $750 7.125% Senior Notes due 2031 issued in March 2024
•
Interest on unfavorable value added tax assessments in Brazil

Partially offset by:

•
Absence of interest partially offset by debt settlement expenses for the portion of the 2027 Notes and the 2028 Notes extinguished in March 2025
•
Correction to capitalized interest primarily related to certain capital expenditures in Europe associated with prior periods
•
Absence of interest on the Alumina Limited revolving credit facility that was assumed on August 1, 2024, until Alcoa repaid outstanding amounts under the facility in November 2024

Other (income) expenses, net

Other (income) expenses, net was ($1,057) in 2025 compared with $91 in 2024. The favorable change of $1,148 was primarily a result of:

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
•
Absence of equity losses from MAC recognized in the prior year partially offset by equity losses from MAC through July 1, 2025

Partially offset by:

•
Absence of equity income from MBAC recognized in the prior year partially offset by equity income from MBAC through July 1, 2025
•
Higher ELYSIS capital contributions, increasing loss recognition

Impairment of goodwill

In the fourth quarter of 2025, Management performed its annual review of goodwill in the Alumina reporting unit. The estimated fair value of the Alumina reporting unit was less than its carrying value, and an impairment loss of $144 was recognized. There is no goodwill remaining for the Alumina reporting unit. The decline in the fair value was primarily driven by declining alumina prices, increased capital expenditures primarily related to mine moves and mine reclamation in Australia, and an increase in the discount rate.

In the fourth quarter of 2024, Management performed its annual review of goodwill in the Alumina reporting unit. The estimated fair value of the Alumina reporting unit was substantially in excess of its carrying value, resulting in no impairment.

Restructuring and other charges, net

In 2025, Restructuring and other charges, net of $918 primarily related to:

•
$856 for the permanent closure of the previously curtailed Kwinana alumina refinery
•
$39 to record additional asset retirement obligations and environmental remediation at previously closed sites
•
$11 for certain employee obligations related to the February 2023 updated viability agreement for the San Ciprián aluminum smelter
•
$10 for take-or-pay power contract costs at previously closed sites

Partially offset by:

•
$2 of reversals related to lower costs for environmental remediation at a previously closed site

In 2024, Restructuring and other charges, net of $341 primarily related to:

•
$287 for the curtailment of the Kwinana alumina refinery
•
$40 to record additional asset retirement obligations and environmental remediation at previously closed sites
•
$34 for take-or-pay power contract and contract termination costs at previously closed locations

Partially offset by:

•
$20 of reversals related to lower costs for environmental remediation and asset retirement obligations at previously closed sites

(Benefit from) provision for income taxes

The Benefit from income taxes in 2025 was ($55) on income before taxes of $1,064 or (5.2 percent). In comparison, the 2024 Provision for income taxes was $265 on income before taxes of $289 or 91.7 percent.

The favorable change of $320 was primarily attributable to lower income in jurisdictions where taxes are paid and a tax benefit related to the restructuring charge for the Kwinana refinery closure, partially offset by tax expense on the gain on sale of interest in the Saudi Arabia joint venture and the favorable mark-to-market change on the Ma’aden shares.

Additionally, the tax benefit in 2025 included the full reversal of the valuation allowance recorded against the deferred tax assets of Alcoa World Alumina Brasil Ltda. (AWAB) of $133, partially offset by a tax charge of $30 to revalue the deferred tax assets of AWAB at the tax holiday rate. The tax benefit in 2025 also included the reversal of the valuation allowance of $119 recorded against the deferred tax assets on loss carryforwards of ANHBV, partially offset by a tax charge of $95 to record a reserve for uncertain tax positions.

Noncontrolling interest

Through August 1, 2024 when Alcoa completed the acquisition of Alumina Limited, Noncontrolling interest related to Alumina Limited’s 40% ownership interest in the AWAC joint venture. Upon completion of the acquisition by Alcoa, Alumina Limited and, as a result, ownership in the AWAC joint venture, became wholly-owned by Alcoa Corporation.

On March 31, 2025, Alcoa and Trento EQT entered into a joint venture agreement. Alcoa owns 75% and continues as the managing operator and Trento EQT owns 25% of the San Ciprián operations. Alcoa began recognizing earnings attributable to Trento EQT’s ownership interest within Noncontrolling interest in the second quarter of 2025.

Net loss attributable to noncontrolling interest of ($38) in 2025 reflects losses incurred at the San Ciprián smelter and refinery. Net loss attributable to noncontrolling interest of ($36) in 2024 was driven by restructuring costs partially offset by favorable average realized price of alumina.

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

Segment Adjusted EBITDA totaled $1,940 in 2025 and $2,065 in 2024. The following information provides production, shipments, sales, Segment Adjusted EBITDA, and Adjusted operating costs data for each reportable segment, as well as certain realized price and average cost data, for each of the two years in the period ended December 31, 2025.

Alumina

	2025	2024
Bauxite production (mdmt)	37.5	38.3
Third-party bauxite shipments (mdmt)	10.0	6.4
Alumina production (kmt)	9,640	10,034
Third-party alumina shipments (kmt)	8,829	9,005
Intersegment alumina shipments (kmt)	4,471	4,194
Produced alumina shipments (kmt)	9,662	10,050

Third-party bauxite sales	$737	$381
Third-party alumina sales	3,710	4,281
Total segment third-party sales	$4,447	$4,662
Intersegment alumina sales	2,110	2,263
Total sales	$6,557	$6,925
Adjusted operating costs	3,061	3,110
Other segment items	2,614	2,407
Segment Adjusted EBITDA	$882	$1,408

Average realized third-party price per metric ton of alumina	$415	$472
Adjusted operating cost per metric ton of produced alumina shipped	$317	$309

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

A portion of this segment’s bauxite production represents the offtake from an equity method investment in Guinea, as well as Alcoa’s share of bauxite production related to an equity investment in Saudi Arabia (prior to the sale of Alcoa’s interest in the Saudi Arabia joint venture in July 2025). Bauxite mined is primarily used internally within the Alumina segment; a portion of the bauxite is sold to external customers. Bauxite sales to third-parties are conducted on a contract basis.

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

This segment also included Alcoa’s 25.1% ownership interest in a mining and refining joint venture company in Saudi Arabia prior to the sale of Alcoa’s interest on July 1, 2025 (see Saudi Arabia Joint Venture above).

Business Update. The average API of $420 per metric ton trended unfavorably compared to 2024 reflecting an 11 percent year over year decrease. The majority of third-party alumina sales are linked to the API, and the unfavorable price trend impacted the segment’s results.

During 2025, the Alumina segment also experienced charges related to asset retirement obligations, primarily at the Poços de Caldas (Brazil) refinery, and unfavorable raw material costs and higher production costs compared to 2024, partially offset by higher volumes and price from bauxite offtake and supply agreements.

Alumina production decreased 4 percent in 2025 compared to 2024 primarily due to the full curtailment of the Kwinana refinery in the second quarter of 2024.

Kwinana Refinery

In September 2025, Alcoa announced the permanent closure of the Kwinana alumina refinery, which had been fully curtailed since June 2024. The Kwinana refinery had approximately 220 employees at the time of the closure announcement and this number was reduced to approximately 190 employees as of December 31, 2025, including approximately 10 employees that were redeployed to other Alcoa operations. The number of employees will be further reduced during 2026 as the closure progresses, and certain employees will remain beyond 2026 to prepare the site for future redevelopment.

In 2025, the Company recorded charges of $856 in Restructuring and other charges, net, including $430 to establish reserves for asset retirement obligations and environmental remediation, $265 to impair fixed assets, $75 to write-off the remaining net book value of other assets, and $86 to accrue for other costs. Additionally, a charge of $39 was recorded to Cost of goods sold to write down remaining inventories to net realizable value. Associated severance costs were previously recorded in 2024.

Cash outlays (which includes existing reserves for asset retirement obligations, other costs, environmental remediation and employee related liabilities) related to the full curtailment and closure of the Kwinana refinery were $212 in 2025. Additional cash outlays of approximately $525 are expected through 2031 with approximately $120 to be spent in 2026.

Other Matters

In February 2026, Alcoa agreed with the Australian federal government to undertake a strategic assessment for all current and potential future mine areas (excluding Myara North and Holyoake) through the term of its existing mine lease ending in 2045 under the EPBC Act. The Australian federal government granted Alcoa a national interest exemption that allows Alcoa to continue its mining operations at the Huntly and Willowdale mines for 18 months while the strategic assessment is completed. In addition, Alcoa entered into two enforceable undertakings with the DCCEEW, related to mining activities for the period from 2019 to 2025 at the Huntly mine. Under the terms of the enforceable undertakings, Alcoa is required to provide a total of $36 (A$55) for investments in environmental offsets to counterbalance impacts caused by mine development and the funding of various conservation programs. A charge of $27 (A$40) was included in Cost of goods sold to increase existing environmental reserves for this matter which is now fully accrued. Associated cash outlays are expected in 2026.

In September 2025, the Company recorded a charge of $42 to Cost of goods sold related to a change in closure estimates for non-operating bauxite residue areas at the Poços de Caldas refinery to comply with impoundment stability regulations in the region. Improvements to comply with the regulations are required to be completed between October 2026 and November 2029.

On July 1, 2025, Alcoa completed the sale of its full ownership interest of 25.1% in the Saudi Arabia joint venture, which includes the Ma’aden Bauxite and Alumina Company (see Saudi Arabia Joint Venture above).

On March 31, 2025, Alcoa and Trento EQT entered into a joint venture agreement, which includes the San Ciprián refinery (see San Ciprián Operations above).

Capacity. At December 31, 2025, the Alumina segment had a base capacity of 11,653 kmt with 1,014 kmt of curtailed refining capacity. In the third quarter of 2025, base capacity and curtailed capacity decreased 2,190 kmt due to the closure of the Kwinana refinery (see above).

Annual Comparison

Production

Alumina production decreased 4 percent primarily as a result of:

•
Full curtailment of the Kwinana refinery in June 2024

Third-party sales

Third-party sales decreased $215 primarily as a result of:

•
Lower average realized price of $57/ton principally driven by a lower average API
•
Unfavorable currency impacts

Partially offset by:

•
Higher volumes and price from bauxite offtake and supply agreements

Intersegment alumina sales

Intersegment alumina sales decreased $153 primarily as a result of:

•
Lower average API on sales to the Aluminum segment

Partially offset by:

•
Higher alumina shipments primarily due to the Alumar (Brazil) and San Ciprián smelter restarts

Segment Adjusted EBITDA

Segment Adjusted EBITDA decreased $526 primarily as a result of:

•
Lower average realized price
•
Charges related to increasing asset retirement obligations, primarily at the Poços de Caldas refinery
•
Unfavorable raw material costs primarily on higher prices for caustic soda and lime
•
Higher production costs primarily related to higher labor costs, partially offset by the absence of a write down of certain inventories to their net realizable value

Partially offset by:

•
Higher volumes and price from bauxite offtake and supply agreements

Forward Look.

The Alumina segment is expected to produce between 9.7 to 9.9 million metric tons of alumina in 2026, an increase from 2025 due to productivity improvements. In 2026, alumina shipments are expected to be between 11.8 and 12.0 million metric tons. The difference between production and shipments, which decreased from 2025, reflects trading volumes and externally sourced alumina to fulfill customer contracts.

Further, in 2026, the Alumina segment expects lower sales from bauxite offtake and supply agreements.

Aluminum

	2025	2024
Aluminum production (kmt)	2,319	2,215
Total aluminum shipments (kmt)	2,522	2,590
Produced aluminum shipments (kmt)	2,349	2,277

Third-party aluminum sales	$8,515	$7,359
Other(1)	(156)	(129)
Total segment third-party sales	$8,359	$7,230
Intersegment sales	20	16
Total sales	$8,379	$7,246
Adjusted operating costs	6,107	5,488
Other segment items	1,214	1,101
Segment Adjusted EBITDA	$1,058	$657

Average realized third-party price per metric ton of aluminum	$3,376	$2,841
Adjusted operating cost per metric ton of produced aluminum shipped	$2,600	$2,410
(1)
Other includes third-party sales of energy, as well as realized gains and losses related to embedded derivative instruments designated as cash flow hedges of forward sales of aluminum.

In the above table, total aluminum third-party shipments include metric tons that were not produced by the Aluminum segment. Such aluminum was purchased by this segment to satisfy certain customer commitments. The Aluminum segment bears the risk of loss of the purchased aluminum until control of the product has been transferred to this segment’s customers. Additionally, Total shipments include offtake from a joint venture supply agreement prior to its termination in the first quarter of 2025 (see below).

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

Adjusted operating costs include all production related costs for aluminum produced and shipped: raw materials consumed; conversion costs, such as labor, materials, and utilities; and plant administrative expenses. Other segment items include costs associated with trading activity and energy assets; other direct and non-production related charges, including tariff costs; Selling, general administrative, and other expenses; and Research and development expenses.

Overview. This segment consists of the Company’s (i) worldwide smelting and casthouse system, which processes alumina into primary aluminum, and the (ii) portfolio of energy assets in Brazil, Canada, and the United States.

Aluminum’s combined smelting and casting operations produce primary aluminum products, virtually all of which are sold to external customers and traders. The smelting operations produce molten primary aluminum, which is then formed by the casting operations into either commodity grade ingot (e.g., t-bar, sow, standard ingot) or into value add ingot products (e.g., foundry, billet, rod, and slab). A variety of external customers purchase the primary aluminum products for use in fabrication operations, which produce products primarily for the transportation, building and construction, packaging, wire, and other industrial markets. Results from the sale of aluminum powder and scrap are also included in this segment, as well as the impacts of embedded aluminum derivatives related to power contracts.

The energy assets supply power to external customers in Brazil and the United States, as well as internal customers in the Aluminum segment (Warrick (Indiana) smelter and Baie-Comeau (Canada) smelter) and, to a lesser extent, the Alumina segment (Brazilian refineries).

Generally, this segment’s aluminum sales are transacted in U.S. dollars while costs and expenses of this segment are transacted in the local currency of the respective operations, which are the Canadian dollar, U.S. dollar, the Icelandic króna, the Brazilian real, the Norwegian krone, the Australian dollar, and the euro.

This segment also included Alcoa Corporation’s 25.1% ownership interest in a smelting joint venture company in Saudi Arabia prior to the sale of Alcoa’s interest on July 1, 2025 (see Saudi Arabia Joint Venture above).

Business Update. Aluminum prices increased 9 percent year over year with LME prices on a 15-day lag averaging $2,614 per metric ton in 2025. Additionally, the average Midwest premium increased 211 percent year over year largely in response to the tariff on U.S. imports of aluminum from Canada, which were subject to a 25 percent tariff beginning March 12, 2025 until increasing to 50 percent on June 4, 2025 under U.S. Section 232. At recent Midwest premium pricing, tariff costs on U.S. imports of aluminum from Canada are fully covered by the Midwest premium.

During 2025, the Aluminum segment also experienced higher average alumina input costs (due to the consumption of alumina purchased in previous periods when prices were higher), partially offset by favorable energy impacts primarily due to higher pricing at the Brazil hydro-electric facilities and the recognition of carbon dioxide compensation.

Aluminum production increased 5 percent in 2025 compared to 2024 due to smelter restarts and continued strength in operational performance.

San Ciprián Smelter

On March 31, 2025, Alcoa and Trento EQT entered into a joint venture agreement, which includes the San Ciprián smelter (see San Ciprián Operations above). The joint venture agreement allowed for the planned restart of the San Ciprián smelter in 2025, a commitment included in the viability agreement reached with the workers’ representatives of the San Ciprián smelter in December 2021 and subsequently updated in February 2023.

The restart of the San Ciprián smelter was paused in April 2025 following a widespread power outage across Spain and resumed in July 2025. The smelter was operating at approximately 65 percent of its total annual capacity of 228 kmt as of December 31, 2025 and the Company expects that the restart will be completed by mid-2026.

In connection with terms of the updated viability agreement, the Company had restricted cash of $75 remaining at December 31, 2025, available for capital improvements at the site and smelter restart costs. In the first quarter of 2025, $11 was released from restricted cash.

Energy

On October 22, 2025, Alcoa announced a long-term power contract with the New York Power Authority (NYPA) and a capital investment of approximately $60 in the facility’s anode baking furnace to support future operations at the Massena smelter in New York.

During the second quarter of 2025, the Company entered into firming contracts and a power purchase agreement (PPA) to manage the variability and intermittency of renewable energy sources and reduce spot market exposure at the Mosjøen (Norway) smelter. The firming contracts convert certain pay-as-produced wind contracts into baseload power to eliminate volume risk. One of the firming contracts is a derivative and does not qualify for hedge accounting treatment. See Part II Item 8 of this Form 10-K in Note P to the Consolidated Financial Statements for additional information.

In 2024, the Norwegian government amended its carbon dioxide compensation scheme to include a condition for companies to implement emission reduction and energy efficiency measures corresponding to 40 percent of the compensation received (conditional compensation). During the second quarter of 2025, Alcoa received $34 (NOK 341) for conditional compensation and deferred the recognition of the conditional compensation in Other noncurrent liabilities and deferred credits. During the fourth quarter of 2025, the Company met the condition related to costs incurred in 2024 and 2025 and recorded a benefit of $25 (NOK 251) in Research and development expenses.

Additionally, in the fourth quarter of 2025, Alcoa recognized a reduction of $32 to Cost of goods sold related to carbon dioxide compensation in Spain that was received in 2022, as the 3-year operating requirement was met.

Additional Capacity Restarts

During 2025, the Company continued to progress the restart of the Alumar smelter, which was operating at approximately 91 percent of the site’s total annual capacity of 268 kmt (Alcoa share) as of December 31, 2025.

In the second quarter of 2025, the Company began the restart of one potline (31 kmt) at the Lista (Norway) smelter that was curtailed in August 2022. The site was operating at approximately 92 percent of the site’s total annual capacity of 95 kmt as of December 31, 2025.

Other Matters

On July 1, 2025, Alcoa completed the sale of its full ownership interest of 25.1% in the Saudi Arabia joint venture, which includes the Ma’aden Aluminium Company (see Saudi Arabia Joint Venture above). In accordance with the transaction, the metal offtake agreement with Ma’aden was terminated in the first quarter of 2025.

Capacity. At December 31, 2025, the Aluminum segment had 196 kmt of idle smelting capacity on a base capacity of 2,645 kmt, a decrease from 2024 of 178 kmt in idle capacity primarily due to the San Ciprián, Lista, and Alumar smelter restarts (see above).

Annual Comparison

Production

Production increased 5 percent primarily as a result of:

•
Alumar smelter, San Ciprián smelter, and Lista smelter restarts

Third-party sales

Third-party sales increased $1,129 primarily as a result of:

•
Higher average realized price of $535/ton driven by higher regional premiums, particularly the Midwest premium (United States and Canada) which rose by an average of 211 percent, and a higher average LME (on a 15-day lag)
•
Higher pricing at the Brazil hydro-electric facilities

Partially offset by:

•
Lower shipments primarily due to the absence of volumes from a joint venture supply agreement

Segment Adjusted EBITDA

Segment Adjusted EBITDA increased $401 primarily as a result of:

•
Higher average realized price
•
Recognition of carbon dioxide compensation in Spain and in Norway
•
Higher pricing at the Brazil hydro-electric facilities

Partially offset by:

•
Tariffs on U.S. imports of aluminum from Canada, which were subject to a 50 percent tariff beginning on June 4, 2025 under U.S. Section 232
•
Unfavorable raw material costs primarily on higher average alumina input costs

Forward Look. Alcoa expects aluminum production to range between 2.4 and 2.6 million metric tons and aluminum shipments to range between 2.6 and 2.8 million metric tons in 2026.

Additionally, the Company engages in trading activity when market conditions and other factors are favorable. Availability of trading opportunities in 2026 may impact the Company’s shipment projection.

The Aluminum segment expects increases related to the full year impact of tariffs on Midwest premium revenue and tariff costs on U.S. imports of aluminum from Canada, which were subject to a 25 percent tariff beginning on March 12, 2025 until increasing to 50 percent on June 4, 2025 under U.S. Section 232. Further in 2026, the Aluminum segment expects higher production costs associated with the restart of the San Ciprián smelter.

Reconciliations of Certain Segment Information

Reconciliation of Total Segment Third-Party Sales to Consolidated Sales

	2025	2024
Alumina	$4,447	$4,662
Aluminum	8,359	7,230
Total segment third-party sales	$12,806	$11,892
Other	25	3
Consolidated sales	$12,831	$11,895

Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net Income Attributable to Alcoa Corporation

	2025	2024
Total Segment Adjusted EBITDA	$1,940	$2,065
Unallocated amounts:
Transformation(1)	(80)	(62)
Intersegment eliminations	252	(231)
Corporate expenses(2)	(150)	(160)
Provision for depreciation, depletion, and amortization	(623)	(642)
Impairment of goodwill	(144)	—
Restructuring and other charges, net	(918)	(341)
Interest expense	(158)	(156)
Other income (expenses), net	1,057	(91)
Other(3)	(112)	(93)
Consolidated income before income taxes	1,064	289
Benefit from (provision for) income taxes	55	(265)
Net loss attributable to noncontrolling interest	38	36
Consolidated net income attributable to Alcoa Corporation	$1,157	$60

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

In 2025, the Company generated higher profitability due to higher prices for aluminum and the gain on sale of interest in the Saudi Arabia joint venture, partially offset by higher restructuring charges and tariffs on U.S. imports of aluminum from Canada. The strong financial results allowed the Company to reduce debt and maintain a strong balance sheet, including a strong cash position. During the year, the Company successfully completed the following actions:

•
Closed the sale of interest in the Saudi Arabia joint venture for total consideration of $1,350, comprised of 85,977,547 shares of Ma’aden (valued at SAR 52.35 per share at closing, or $1,200) and $150 in cash (related to taxes and transaction costs);
•
Completed debt actions, including:
o
Issued $500 of 6.125% Senior Notes due 2030 and $500 of 6.375% Senior Notes due 2032 in Australia;
o
Settled $609 of tendered 5.500% Senior Notes due 2027 and redeemed remaining $141;
o
Settled $281 of tendered 6.125% Senior Notes due 2028; and,
o
Fully repaid $74 drawn under an existing term loan and cancelled the agreement;
•
Funded $618 in capital expenditures to sustain and grow our operations; and,
•
Returned capital to stockholders of $105. In each quarter of 2025, the Board of Directors declared and paid a quarterly cash dividend of $0.10 per share of the Company’s stock.

Management believes that the Company’s cash on hand, projected cash flows, and liquidity options, combined with its strategic actions, will be adequate to fund its short-term (at least 12 months) and long-term operating and investing needs. Further, the Company has flexibility related to its use of cash; the Company has a debt maturity of $219 on the 2028 Notes and no other significant debt maturities until 2029. Additionally, the Company has no significant cash contribution requirements related to its pension plan obligations (see Material Cash Requirements below for more information).

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

At December 31, 2025, the Company’s cash and cash equivalents were $1,597, of which $1,449 was held by foreign subsidiaries. Alcoa Corporation has a number of commitments and obligations related to the Company’s operations in various foreign jurisdictions, resulting in the need for cash outside the U.S. Alcoa Corporation continuously evaluates its local and global cash needs for future business operations, which may influence future repatriation decisions. See Part II Item 8 of this Form 10-K in Note Q to the Consolidated Financial Statements for additional information related to undistributed net earnings.

Cash from Operations

Cash provided from operations was $1,185 in 2025 compared with $622 in 2024. Notable changes to sources of cash included:

•
$886 favorable change in net income, excluding the impacts from restructuring charges and the gain on sale of interest in the Saudi Arabia joint venture, primarily due to higher aluminum pricing, partially offset by tariffs on U.S. imports of aluminum from Canada; and,
•
$329 in certain working capital accounts, primarily an increase in receivables in 2024 due to higher sales, partially offset by an increase in accounts payable in 2024 due to higher alumina trading payables.

On April 30, 2025, the ART issued its decision related to the proceedings AofA filed against the ATO in April 2022 to contest the Notices of Assessment issued by the ATO in July 2020 related to transfer pricing of certain historic third-party alumina sales. The ART decided that no additional tax is owed, consistent with Alcoa’s long-held position related to this matter.

In accordance with the ATO’s dispute resolution practices, AofA paid 50 percent of the assessed income tax amount exclusive of interest and any penalties, or $74 (A$107), during the third quarter 2020. Interest on the unpaid tax was accrued through the decision date, which, along with the initial interest assessment, was deductible against taxable income by AofA. AofA applied this deduction beginning in the third quarter of 2020 through the decision date, resulting in reductions in cash tax payments.

The ATO did not appeal the ART’s decision, and the disputed tax claims (and additional related interest and penalties) were withdrawn. The related prepaid tax asset and interest of $78 (A$120) were refunded to AofA in July 2025, and accrued cash taxes of $225 (A$346) related to the interest deductions were reclassified to Taxes, including income taxes in June 2025 as these amounts are payable by AofA by June 1, 2026. The net cash impact of both the refunded amount and the accrued cash taxes is approximately $152 (A$226) through June 2026. This matter is now closed in Alcoa’s favor. See Part II Item 8 of this Form 10-K in Note S to the Consolidated Financial Statements for additional information related to the tax dispute.

The Company utilizes a Receivables Purchase Agreement facility to sell up to $175 of certain receivables through a special purpose entity (SPE) to a financial institution on a revolving basis. Alcoa Corporation guarantees the performance obligations of the Company subsidiaries, and unsold customer receivables are pledged as collateral to the financial institution to secure the sold receivables. At December 31, 2025 and December 31, 2024, the SPE held unsold customer receivables of $486 and $247, respectively, pledged as collateral against the sold receivables.

The Company continues to service the customer receivables that were transferred to the financial institution. As Alcoa collects customer payments, the SPE transfers additional receivables to the financial institution rather than remitting cash. In 2025, the Company sold gross customer receivables of $910, and reinvested collections of $910 from previously sold receivables, resulting in no net cash remittance to or proceeds from the financial institution. In 2024, the Company sold gross customer receivables of $1,186, and reinvested collections of $1,170 from previously sold receivables, resulting in net cash proceeds from the financial institution of $16.

Cash collections from previously sold receivables yet to be reinvested of $69 and $50 were included in Accounts payable, trade on the Consolidated Balance Sheet as of December 31, 2025 and 2024, respectively. Cash received from sold receivables under the agreement are presented within operating activities in the Statement of Consolidated Cash Flows. See Part II Item 8 of this Form 10-K in Note I to the Consolidated Financial Statements for additional information related to this facility.

During the first and second quarters of 2025, Alcoa entered into financial contracts with multiple counterparties to mitigate financial risks associated with changes in aluminum prices, natural gas prices, electricity prices, and foreign currency exchange rates related to the San Ciprián operations. The aluminum, natural gas, and electricity financial contracts qualify for cash flow hedge accounting. The foreign exchange financial contracts do not qualify for hedge accounting treatment. These contracts are held by a separate wholly-owned subsidiary of Alcoa Corporation, and the associated realized gains or losses have no impact on the results of the San Ciprián operations. See Part II Item 8 of this Form 10-K in Note P to the Consolidated Financial Statements.

Financing Activities

Cash used for financing activities was $261 in 2025 compared with cash provided from financing activities of $201 in 2024.

The use of cash in 2025 included $890 to settle tender offers on the 2027 Notes and 2028 Notes, $141 to redeem the remaining aggregate principal amount of the 2027 Notes, $105 of dividends paid on stock, $74 to fully repay an existing term loan, and $41 of net payments on short-term borrowings (see below), partially offset by $985 net proceeds from the issuance of the 2030 Notes and the 2032 Notes and $27 of contributions from Trento EQT (see Noncontrolling interest above).

The source of cash in 2024 was primarily $737 net proceeds from the issuance of the 7.125% Senior Notes due 2031, partially offset by $385 for the repayment of the Alumina Limited debt (see below), and $90 of dividends paid on stock.

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

On January 17, 2024, Alcoa Corporation, ANHBV, and certain subsidiaries of the Company entered into Amendment No. 1 (Amendment No. 1) to the Revolving Credit Facility (Amended Revolving Credit Facility). The Amended Revolving Credit Facility provided additional flexibility to the Company and the Borrower by temporarily (i) reducing the minimum interest coverage ratio required thereunder from 4.00 to 1.00 to 3.00 to 1.00 and (ii) providing for a maximum addback for cash restructuring charges in Consolidated EBITDA (as defined in the Revolving Credit Facility) of $450, in each case for the 2024 fiscal year. As of January 1, 2025, the minimum interest coverage ratio requirement reverted to 4.00 to 1.00 and the maximum addback for cash restructuring charges in Consolidated EBITDA reverted to 15 percent of Consolidated EBITDA. The requirement that the Company maintain a debt to capitalization ratio not to exceed .60 to 1.00 was not changed by Amendment No. 1.

In connection with Amendment No. 1, the Company also agreed to provide collateral for its obligations under the Amended Revolving Credit Facility, which required it to execute all security documents to re-secure collateral under the Amended Revolving Credit Facility by, subject to certain exceptions, a first priority security interest in substantially all assets of the Company, the Borrower, the material domestic wholly-owned subsidiaries of the Company, and the material foreign wholly-owned subsidiaries of the Company located in Australia, Brazil, Canada, Luxembourg, the Netherlands, Norway, and Switzerland including equity interests of certain subsidiaries that directly hold equity interests in AWAC entities.

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

As of December 31, 2025, the Company was in compliance with all financial covenants. The Company may access the entire amount of commitments under the Revolving Credit Facility. There were no borrowings outstanding at December 31, 2025 and 2024, and no amounts were borrowed during 2025 and 2024 under the Revolving Credit Facility.

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

The Japanese Yen Revolving Credit Facility, established in April 2023 and amended in January 2024, April 2024, and April 2025, includes covenants that are substantially the same as those included in the Amended Revolving Credit Facility. Under the terms of the January 2024 amendment, the Company agreed to provide collateral for its obligations under the Japanese Yen Revolving Credit Facility with the same conditions as the Amended Revolving Credit Facility.

As of December 31, 2025, the Company was in compliance with all financial covenants. The Company may access the entire amount of commitments under the facility. There were no borrowings outstanding at December 31, 2025 and 2024. During 2025, no amounts were borrowed. During 2024, $201 (JPY 29,686) was borrowed and $196 (JPY 29,686) was repaid.

Alumina Limited Revolving Credit Facility

In connection with the acquisition of Alumina Limited (see Part II Item 8 of this Form 10-K in Note C to the Consolidated Financial Statements), the Company assumed $385 of indebtedness as of August 1, 2024, representing the amount drawn on the Alumina Limited revolving credit facility.

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

Guarantees of Third Parties. As of December 31, 2025 and 2024, the Company had no outstanding potential future payments for guarantees issued on behalf of a third party.

Bank Guarantees and Letters of Credit. Alcoa Corporation and its subsidiaries have outstanding bank guarantees and letters of credit related to, among others, energy contracts, environmental obligations, legal and tax matters, leasing obligations, workers compensation, and customs duties. The total amount committed under these instruments, which automatically renew or expire at various dates between 2026 and 2028, was $428 (includes $84 issued under a standby letter of credit agreement —see below) at December 31, 2025.

Alcoa Corporation’s former parent company Alcoa Inc. was renamed Arconic Inc. on November 1, 2016 and was subsequently renamed Howmet Aerospace Inc. (Howmet). Howmet has outstanding bank guarantees and letters of credit related to the Company of $10 at December 31, 2025. In the event Howmet would be required to perform under any of these instruments, Howmet would be indemnified by Alcoa Corporation in accordance with the Separation and Distribution Agreement dated October 31, 2016. Likewise, the Company has outstanding bank guarantees and letters of credit related to Howmet of $8 at December 31, 2025. In the event Alcoa Corporation would be required to perform under any of these instruments, the Company would be indemnified by Howmet in accordance with the Separation and Distribution Agreement dated October 31, 2016.

In December 2023, AofA committed to provide a bank guarantee in connection with the approval of the Company’s five-year mine plans that were referred to the Western Australia Environmental Protection Agency (WA EPA), which demonstrates Alcoa’s confidence that its operations will not impair drinking water supplies. On September 30, 2024 and October 1, 2024, AofA delivered bank guarantees totaling $67 (A$100). Alcoa may, with the Western Australian government’s consent, replace the bank guarantee with a parent company guarantee or a surety bond. The requirement to provide financial assurance will expire upon the completion of the WA EPA’s assessment of the Company’s five-year mine plans.

In August 2017, Alcoa Corporation entered into a standby letter of credit agreement with three financial institutions, which was most recently amended in May 2024 and expires on May 1, 2026. The agreement provides for a $200 facility used by the Company for matters in the ordinary course of business. Alcoa Corporation’s obligations under this facility are secured in the same manner as obligations under the Company’s revolving credit facility. Additionally, this facility contains similar representations and warranties and affirmative, negative, and financial covenants as the Company’s Revolving Credit Facility. As of December 31, 2025, letters of credit aggregating $84 were issued under this facility. See Part II Item 8 of this Form 10-K in Note M to the Consolidated Financial Statements for additional information related to the Company’s debt.

Surety Bonds. Alcoa Corporation has outstanding surety bonds primarily related to tax matters, contract performance, workers compensation, environmental-related matters, and customs duties. The total amount committed under these bonds, which automatically renew or expire at various dates between 2026 and 2030, was $357 at December 31, 2025. Additionally, Howmet has outstanding surety bonds related to the Company of $6 at December 31, 2025. In the event Howmet would be required to perform under any of these instruments, Howmet would be indemnified by Alcoa Corporation in accordance with the Separation and Distribution Agreement dated October 31, 2016. Likewise, the Company has outstanding surety bonds related to Howmet of $9 at December 31, 2025. In the event Alcoa Corporation would be required to perform under any of these instruments, the Company would be indemnified by Howmet in accordance with the Separation and Distribution Agreement dated October 31, 2016.

Debt. As of December 31, 2025, Alcoa Corporation had five outstanding series of Notes maturing at varying times. A summary of the Notes and other long-term debt is shown below. See Part II Item 8 of this Form 10-K in Note M to the Consolidated Financial Statements for additional information related to the Company’s debt.

December 31,	2025	2024
5.500% Notes, due 2027	$—	$750
6.125% Notes, due 2028	219	500
4.125% Notes, due 2029	500	500
6.125% Notes, due 2030	500	—
7.125% Notes, due 2031	750	750
6.375% Notes, due 2032	500	—
Other	1	76
Unamortized discounts and deferred financing costs	(31)	(31)
Total	2,439	2,545
Less: amount due within one year	1	75
Long-term debt, less amount due within one year	$2,438	$2,470

In April 2025, the Company amended a $74 term loan, included within Other at December 31, 2024, extending the maturity from May 2025 to November 2025. In September 2025, the Company fully repaid $74 drawn under the term loan and cancelled the agreement.

Inventory Repurchase Agreements

The Company entered into inventory repurchase agreements whereby the Company sold aluminum to a third party and agreed to subsequently repurchase substantially similar inventory. The Company did not record sales upon each shipment of inventory and the net cash received of $9 and $50 related to these agreements was recorded in Short-term borrowings within Other current liabilities on the Consolidated Balance Sheet as of December 31, 2025 and December 31, 2024, respectively.

In 2025, the Company recorded borrowings of $60 and repurchased $101 of inventory related to these agreements. In 2024, the Company recorded borrowings of $88 and repurchased $94 of inventory related to these agreements. The cash received and subsequently paid under the inventory repurchase agreements is included in Cash (used for) provided from financing activities on the Statement of Consolidated Cash Flows.

Ratings. Alcoa Corporation’s cost of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short- and long-term debt ratings assigned to Alcoa Corporation’s debt by the major credit rating agencies.

On February 6, 2026, Moody’s Investor Service (Moody’s) affirmed the rating of ANHBV’s long-term debt as Ba1 and affirmed the outlook as stable.

On March 3, 2025, Standard and Poor’s Global Ratings affirmed the rating of Alcoa Corporation’s long-term debt as BB and revised the outlook from stable to positive.

On March 3, 2025, Moody’s published Alumina Pty Ltd’s long-term debt rating as Ba1 with a stable outlook.

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

Dividend. In 2025, the Board of Directors declared and paid quarterly cash dividends of $0.10 per share of the Company’s common stock (including common stock underlying CDIs) and Series A convertible preferred stock, totaling $104 and $1, respectively, for the year.

In the fourth quarter of 2025, all issued and outstanding shares of preferred stock were converted into common stock, and no preferred stock remains issued and outstanding at December 31, 2025. See Part II Item 8 of this Form 10-K in Note N to the Consolidated Financial Statements for additional information related to the conversion of preferred stock.

The details of any future cash dividend declaration, including the amount of such dividend and the timing and establishment of the record and payment dates, will be determined by the Board of Directors. The decision of whether to pay future cash dividends and the amount of any such dividends will be based on the Company’s financial position, results of operations, cash flows, capital requirements, business conditions, the requirements of applicable law, and any other factors the Board of Directors may deem relevant.

Common Stock Repurchase Program. In July 2022, Alcoa Corporation’s Board of Directors approved a common stock repurchase program under which the Company may purchase shares of its outstanding common stock up to an aggregate transactional value of $500, depending on the Company’s continuing analysis of market, financial, and other factors (the July 2022 authorization).

No shares were repurchased in 2025 or 2024.

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

Investing Activities

Cash used for investing activities was $502 in 2025 compared with $608 in 2024.

In 2025, the use of cash was primarily attributable to $618 related to capital expenditures and $59 of cash contributions to the ELYSIS® partnership, partially offset by cash received of $150 for the sale of interest in the Saudi Arabia joint venture (see below) and $11 for the sale of a non-core investment.

On July 1, 2025, Alcoa completed the sale of interest in the Saudi Arabia joint venture for total consideration of $1,350, comprised of 85,977,547 shares of Ma’aden (valued at SAR 52.35 per share at closing, or $1,200) and $150 in cash (related to taxes and transaction costs).

In 2024, the use of cash was primarily attributable to $580 related to capital expenditures and $37 of cash contributions to the ELYSIS partnership.

In 2026, Alcoa expects capital expenditures of approximately $750 related to sustaining capital projects and return-seeking capital projects. The timing and amount of capital expenditures may fluctuate as a result of the Company’s normal operations.

Material Cash Requirements

As discussed above, the Company relies primarily on operating cash flows to fund its cash commitments and management believes its cash on hand, projected cash flows, and liquidity options, combined with its strategic actions, will be adequate to fund its short-term (at least 12 months) and long-term operating and investing needs.

The Company has committed cash outflows related to pension and postretirement benefit obligations, asset retirement obligations, environmental remediation, and operating lease agreements. See Part II Item 8 of this Form 10-K in Notes O, R, S, and T, respectively, to the Consolidated Financial Statements for additional information. As of December 31, 2025, a summary of Alcoa Corporation’s outstanding material cash requirements are as follows:

	Total	2026	2027-2028	2029-2030	Thereafter
Operating activities:
Energy-related purchase obligations	$12,914	$1,474	$2,492	$2,064	$6,884
Raw material purchase obligations	4,019	1,401	1,153	564	901
Other purchase obligations	1,718	462	310	256	690
Interest related to debt	760	150	293	227	90
Financing activities:
Long-term debt and Short-term borrowings	2,479	10	219	1,000	1,250
Totals	$21,890	$3,497	$4,467	$4,111	$9,815

Purchase obligations—Energy-related purchase obligations consist primarily of electricity and natural gas contracts with expiration dates ranging from less than 1 year to 22 years. Raw material obligations consist mostly of bauxite (relates to Alcoa’s bauxite mine interests in Guinea and Brazil), caustic soda, lime, alumina, aluminum fluoride, calcined petroleum coke, anodes, and cathode blocks with expiration dates ranging from less than 1 year to 9 years. Other purchase obligations consist principally of freight for bauxite and alumina with expiration dates ranging from less than 1 to 9 years. Many of these purchase obligations contain variable pricing components, and, as a result, actual cash payments may differ from the estimates provided in the preceding table. In accordance with the terms of several of these supply contracts, obligations may be reduced as a result of an interruption to operations, such as a plant curtailment or a force majeure event.

Interest related to total debt—Interest is based on interest rates in effect as of December 31, 2025 and is calculated on debt with maturities that extend to 2032.

Long-term debt and Short-term borrowings—Total debt amounts in the preceding table represent the principal amounts of all outstanding long-term debt and Short-term borrowings, which have maturities that extend to 2032.

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

Under the quantitative impairment test, management uses a discounted cash flow (DCF) model to estimate the current fair value of its reporting units. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including production costs, production capability, tax rates, capital expenditures, discount rate, markets and market share, sales volumes and prices, and working capital changes. The model used for the goodwill impairment test leverages the model, including related inputs and assumptions, that management uses for planning and strategic review of the entire business.

Management will test goodwill on a qualitative or quantitative basis. See Part II Item 8 of this Form 10-K in Note B to the Consolidated Financial Statements for more information regarding management’s impairment assessment process.

Management performed a quantitative assessment for the Alumina reporting unit in the fourth quarter of 2025. As a result of the assessment, the Company recorded a charge of $144 in Impairment of goodwill on the Statement of Consolidated Operations for the year ended December 31, 2025, reducing the amount of goodwill for the Alumina reporting unit to zero.

The goodwill impairment was primarily a result of declining alumina prices, increased capital expenditures primarily related to mine moves and mine reclamation in Australia, and an increase in the discount rate. Following a peak in the fourth quarter of 2024 primarily due to supply disruptions, alumina prices decreased in the first quarter of 2025 and declined further in the fourth quarter of 2025 driven by a global supply surplus, largely due to refinery expansions in China and Indonesia.

Prior to the impairment in the fourth quarter of 2025, there were no triggering events that necessitated an impairment test for the Alumina reporting unit, except for the 2023 segment change which resulted in no impairment. See Part II Item 8 of this Form 10-K in Note L to the Consolidated Financial Statements for more information regarding goodwill.

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
•
Materials and services costs;
•
Volume of regulated materials to be removed (asbestos, polychlorinated biphenyls, spent potlining);
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

Litigation Matters. For asserted claims and assessments, liabilities are recorded when an unfavorable outcome of a matter is deemed to be probable and the loss is reasonably estimable. Management determines the likelihood of an unfavorable outcome based on many factors such as, and among others, the nature of the matter, available defenses and case strategy, progress of the matter, views and opinions of legal counsel and other advisors, applicability and success of appeals processes, and the outcome of similar historical matters. Once an unfavorable outcome is deemed probable, management weighs the probability of estimated losses, and the most reasonable loss estimate is recorded. If an unfavorable outcome of a matter is deemed to be reasonably possible, then the matter is disclosed to the extent material. With respect to unasserted claims or assessments, management must first determine that the probability that an assertion will be made is likely, then, a determination as to the likelihood of an unfavorable outcome and the ability to reasonably estimate the potential loss is made. Legal matters are reviewed on a continuous basis to determine if there has been a change in management’s judgment regarding the likelihood of an unfavorable outcome or the estimate of a potential loss. See Part II Item 8 of this Form 10-K in Note B to the Consolidated Financial Statements for more information regarding management’s litigation matters policy.

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

The yield curve model used to develop the discount rate is based on high-quality corporate bonds, parallels the plans’ projected cash flows and has a weighted average duration of 10 years. If a deep market of high-quality corporate bonds does not exist in a country, then the yield on government bonds plus a corporate bond yield spread is used. The impact of a change in the weighted average discount rate of ¼ of 1 percent would be approximately $60 on combined pension and other postretirement liabilities and immaterial to pretax earnings in the following year.

The expected long-term rate of return on plan assets is generally applied to a five-year market-related value of plan assets (a four-year average or the fair value at the plan measurement date is used for certain non-U.S. plans). The process used by management to develop this assumption is one that relies on forward-looking investment returns by asset class. Management incorporates expected future investment returns on current and planned asset allocations using information from various external investment managers and consultants, as well as management’s own judgment. A change in the assumption for the weighted average expected long-term rate of return on plan assets of ¼ of 1 percent would impact pretax earnings by approximately $5 for 2026.

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

Derivatives and Hedging. To calculate the fair value of certain derivatives, management uses DCF and other simulation models that consider the following inputs and assumptions: quoted market prices (e.g., aluminum prices on the 10-year LME forward curve and energy prices), information concerning time premiums and volatilities for certain option type embedded derivatives and regional premiums for aluminum contracts, aluminum and energy prices beyond those quoted in the market, and the estimated credit spread between Alcoa and the counterparty. The quoted market prices used in the valuation models are dependent on market fundamentals, the relationship between supply and demand at any point in time, seasonal conditions, inventories, and interest rates. For periods beyond the term of quoted market prices, management estimates the price of aluminum by extrapolating the 10-year LME forward curve and estimates the Midwest premium based on recent transactions.

Changes in estimates can have a material impact on the derivative valuations. See Part II Item 8 of this Form 10-K in Note P to the Consolidated Financial Statements for more information regarding derivatives and hedging and related activity during the period.

Income Taxes. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not (greater than 50 percent) that a tax benefit will not be realized. In evaluating the need for a valuation allowance, management applies judgment in assessing all available positive and negative evidence and considers all potential sources of taxable income, including income available in carryback periods, future reversals of taxable temporary differences, projections of taxable income, and income from tax planning strategies. Positive evidence includes factors such as a history of profitable operations, projections of future profitability within the carryforward period, including from tax planning strategies, and Alcoa Corporation’s experience with similar operations. Existing favorable contracts and the ability to sell products into established markets are additional positive evidence. Negative evidence includes items such as cumulative losses, projections of future losses, or carryforward periods that are not long enough to allow for the utilization of a deferred tax asset based on existing projections of income. In certain jurisdictions, deferred tax assets related to cumulative losses may exist without a valuation allowance where in management’s judgment the weight of the positive evidence more than offsets the negative evidence of the cumulative losses. Upon changes in facts and circumstances, management may conclude that deferred tax assets for which no valuation allowance is currently recorded may not be realized, resulting in a future charge to establish a valuation allowance. Financial information utilized in this analysis leverages the same financial information, including related inputs and assumptions, that management uses for planning and strategic review of the entire business.

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

Related Party Transactions

Alcoa Corporation buys products from and sells products to various related companies, consisting of entities in which Alcoa Corporation retains a 50 percent or less equity interest, at negotiated prices between the two parties. These transactions were not material to the financial position or results of operations of Alcoa Corporation for all periods presented.

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

See Part II Item 8 of this Form 10-K in Note P to the Consolidated Financial Statements under caption Derivatives.

Item 8. Financial Statements and Supplementary Data.

Management’s Reports to Alcoa Corporation Stockholders

Management’s Report on Financial Statements and Practices

The accompanying Consolidated Financial Statements of Alcoa Corporation and its subsidiaries (the Company) were prepared by management, which is responsible for their integrity and objectivity, in accordance with accounting principles generally accepted in the United States of America (GAAP) and include amounts that are based on management’s best judgments and estimates. The other financial information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 is consistent with that in the Consolidated Financial Statements.

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

Management conducted an assessment to evaluate the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 using the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2025, has audited the Company’s internal control over financial reporting as of December 31, 2025 and has issued an attestation report, which is included herein.

/s/ William F. Oplinger
William F. Oplinger President and Chief Executive Officer

/s/ Molly S. Beerman
Molly S. Beerman Executive Vice President and Chief Financial Officer

February 26, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Alcoa Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Alcoa Corporation and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of changes in mezzanine equity and equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

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

Asset Retirement Obligations – Mine Reclamation and Closure of Bauxite Residue Areas

As described in Notes B and R to the consolidated financial statements, the Company recognizes asset retirement obligations (AROs) related to legal obligations associated with the standard operation of bauxite mines, alumina refineries, and aluminum smelters. For the bauxite mines and alumina refineries, the AROs consist primarily of costs associated with mine reclamation and closure of bauxite residue areas, respectively. The fair values of the AROs are recorded on a discounted basis at the time the obligation is incurred and accreted over time for the change in present value; related accretion is recorded as a component of cost of goods sold. Additionally, the Company capitalizes asset retirement costs by increasing the carrying amount of the related long-lived assets and depreciating the assets over their remaining useful life. As disclosed by management, estimates are used to record AROs based on the best available information at the time of recognition. Several assumptions are used to estimate the cost required for reclamation and restoration of the site including: engineering designs for construction or closure, materials and services costs, regulatory requirements, and timing to complete construction or closure. As of December 31, 2025, the Company had $1,405 million in AROs, of which $355 million related to mine reclamation and $869 million related to the closure of bauxite residue areas. During 2025, the Company incurred liabilities related to mine reclamation and closure of bauxite residue areas, consisting of $380 million related to the closure of bauxite residue areas, including water management, due to the closure of the Kwinana refinery, $78 million related to higher estimated mine reclamation costs and new mining areas opened during the year primarily in Australia, $66 million related to a change in closure estimates for operating bauxite residue areas primarily at the Australia refineries, $51 million related to a change in closure estimates for non-operating bauxite residue areas at operating sites primarily at the Poços de Caldas refinery in Brazil, and $6 million related to a change in closure estimates for non-operating bauxite residue areas, including water treatment, at a previously closed site.

The principal considerations for our determination that performing procedures relating to the AROs for mine reclamation and closure of bauxite residue areas is a critical audit matter are (i) the significant judgment by management in developing the fair value estimate of the AROs; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the engineering designs for construction or closure, materials and services costs, regulatory requirements, and timing to complete construction or closure; (collectively “management’s assumptions”); and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s accounting for AROs, including controls over management’s methodology, assumptions, and valuation of the AROs for mine reclamation and closure of bauxite residue areas. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate of the AROs for mine reclamation and closure of bauxite residue areas; (ii) evaluating the appropriateness of the methodologies used by management, (iii) testing the completeness and accuracy of underlying data used in the methodologies, and (iv) evaluating the reasonableness of management’s assumptions described above. Evaluating management’s assumptions involved (i) evaluating the cost of rehabilitation and restoration of a site, including comparing the cost assumptions used, on a sample basis, to comparable data from external parties and internal source data; (ii) evaluating the consistency of management’s assumptions across mine and bauxite residue areas, as applicable; (iii) the identification of circumstances which may require a modification to a previous estimate; (iv) physically observing the progress of the mine reclamation; (v) evaluating management’s application of and compliance with regulatory requirements; and (vi) evaluating whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in (i) evaluating the appropriateness of the methodology used by management for closure of bauxite residue areas; (ii) evaluating the reasonableness of the application of and compliance with regulatory requirements for closure of bauxite residue areas; and (iii) evaluating the reasonableness of management’s estimate of AROs for closure of bauxite residue areas by developing an independent estimate of the costs included in AROs for a sample of bauxite residue areas, using independently determined assumptions, and comparing the independent estimate of the costs to management’s estimate.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania February 26, 2026

We have served as the Company’s auditor since 2015.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Operations

(in millions, except per-share amounts)

For the year ended December 31,	2025	2024	2023
Sales (E)	$12,831	$11,895	$10,551
Cost of goods sold (exclusive of expenses below)	10,658	10,044	9,813
Selling, general administrative, and other expenses	299	275	226
Research and development expenses	24	57	39
Provision for depreciation, depletion, and amortization	623	642	632
Impairment of goodwill (B & L)	144	—	—
Restructuring and other charges, net (D)	918	341	184
Interest expense (U)	158	156	107
Other (income) expenses, net (U)	(1,057)	91	134
Total costs and expenses	11,767	11,606	11,135
Income (loss) before income taxes	1,064	289	(584)
(Benefit from) provision for income taxes (Q)	(55)	265	189
Net income (loss)	1,119	24	(773)
Less: Net loss attributable to noncontrolling interest	(38)	(36)	(122)
Net income (loss) attributable to Alcoa Corporation	$1,157	$60	$(651)
Earnings per share attributable to Alcoa Corporation common shareholders (F):
Basic	$4.40	$0.26	$(3.65)
Diluted	$4.37	$0.26	$(3.65)

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income

(in millions)

	Alcoa Corporation			Noncontrolling interest			Total
For the year ended December 31,	2025	2024	2023	2025	2024	2023	2025	2024	2023
Net income (loss)	$1,157	$60	$(651)	$(38)	$(36)	$(122)	$1,119	$24	$(773)
Other comprehensive (loss) income, net of tax (G):
Change in unrecognized net actuarial gain/loss and prior service cost/benefit related to pension and other postretirement benefits	(63)	—	(62)	—	4	(10)	(63)	4	(72)
Foreign currency translation adjustments	445	(513)	92	11	(105)	57	456	(618)	149
Net change in unrecognized gains/losses on cash flow hedges	(430)	147	(136)	—	—	(1)	(430)	147	(137)
Total Other comprehensive (loss) income, net of tax	(48)	(366)	(106)	11	(101)	46	(37)	(467)	(60)
Comprehensive income (loss)	$1,109	$(306)	$(757)	$(27)	$(137)	$(76)	$1,082	$(443)	$(833)

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Consolidated Balance Sheet

(in millions)

December 31,	2025	2024
Assets
Current assets:
Cash and cash equivalents (P)	$1,597	$1,138
Receivables from customers (I)	1,064	1,096
Other receivables	204	143
Inventories (J)	2,177	1,998
Fair value of derivative instruments (P)	49	25
Prepaid expenses and other current assets	378	514
Total current assets	5,469	4,914
Properties, plants, and equipment, net (K)	6,700	6,389
Investments (H)	477	980
Noncurrent marketable securities (C & P)	1,397	—
Deferred income taxes (Q)	687	284
Fair value of derivative instruments (P)	34	—
Other noncurrent assets (U)	1,365	1,497
Total Assets	$16,129	$14,064
Liabilities
Current liabilities:
Accounts payable, trade	$1,938	$1,805
Accrued compensation and retirement costs	383	362
Taxes, including income taxes	294	102
Fair value of derivative instruments (P)	467	263
Other current liabilities	718	788
Long-term debt due within one year (M & P)	1	75
Total current liabilities	3,801	3,395
Long-term debt, less amount due within one year (M & P)	2,438	2,470
Accrued pension benefits (O)	257	256
Accrued other postretirement benefits (O)	427	412
Asset retirement obligations (R)	1,120	691
Environmental remediation (S)	206	182
Fair value of derivative instruments (P)	1,134	836
Noncurrent income taxes (Q)	65	9
Other noncurrent liabilities and deferred credits (U)	487	656
Total liabilities	9,935	8,907
Contingencies and commitments (S)
Mezzanine equity
Noncontrolling interest (C)	76	—
Equity
Preferred stock (N)	—	—
Common stock (N)	3	3
Additional capital	11,575	11,587
Accumulated deficit	(271)	(1,323)
Accumulated other comprehensive loss (G)	(5,189)	(5,110)
Total equity	6,118	5,157
Total liabilities, mezzanine equity, and equity	$16,129	$14,064

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Cash Flows

(in millions)

For the year ended December 31,	2025	2024	2023
Cash from Operations
Net income (loss)	$1,119	$24	$(773)
Adjustments to reconcile net income (loss) to cash from operations:
Depreciation, depletion, and amortization	623	642	632
Deferred income taxes (Q)	(275)	23	(22)
Equity loss (income), net of dividends (H)	10	(2)	201
Impairment of goodwill (B & L)	144	—	—
Restructuring and other charges, net (D)	918	341	184
Net (gain) loss from investing activities – asset and investment sales (U)	(784)	37	18
Mark-to-market gain on noncurrent marketable securities (U)	(197)	—	—
Net periodic pension benefit cost (O)	18	10	6
Stock-based compensation (N)	41	36	35
(Gain) loss on mark-to-market derivative financial contracts	(35)	(8)	26
Other	79	34	78
Changes in assets and liabilities, excluding effects of divestitures and foreign currency translation adjustments:
Decrease (increase) in receivables	71	(493)	104
(Increase) decrease in inventories	(57)	51	243
Decrease (increase) in prepaid expenses and other current assets	113	(68)	39
Increase (decrease) in accounts payable, trade	63	190	(74)
Decrease in accrued expenses	(203)	(108)	(133)
(Decrease) increase in taxes, including income taxes	(42)	95	(146)
Pension contributions (O)	(20)	(16)	(24)
Increase in noncurrent assets	(107)	(4)	(210)
Decrease in noncurrent liabilities	(294)	(162)	(93)
Cash provided from operations	1,185	622	91
Financing Activities
Additions to debt (M)	1,049	1,032	127
Payments on debt (M)	(1,213)	(679)	(72)
Proceeds from the exercise of employee stock options (N)	—	—	1
Dividends paid on Alcoa preferred stock (N)	(1)	(1)	—
Dividends paid on Alcoa common stock (N)	(104)	(89)	(72)
Payments related to tax withholding on stock-based compensation awards	(8)	(15)	(34)
Financial contributions for the divestiture of businesses (C)	(8)	(35)	(52)
Contributions from noncontrolling interest (A)	27	65	188
Distributions to noncontrolling interest (A)	—	(49)	(30)
Acquisition of noncontrolling interest (C)	—	(23)	—
Other	(3)	(5)	1
Cash (used for) provided from financing activities	(261)	201	57
Investing Activities
Capital expenditures	(618)	(580)	(531)
Proceeds from the sale of assets (C)	5	3	4
Additions to investments (H)	(59)	(37)	(70)
Sale of investments (H)	161	—	—
Other	9	6	12
Cash used for investing activities	(502)	(608)	(585)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	36	(28)	10
Net change in cash and cash equivalents and restricted cash	458	187	(427)
Cash and cash equivalents and restricted cash at beginning of year	1,234	1,047	1,474
Cash and cash equivalents and restricted cash at end of year	$1,692	$1,234	$1,047

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Changes in Consolidated Mezzanine Equity and Equity

(in millions)

	Mezzanine equity	Alcoa Corporation shareholders
	Non- controlling interest	Preferred stock	Common stock	Additional capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Non- controlling interest	Total equity
Balance at December 31, 2022	$—	$—	$2	$9,183	$(570)	$(3,539)	$1,513	$6,589
Net loss	—	—	—	—	(651)	—	(122)	(773)
Other comprehensive (loss) income (G)	—	—	—	—	—	(106)	46	(60)
Stock-based compensation (N)	—	—	—	35	—	—	—	35
Net effect of tax withholding for compensation plans and exercise of stock options (N)	—	—	—	(33)	—	—	—	(33)
Dividends paid on Alcoa common stock ($0.10 per share) (N)	—	—	—	—	(72)	—	—	(72)
Contributions	—	—	—	—	—	—	188	188
Distributions	—	—	—	—	—	—	(30)	(30)
Other	—	—	—	2	—	—	(1)	1
Balance at December 31, 2023	—	—	2	9,187	(1,293)	(3,645)	1,594	5,845
Net income (loss)	—	—	—	—	60	—	(36)	24
Other comprehensive loss (G)	—	—	—	—	—	(366)	(101)	(467)
Stock-based compensation (N)	—	—	—	36	—	—	—	36
Net effect of tax withholding for compensation plans and exercise of stock options (N)	—	—	—	(15)	—	—	—	(15)
Dividends paid on Alcoa preferred stock ($0.10 per share) (N)	—	—	—	—	(1)	—	—	(1)
Dividends paid on Alcoa common stock ($0.10 per share) (N)	—	—	—	—	(89)	—	—	(89)
Contributions	—	—	—	—	—	—	65	65
Distributions	—	—	—	—	—	—	(49)	(49)
Acquisition of noncontrolling interest (C)	—	—	1	2,377	—	(1,099)	(1,472)	(193)
Other	—	—	—	2	—	—	(1)	1
Balance at December 31, 2024	—	—	3	11,587	(1,323)	(5,110)	—	5,157
Net (loss) income	(38)	—	—	—	1,157	—	—	1,157
Other comprehensive income (loss) (G)	11	—	—	—	—	(48)	—	(48)
Stock-based compensation (N)	—	—	—	41	—	—	—	41
Net effect of tax withholding for compensation plans and exercise of stock options (N)	—	—	—	(8)	—	—	—	(8)
Dividends paid on Alcoa preferred stock ($0.10 per share) (N)	—	—	—	—	(1)	—	—	(1)
Dividends paid on Alcoa common stock ($0.10 per share) (N)	—	—	—	—	(104)	—	—	(104)
Joint venture formation (C)	103	—	—	(45)	—	(31)	—	(76)
Balance at December 31, 2025	$76	$—	$3	$11,575	$(271)	$(5,189)	$—	$6,118

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

(dollars in millions, except per-share amounts; metric tons in thousands (kmt))

A. Basis of Presentation

Alcoa Corporation (Alcoa or the Company), which became an independent, publicly traded company on November 1, 2016, is a vertically integrated aluminum company comprised of bauxite mining, alumina refining, aluminum production (smelting and casting), and energy generation. Through direct and indirect ownership, the Company has 25 operating locations in eight countries around the world, situated primarily in Australia, Brazil, Canada, Iceland, Norway, Spain, and the United States.

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

Principles of Consolidation. The Consolidated Financial Statements of the Company include the accounts of Alcoa Corporation and companies in which Alcoa Corporation has a controlling interest, including those that comprise the San Ciprián (Spain) joint venture (see Note C). Intercompany transactions have been eliminated. The equity method of accounting is used for investments in affiliates and other joint ventures over which the Company has significant influence but does not have effective control. Investments in affiliates in which Alcoa Corporation cannot exercise significant influence are accounted for at cost less any impairment, a measurement alternative in accordance with GAAP.

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

Related Party Transactions. Alcoa Corporation buys products from and sells products to various related companies, consisting of entities in which the Company retains a 50 percent or less equity interest, at negotiated prices between the two parties. These transactions were not material to the financial position or results of operations of Alcoa Corporation for all periods presented.

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

	Structures	Machinery and equipment
Alumina	25	24
Aluminum smelting and casting	37	21
Energy generation	33	25

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

Marketable Securities. Marketable securities consist of shares of Saudi Arabian Mining Company (Ma’aden) acquired by Alcoa during the third quarter of 2025 (see Note C). Marketable securities are measured at fair value using quoted prices in active markets (Level 1). Accordingly, gains and losses in fair value are recognized in Other (income) expenses, net in the Statement of Consolidated Operations. The shares of Ma’aden are presented as Noncurrent marketable securities on the Consolidated Balance Sheet, as they are subject to transfer and sale restrictions, including a restriction requiring Alcoa to hold its Ma’aden shares for a minimum of three years, with one-third of the shares becoming transferable after each of the third, fourth, and fifth anniversaries of the closing of the transaction (the Holding Period). During the Holding Period, Alcoa is permitted, under certain conditions, to hedge and borrow against its Ma’aden shares. Under certain circumstances, such minimum Holding Period may be reduced.

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

The Company has three reporting units, of which two are included in the Aluminum segment (smelting/casting and energy generation). The remaining reporting unit is the Alumina segment. Prior to the impairment charge recorded in the fourth quarter of 2025, only the Alumina reporting unit contained goodwill (see Note L).

Goodwill is tested for impairment by assessing qualitative factors to determine whether it is more likely than not (greater than 50 percent) that the fair value of the reporting unit is less than its carrying amount or performing a quantitative assessment using a DCF model. If the qualitative assessment indicates a possible impairment, then a quantitative assessment is performed to determine the fair value of the reporting unit using a DCF model. Otherwise, no further analysis is required.

Under the quantitative assessment, the estimated fair value of the reporting unit is compared to its carrying value, including goodwill. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including production costs, production capability, tax rates, capital expenditures, discount rate, markets and market share, sales volumes and prices, and working capital changes. The model used for the goodwill impairment test leverages the model, including related inputs and assumptions, that management uses for planning and strategic review of the entire business. In the event the estimated fair value of a reporting unit is less than the carrying value, an impairment loss equal to the excess of the reporting unit’s carrying value over its fair value not to exceed the total amount of goodwill applicable to that reporting unit would be recognized.

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

Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited. The following table details the weighted average useful lives of software and other intangible assets by type of operation (numbers in years):

	Software	Other intangible assets
Alumina	3	25
Aluminum smelting and casting	3	40
Energy generation	3	29

Asset Retirement Obligations. Alcoa recognizes asset retirement obligations (AROs) related to legal obligations associated with the standard operation of bauxite mines, alumina refineries, and aluminum smelters. These AROs consist primarily of costs associated with mine reclamation, closure of bauxite residue areas, spent pot lining and regulated waste materials disposal, and landfill closure. Additionally, costs are recorded as AROs upon management’s decision to permanently close and demolish certain structures and for significant lease restoration obligations. The fair values of these AROs are recorded on a discounted basis at the time the obligation is incurred and accreted over time for the change in present value; related accretion is recorded as a component of Cost of goods sold. Additionally, the Company capitalizes asset retirement costs by increasing the carrying amount of the related long-lived assets and depreciating these assets over their remaining useful life.

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

Environmental Matters. Environmental related expenditures for current operations are expensed as a component of Cost of goods sold or capitalized, as appropriate. Expenditures relating to existing conditions caused by past operations, generally for closed locations which will not contribute to future revenues, are charged to Restructuring and other charges, net. Liabilities are recorded when remediation costs are probable and can be reasonably estimated. In instances where the Company has ongoing monitoring and maintenance responsibilities, Alcoa maintains a reserve for expected costs that are probable and can be reasonably estimated, which has historically averaged five years of spend. The liability is continuously reviewed and adjusted to reflect current remediation progress, rate and pricing changes, actual volumes of material requiring management, changes to the original assumptions regarding how the site was to be remediated, and other factors that may be relevant, including changes in technology or regulations. The estimates may also include costs related to other potentially responsible parties to the extent that Alcoa has reason to believe such parties will not fully pay their proportionate share.

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

Cost of Goods Sold. The Company includes the following in Cost of goods sold: operating costs of its two segments, excluding depreciation, depletion, and amortization, but including all production related costs: raw materials consumed; purchases of metal for consumption; conversion costs, such as labor, materials, and utilities; equity earnings of certain investments integral to the Company’s supply chain; and plant administrative expenses. Also included in Cost of goods sold are: costs related to the Transformation function, which focuses on the management of expenses and obligations of previously closed operations; purchases of bauxite from offtake or other supply agreements, alumina to satisfy customer commitments, and metal for trade; and other costs not included in the operating costs of the segments (see Note E).

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

Alcoa accounts for hedges of firm customer commitments for aluminum and alumina as fair value hedges. The fair values of the derivatives and changes in the fair values of the underlying hedged items are reported as assets and liabilities in the Consolidated Balance Sheet. Changes in the fair values of these derivatives and underlying hedged items generally offset and are recorded each period in Sales, consistent with the underlying hedged item.

The Company accounts for certain hedges of foreign currency exposures and certain forecasted transactions as cash flow hedges. The fair values of the derivatives are recorded as assets and liabilities in the Consolidated Balance Sheet. The changes in the fair values of these derivatives are recorded in Accumulated other comprehensive loss and are reclassified to Sales, Cost of goods sold, or Other (income) expenses, net in the period in which earnings are impacted by the hedged items or in the period that the transaction no longer qualifies as a cash flow hedge. These contracts cover the same periods as known or expected exposures, generally not exceeding five years.

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

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not (greater than 50 percent) that a tax benefit will not be realized. In evaluating the need for a valuation allowance, management applies judgment in assessing all available positive and negative evidence and considers all potential sources of taxable income. Deferred tax assets for which no valuation allowance is recorded may not be realized upon changes in facts and circumstances, resulting in a future charge to establish a valuation allowance. Existing valuation allowances are re-examined under the same standards of positive and negative evidence. If it is determined that it is more likely than not that a deferred tax asset will be realized, the appropriate amount of the valuation allowance, if any, is released. Deferred tax assets and liabilities are also re-measured to reflect changes in underlying tax rates due to law changes and the granting and lapse of tax holidays.

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

Foreign Currency. The local currency is the functional currency for Alcoa’s significant operations outside the United States, except for certain operations in Canada and Iceland, and certain trading and holding companies outside the United States, where the U.S. dollar is the functional currency. The determination of the functional currency for Alcoa’s operations is made based on the appropriate economic and management indicators. Where local currency is the functional currency, assets and liabilities are translated into U.S. dollars using period end exchange rates and income and expenses are translated using the average exchange rates for the reporting period. Unrealized foreign currency translation gains and losses are deferred in Accumulated other comprehensive loss on the Consolidated Balance Sheet.

Recently Adopted Accounting Guidance. In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2023-09 which includes changes to income tax disclosures, including greater disaggregation of information in the rate reconciliation and disclosure of taxes paid by jurisdiction. The Company adopted this guidance retrospectively for the year ended December 31, 2025, which resulted in enhanced disclosures regarding income taxes for each of the periods presented (see Note Q) and did not have a material impact on the Company’s financial position or results of operations.

Recently Issued Accounting Guidance. In December 2025, the FASB issued ASU No. 2025-10 which establishes authoritative guidance on the accounting for government grants received by business entities. The guidance is effective for annual periods beginning after December 15, 2028, and interim periods within those annual periods. Early adoption is permitted. Management does not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations.

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

C. Acquisitions and Divestitures

Saudi Arabia Joint Venture

On July 1, 2025, Alcoa completed the sale of its full ownership interest of 25.1% in the Saudi Arabia joint venture, comprised of the Ma’aden Bauxite and Alumina Company (MBAC) and the Ma’aden Aluminium Company (MAC), to Ma’aden in exchange for total consideration of $1,350, comprised of 85,977,547 shares of Ma’aden (valued at SAR 52.35 per share at closing, or $1,200) and $150 in cash (related to taxes and transaction costs). The Company recorded a gain of $786, net of $18 in transaction costs, in Other (income) expenses, net on the Statement of Consolidated Operations for the year ended December 31, 2025 (see Note U). The receipt of shares is a non-cash investing activity and cash received is presented within investing activities in the Statement of Consolidated Cash Flows.

The shares of Ma’aden are presented as Noncurrent marketable securities on the Consolidated Balance Sheet, as they are subject to transfer and sale restrictions, including a restriction requiring Alcoa to hold its Ma’aden shares for a minimum of three years, with one-third of the shares becoming transferable after each of the third, fourth, and fifth anniversaries of the closing of the transaction (the Holding Period). During the Holding Period, Alcoa is permitted, under certain conditions, to hedge and borrow against its Ma’aden shares. Under certain circumstances, such minimum Holding Period may be reduced.

Subsequent to July 1, 2025, the fair value of the shares is based on the unadjusted quoted price on the Saudi Exchange (Tadawul). For the year ended December 31, 2025, the Company recorded a mark-to-market gain of $197 in Other (income) expenses, net (see Note U) on the Statement of Consolidated Operations related to changes in fair value of the shares. At December 31, 2025, the shares of Ma’aden were valued at SAR 60.95 per share, or $1,397.

San Ciprián Joint Venture

On March 31, 2025, Alcoa and Trento Equity Holdings, S.L.U. (Trento EQT), formerly known as IGNIS Equity Holdings, SL, entered into a joint venture agreement (the Agreement) whereby Alcoa owns 75% and continues as the managing operator and Trento EQT owns 25% of the San Ciprián operations.

Under the terms of the Agreement, Alcoa and Trento EQT contributed $81 (€75) and $27 (€25), respectively, to form the joint venture. Subsequent to formation of the joint venture on March 31, 2025, an additional $89 (€76) was funded for operations by Alcoa with a priority position in future cash returns. Further funding requires agreement by both partners, and to maintain their respective ownership in the joint venture, equity funding would be shared 75% by Alcoa and 25% by Trento EQT. In December 2025, Alcoa provided a mandatory convertible note of $153 (€130) to the joint venture that will convert to equity on or before September 1, 2026.

The formation of the joint venture was accounted for as an equity transaction where Trento EQT’s noncontrolling interest was reflected as a decrease to Additional capital on the accompanying Consolidated Balance Sheet. Noncontrolling interest was measured at 25 percent of the net assets included in the joint venture at formation ($103), which includes the initial contributions described above ($108). Additionally, certain amounts related to foreign currency translation adjustments previously included within Accumulated other comprehensive loss ($31) were reclassified to Additional capital.

The Agreement also provides Trento EQT a put option whereby Trento EQT can require Alcoa Corporation to purchase from Trento EQT its 25% interest at the then fair market value upon certain change in control provisions. Alcoa classified the Noncontrolling interest within Mezzanine equity on the Consolidated Balance Sheet, as Trento EQT’s redemption of the put option is not solely within the Company’s control. Subsequent to formation of the joint venture on March 31, 2025, changes in the carrying value of Noncontrolling interest on the Consolidated Balance Sheet were solely comprised of the comprehensive loss attributable to Trento EQT’s 25% interest, as a change in control of the San Ciprián operations was not deemed probable.

Alumina Limited Acquisition

On August 1, 2024, Alcoa completed the acquisition of all of the ordinary shares of Alumina Limited (Alumina Shares) through a wholly-owned subsidiary, AAC Investments Australia 2 Pty Ltd. At acquisition, Alumina Limited held a 40% ownership interest in the AWAC joint venture, consisting of several affiliated operating entities, which own, have an interest in, or operate the bauxite mines and alumina refineries within Alcoa Corporation’s Alumina segment (except for the Poços de Caldas mine and refinery and portions of the São Luís refinery, all in Brazil) and a portion (55%) of the Portland (Australia) smelter within Alcoa Corporation’s Aluminum segment. Upon completion of the Alumina Limited acquisition, Alumina Limited and, as a result, the operations held by the AWAC joint venture, became wholly-owned subsidiaries of Alcoa Corporation.

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

At closing, Alumina Shares outstanding of 2,760,056,014 and 141,625,403 were exchanged for 78,772,422 and 4,041,989 shares of Alcoa common stock and Alcoa preferred stock, respectively (see Note N). Based on Alcoa’s closing share price as of July 31, 2024, the Agreed Ratio implied a value of A$1.45 per Alumina Share and aggregate purchase consideration of approximately $2,700 for Alumina Limited.

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

Earnings attributable to Alumina Limited’s ownership interest were recognized within Noncontrolling interest within Equity through July 31, 2024.

Warrick Rolling Mill

In March 2021, Alcoa completed the sale of its rolling mill located at Warrick Operations (Warrick Rolling Mill), an integrated aluminum manufacturing site near Evansville, Indiana (Warrick Operations), to Kaiser Aluminum Corporation (Kaiser) and recorded estimated liabilities for site separation commitments.

In 2025, 2024, and 2023 the Company recorded charges of $2, $32, and $17, respectively, in Other (income) expenses, net on the accompanying Statement of Consolidated Operations related to these commitments. During 2025, 2024, and 2023, the Company spent $8, $35, and $52, respectively, against the reserve. As of December 31, 2025, the obligation related to these commitments was substantially complete.

The cash spent against the reserve was included in Cash (used for) provided from financing activities on the Statement of Consolidated Cash Flows.

D. Restructuring and Other Charges, Net

Restructuring and other charges, net were comprised of the following:

	2025	2024	2023
Asset retirement obligations (R)	$431	$44	$41
Asset impairments	340	5	50
Other costs	110	264	36
Environmental remediation (S)	38	5	27
Severance and employee termination costs	2	44	11
Settlements and/or curtailments related to retirement benefits (O)	(1)	(1)	21
Reversals of previously recorded charges	(2)	(20)	(2)
Restructuring and other charges, net	$918	$341	$184

Severance and employee termination costs were recorded based on approved detailed action plans that specified positions to be eliminated, benefits to be paid under existing severance plans, union contracts or statutory requirements, and the expected timetable for completion of the plans.

2025 Actions. In 2025, Alcoa Corporation recorded Restructuring and other charges, net, of $918 which were primarily comprised of the following components:

•
Charges:
o
$856 for the closure of the Kwinana (Australia) refinery (see below);
o
$39 to record additional asset requirement obligations (see Note R) and environmental remediation (see Note S) at previously closed sites;
o
$11 for certain employee obligations related to the February 2023 updated viability agreement reached with the workers’ representatives of the San Ciprián aluminum smelter; and,
o
$10 for take-or-pay contract costs at previously closed sites;
•
Reversals:
o
$2 due to lower costs for environmental remediation at a previously closed site (see Note S).

In September 2025, Alcoa announced the permanent closure of the Kwinana refinery, which had been fully curtailed since June 2024. The Company recorded charges of $856 in Restructuring and other charges, net on the Statement of Consolidated Operations, including $430 to establish reserves for asset retirement obligations (see Note R) and environmental remediation (see Note S), $265 to impair fixed assets, $75 to write-off the remaining net book value of other assets (see Note U), and $86 to accrue for other costs. Additionally, a charge of $39 was recorded in Cost of goods sold on the Statement of Consolidated Operations to write down remaining inventories to net realizable value.

Cash outlays for other costs and severance and employee termination costs related to the full curtailment (see 2024 actions below) and closure of the Kwinana refinery were $179 and $136 in 2025 and 2024, respectively. Additional cash outlays for other costs and severance and employee termination costs of approximately $50 are expected through 2031 with approximately $25 to be spent in 2026.

The Kwinana refinery had approximately 220 employees at the time of the closure announcement and this number was reduced to approximately 190 employees as of December 31, 2025, including approximately 10 employees that were redeployed to other Alcoa operations. The number of employees will be further reduced during 2026 as the closure progresses, and certain employees will remain beyond 2026 to prepare the site for future redevelopment. Associated severance costs were previously recorded in the first quarter of 2024.

2024 Actions. In 2024, Alcoa Corporation recorded Restructuring and other charges, net, of $341 which were primarily comprised of the following components:

•
Charges:
o
$287 for the curtailment of the Kwinana refinery (see below);
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

In June 2024, Alcoa completed the full curtailment of the Kwinana refinery, as planned, which was announced in January 2024. As of March 2024, the refinery had approximately 780 employees and this number was reduced to approximately 250 through the fourth quarter of 2024. In addition to the employees separating as a result of the curtailment, approximately 290 employees have terminated through the productivity program announced in the third quarter of 2023 or redeployed to other Alcoa operations. The Company recorded net charges of $287 in Restructuring and other charges, net on the Statement of Consolidated Operations comprised of other costs of $232 for water management costs ($220) and take-or-pay contracts ($12), severance and employee termination costs of $41, asset retirement obligations of $9 (see Note R), and asset impairments of $5.

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
Charges:
o
$101 for the permanent closure of the previously curtailed Intalco smelter (see below);
o
$53 for the updated viability agreement for the San Ciprián smelter;
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

In February 2023, the Company reached an updated viability agreement with the workers’ representatives of the San Ciprián smelter to commence the restart process in phases beginning in January 2024. The smelter was curtailed in January 2022 as a result of an agreement reached with the workers’ representatives in December 2021. Under the terms of the updated viability agreement, the Company is responsible for certain employee obligations during 2023 through 2025 and capital improvements. In 2025, 2024, and 2023, the Company recorded charges of $11, $0, and $53, respectively, in Restructuring and other charges, net on the Statement of Consolidated Operations related to reserves for these employee obligations. During 2025, 2024, and 2023, cash outlays related to these obligations were $21, $34, and $7, respectively, with $2 expected in 2026. At December 31, 2025, the Company had restricted cash of $75 to be made available for remaining capital improvement commitments and smelter restart costs, under the terms of the December 2021 and February 2023 viability agreements. Restricted cash is included in Prepaid expenses and other current assets and Other noncurrent assets on the Consolidated Balance Sheet (see Note U). Cash payments in 2023 also included $31 related to certain employee obligations under the December 2021 agreement; cash payments related to these obligations were complete as of December 31, 2023.

Alcoa Corporation does not include Restructuring and other charges, net in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

	2025	2024	2023
Alumina	$847	$287	$8
Aluminum	11	—	169
Segment total	858	287	177
Corporate	60	54	7
Total Restructuring and other charges, net	$918	$341	$184

Activity and reserve balances for restructuring charges were as follows:

	Severance and employee termination costs	Other costs	Total
Balances at December 31, 2022	$1	$116	$117
Restructuring charges, net	11	55	66
Cash payments(1)	(6)	(118)	(124)
Reversals and other	—	4	4
Balances at December 31, 2023	6	57	63
Restructuring charges, net	44	264	308
Cash payments	(38)	(145)	(183)
Reversals and other	1	(8)	(7)
Balances at December 31, 2024	13	168	181
Restructuring charges, net	2	107	109
Cash payments	(4)	(208)	(212)
Reversals and other	—	7	7
Balances at December 31, 2025	$11	$74	$85

(1)
Cash payments in 2023 also include $76 to the former employees of the divested Avilés and La Coruña (Spain) facilities to settle various legal disputes related to the 2019 divesture, in accordance with the Global Settlement Agreement.

The activity and reserve balances include only Restructuring and other charges, net that impacted the reserves for Severance and employee termination costs and Other costs. Restructuring and other charges, net that affected other accounts such as Accrued pension benefits and Accrued other postretirement benefits (see Note O), Asset retirement obligations (see Note R), Environmental remediation (see Note S), and Other noncurrent assets (see Note U) are excluded from the above activity and balances. Reversals and other includes reversals of previously recorded liabilities and foreign currency translation impacts.

The current portion of the reserve balance is reflected in Other current liabilities on the Consolidated Balance Sheet and the noncurrent portion of the reserve balance is reflected in Other noncurrent liabilities and deferred credits on the Consolidated Balance Sheet. The noncurrent portion of the reserve was $34 and $8 at December 31, 2025 and 2024, respectively.

E. Segment and Related Information

Segment Information

Alcoa Corporation is a producer of bauxite, alumina, and aluminum products. The Company has two operating and reportable segments: (i) Alumina and (ii) Aluminum. The primary measure of performance reported to Alcoa Corporation’s President and Chief Executive Officer, identified as the Company’s chief operating decision maker (CODM), is Adjusted EBITDA (Earnings before interest, taxes, depreciation, and amortization) for each segment.

The Company calculates Segment Adjusted EBITDA as Total sales (third-party and intersegment) minus the following items: Cost of goods sold; Selling, general administrative, and other expenses; and Research and development expenses. Alcoa Corporation’s Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies. The CODM regularly reviews Segment Adjusted EBITDA to assess performance and allocate resources (including employees, property, and financial or capital resources) in the planning and strategic review process. The CODM evaluates actual results versus the annual plan, most recent forecast, and prior period results when making decisions about allocating resources.

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

A portion of this segment’s bauxite production represents the offtake from an equity method investment in Guinea, as well as Alcoa’s share of bauxite production related to an equity investment in Saudi Arabia (prior to the sale of Alcoa’s interest in the Saudi Arabia joint venture in July 2025). Bauxite mined is primarily used internally within the Alumina segment; a portion of the bauxite is sold to external customers. Bauxite sales to third-parties are conducted on a contract basis.

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

This segment also included Alcoa’s 25.1% ownership interest in a mining and refining joint venture company in Saudi Arabia prior to the sale of Alcoa’s interest on July 1, 2025 (see Note C and Note H).

Aluminum. This segment consists of the Company’s (i) worldwide smelting and casthouse system, which processes alumina into primary aluminum, and (ii) portfolio of energy assets in Brazil, Canada, and the United States.

Aluminum’s combined smelting and casting operations produce primary aluminum products, nearly all of which are sold to external customers and traders. The smelting operations produce molten primary aluminum, which is then formed by the casting operations into either commodity grade ingot (e.g., t-bar, sow, standard ingot) or into value-add ingot products (e.g., foundry, billet, rod, and slab). A variety of external customers purchase the primary aluminum products for use in fabrication operations, which produce products primarily for the transportation, building and construction, packaging, wire, and other industrial markets. Results from the sale of aluminum powder and scrap are also included in this segment, as well as the impacts of embedded aluminum derivatives (see Note P) related to power contracts.

The energy assets supply power to external customers in Brazil and the United States, as well as internal customers in the Aluminum segment (Warrick (Indiana) smelter and Baie-Comeau (Canada) smelter) and, to a lesser extent, the Alumina segment (Brazilian refineries).

Generally, this segment’s aluminum sales are transacted in U.S. dollars while costs and expenses of this segment are transacted in the local currency of the respective operations, which are the Canadian dollar, the U.S. dollar, the Icelandic króna, the Brazilian real, the Norwegian krone, the Australian dollar, and the euro.

This segment also included Alcoa Corporation’s 25.1% ownership interest in a smelting joint venture company in Saudi Arabia prior to the sale of Alcoa’s interest on July 1, 2025 (see Note C and Note H).

The operating results, capital expenditures, and assets of Alcoa Corporation’s reportable segments were as follows:

	Alumina	Aluminum	Total
2025
Sales:
Third-party sales	$4,447	$8,359	$12,806
Intersegment sales	2,110	20	2,130
Total sales	$6,557	$8,379	$14,936
Adjusted operating costs(1)	3,061	6,107	9,168
Other segment items(2)	2,614	1,214	3,828
Segment Adjusted EBITDA	$882	$1,058	$1,940
Supplemental information:
Depreciation, depletion, and amortization	$330	$270	$600
Equity income (loss)	6	(3)	3
Capital expenditures	320	255	575
2024
Sales:
Third-party sales	$4,662	$7,230	$11,892
Intersegment sales	2,263	16	2,279
Total sales	$6,925	$7,246	$14,171
Adjusted operating costs(1)	3,110	5,488	8,598
Other segment items(2)	2,407	1,101	3,508
Segment Adjusted EBITDA	$1,408	$657	$2,065
Supplemental information:
Depreciation, depletion, and amortization	$348	$272	$620
Equity income (loss)	22	(5)	17
Capital expenditures	367	197	564
2023
Sales:
Third-party sales	$3,613	$6,925	$10,538
Intersegment sales	1,648	15	1,663
Total sales	$5,261	$6,940	$12,201
Adjusted operating costs(1)	3,487	5,281	8,768
Other segment items(2)	1,501	1,198	2,699
Segment Adjusted EBITDA	$273	$461	$734
Supplemental information:
Depreciation, depletion, and amortization	$333	$277	$610
Equity loss	(48)	(106)	(154)
Capital expenditures	323	198	521

2025
Assets:
Equity investments	$243	$230	$473
Total assets	5,671	6,151	11,822
2024
Assets:
Equity investments	$420	$546	$966
Total assets	6,138	6,129	12,267

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

The following tables reconcile certain segment information to consolidated totals:

	2025	2024	2023
Sales:
Total segment sales	$14,936	$14,171	$12,201
Elimination of intersegment sales	(2,130)	(2,279)	(1,663)
Other	25	3	13
Consolidated sales	$12,831	$11,895	$10,551

	2025	2024	2023
Net income (loss) attributable to Alcoa Corporation:
Total Segment Adjusted EBITDA	$1,940	$2,065	$734
Unallocated amounts:
Transformation(1)	(80)	(62)	(80)
Intersegment eliminations	252	(231)	7
Corporate expenses(2)	(150)	(160)	(133)
Provision for depreciation, depletion, and amortization	(623)	(642)	(632)
Impairment of goodwill (B & L)	(144)	—	—
Restructuring and other charges, net (D)	(918)	(341)	(184)
Interest expense (U)	(158)	(156)	(107)
Other income (expenses), net (U)	1,057	(91)	(134)
Other(3)	(112)	(93)	(55)
Consolidated income (loss) before income taxes	1,064	289	(584)
Benefit from (provision for) income taxes (Q)	55	(265)	(189)
Net loss attributable to noncontrolling interest	38	36	122
Consolidated net income (loss) attributable to Alcoa Corporation	$1,157	$60	$(651)

(1)
Transformation includes, among other items, the Adjusted EBITDA of previously closed operations.
(2)
Corporate expenses are composed of general administrative and other expenses of operating the corporate headquarters and other global administrative facilities, as well as research and development expenses of the corporate technical center.
(3)
Other includes certain items that are not included in the Adjusted EBITDA of the reportable segments.

December 31,	2025	2024
Assets:
Total segment assets	$11,822	$12,267
Elimination of intersegment receivables	(162)	(364)
Unallocated amounts:
Cash and cash equivalents	1,597	1,138
Noncurrent marketable securities	1,397	—
Deferred income taxes	687	284
Corporate fixed assets, net	414	366
Pension assets	131	128
Corporate goodwill	—	139
Other	243	106
Consolidated assets	$16,129	$14,064

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

Primary aluminum—Primary aluminum is metal in the form of a commodity grade ingot or a value-add ingot (e.g., foundry, billet, rod, and slab). These products are sold primarily to customers that produce products for the transportation, building and construction, packaging, wire, and other industrial markets, and traders.

Energy—Energy is the generation of electricity, which is sold in the wholesale market to traders, large industrial consumers, distribution companies, and other generation companies.

The following table represents the general commercial profile of the Company’s Bauxite, Alumina, and Primary aluminum product divisions (see text below table for Energy):

Product division	Pricing components	Shipping terms(3)	Payment terms(4)
Bauxite	Negotiated	FOB/CIF	LC Sight
Alumina:
Smelter grade	API(1)/spot/fixed	FOB/CIF	LC Sight/CAD/Net 30 days
Non-metallurgical	Negotiated	FOB/CIF	Net 30 days
Primary aluminum:
Commodity grade ingot	LME + Regional premium(2)	DAP/CIF/DDP	Net 30 to 45 days
Value add ingot	LME + Regional premium + Product premium(2)	DAP/CIF/DDP	Net 30 to 45 days

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

The following table details Alcoa Corporation’s Sales by product division:

	2025	2024	2023
Sales:
Aluminum	$8,515	$7,359	$7,045
Alumina	3,662	4,246	3,103
Bauxite	727	376	466
Energy	190	147	118
Other(1)	(263)	(233)	(181)
	$12,831	$11,895	$10,551

(1)
Other includes realized gains and losses related to embedded derivative instruments designated as cash flow hedges of forward sales of aluminum (see Note P).

Geographic Area Information

Geographic information for Third-party sales was as follows (based upon the country where the point of sale originated):

	2025	2024	2023
Sales:
United States(1)	$6,115	$5,365	$4,993
Australia	3,011	3,128	2,240
Netherlands(2)	2,342	2,193	2,261
Brazil	1,020	878	735
Spain	318	293	289
Other	25	38	33
	$12,831	$11,895	$10,551

(1)
Sales of a portion of the alumina from refineries in Australia and Brazil, most of the aluminum from smelters in Canada, and aluminum off-take related to an interest in the Saudi Arabia joint venture (prior to Alcoa’s sale of its 25.1% interest in the Saudi Arabia joint venture on July 1, 2025) (see Note C and Note H), occurred in the United States.
(2)
Sales of aluminum from smelters in Iceland and Norway occurred in the Netherlands.

Geographic information for long-lived assets was as follows (based upon the physical location of the assets):

December 31,	2025	2024
Long-lived assets:
Australia	$2,027	$1,947
Brazil	1,467	1,354
Canada	931	903
Iceland	846	901
United States	773	749
Norway	342	288
Spain	311	244
Other	3	3
	$6,700	$6,389

F. Earnings Per Share

Following the issuance of preferred stock on August 1, 2024 (see Note N), basic earnings per share (EPS) was calculated using the two-class method. Under the two-class method, earnings are allocated to Alcoa common stock and preferred stock based on the pro-rata share of each class outstanding. Diluted EPS assumes the issuance of common stock for all potentially dilutive share equivalents outstanding. Diluted EPS is calculated under both the two-class and if-converted methods, and the more dilutive amount is reported.

In 2025 and 2024, dividends paid on preferred stock were $1 and $1, respectively, and undistributed earnings of $15 and $3, respectively, were allocated to preferred stock under the two-class method.

In the fourth quarter 2025, all issued and outstanding shares of preferred stock were converted into common stock, and no preferred stock remained issued and outstanding at December 31, 2025 (see Note N).

The share information used to compute basic and diluted EPS attributable to Alcoa Corporation common shareholders was as follows (shares in millions):

	2025	2024	2023
Average shares outstanding—basic	259	212	178
Effect of dilutive securities:
Stock options	—	—	—
Stock units	2	2	—
Average shares outstanding—diluted	261	214	178

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

G. Accumulated Other Comprehensive Loss

The following table details the activity of the three components that comprise Accumulated other comprehensive loss for Alcoa Corporation’s shareholders and Noncontrolling interest:

	Alcoa Corporation			Noncontrolling interest
	2025	2024	2023	2025	2024	2023
Pension and other postretirement benefits (O)
Balance at beginning of period	$(11)	$—	$62	$—	$(15)	$(5)
Other comprehensive (loss) income:
Unrecognized net actuarial gain/loss and prior service cost/benefit	(92)	(17)	(112)	—	5	(13)
Tax benefit (expense)(2)	3	(4)	17	—	(2)	2
Total Other comprehensive (loss) income before reclassifications, net of tax	(89)	(21)	(95)	—	3	(11)
Amortization of net actuarial gain/loss and prior service cost/benefit(1)	26	21	39	—	1	1
Tax expense(2)	—	—	(6)	—	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	26	21	33	—	1	1
Total Other comprehensive (loss) income	(63)	—	(62)	—	4	(10)
Acquisition of noncontrolling interest (C)	—	(11)	—	—	11	—
Balance at end of period	$(74)	$(11)	$—	$—	$—	$(15)

Foreign currency translation
Balance at beginning of period	$(4,194)	$(2,593)	$(2,685)	$—	$(983)	$(1,040)
Other comprehensive income (loss)	445	(513)	92	11	(105)	57
Acquisition of noncontrolling interest (C)	—	(1,088)	—	—	1,088	—
Joint venture formation (C)	(31)	—	—	—	—	—
Balance at end of period	$(3,780)	$(4,194)	$(2,593)	$11	$—	$(983)

Cash flow hedges (P)
Balance at beginning of period	$(905)	$(1,052)	$(916)	$—	$—	$1
Other comprehensive (loss) income:
Net change from periodic revaluations	(870)	(93)	(295)	—	—	—
Tax benefit(2)	137	7	70	—	—	—
Total Other comprehensive loss before reclassifications, net of tax	(733)	(86)	(225)	—	—	—
Net amount reclassified to earnings:
Aluminum contracts(3)	357	290	181	—	—	—
Financial contracts(4)	16	—	(20)	—	—	—
Interest rate contracts(5)	—	(1)	(5)	—	—	(1)
Foreign exchange contracts(6)	1	(1)	(26)	—	—	—
Sub-total	374	288	130	—	—	(1)
Tax expense(2)	(71)	(55)	(41)	—	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	303	233	89	—	—	(1)
Total Other comprehensive (loss) income	(430)	147	(136)	—	—	(1)
Balance at end of period	$(1,335)	$(905)	$(1,052)	$—	$—	$—

Total Accumulated other comprehensive (loss) income	$(5,189)	$(5,110)	$(3,645)	$11	$—	$(998)

(1)
These amounts were included in the computation of net periodic benefit cost for pension and other postretirement benefits. The amounts related to settlements and/or curtailments of certain pension benefits for Alcoa Corporation include ($1), ($1), and $21 for the years ended December 31, 2025, 2024, and 2023, respectively (see Note O). The amounts related to settlements and/or curtailments of certain pension benefits for Noncontrolling interest were immaterial for the years ended December 31, 2025, 2024, and 2023.
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
(6)
In 2025, $1 was reported in Sales on the accompanying Statement of Consolidated Operations. In 2024, $1 was reported in Cost of goods sold and ($2) was reported in Sales on the accompanying Statement of Consolidated Operations. In 2023, $5 was reported in Cost of goods sold and ($31) was reported in Sales on the accompanying Statement of Consolidated Operations.
(7)
A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings.

H. Investments

December 31,	2025	2024
Equity investments	$477	$970
Other investments(1)	—	10
	$477	$980
(1)
In May 2025, Alcoa sold a non-core investment for total cash consideration of $13, resulting in a gain of $3 within Other (income) expenses, net. Cash received of $11 is presented within investing activities in the Statement of Consolidated Cash Flows. The remaining $2 is expected to be received in May 2026 and was included in Other receivables on the Consolidated Balance Sheet at December 31, 2025.

Equity Investments. The following table summarizes information of Alcoa Corporation’s equity investments as of December 31, 2025 and 2024. In 2025, 2024, and 2023, Alcoa Corporation received $34, $37, and $51, respectively, in dividends from these equity investments. Each of the investees either owns the facility listed or has an ownership interest in an entity that owns the facility listed:

Investee	Country	Nature of investment	Income Statement Location of Equity Earnings	Ownership interest
Ma’aden Aluminium Company(1)	Saudi Arabia	Aluminum smelter and casthouse	Other (income) expenses, net	25.1%
Ma’aden Bauxite and Alumina Company(1)	Saudi Arabia	Bauxite mine and alumina refinery	Other (income) expenses, net	25.1%
Halco Mining, Inc.	Guinea	Bauxite mine	Cost of goods sold	45%
Energética Barra Grande S.A.	Brazil	Hydroelectric generation facility	Cost of goods sold	42.18%
Pechiney Reynolds Quebec, Inc.	Canada	Aluminum smelter	Cost of goods sold	50%
Serra do Facão Energia S/A	Brazil	Hydroelectric generation facility	Cost of goods sold	34.97%
Manicouagan Power Limited Partnership	Canada	Hydroelectric generation facility	Cost of goods sold	40%
Elysis® Limited Partnership	Canada	Aluminum smelting technology	Other (income) expenses, net	48.235%
(1)
On July 1, 2025, Alcoa completed the sale of its full ownership interest of 25.1% in the Saudi Arabia joint venture, comprised of MBAC and MAC, to Ma’aden (see Note C).

Saudi Arabia Joint Venture—Alcoa Corporation and Ma’aden had a 30-year (from December 2009) joint venture shareholders agreement that set forth the terms for development, construction, ownership, and operation of an integrated aluminum complex in Saudi Arabia. The complex includes a bauxite mine from the Al Ba’itha bauxite deposit in the northern part of Saudi Arabia, an alumina refinery, and a primary aluminum smelter.

On July 1, 2025, Alcoa completed the sale of its full ownership interest of 25.1% in the Saudi Arabia joint venture, comprised of MBAC and MAC, to Ma’aden in exchange for issuance by Ma’aden of 85,977,547 shares (valued at SAR 52.35 per share at closing, or $1,200) and $150 in cash (related to taxes and transaction costs) (see Note C). Upon completion of the sale, MBAC and MAC became wholly-owned by Ma’aden.

The results for the Saudi Arabia joint venture for the year ended December 31, 2023 include a charge related to the settlement of a dispute with an industrial utility for periods in 2021 and 2022. Alcoa’s share of this charge was $41 which is included in Other (income) expenses, net on the Statement of Consolidated Operations for the year ended December 31, 2023.

As of December 31, 2024, the carrying value of Alcoa’s investment in this joint venture was $544.

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

Through December 31, 2025, the Company has contributed $207 (C$279) toward its investment commitment in ELYSIS. The Company’s basis in the investment has been reduced to zero for its share of losses incurred to date. In addition to cash contributions, Alcoa is contributing approximately $3 annually to cover overhead expenses incurred by Alcoa and charged to the joint venture. As a result, the Company has $62 in unrecognized losses as of December 31, 2025 that will be recognized upon additional contributions into the partnership.

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

	Saudi Arabia Joint Venture(1)	Mining	Energy	Other
2025
Sales	$1,780	$660	$240	$468
Cost of goods sold	1,462	449	115	425
Net income (loss)	5	58	109	(83)
Equity in net income (loss) of affiliated companies, before reconciling adjustments	1	26	42	(39)
Other	—	(2)	2	(6)
Alcoa Corporation’s equity in net income (loss) of affiliated companies	1	24	44	(45)
2024
Sales	$3,328	$573	$240	$463
Cost of goods sold	2,681	432	107	419
Net income (loss)	134	26	112	(68)
Equity in net income (loss) of affiliated companies, before reconciling adjustments	34	12	44	(32)
Other	(21)	—	(6)	9
Alcoa Corporation’s equity in net income (loss) of affiliated companies	13	12	38	(23)
2023
Sales	$2,726	$670	$236	$464
Cost of goods sold	2,550	446	118	425
Net (loss) income	(457)	50	100	(97)
Equity in net (loss) income of affiliated companies, before reconciling adjustments	(115)	23	39	(46)
Other	(43)	—	1	(9)
Alcoa Corporation’s equity in net (loss) income of affiliated companies	(158)	23	40	(55)
(1)
These amounts do not include the financial information of the Saudi Arabia joint venture after July 1, 2025, due to the sale of Alcoa’s ownership interest (see Note C).

The following table summarizes the balance sheet data for the respective periods ended December 31, as it relates to Alcoa Corporation’s equity investments.

	Saudi Arabia Joint Venture(1)	Mining	Energy	Other
2025
Current assets	$—	$3	$138	$203
Noncurrent assets	—	508	244	785
Current liabilities	—	2	15	80
Noncurrent liabilities	—	35	44	121
2024
Current assets	$1,456	$4	$99	$177
Noncurrent assets	7,035	454	240	777
Current liabilities	1,227	4	16	85
Noncurrent liabilities	4,534	35	35	120
(1)
On July 1, 2025, Alcoa completed the sale of its full ownership interest of 25.1% in the Saudi Arabia joint venture, comprised of MBAC and MAC, to Ma’aden (see Note C).

I. Receivables

In November 2025, a wholly-owned special purpose entity (SPE) of the Company amended an agreement with a financial institution to increase the amount of certain customer receivables that can be transferred without recourse on a revolving basis from $150 to $175 and to extend the maturity to November 13, 2026. The agreement was initially entered into in 2023. Company subsidiaries sell customer receivables to the SPE, which then transfers the receivables to the financial institution. The Company does not maintain effective control over the transferred receivables and therefore accounts for the transfers as sales of receivables.

Alcoa Corporation guarantees the performance obligations of the Company subsidiaries, and unsold customer receivables are pledged as collateral to the financial institution to secure the sold receivables. The SPE held unsold customer receivables of $486 and $247 pledged as collateral against the sold receivables as of December 31, 2025 and 2024, respectively.

The Company continues to service the customer receivables that were transferred to the financial institution. As Alcoa collects customer payments, the SPE transfers additional receivables to the financial institution rather than remitting cash.

In 2025, the Company sold gross customer receivables of $910, and reinvested collections of $910 from previously sold receivables, resulting in no net cash remittance to or proceeds from the financial institution.

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

Cash collections from previously sold receivables yet to be reinvested of $69 and $50 were included in Accounts payable, trade on the Consolidated Balance Sheet as of December 31, 2025 and 2024, respectively. Cash received from sold receivables under the agreement are presented within operating activities in the Statement of Consolidated Cash Flows.

J. Inventories

December 31,	2025	2024
Finished goods	$394	$406
Work-in-process	282	251
Bauxite and alumina	580	551
Purchased raw materials	633	546
Operating supplies	288	244
	$2,177	$1,998

K. Properties, Plants, and Equipment, Net

December 31,	2025	2024
Land and land rights, including mines	$247	$233
Structures (by type of operation):
Bauxite mining and alumina refining	4,046	3,736
Aluminum smelting and casting	3,264	3,214
Energy generation	341	334
Other	357	344
	8,008	7,628
Machinery and equipment (by type of operation):
Bauxite mining and alumina refining	4,386	4,218
Aluminum smelting and casting	5,840	5,551
Energy generation	872	855
Other	276	453
	11,374	11,077
	19,629	18,938
Less: accumulated depreciation, depletion, and amortization	13,837	13,161
	5,792	5,777
Construction work-in-progress	908	612
	$6,700	$6,389

L. Goodwill and Other Intangible Assets

Management performed a quantitative assessment for the Alumina reporting unit in the fourth quarter of 2025. As a result of the assessment, the Company recorded a charge of $144 in Impairment of goodwill on the Statement of Consolidated Operations for the year ended December 31, 2025, reducing the amount of goodwill for the Alumina reporting unit to zero.

The goodwill impairment was primarily a result of declining alumina prices, increased capital expenditures primarily related to mine moves and mine reclamation in Australia, and an increase in the discount rate. Following a peak in the fourth quarter of 2024 primarily due to supply disruptions, alumina prices decreased in the first quarter of 2025 and declined further in the fourth quarter of 2025 driven by a global supply surplus, largely due to refinery expansions in China and Indonesia.

Changes in the carrying amount of goodwill in 2025 prior to impairment were attributable to foreign currency translation.

Goodwill, which is included in Other noncurrent assets on the accompanying Consolidated Balance Sheet, was as follows:

December 31,	2025	2024
Alumina	$—	$3
Aluminum	—	—
Corporate(1)	—	139
	$—	$142

(1)
Goodwill is reflected in Corporate for segment reporting because it is not included in management’s assessment of performance by the reportable segment, and it is allocated to the Alumina reporting unit for purposes of impairment testing (see Goodwill and Other Intangible Assets in Note B).

The carrying value of Corporate’s goodwill is net of accumulated impairment losses of $882 and $742 as of December 31, 2025 and December 31, 2024, respectively.

Other intangible assets, which are included in Other noncurrent assets on the accompanying Consolidated Balance Sheet, were as follows:

	2025			2024
December 31,	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Computer software	$210	$(198)	$12	$203	$(190)	$13
Patents and licenses	25	(11)	14	25	(11)	14
Other intangibles	21	(13)	8	20	(11)	9
Total other intangible assets	$256	$(222)	$34	$248	$(212)	$36

Computer software consists primarily of software costs associated with the enterprise business solution within Alcoa to drive common systems among all businesses.

Amortization expense related to the intangible assets in the table above for the years ended December 31, 2025, 2024, and 2023 was $6, $5, and $5, respectively, and is expected to be approximately $5 annually from 2026 to 2030.

M. Debt

Short-term Borrowings.

December 31,	2025	2024
Short-term borrowings	$9	$50

Short-term borrowings are reported in Other current liabilities on the accompanying Consolidated Balance Sheet.

Inventory Repurchase Agreements

The Company entered into inventory repurchase agreements whereby the Company sold aluminum to a third party and agreed to subsequently repurchase substantially similar inventory. The Company did not record sales upon each shipment of inventory and the net cash received of $9 and $50 related to these agreements was recorded in Short-term borrowings within Other current liabilities on the Consolidated Balance Sheet as of December 31, 2025 and December 31, 2024, respectively. The associated inventory sold was reflected in Prepaid expenses and other current assets on the Consolidated Balance Sheet as of December 31, 2025 and December 31, 2024, respectively.

For the year ended December 31, 2025, the Company recorded borrowings of $60 and repurchased $101 of inventory related to these agreements. For the year ended December 31, 2024, the Company recorded borrowings of $88 and repurchased $94 of inventory related to these agreements. For the year ended December 31, 2023, the Company recorded borrowings of $117 and repurchased $61 of inventory related to these agreements.

The cash received and subsequently paid under the inventory repurchase agreements is included in Cash (used for) provided from financing activities on the Statement of Consolidated Cash Flows.

Long-term Debt.

December 31,	2025	2024
5.500% Notes, due 2027	$—	$750
6.125% Notes, due 2028	219	500
4.125% Notes, due 2029	500	500
6.125% Notes, due 2030	500	—
7.125% Notes, due 2031	750	750
6.375% Notes, due 2032	500	—
Other	1	76
Unamortized discounts and deferred financing costs	(31)	(31)
Total	2,439	2,545
Less: amount due within one year	1	75
Long-term debt, less amount due within one year	$2,438	$2,470

The principal amount of long-term debt maturing in each of the next five years is: $1 in 2026, $0 in 2027, $219 in 2028, $500 in 2029, and $500 in 2030.

In April 2025, the Company amended a $74 term loan, included within Other at December 31, 2024, extending the maturity from May 2025 to November 2025. In September 2025, the Company fully repaid $74 drawn under the term loan and cancelled the agreement.

144A Debt.

2030 and 2032 Notes. In March 2025, Alumina Pty Ltd, a wholly-owned subsidiary of Alcoa Corporation, completed Rule 144A (U.S. Securities Act of 1933, as amended) debt issuances of $500 aggregate principal amount of 6.125% Senior Notes due 2030 (the 2030 Notes) and $500 aggregate principal amount of 6.375% Senior Notes due 2032 (the 2032 Notes) with the following terms:

•
Net proceeds were approximately $985, reflecting a discount to the initial purchasers on each series of notes as well as issuance costs. The discounts, as well as costs to complete the financing, were deferred and are being amortized to interest expense over the respective terms;
•
Interest is paid semi-annually in March and September, which commenced September 15, 2025;
•
Indenture contains customary affirmative and negative covenants, see below;
•
Option to redeem on at least 10 days, but not more than 60 days, notice to the holders under multiple scenarios, including, in whole or in part, at any time, or from time to time on and after March 15, 2027 and March 15, 2028 for the 2030 Notes and 2032 Notes, respectively, at a redemption price up to 103.063 percent and 103.188 percent of the principal amount plus any accrued and unpaid interest in each case for the 2030 Notes and 2032 Notes, respectively; and,
•
Subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the indenture) at a repurchase price in cash equal to 101 percent of the aggregate principal amount of the notes repurchased, plus any accrued and unpaid interest.

The Company utilized certain proceeds of these transactions to fund contributions to Alcoa Nederland Holding B.V. (ANHBV), a wholly-owned subsidiary of Alcoa Corporation and the issuer of the $750 aggregate principal amount of 5.500% Notes due 2027 (the 2027 Notes) and $500 aggregate principal amount of 6.125% Notes due 2028 (the 2028 Notes). These contributions were funded through a series of intercompany transactions, including the repayment of intercompany indebtedness and the issuance of intercompany dividends. ANHBV used such funds, along with cash on hand, to fund the purchase price pursuant to the cash tender offers announced and settled in March 2025, including premiums and transaction costs (see Tender Offers). The net proceeds also supported Alcoa’s general corporate purposes.

2031 Notes. In March 2024, ANHBV completed a Rule 144A debt issuance for $750 aggregate principal amount of 7.125% Senior Notes due 2031 (the 2031 Notes), which carry a green bond designation, with the following terms:

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
•
Option to redeem on at least 10 days, but not more than 60 days, notice to the holders under multiple scenarios, including, in whole or in part, at any time, or from time to time on and after March 15, 2027, at a redemption price up to 103.563 percent of the principal amount, plus any accrued and unpaid interest; and,
•
Subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the indenture) at a repurchase price in cash equal to 101 percent of the aggregate principal amount of the notes repurchased, plus any accrued and unpaid interest.

The Company utilized the net proceeds to finance and/or refinance, in whole or in part, new and/or existing qualifying projects on a two-year look back and three-year look forward that meet certain eligibility criteria within its Green Finance Framework.

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
•
Option to redeem on at least 10 days, but not more than 60 days, notice to the holders under multiple scenarios, including, in whole or in part, at any time, or from time to time after March 31, 2024, at a redemption price up to 102.063 percent of the principal amount, plus any accrued and unpaid interest; and,
•
Subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the indenture) at a repurchase price in cash equal to 101 percent of the aggregate principal amount of the notes repurchased, plus any accrued and unpaid interest.

The Company used the net proceeds of the 2029 Notes, together with cash on hand, to contribute $500 to its U.S. defined benefit pension plans, to redeem in full $750 aggregate principal amount of the Company’s outstanding 6.75% Senior Notes due 2024, and to pay transaction-related fees and expenses.

2028 Notes. In May 2018, ANHBV completed a Rule 144A debt issuance for $500 aggregate principal amount of 6.125% Senior Notes due 2028 with the following terms:

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
•
Option to redeem on at least 30 days, but not more than 60 days, notice to the holders under multiple scenarios, including, in whole or in part, at any time, or from time to time after May 2023, at a redemption price up to 103.063 percent of the principal amount, plus any accrued and unpaid interest; and,
•
Subject to repurchase upon the occurrence of a change in control repurchase event (as defined in the indenture) at a repurchase price in cash equal to 101 percent of the aggregate principal amount of the notes repurchased, plus any accrued and unpaid interest.

The Company used the net proceeds of the 2028 Notes, together with cash on hand, to make discretionary contributions to certain U.S. defined benefit pension plans.

The indentures governing the 2028 Notes, the 2029 Notes, the 2030 Notes, the 2031 Notes, and the 2032 Notes contain customary affirmative and negative covenants, such as limitations on liens, limitations on sale and leaseback transactions, and specific to the 2028 Notes, the 2029 Notes, and the 2031 Notes, a prohibition on a reduction in the ownership of AWAC entities below an agreed level. The negative covenants in the indentures are less extensive than those in the Revolving Credit Facility (see below). For example, the indentures do not include a limitation on restricted payments, such as repurchases of common stock and dividends to stockholders.

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

The 2030 Notes and the 2032 Notes are senior unsecured obligations of Alumina Pty Ltd and do not entitle the holders to any registration rights pursuant to a registration rights agreement. Alumina Pty Ltd does not intend to file a registration statement with respect to resales of or an exchange offer for the notes. The notes are guaranteed on a senior unsecured basis by the Company and its subsidiaries that are party to the indenture.

The 2030 Notes and the 2032 Notes rank equally in right of payment with each other and with all existing and future senior unsecured indebtedness of Alumina Pty Ltd, the Company, and its subsidiaries that are party to the indenture; rank senior in right of payment to any future subordinated obligations of Alumina Pty Ltd, the Company, and such subsidiaries; and are effectively subordinated to the existing and future secured indebtedness of Alumina Pty Ltd, the Company, and such subsidiaries, including under the Revolving Credit Agreement, to the extent of the value of property and assets securing such indebtedness. The guarantees of the notes rank equally in right of payment with each other and with all the guarantors’ existing and future senior unsecured indebtedness; rank senior in right of payment to any future subordinated obligations of the guarantors; and are effectively subordinated to the guarantors’ existing and future secured indebtedness, including under the Revolving Credit Facility, to the extent of the value of property and assets securing such indebtedness.

Redemption. On December 15, 2025, ANHBV redeemed the remaining $141 aggregate principal amount of the 2027 Notes at a redemption price equal to 100 percent of the principal amount, plus accrued and unpaid interest. As a result, the Company recorded a loss of $1 on the extinguishment of debt in the fourth quarter of 2025 in Interest expense, which was comprised of the write-off of unamortized discounts and deferred financing costs. The redemption was funded using cash on hand. The cash flows related to the transaction were included in Cash (used for) provided from financing activities on the Statement of Consolidated Cash Flows.

Tender Offers. In March 2025, ANHBV announced and settled cash tender offers which resulted in the tender and acceptance of $609 of the $750 aggregate principal amount of the 2027 Notes and $281 of the $500 aggregate principal amount of the 2028 Notes for purchase. The issuance of the 2030 Notes and 2032 Notes and the cash tender of the 2027 Notes and 2028 Notes were determined to be issuances of new debt and extinguishments of existing debt. As a result, the Company incurred $12 of debt settlement expenses in the first quarter of 2025 in Interest expense, which was comprised of the settlement premiums, transaction costs, and the write-off of unamortized discounts and deferred financing costs. The cash flows related to the transaction were included in Cash (used for) provided from financing activities on the Statement of Consolidated Cash Flows.

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

On January 17, 2024, Alcoa Corporation, ANHBV, and certain subsidiaries of the Company entered into Amendment No. 1 (Amendment No. 1) to the Revolving Credit Facility (Amended Revolving Credit Facility). The Amended Revolving Credit Facility provided additional flexibility to the Company and the Borrower by temporarily (i) reducing the minimum interest coverage ratio required thereunder from 4.00 to 1.00 to 3.00 to 1.00 and (ii) providing for a maximum addback for cash restructuring charges in Consolidated EBITDA (as defined in the Revolving Credit Facility) of $450, in each case for the 2024 fiscal year. As of January 1, 2025, the minimum interest coverage ratio requirement reverted to 4.00 to 1.00 and the maximum addback for cash restructuring charges in Consolidated EBITDA reverted to 15 percent of Consolidated EBITDA. The requirement that the Company maintain a debt to capitalization ratio not to exceed .60 to 1.00 was not changed by Amendment No. 1.

In connection with Amendment No. 1, the Company also agreed to provide collateral for its obligations under the Amended Revolving Credit Facility, which required it to execute all security documents to re-secure collateral under the Amended Revolving Credit Facility by, subject to certain exceptions, a first priority security interest in substantially all assets of the Company, the Borrower, the material domestic wholly-owned subsidiaries of the Company, and the material foreign wholly-owned subsidiaries of the Company located in Australia, Brazil, Canada, Luxembourg, the Netherlands, Norway, and Switzerland including equity interests of certain subsidiaries that directly hold equity interests in AWAC entities.

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

As of December 31, 2025, the Company was in compliance with all financial covenants. The Company may access the entire amount of commitments under the Revolving Credit Facility. There were no borrowings outstanding at December 31, 2025 and 2024, and no amounts were borrowed during 2025, 2024, and 2023 under the Revolving Credit Facility.

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

The Japanese Yen Revolving Credit Facility, established in April 2023 and amended in January 2024, April 2024, and April 2025, includes covenants that are substantially the same as those included in the Amended Revolving Credit Facility. Under the terms of the January 2024 amendment, the Company agreed to provide collateral for its obligations under the Japanese Yen Revolving Credit Facility with the same conditions as the Amended Revolving Credit Facility.

As of December 31, 2025, the Company was in compliance with all financial covenants. The Company may access the entire amount of commitments under the facility. There were no borrowings outstanding at December 31, 2025 and 2024. During 2025, no amounts were borrowed. During 2024, $201 (JPY 29,686) was borrowed and $196 (JPY 29,686) was repaid. During 2023, $10 (JPY 1,495) was borrowed and repaid.

Alumina Limited Revolving Credit Facility

In connection with the acquisition of Alumina Limited (see Note C), the Company assumed $385 of indebtedness as of August 1, 2024, representing the amount drawn on the Alumina Limited revolving credit facility.

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

N. Preferred and Common Stock

Preferred Stock. Alcoa Corporation is authorized to issue 100,000,000 shares of preferred stock at a par value of $0.01 per share. In connection with the acquisition of Alumina Limited (see Note C), on July 31, 2024, the Company’s Board of Directors created and authorized 10,000,000 shares of non-voting preferred stock designated as “Series A convertible preferred stock” with a par value of $0.01 per share. At the transaction closing on August 1, 2024, Alumina Shares outstanding were exchanged for 4,041,989 shares of Alcoa Series A convertible preferred stock.

In the fourth quarter 2025, all 4,041,989 issued and outstanding shares of Alcoa Series A convertible preferred stock were converted into 4,041,989 shares of common stock, and the associated preferred shares were retired and cancelled. On February 25, 2026, the Company filed a certificate of cancellation with the Secretary of State of the State of Delaware, thereby eliminating the Series A convertible preferred stock as a designated series and restoring the 10,000,000 previously designated shares to the status of authorized but unissued.

As of December 31, 2025, the Company had no issued preferred stock. As of December 31, 2024, the Company had 4,041,989 issued and outstanding shares of Series A convertible preferred stock.

Common Stock. Alcoa Corporation is authorized to issue 750,000,000 shares of common stock at a par value of $0.01 per share. In connection with the acquisition of Alumina Limited (see Note C), Alumina Shares outstanding were exchanged for 78,772,422 shares of Alcoa common stock. As of December 31, 2025 and 2024, Alcoa Corporation had 263,102,406 and 258,360,908, respectively, issued and outstanding shares of common stock.

Under its employee stock-based compensation plan, the Company issued shares of 699,509 in 2025, 1,116,022 in 2024, and 1,503,373 in 2023. The Company issues new shares to satisfy the exercise of stock options and the conversion of stock units. As of December 31, 2025, 18,709,900 shares of common stock were available for issuance.

Common Stock Repurchase Program

In July 2022, Alcoa Corporation’s Board of Directors approved a common stock repurchase program under which the Company may purchase shares of its outstanding common stock up to an aggregate transactional value of $500, depending on the Company’s continuing analysis of market, financial, and other factors (the July 2022 authorization).

No shares were repurchased in 2025, 2024, or 2023.

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

Quarterly dividends paid on common stock were $0.10 per share in 2025, 2024, and 2023, totaling $104, $89, and $72, respectively. After the acquisition of Alumina Limited (see Note C), quarterly dividends of $0.10 per share were paid on Series A convertible preferred stock, totaling $1 in both 2025 and 2024.

The details of any future cash dividend declaration, including the amount of such dividend and the timing and establishment of the record and payment dates, will be determined by the Board of Directors. The decision of whether to pay future cash dividends and the amount of any such dividends will be based on the Company’s financial position, results of operations, cash flows, capital requirements, business conditions, the requirements of applicable law, and any other factors the Board of Directors may deem relevant.

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

The final number of PRSUs earned is dependent on Alcoa Corporation’s achievement of certain targets over a three-year measurement period for grants. For PRSUs granted in 2023, the award will be earned after the end of the measurement period of January 1, 2023 through December 31, 2025 based on performance against three measures: (1) the Company’s total shareholder return measured against the ranked total shareholder return of the S&P Metals and Mining Select Industry Index components; (2) a pre-established average return-on-equity target; and (3) a reduction in carbon intensity in both refining (through reduced carbon dioxide emissions) and smelting (through increased production from renewable energy) operations. For PRSUs granted in 2024, the award will be earned after the end of the measurement period of January 1, 2024 through December 31, 2026 based on performance against three measures: (1) the Company’s total shareholder return measured against the ranked total shareholder return of the S&P Metals and Mining Select Industry Index components; (2) a pre-established average return-on-equity target; and (3) a reduction in carbon intensity in both refining (through reduced carbon dioxide emissions) and smelting (through increased production from renewable energy) operations. For PRSUs granted in 2025, the award will be earned after the end of the measurement period of January 1, 2025 through December 31, 2027 based on performance against three measures: (1) the Company’s total shareholder return measured against the ranked total shareholder return of the S&P Metals and Mining Select Industry Index components; (2) a pre-established average return-on-equity target; and (3) a pre-established strategic initiatives target focused on portfolio optimization and capital allocation activities.

In 2025, 2024, and 2023, Alcoa Corporation recognized stock-based compensation expense of $41, $36, and $35, respectively, related to stock units in each period. There was no stock-based compensation expense capitalized in 2025, 2024, and 2023.

Stock-based compensation expense is based on the grant date fair value of the applicable equity grant. For both RSUs and PRSUs, the fair value was equivalent to the closing market price per share of Alcoa Corporation’s common stock on the date of grant in the respective periods. For stock units with a market condition, the fair value was estimated on the date of grant using a Monte Carlo simulation model, which generated a result of $52.74, $40.27, and $71.12 per unit in 2025, 2024, and 2023, respectively. The Monte Carlo simulation model uses certain assumptions to estimate the fair value of a market-based stock unit, including volatility and a risk-free interest rate, to estimate the probability of satisfying market conditions. Volatility (55.03 percent, 59.40 percent, and 64.88 percent in 2025, 2024, and 2023, respectively) was estimated using the historical volatility of the Company calculated from daily stock price returns. The risk-free interest rate (4.18 percent, 4.35 percent, and 4.26 percent in 2025, 2024, and 2023, respectively) was based on the U.S. Treasury yield curve at the time of the grant based on the remaining performance period.

The activity for stock units and stock options during 2025 was as follows:

	Stock units		Stock options
	Number of units	Weighted average FMV per unit	Number of options	Weighted average exercise price
Outstanding, January 1, 2025	2,912,221	$38.71	133,446	$27.66
Granted	1,380,551	36.70	—	—
Exercised	—	—	(38,801)	20.17
Converted	(875,006)	45.96	—	—
Expired or forfeited	(89,318)	35.97	(4,738)	32.61
Performance share adjustment	(91,556)	56.04	—	—
Outstanding, December 31, 2025	3,236,892	$38.71	89,907	$30.64

The number of Converted units includes 214,298 shares withheld to meet the Company’s statutory tax withholding requirements related to the income earned by the employees as a result of vesting in the units.

As of December 31, 2025, the 89,907 outstanding stock options were fully vested and exercisable, had a weighted average remaining contractual life of 2.86 years, a total intrinsic value of $2 and a weighted average exercise price of $30.64. Cash received from stock option exercises was immaterial in 2025, 2024, and 2023. The total intrinsic value of stock options exercised was immaterial during 2025, 2024, and 2023. The total fair value of stock units converted during 2025, 2024, and 2023 was $40, $37 and $35, respectively.

At December 31, 2025, there was $37 of combined unrecognized compensation expense (pretax) related to non-vested grants of stock units. This expense is expected to be recognized over a weighted average period of 1.40 years.

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

As of January 1, 2025, the pension benefit plans and the other postretirement benefit plans covered an aggregate of approximately 15,000 and approximately 18,000 participants, respectively.

2025 Actions. In 2025, the following actions impacted certain pension and other postretirement benefit plans:

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

Action #2 – In the fourth quarter of 2025, the Company recorded a $29 increase to Accrued other postretirement benefits as a result of the reinstatement of Company-sponsored retiree health coverage for certain U.S. retirees effective January 1, 2026. The reinstatement is pursuant to an injunction entered by the U.S. District Court for the Southern District of Indiana, which remains under appeal. The Company will continue to assess the impact to Accrued other postretirement benefits as the related legal proceedings progress.

The following table presents certain information and the financial impacts of these actions on the accompanying Consolidated Financial Statements:

Action #	Number of affected plan participants	Weighted average discount rate as of prior plan remeasurement date	Plan remeasurement date	Weighted average discount rate as of plan remeasurement date	Decrease to other noncurrent assets(1)	Increase to accrued other postretirement benefits liability	Settlement gain(2)
1	~25	4.87%	September 30, 2025	4.49%	$(2)	$—	$(1)
2	~1,080	N/A	December 31, 2025	N/A	—	29	—
					$(2)	$29	$(1)

(1)
Action 1 caused an interim plan remeasurement, including an update to the discount rate used to determine the benefit obligation of the affected plan. This amount includes the impact due to the interim plan remeasurement.
(2)
This amount represents the net actuarial gain and was reclassified from Accumulated other comprehensive loss to Restructuring and other charges, net (see Note D) on the accompanying Statement of Consolidated Operations.

2024 Actions. In 2024, the following actions impacted a certain pension plan:

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

Action #3 – In the fourth quarter of 2024, settlement accounting was triggered within Alcoa’s Australian pension plan as a result of lump sum payments to participants. Alcoa recognized a non-cash settlement gain of $1 ($1 after-tax) in Restructuring and other charges, net on the Statement of Consolidated Operations.

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

2023 Actions. In 2023, the following actions impacted certain pension and other postretirement benefit plans:

Action #1 – In the second quarter of 2023, plan amendment accounting and related plan remeasurements were triggered within the Surinamese pension and other postretirement plans as a result of participants electing to prospectively convert their Surinamese dollar pension and Company-provided retiree medical to a U.S. dollar pension with no Company-provided retiree medical. As a result, Alcoa recorded a $15 increase to Accrued pension benefits and a $9 decrease to Accrued other postretirement benefits.

Action #2 – In the second quarter of 2023, settlement accounting and related plan remeasurements were triggered within certain Canadian pension plans as a result of the Company’s purchase of group annuity contracts to transfer the obligation to pay the remaining retirement benefits of approximately 530 retirees and beneficiaries from its Canadian defined benefit pension plans. The transfer of approximately $235 in both plan obligations and plan assets was completed in April 2023. As a result, Alcoa recorded a $22 increase to Accrued pension benefits and a $5 decrease to Other noncurrent assets and recognized a non-cash settlement loss of $21 ($16 after-tax) in Restructuring and other charges, net on the accompanying Statement of Consolidated Operations.

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

Obligations and Funded Status

	Pension benefits		Other postretirement benefits
December 31,	2025	2024	2025	2024
Change in benefit obligation
Benefit obligation at beginning of year	$2,145	$2,393	$462	$494
Service cost	6	9	1	3
Interest cost	104	113	23	24
Amendments	—	—	29	—
Actuarial losses (gains)	18	(78)	10	(8)
Settlements	(32)	(81)	—	—
Benefits paid, net of participants’ contributions	(130)	(122)	(48)	(51)
Foreign currency translation impact	52	(89)	—	—
Benefit obligation at end of year	$2,163	$2,145	$477	$462
Change in plan assets
Fair value of plan assets at beginning of year	$2,000	$2,219	$—	$—
Actual return on plan assets	103	49	—	—
Employer contributions	21	17	—	—
Participant contributions	2	3	—	—
Benefits paid	(122)	(115)	—	—
Administrative expenses	(5)	(7)	—	—
Settlements	(32)	(81)	—	—
Foreign currency translation impact	52	(85)	—	—
Fair value of plan assets at end of year	$2,019	$2,000	$—	$—
Funded status	$(144)	$(145)	$(477)	$(462)
Less: Amounts attributed to joint venture partners	(8)	(7)	—	—
Net funded status	$(136)	$(138)	$(477)	$(462)
Amounts recognized in the Consolidated Balance Sheet consist of:
Noncurrent assets	$131	$128	$—	$—
Current liabilities	(10)	(10)	(50)	(50)
Noncurrent liabilities	(257)	(256)	(427)	(412)
Net amount recognized	$(136)	$(138)	$(477)	$(462)
Amounts recognized in Accumulated Other Comprehensive Loss consist of:
Net actuarial loss	$1,098	$1,076	$80	$75
Prior service cost (benefit)	3	4	(41)	(83)
Total, before tax effect	1,101	1,080	39	(8)
Less: Amounts attributed to joint venture partners	31	29	—	—
Net amount recognized, before tax effect	$1,070	$1,051	$39	$(8)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income consist of:
Net actuarial loss (gain)	$57	$9	$9	$(8)
Amortization of accumulated net actuarial loss	(35)	(31)	(4)	(5)
Prior service (benefit) cost	(1)	—	29	—
Amortization of prior service benefit	—	—	13	14
Total, before tax effect	21	(22)	47	1
Less: Amounts attributed to joint venture partners	2	(4)	—	—
Net amount recognized, before tax effect	$19	$(18)	$47	$1

At December 31, 2025, the benefit obligation, fair value of plan assets, and funded status for U.S. pension plans were $1,060, $982, and ($78), respectively. At December 31, 2024, the benefit obligation, fair value of plan assets, and funded status for U.S. pension plans were $1,056, $988, and ($68), respectively.

Pension Plan Benefit Obligations

	Pension benefits
	2025	2024
The aggregate projected benefit obligation and accumulated benefit obligation for all defined benefit pension plans was as follows:
Projected benefit obligation	$2,163	$2,145
Accumulated benefit obligation	2,104	2,078
The aggregate projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets was as follows:
Projected benefit obligation	1,629	1,627
Fair value of plan assets	1,350	1,351
The aggregate accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets was as follows:
Accumulated benefit obligation	1,435	1,432
Fair value of plan assets	1,193	1,197

Components of Net Periodic Benefit Cost

	Pension benefits(1)			Other postretirement benefits
	2025	2024	2023	2025	2024	2023
Service cost	$6	$9	$10	$1	$3	$3
Interest cost(2)	99	108	114	23	24	26
Expected return on plan assets(2)	(123)	(139)	(146)	—	—	—
Amortization of accumulated net actuarial loss(2)	36	32	28	4	5	5
Amortization of prior service benefit(2)	—	—	—	(13)	(14)	(14)
Settlements(3)	(1)	(2)	21	—	—	—
Curtailments(4)	—	1	—	—	—	—
Net periodic benefit cost(5)	$17	$9	$27	$15	$18	$20

(1)
In 2025, 2024, and 2023, net periodic benefit cost for U.S. pension plans was $15, $7, and $6, respectively.
(2)
These amounts were reported in Other (income) expenses, net on the accompanying Statement of Consolidated Operations.
(3)
These amounts were reported in Restructuring and other charges, net on the accompanying Statement of Consolidated Operations (see Note D). In 2025, 2024 and 2023, settlements were due to plan actions (see Actions above).
(4)
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

Weighted average assumptions used to determine benefit obligations for pension and other postretirement benefit plans were as follows:

December 31,	2025	2024
Discount rate—pension plans	5.24%	5.30%
Discount rate—other postretirement benefit plans	5.05	5.53
Rate of compensation increase—pension plans	3.20	3.20

The yield curve model used to develop the discount rate is based on high-quality corporate bonds, parallels the plans’ projected cash flows and has a weighted average duration of 10 years. If a deep market of high-quality corporate bonds does not exist in a country, then the yield on government bonds plus a corporate bond yield spread is used.

Weighted average assumptions used to determine net periodic benefit cost for pension and other postretirement benefit plans were as follows:

	2025	2024	2023
Discount rate—pension plans	5.23%	5.02%	5.34%
Discount rate—other postretirement benefit plans	5.30	5.17	5.45
Expected long-term rate of return on plan assets—pension plans	5.81	6.13	6.21
Rate of compensation increase—pension plans	3.20	3.77	3.21

For 2025, 2024, and 2023, the expected long-term rate of return used by management was based on the prevailing and planned strategic asset allocations, as well as estimates of future returns by asset class. For 2026, management anticipates that 5.86 percent will be the weighted average expected long-term rate of return.

Assumed health care cost trend rates for U.S. other postretirement benefit plans were as follows (non-U.S. plans are not material):

	2025	2024	2023
Health care cost trend rate assumed for next year	7.25%	7.00%	6.50%
Rate to which the cost trend rate gradually declines	5.00%	5.00%	5.00%
Year that the rate reaches the rate at which it is assumed to remain	2035	2034	2032

The assumed health care cost trend rate is used to measure the expected cost of gross eligible charges covered by the Company’s other postretirement benefit plans. For 2026, a 7.25 percent trend rate will be used, reflecting management’s best estimate of the change in future health care costs covered by the plans.

Plan Assets. Alcoa’s pension plan weighted average target and actual asset allocations, by asset class, were as follows:

	Target asset allocation		Plan assets at December 31,
Asset class	2025	2024	2025	2024
Equities	20%	20%	21%	21%
Fixed income	65	65	69	69
Other investments	15	15	10	10
Total	100%	100%	100%	100%

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

The portfolio includes an allocation to investments in long-duration corporate credit and government debt, public and private market equities, intermediate duration corporate credit and government debt, global-listed infrastructure, global natural resource equities, high-yield bonds and bank loans, real estate, and securitized credit.

Investment practices comply with the requirements of applicable laws and regulations in the respective jurisdictions, including the Employee Retirement Income Security Act of 1974 (ERISA) in the U.S.

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

The following table presents the fair value of pension plan assets classified under either the appropriate level of the fair value hierarchy or net asset value:

December 31, 2025	Level 1	Level 2	Level 3	Net Asset Value	Total
Equities:
Equity securities	$94	$—	$—	$285	$379
Private equity	—	—	—	48	48
	$94	$—	$—	$333	$427
Fixed income:
Intermediate and long-duration government/credit	$369	$557	$—	$397	$1,323
Cash and cash equivalent funds	43	—	—	20	63
	$412	$557	$—	$417	$1,386
Other investments:
Real estate	$28	$—	$—	$153	$181
Discretionary and systematic macro hedge funds	—	—	—	6	6
Other	—	—	—	18	18
	$28	$—	$—	$177	$205
Total(1)	$534	$557	$—	$927	$2,018
December 31, 2024	Level 1	Level 2	Level 3	Net Asset Value	Total
Equities:
Equity securities	$77	$—	$—	$227	$304
Private equity	—	—	—	109	109
	$77	$—	$—	$336	$413
Fixed income:
Intermediate and long-duration government/credit	$374	$470	$—	$471	$1,315
Cash and cash equivalent funds	42	—	—	14	56
	$416	$470	$—	$485	$1,371
Other investments:
Real estate	$17	$—	$—	$163	$180
Discretionary and systematic macro hedge funds	—	—	—	11	11
Other	—	—	—	18	18
	$17	$—	$—	$192	$209
Total(2)	$510	$470	$—	$1,013	$1,993

(1)
As of December 31, 2025, the total fair value of pension plan assets excludes a net receivable of $1, which primarily represents securities not yet settled plus interest and dividends earned on various investments.
(2)
As of December 31, 2024, the total fair value of pension plan assets excludes a net receivable of $7, which primarily represents securities not yet settled plus interest and dividends earned on various investments.

Funding and Cash Flows. It is Alcoa’s policy to fund amounts for defined benefit pension plans sufficient to meet the minimum requirements set forth in each applicable country’s benefits laws and tax laws, including ERISA for U.S. plans. From time to time, the Company contributes additional amounts as deemed appropriate.

In 2025, 2024, and 2023, cash contributions to Alcoa’s defined benefit pension plans were $20, $16, and $24.

Alcoa’s minimum required contribution to defined benefit pension plans in 2026 is estimated to be $50, of which approximately $40 is for U.S. plans. Under ERISA regulations, a plan sponsor that establishes a pre-funding balance by making discretionary contributions to a U.S. defined benefit pension plan may elect to apply all or a portion of this balance toward its minimum required contribution obligations to the related plan in future years. In 2026, management intends to make such election related to the Company’s U.S. plans.

Benefit payments expected to be paid to pension and other postretirement benefit plan participants are as follows:

Year ending December 31,	Pension benefits	Other postretirement benefits
2026	$175	$50
2027	170	50
2028	165	50
2029	165	45
2030	165	45
2031 through 2035	785	205
	$1,625	$445

Defined Contribution Plans

The Company sponsors savings and investment plans in several countries. In the U.S., employees may contribute a portion of their compensation to the plans, and Alcoa matches a specified percentage of these contributions in equivalent form of the investments elected by the employee. Also, the Company makes contributions to a retirement savings account based on a percentage of eligible compensation for certain U.S. employees that are not able to participate in Alcoa’s defined benefit pension plans. The Company’s expenses related to all defined contribution plans were $94 in 2025, $86 in 2024, and $80 in 2023.

Member-funded Pension Plans

The Company contributes to member-funded pension plans for the employees of Aluminerie de Bécancour Inc. and Aluminerie de Deschambault in Canada. Alcoa makes contributions to the plans based on a percentage of the employees’ eligible compensation. The Company’s expenses related to the member-funded pension plans were $17 in 2025, $16 in 2024, and $16 in 2023.

Target Benefit Plan

The Company contributes to a target benefit plan for the employees of Baie-Comeau in Canada. Alcoa makes contributions to the plan based on a percentage of the employees’ eligible compensation. The Company’s expenses related to the target benefit plan were $7 in 2025, $8 in 2024, and $8 in 2023.

P. Derivatives and Other Financial Instruments

Fair Value. The Company follows a fair value hierarchy to measure its assets and liabilities. As of December 31, 2025 and 2024, respectively, the assets and liabilities measured at fair value were primarily derivative instruments and noncurrent marketable securities. In addition, the Company measures its pension plan assets at fair value (see Note O). Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (i) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (ii) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Derivatives. Alcoa Corporation is exposed to certain risks relating to its ongoing business operations, including the risks of changing commodity prices, foreign currency exchange rates, and interest rates. Alcoa Corporation’s commodity and derivative activities include aluminum, alumina, energy, foreign exchange, and interest rate contracts, which are held for purposes other than trading. They are used to mitigate uncertainty and volatility, and to cover underlying exposures. While Alcoa does not generally enter into derivative contracts to mitigate the risk associated with changes in aluminum or alumina prices, the Company may do so in isolated cases to address discrete commercial or operational conditions. Alcoa is not involved in trading activities for energy, weather derivatives, or other nonexchange commodities.

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

During the first and second quarters of 2025, Alcoa entered into financial contracts with multiple counterparties to mitigate financial risks associated with changes in aluminum prices, natural gas prices, electricity prices, and foreign currency exchange rates related to the San Ciprián operations. The aluminum, natural gas, and electricity financial contracts qualify for cash flow hedge accounting. The foreign exchange financial contracts do not qualify for hedge accounting treatment. These contracts are held by a separate wholly-owned subsidiary of Alcoa Corporation, and the associated realized gains or losses have no impact on the results of the San Ciprián operations. Due to the widespread power outage across Spain that occurred on April 28, 2025, it became probable that certain forecasted electricity purchases would not occur in 2025. As a result, Alcoa dedesignated a portion of the electricity financial contracts and recognized a gain of $3 in Cost of goods sold.

Alcoa Corporation’s aluminum, alumina, foreign exchange, natural gas, and electricity contracts are predominantly classified as Level 1 or Level 2 under the fair value hierarchy. The Level 1 and 2 contracts are predominantly designated as either fair value or cash flow hedging instruments. Alcoa Corporation also has several derivative instruments classified as Level 3 under the fair value hierarchy, which are either designated as cash flow hedges or undesignated. Alcoa included the changes in its equity method investee’s Level 2 derivatives in Accumulated other comprehensive loss through June 30, 2024, when the underlying contracts expired.

The following tables present the detail for Level 1, 2, and 3 derivatives (see additional Level 3 information in further tables below):

	2025		2024
Balance at December 31,	Assets	Liabilities	Assets	Liabilities
Level 1 and 2 derivative instruments	$15	$246	$1	$20
Level 1 derivative instruments (undesignated)	48	1	—	—
Level 3 derivative instruments	20	1,354	24	1,079
Total	$83	$1,601	$25	$1,099
Less: Current	49	467	25	263
Noncurrent	$34	$1,134	$—	$836

	2025		2024
Year ended December 31,	Unrealized loss recognized in Other comprehensive income (loss)	Realized loss reclassified from Accumulated other comprehensive loss to earnings	Unrealized loss recognized in Other comprehensive income (loss)	Realized gain (loss) reclassified from Accumulated other comprehensive loss to earnings
Level 1 and 2 derivative instruments	$(238)	$(19)	$(23)	$1
Level 3 derivative instruments	(632)	(355)	(70)	(290)
Noncontrolling and equity interest (Level 2)	—	—	—	1
Total	$(870)	$(374)	$(93)	$(288)

The 2025 realized loss of $19 on Level 1 and 2 cash flow hedges was comprised of a $3 loss recognized in Sales and a $16 loss recognized in Cost of goods sold. The 2024 realized gain of $1 on Level 1 and 2 cash flow hedges was comprised of a $2 gain recognized in Sales and a $1 loss recognized in Cost of goods sold.

The following table presents the outstanding quantities of derivative instruments classified as Level 1 or Level 2:

	Classification	December 31, 2025	December 31, 2024
Aluminum (in kmt)	Commodity buy forwards	211	145
Aluminum (in kmt)	Commodity sell forwards	492	108
Alumina (in kmt)	Commodity sell forwards	103	—
Foreign currency (in millions of euro)	Foreign exchange buy forwards	295	152
Foreign currency (in millions of euro)	Foreign exchange sell forwards	7	13
Foreign currency (in millions of euro) (undesignated)	Foreign exchange buy forwards	702	—
Foreign currency (in millions of euro) (undesignated)	Foreign exchange sell forwards	2	—
Foreign currency (in millions of Norwegian krone)	Foreign exchange buy forwards	—	54
Foreign currency (in millions of Brazilian real)	Foreign exchange buy forwards	46	280
Foreign currency (in millions of Australian dollar)	Foreign exchange buy forwards	786	43
Foreign currency (in millions of Canadian dollar)	Foreign exchange buy forwards	—	5
Foreign currency (in millions of Saudi riyal) (undesignated)	Foreign exchange swap	300	—
Natural gas (in millions of megawatt hours)	Commodity buy forwards	5	—
Electricity (in millions of megawatt hours)	Commodity buy forwards	6	—

Alcoa Corporation routinely uses Level 1 aluminum derivative instruments to manage exposures to changes in the fair value of firm commitments for the purchases or sales of aluminum. Additionally, Alcoa uses alumina derivative instruments to manage exposures to changes in the fair value of certain firm commitments for the purchases or sales of alumina (expires December 2026) and aluminum derivative instruments to manage LME exposures related to the San Ciprián smelter (see above) (expires December 2027). Alcoa used Level 1 aluminum derivative instruments to manage LME exposures related to profitability improvement actions (expired December 2025).

Alcoa Corporation uses Level 1 foreign exchange forward and swap contracts to mitigate the risk of foreign exchange exposure related to euro power purchases in Norway (expires December 2028), euro expenses (primarily energy and labor) (expires December 2027), U.S. dollar alumina and aluminum sales in Brazil (expires October 2026), U.S. dollar alumina sales in Australia (expires December 2032), and Saudi riyal expenses (expires March 2026). Additionally, Alcoa used Level 1 foreign exchange forward contracts to mitigate the risk of foreign exchange exposure related to U.S. dollar aluminum sales in Norway (expired June 2025) and Canadian dollar expenses in Canada (expired March 2025).

Alcoa Corporation uses Level 1 and 2 natural gas and electricity forward contracts to mitigate the risk of price fluctuations on associated purchases in Spain (expires December 2027).

Derivative instruments classified as Level 3 in the fair value hierarchy represent those in which management has used at least one significant unobservable input in the valuation model. Alcoa Corporation uses discounted cash flow and other simulation models to fair value all Level 3 derivative instruments. Inputs in the valuation models for Level 3 derivative instruments are composed of the following: (i) quoted market prices (e.g., aluminum prices on the 10-year LME forward curve and energy prices), (ii) significant other observable inputs (e.g., information concerning time premiums and volatilities for certain option type embedded derivatives and regional premiums for aluminum contracts), and (iii) unobservable inputs (e.g., aluminum and energy prices beyond those quoted in the market, and estimated credit spread between Alcoa and the counterparty). For periods beyond the term of quoted market prices for aluminum, Alcoa Corporation estimates the price of aluminum by extrapolating the 10-year LME forward curve. For periods beyond the term of quoted market prices for the Midwest premium, management estimates the Midwest premium based on recent transactions. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence (Level 2). In the absence of such evidence, management’s best estimate is used (Level 3). If a significant input that is unobservable in one period becomes observable in a subsequent period, the related asset or liability would be transferred to the appropriate classification (Level 1 or 2) in the period of such change (there were no such transfers in the periods presented). There were no sales or settlements of Level 3 derivative instruments in the periods presented.

Level 3 derivative instruments outstanding as of December 31, 2025 are described in the table below:

Description	Designation	Contract Termination	Unobservable Inputs Impacting Valuation	Sensitivity to Inputs
Power contracts
Embedded derivative that indexes the price of power to the LME price of aluminum plus the Midwest premium	Cash flow hedge of forward sales of aluminum	March 2026 December 2029 February 2036	LME price, Midwest premium and MWh per year	Increase in LME price and/or the Midwest premium results in a higher cost of power and an increase to the derivative liability
Embedded derivative that indexes the price of power to the LME price of aluminum	Cash flow hedge of forward sales of aluminum	September 2027 March 2036	LME price and MWh per year	Increase in LME price results in a higher cost of power and an increase to the derivative liability
Embedded derivative that indexes the price of power to the credit spread between the Company and the counterparty	Undesignated	October 2028	Estimated credit spread	Wider credit spread results in a higher cost of power and increase to the derivative liability

Financial contracts
Hedge power prices	Undesignated	June 2026 June 2035	LME price and power price	Lower prices in the power market or higher LME prices result in an increase to the derivative liability
Hedge power prices	Undesignated	December 2028	Power price and MWh per year	Lower prices in the power market or decreases in renewable energy production result in an increase to the derivative liability

In August 2023 and September 2024, the Company entered into nine-year financial contracts (undesignated) that hedge the anticipated power requirements at one of its smelters effective July 1, 2026 when the current contracts (undesignated) end.

In June 2025, Alcoa entered into a firming contract (undesignated) to manage the variability and intermittency of renewable energy sources and reduce exposure to the spot energy market at one of its smelters for the period from July 2025 through December 2028. The firming contract converts a certain pay-as-produced wind contract into baseload power.

In October 2025, Alcoa entered into a ten-year power contract (cash flow hedge of forward sales of aluminum) at one of its smelters effective April 1, 2026 when the current contract (cash flow hedge of forward sales of aluminum) ends.

At December 31, 2025, the outstanding Level 3 instruments are associated with seven smelters and one permanently closed smelter site. At December 31, 2025 and 2024, the embedded derivatives in power contracts designated as cash flow hedges of forward sales of aluminum hedge 1,005 kmt and 1,230 kmt of aluminum, respectively.

The following table presents quantitative information related to the significant unobservable inputs described above for Level 3 derivative instruments (megawatt hours in MWh; megawatts in MW):

	December 31, 2025	Unobservable Input	Unobservable Input Range
Asset Derivatives
Financial contract (undesignated)	$12	Interrelationship of forward energy price, LME forward price and the	Electricity (per MWh)	2026: $18.47 2026: $67.52
		Consumer Price Index	LME (per mt)	2026: $2,979
				2026: $3,008
Financial contract (undesignated)	8	Interrelationship of forward energy price and the contract price, and the	Electricity (per MWh)	2026: $40.30 2028: $44.80
		estimated MW of renewable energy produced (per month)	Electricity	2026: 83 MW 2028: 84 MW
Power contract	—	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2026: $2,979 2026: $2,994
			Midwest premium (per pound)	2026: $0.9300 2026: $0.9300
			Electricity	Rate of 2 million MWh per year
Total Asset Derivatives	$20
Liability Derivatives
Power contract	$132	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2026: $2,979 2027: $3,028
			Electricity	Rate of 4 million MWh per year
Power contracts	1,222	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2026: $2,979 2029: $3,048 2036: $3,225
			Midwest premium (per pound)	2026: $0.9300 2029: $0.9300 2036: $0.9300
			Electricity	Rate of 18 million MWh per year
Power contract (undesignated)	—	Estimated spread between the 30-year debt yield of Alcoa and the counterparty	Credit spread	0.15%: 30-year debt yield spread 5.83%: Alcoa (estimated) 5.68%: counterparty
Total Liability Derivatives	$1,354

The fair values of Level 3 derivative instruments recorded in the accompanying Consolidated Balance Sheet were as follows:

Asset Derivatives	December 31, 2025	December 31, 2024
Derivatives not designated as hedging instruments:
Current—financial contract	$15	$24
Noncurrent—financial contract	5	—
Total derivatives not designated as hedging instruments	$20	$24
Total Asset Derivatives	$20	$24
Liability Derivatives
Derivatives designated as hedging instruments:
Current—power contracts	$353	$251
Noncurrent—power contracts	1,001	826
Total derivatives designated as hedging instruments	$1,354	$1,077
Derivatives not designated as hedging instruments:
Current—embedded credit derivative	$—	$1
Noncurrent—embedded credit derivative	—	1
Total derivatives not designated as hedging instruments	$—	$2
Total Liability Derivatives	$1,354	$1,079

The following table shows the net fair values of the Level 3 derivative instruments at December 31, 2025 and the effect on these amounts of a hypothetical change (increase or decrease of 10 percent) in the market prices or rates that existed as of December 31, 2025:

	Fair value (liability) asset	Index change of + / -10%
Power contracts	$(1,354)	$249
Embedded credit derivative	—	—
Financial contracts	20	6

The following tables present a reconciliation of activity for Level 3 derivative instruments:

Assets
2025	Financial contracts
January 1, 2025	$24
Total gains or losses included in:
Other income, net (unrealized/realized)	22
Settlements and other	(26)
December 31, 2025	$20
Change in unrealized gains or losses included in earnings for derivative instruments held at December 31, 2025:
Other income, net	$22

	Liabilities
2025	Power contracts	Embedded credit derivative
January 1, 2025	$1,077	$2
Total gains or losses included in:
Sales (realized)	(355)	—
Other income, net (unrealized/realized)	—	(1)
Other comprehensive loss (unrealized)	632	—
Settlements and other	—	(1)
December 31, 2025	$1,354	$—
Change in unrealized gains or losses included in earnings for derivative instruments held at December 31, 2025:
Other income, net	$—	$(1)

Assets
2024	Financial contracts
January 1, 2024	$16
Total gains or losses included in:
Other income, net (unrealized/realized)	61
Settlements and other	(53)
December 31, 2024	$24
Change in unrealized gains or losses included in earnings for derivative instruments held at December 31, 2024:
Other income, net	$61

	Liabilities
2024	Power contracts	Embedded credit derivative
January 1, 2024	$1,297	$—
Total gains or losses included in:
Sales (realized)	(290)	—
Other expenses, net (unrealized/realized)	—	3
Other comprehensive income (unrealized)	70	—
Settlements and other	—	(1)
December 31, 2024	$1,077	$2
Change in unrealized gains or losses included in earnings for derivative instruments held at December 31, 2024:
Other expenses, net	$—	$3

Derivatives Designated As Hedging Instruments—Cash Flow Hedges

Assuming market rates remain constant with the rates at December 31, 2025, a realized loss of $353 related to power contracts is expected to be recognized in Sales over the next 12 months.

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

Other Financial Instruments. The carrying values and fair values of Alcoa Corporation’s other financial instruments were as follows:

	2025		2024
December 31,	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$1,597	$1,597	$1,138	$1,138
Restricted cash	95	95	96	96
Noncurrent marketable securities	1,397	1,397	—	—
Short-term borrowings	9	9	50	50
Long-term debt due within one year	1	1	75	75
Long-term debt, less amount due within one year	2,438	2,545	2,470	2,499

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

Short-term borrowings and Long-term debt, including amount due within one year. The fair value of Long-term debt, less amount due within one year was based on quoted market prices for public debt and on interest rates that are currently available to Alcoa Corporation for issuance of debt with similar terms and maturities for non-public debt. The fair value amounts for all Short-term borrowings and Long-term debt were classified in Level 2 of the fair value hierarchy.

Q. Income Taxes

(Benefit from) provision for income taxes.

The components of Income (loss) before income taxes were as follows:

	2025	2024	2023
Domestic	$38	$(351)	$(277)
Foreign	1,026	640	(307)
Total	$1,064	$289	$(584)

(Benefit from) provision for income taxes consisted of the following:

	2025	2024	2023
Current:
Federal	$1	$—	$—
Foreign	219	242	211
State and local	—	—	—
	$220	$242	$211
Deferred:
Federal	$—	$—	$—
Foreign	(274)	23	(22)
State and local	(1)	—	—
	$(275)	$23	$(22)
Total	$(55)	$265	$189

Federal includes U.S. income taxes related to foreign income.

A reconciliation of the U.S. federal statutory rate to Alcoa’s effective tax rate was as follows:

For the year ended December 31,	2025		2024		2023
U.S. federal statutory tax rate	$224	21.0%	$61	21.0%	$(123)	21.0%
State and local income taxes, net of federal income tax effect	(1)	(0.1%)	—	0.0%	—	0.0%
Foreign tax effects
Australia
Tax on foreign operations - statutory rate differential	(46)	(4.3%)	52	18.0%	22	(3.8%)
Other	—	0.0%	2	0.7%	1	(0.2%)
Brazil
Tax on foreign operations - statutory rate differential	(33)	(3.1%)	49	17.0%	(56)	9.6%
Valuation allowance	(123)	(11.6%)	41	14.2%	254	(43.5%)
Tax holiday	12	1.1%	(32)	(11.1%)	—	0.0%
Withholding taxes	8	0.7%	8	2.8%	15	(2.6%)
Other	3	0.3%	1	0.3%	(1)	0.2%
Canada
Tax on foreign operations - statutory rate differential	7	0.7%	10	3.5%	8	(1.4%)
Other foreign tax effects	4	0.4%	6	2.1%	4	(0.7%)
Valuation allowance	(9)	(0.9%)	(28)	(9.7%)	(13)	2.2%
Preferential tax rate	—	0.0%	8	2.8%	—	0.0%
Return to provision	(2)	(0.2%)	(5)	(1.7%)	(3)	0.6%
Other	(3)	(0.2%)	(1)	(0.3%)	(2)	0.3%
Hong Kong
Equity (loss) income	—	0.0%	(4)	(1.4%)	10	(1.7%)
Nontaxable impact of an investment disposition	(56)	(5.3%)	—	0.0%	—	0.0%
Iceland
Valuation allowance	—	0.0%	—	0.0%	(58)	9.9%
Other	1	0.1%	2	0.7%	1	(0.2%)
Netherlands
Tax on foreign operations - statutory rate differential	43	4.0%	2	0.6%	1	(0.2%)
Valuation allowance	(118)	(11.1%)	(2)	(0.7%)	1	(0.2%)
Tax credits	(11)	(1.0%)	(6)	(2.1%)
Nontaxable impact of an investment disposition	(163)	(15.1%)	—	0.0%	—	0.0%
Other	1	0.1%	—	0.0%	—	0.0%
Saudi Arabia
Other foreign tax effects	78	7.3%	—	0.0%	—	0.0%
Spain
Tax on foreign operations - statutory rate differential	(10)	(1.0%)	(2)	(0.7%)	(16)	2.7%
Valuation allowance	36	3.4%	25	8.7%	67	(11.5%)
Equity income	1	0.1%	1	0.4%	32	(5.4%)
Nondeductible	—	0.0%	7	2.4%	—	0.0%
Other	3	0.3%	—	0.0%	1	(0.2%)
Suriname
Tax on foreign operations - statutory rate differential	(3)	(0.3%)	(5)	(1.7%)	1	(0.2%)
Valuation allowance	7	0.7%	11	3.7%	(2)	0.3%
Other	—	0.0%	—	0.0%	—	0.0%
Switzerland
Tax on foreign operations - statutory rate differential	(11)	(1.0%)	(12)	(4.2%)	(11)	1.9%
Other foreign jurisdictions	10	1.0%	(1)	(0.3%)	(4)	0.8%
Enactment of new tax laws
Change in tax rate	—	0.0%	—	0.0%	—	0.0%
Effect of cross border tax laws
Global intangible low taxed income (GILTI)	78	7.3%	80	27.7%	—	0.0%
Tax impact of disregarded entities and partnerships	(16)	(1.5%)	(12)	(4.2%)	20	(3.4%)
Taxes on foreign operations - subpart F income	11	1.0%	11	3.8%	—	0.0%
Tax credits
Section 45X	(13)	(1.2%)	(15)	(5.2%)	(8)	1.4%
Valuation allowances	(90)	(8.5%)	6	2.1%	47	(8.0%)
Nontaxable or nondeductible items
Other	23	2.1%	(2)	(0.7%)	—	0.0%
Changes in unrecognized tax benefits	95	8.9%	(1)	(0.3%)	—	0.0%
Other adjustments
Noncontrolling interest	6	0.6%	10	3.5%	5	(0.9%)
Other	2	0.1%	—	0.0%	(4)	0.8%
Effective tax rate	$(55)	(5.2%)	$265	91.7%	$189	(32.4%)

Under the Global Intangible Low Tax Income (GILTI) provisions of the U.S. Tax Cuts and Jobs Act of 2017 (TCJA), taxpayers may elect annually to exclude income subject to a high rate of foreign tax (the “high tax exception”). Differences between local tax rules and U.S. tax principles used to calculate GILTI may cause certain affiliates in high tax jurisdictions to fail to qualify for the exception in a given year. The Company intends to make the high tax exception election for the 2025 tax year in jurisdictions where the applicable requirements are satisfied. Affiliate income subject to GILTI inclusion resulted in a $369 tax impact and was fully offset by net operating losses subject to a full valuation allowance.

Certain income earned by Alcoa World Alumina Brasil Ltda. (AWAB) is eligible for a tax holiday, which decreases the tax rate on this income from the 34 percent statutory rate to 15.25 percent, and results in cash tax savings. The holiday related to production at the Alumar refinery was originally expected to end on December 31, 2027. During 2023, it was extended to December 31, 2032. The holiday related to the operation of the Juruti (Brazil) bauxite mine will end on December 31, 2026.

In 2023, the Company determined that it was no longer more likely than not that the deferred tax asset at AWAB would be realized and recorded a full valuation allowance against the deferred tax asset (see below). As a result, the amount reflected in Tax holiday for Brazil above is zero with respect to AWAB as of December 31, 2023 and 2024. In 2025, the Company determined that it was more likely than not that the deferred tax asset at AWAB would be realized and reversed the full valuation allowance against the deferred tax asset (see below). In 2025, it was determined that the deferred tax assets associated with income subject to the tax holiday would be fully exhausted within the holiday period and, as a result, the amounts were revalued at the holiday rate, resulting in a discrete income tax charge of $30, which is included in Tax holiday above.

Deferred income taxes. The components of deferred tax assets and liabilities based on the underlying attributes without regard to jurisdiction were as follows:

	2025		2024
December 31,	Deferred tax assets	Deferred tax liabilities	Deferred tax assets	Deferred tax liabilities
Tax loss carryforwards	$1,959	$—	$2,218	$—
Loss provisions	424	—	166	—
Derivatives and hedging activities	351	49	248	5
Employee benefits	316	—	312	—
Interest	143	6	142	5
Depreciation	105	207	83	202
Lease assets and liabilities	87	89	74	73
Investment basis differences	34	—	73	—
Deferred income/expense	16	112	15	119
Tax credit carryforwards	9	—	23	—
Other	173	25	69	1
	$3,617	$488	$3,423	$405
Valuation allowance	(2,496)	—	(2,734)	—
Total	$1,121	$488	$689	$405

The following table details the expiration periods of the deferred tax assets presented above:

December 31, 2025	Expires within 10 years	Expires within 11-20 years	No expiration	Other	Total
Tax loss carryforwards	$59	$242	$1,658	$—	$1,959
Tax credit carryforwards	9	—	—	—	9
Other	—	—	192	1,457	1,649
Valuation allowance	(55)	(205)	(1,745)	(491)	(2,496)
Total	$13	$37	$105	$966	$1,121

Deferred tax assets with no expiration may still have annual limitations on utilization. Other represents deferred tax assets whose expiration is dependent upon the reversal of the underlying temporary difference.

The total deferred tax asset (net of valuation allowance) is supported by projections of future taxable income exclusive of reversing temporary differences and taxable temporary differences that reverse within the carryforward period. The composition of Alcoa’s net deferred tax asset by jurisdiction as of December 31, 2025 was as follows:

	Domestic	Foreign	Total
Deferred tax assets	$967	$2,650	$3,617
Valuation allowance	(897)	(1,599)	(2,496)
Deferred tax liabilities	(69)	(419)	(488)
Total	$1	$632	$633

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

The Company has several income tax filers in various foreign countries. The $632 net deferred tax asset included under the Foreign column in the table above, relates to the following jurisdictions: a $306 net deferred tax asset in Canada; a $214 net deferred tax asset in Australia; a $99 net deferred tax asset in Brazil; a $52 net deferred tax asset in Iceland; a $26 net deferred tax liability in the Netherlands; and, a $13 net deferred tax liability in Norway.

The future realization of the net deferred tax assets was based on projections of the respective future taxable income (defined as the sum of pretax income, other comprehensive income, and permanent tax differences), exclusive of reversing temporary differences and carryforwards. The realization of the net deferred tax assets is not dependent on any future tax planning strategies. Accordingly, management concluded that the net deferred tax assets of the foreign jurisdictions referenced above will more likely than not be realized in future periods, resulting in no need for a partial or full valuation allowance as of December 31, 2025.

AWAB had a full valuation allowance recorded against deferred tax assets, which was established in 2023, as the Company believed it was more likely than not that these tax benefits would not be realized. The majority of AWAB’s net deferred tax assets relate to prior net operating losses; the loss carryforwards are not subject to an expiration period. During 2025, after considering all positive and negative evidence, including the expectation that the entity will remain in a three-year cumulative income position, the Company determined that it is more likely than not that the net deferred tax assets would be realized. Based on this conclusion, the Company reversed the valuation allowance totaling $133 during the fourth quarter of 2025, generating a non-cash benefit from income taxes.

ANHBV had a full valuation allowance recorded against deferred tax assets, which was established in 2016, as the Company believed it was more likely than not that these tax benefits would not be realized. The majority of ANHBV’s net deferred tax assets relate to prior net operating losses and interest expense, which are not subject to an expiration period. During 2025, after considering all positive and negative evidence, including the expectation that the jurisdiction will remain in a three-year cumulative income position, the Company determined that it is more likely than not that the net deferred tax assets related to loss carryforwards would be realized. Based on this conclusion, the Company reversed the valuation allowance totaling $119 during the fourth quarter of 2025, generating a non-cash benefit from income taxes. A valuation allowance of $135 remains on deferred tax assets related to interest expense as it is not more likely than not that these benefits will be realized under current deductibility limitations.

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

The following table details the changes in the valuation allowance:

December 31,	2025	2024	2023
Balance at beginning of year	$(2,734)	$(2,595)	$(2,333)
Establishment of new allowances(1)	—	(266)	(106)
Net change to existing allowances(2)	363	(21)	(113)
Foreign currency translation	(125)	148	(43)
Balance at end of year	$(2,496)	$(2,734)	$(2,595)

(1)
Reflects initial establishment of valuation allowances as a result of a change in management’s judgment regarding the realizability of deferred tax assets.
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

Undistributed net earnings. Certain earnings of Alcoa’s foreign subsidiaries are deemed to be permanently reinvested outside the United States. The cumulative amount of Alcoa’s foreign undistributed net earnings deemed to be permanently reinvested was approximately $2,857 as of December 31, 2025. Alcoa Corporation has several commitments and obligations related to the Company’s operations in various foreign jurisdictions; therefore, management has no plans to distribute such earnings in the foreseeable future. Alcoa Corporation continuously evaluates its local and global cash needs for future business operations and anticipated debt facilities, which may influence future repatriation decisions. If these earnings were distributed in the form of dividends or otherwise, Alcoa could be subject to foreign income or withholding taxes and U.S. federal and state income taxes. Due to the uncertainty of the manner in which the undistributed earnings would be brought back to the U.S. and the tax laws in effect at that time, it is not practicable to estimate the tax liability that might be incurred if such earnings were remitted to the U.S.

Unrecognized tax benefits. Alcoa and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various foreign and U.S. state jurisdictions. With few exceptions, the Company is not subject to income tax examinations by tax authorities for years prior to 2014. The U.S. federal income tax filings of the Company’s U.S. consolidated tax group have been examined through the 2021 tax year. Foreign jurisdiction tax authorities are in the process of examining income tax returns of several of Alcoa’s subsidiaries for various tax years. The period under foreign examination includes the income tax years from 2014 through 2024. For U.S. state income tax purposes, the Company and its subsidiaries remain subject to income tax examinations for the 2017 tax year and forward.

In April 2025, the Administrative Review Tribunal of Australia (ART) issued its decision on disputed tax liabilities, further described in Note S, related to transfer pricing of certain historic third-party alumina sales. The ART decided that no additional tax is owed. No tax expense had been recognized on this matter, as the Company believed it was more likely than not to prevail. As a result, the ART decision had no impact on unrecognized tax benefits. However, interest on the tax assessed by the Australian Taxation Office (ATO) accrued through the decision date and was deductible against taxable income by AofA. AofA applied this deduction beginning in the third quarter of 2020 through the decision date, resulting in reductions in cash tax payments. Because AofA was ultimately successful, the interest deduction became taxable in 2025. The accrued tax liability of $225 (A$346) was reclassified from Other noncurrent liabilities and deferred credits to Taxes, including income taxes in June 2025 as these amounts are due by June 1, 2026 and will be paid in accordance with the payment schedule applicable to Alcoa’s Australian tax group. At December 31, 2024, the noncurrent liability resulting from the cumulative interest deductions was $206 (A$332). In addition, in the third quarter of 2020, AofA paid approximately $74 (A$107) to the ATO related to the tax dispute with an offset to a noncurrent prepaid tax asset. This prepayment was refunded to AofA in the third quarter of 2025.

In October 2022, Alcoa completed the liquidation of Alcoa Saudi Rolling Inversiones S.L. (ASRI), a wholly owned subsidiary that previously held the Company’s investment in the Ma’aden Rolling Company. This liquidation resulted in a deductible loss in the Netherlands and a tax benefit of $94 was recognized in 2022, which was substantially offset by a valuation allowance. During the fourth quarter of 2025, the Company determined that it is not more likely than not that the Netherlands tax position will be sustained and, therefore, recognized tax expense of $95 for this matter. At December 31, 2025, $91 was recorded as a reduction to the associated tax assets within Deferred income taxes and $4 was recorded in the reserve balance for unrecognized tax benefits within Noncurrent income taxes.

The reserve balance for unrecognized tax benefits, excluding $91 recorded as a reduction within Deferred income taxes for the Netherlands matter described above, is included in Noncurrent income taxes on the accompanying Consolidated Balance Sheet. A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) was as follows:

December 31,	2025	2024	2023
Balance at beginning of year	$4	$5	$5
Additions for tax positions of prior years	95	—	—
Reductions for tax positions of prior years	—	(1)	—
Balance at end of year	$99	$4	$5

For all periods presented, a portion of the balance at end of year pertains to state tax liabilities, which are presented before any offset for federal tax benefits. The effect of unrecognized tax benefits, if recorded, that would impact the annual effective tax rate for 2025, 2024, and 2023 would be 9 percent, 2 percent, and 1 percent, respectively, of Income (loss) before income taxes. Alcoa does not anticipate that changes in its unrecognized tax benefits will have a material impact on the Statement of Consolidated Operations during 2026.

It is the Company’s policy to recognize interest and penalties related to income taxes as a component of the Provision for income taxes on the accompanying Statement of Consolidated Operations. In 2025, 2024, and 2023 Alcoa recognized $0, $0, and $1, in interest and penalties, respectively. Due to the expiration of the statute of limitations, settlements with tax authorities, and refunded overpayments, the Company also recognized interest income of $1, $1, and $1 in 2025, 2024, and 2023, respectively. As of December 31, 2025 and 2024, the amount accrued for the payment of interest and penalties was $3 and $3, respectively.

Other Matters. The U.S. Inflation Reduction Act of 2022 (IRA) includes a 15 percent minimum tax on book income of certain large corporations, a 1 percent excise tax on net stock repurchases after December 31, 2022, and several tax incentives to promote clean energy. Under the provisions of the IRA, the Company will incur an excise tax of 1 percent for certain common stock repurchases made subsequent to December 31, 2022, which will be reflected in the cost of purchasing the underlying shares. The minimum corporate tax did not have an impact on the Company for 2025, 2024, or 2023 and will not have an impact on the Company for 2026.

The IRA contains a number of tax credits and other incentives for investments in renewable energy production, carbon capture, and other climate-related actions, as well as the production of critical minerals. In December 2023, the U.S. Treasury issued guidance on Section 45X of the Advanced Manufacturing Tax Credit. The Notice of Proposed Rulemaking (the Proposed Regulations) clarified that commercial grade aluminum is included in the definition of aluminum eligible for the credit, which was designed to incentivize domestic production of critical materials important for the transition to clean energy. On October 24, 2024, the U.S. Treasury finalized the Proposed Regulations under Section 45X with important modifications including the ability to include the cost of certain direct and indirect materials in the cost base of the credit. The Proposed Regulation on the definition of aluminum was not finalized; however, management believes that commercial grade aluminum continues to qualify for the Section 45X credit. In the Preamble to the Final Regulations, the U.S. Treasury indicated it will finalize the definition at a later date. The One Big Beautiful Bill Act (OBBBA), enacted on July 4, 2025, set a progressive phase-out of Section 45X credits beginning in 2031 and fully eliminates these credits beginning in 2034. Previously under the IRA, there was no phase out for critical materials, including aluminum. No other provisions of the OBBBA had a material impact on the Company’s financial position or results of operations for the year-ended December 31, 2025.

In 2025, 2024, and 2023, the Company recorded benefits of $63, $71, and $36 in Cost of goods sold, respectively, related to its Massena West (New York) smelter and its Warrick smelter. Additionally, in 2025, the Company recorded interest income on credits from 2023 and 2024 of $3 in Other (income) expenses, net. As of December 31, 2025, benefits, including accrued interest income, of $90 were included in Other receivables and $83 were included in Other noncurrent assets on the Consolidated Balance Sheet. As of December 31, 2024, benefits of $36 were included in Other receivables and $71 were included in Other noncurrent assets on the Consolidated Balance Sheet.

R. Asset Retirement Obligations

The following table details the carrying value of recorded AROs by major category, of which $285 and $204 was classified as a current liability as of December 31, 2025 and 2024, respectively:

December 31,	2025	2024
Closure of bauxite residue areas	$869	$396
Mine reclamation	355	321
Spent pot lining disposal	87	103
Demolition	71	50
Landfill closure	23	25
Balance at end of year	$1,405	$895

The following table details the changes in the total carrying value of recorded AROs:

December 31,	2025	2024
Balance at beginning of year	$895	$989
Accretion expense	40	38
Liabilities incurred	636	160
Payments	(217)	(196)
Reversals of previously recorded liabilities	(15)	(10)
Foreign currency translation and other	66	(86)
Balance at end of year	$1,405	$895

Liabilities incurred in 2025 include:

•
$380 related to the closure of bauxite residue areas, including water management, due to the closure of the Kwinana refinery;
•
$78 related to higher estimated mine reclamation costs and new mining areas opened during the year primarily in Australia;
•
$66 related to a change in closure estimates for operating bauxite residue areas primarily at the Australia refineries;
•
$51 related to a change in closure estimates for non-operating bauxite residue areas at operating sites primarily at the Poços de Caldas refinery in Brazil;
•
$25 related to demolition costs due to the closure of the Kwinana refinery;
•
$20 related to a change in estimate for demolition costs at two previously closed sites;
•
$10 related to spent pot lining transportation and disposal; and,
•
$6 related to a change in closure estimates for non-operating bauxite residue areas, including water treatment, at a previously closed site.

The liabilities incurred related to the closure of the Kwinana refinery and costs at previously closed sites were recorded with a corresponding charge to Restructuring and other charges, net (see Note D) on the accompanying Statement of Consolidated Operations. The liabilities incurred related to non-operating bauxite residue areas at operating sites primarily at the Poços de Caldas refinery and $2 related to higher estimated mine reclamations costs were recorded with a corresponding charge to Cost of goods sold on the accompanying Statement of Consolidated Operations. The remaining liabilities were recorded with corresponding capitalized asset retirement costs.

In 2025, reversals of previously recorded liabilities primarily related to the completion of spent pot lining transportation and disposal at various operating sites.

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

The estimated timing of cash outflows for recorded AROs at December 31, 2025 was as follows:

2026	$285
2027 – 2030	914
Thereafter	206
Total	$1,405

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

Alcoa Corporation’s environmental remediation reserve balance reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. The following table details the changes in the carrying value of recorded environmental remediation reserves:

Balance at December 31, 2022	$284
Liabilities incurred	39
Cash payments	(55)
Reversals of previously recorded liabilities	(1)
Foreign currency translation and other	1
Balance at December 31, 2023	268
Liabilities incurred	25
Cash payments	(49)
Reversals of previously recorded liabilities	(12)
Foreign currency translation and other	(12)
Balance at December 31, 2024	220
Liabilities incurred	85
Cash payments	(25)
Reversals of previously recorded liabilities	(2)
Foreign currency translation and other	4
Balance at December 31, 2025	$282

At December 31, 2025 and 2024, the current portion of the remediation reserve balance was $76 and $38, respectively.

In 2025, the Company incurred liabilities of $85 and recorded a reversal of $2. The impacts to the accompanying Statement of Consolidated Operations were primarily:

•
$27 for enforceable undertakings with the Department of Climate Change, Energy, the Environment and Water (DCCEEW) at the Huntly mine which was recorded in Cost of goods sold;
•
$25 related to subsurface remediation, investigation of potential site contamination, transportation of refinery waste, and ground water monitoring due to the closure of the Kwinana refinery which was recorded in Restructuring and other charges, net;
•
$13 for increases in estimated scope and costs associated with ongoing remediation work at previously closed sites which was recorded in Restructuring and other charges, net;
•
$9 related to investigation of potential contamination at various sites in Australia which was recorded in Cost of goods sold;
•
$5 for certain other environmental compliance matters which was recorded in Cost of goods sold;
•
$6 for increases in estimated scope and costs associated with ongoing remediation work at various other sites which was recorded in Cost of goods sold; and,
•
($2) due to the determination that certain site remediation at a previously closed site was no longer required which was recorded in Restructuring and other charges, net.

In 2024, the Company incurred liabilities of $25 and recorded a reversal of $12. The impacts to the accompanying Statement of Consolidated Operations were primarily:

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

In 2023, the Company incurred liabilities of $39 and recorded a reversal of $1. The impacts to the accompanying Statement of Consolidated Operations were primarily:

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

Cash payments include mandated expenditures as well as those not required by any regulatory authority or third party. The estimated timing of cash outflows from the environmental remediation reserve at December 31, 2025 was as follows:

2026	$76
2027 – 2030	120
Thereafter	86
Total	$282

Reserve balances at December 31, 2025 and 2024, associated with significant sites with active remediation underway or for future remediation were $202 and $154, respectively. In management’s judgment, the Company’s reserves are sufficient to satisfy the provisions of the respective action plans. Upon changes in facts or circumstances, a change to the reserve may be required. The Company’s significant sites include:

Huntly, Australia—The reserve associated with enforceable undertakings with the DCCEEW relates to mining activities for the period from 2019 to 2025 at the Huntly mine. Under the terms of the enforceable undertakings, Alcoa is required to provide $36 (A$55) for investments in environmental offsets to counterbalance impacts caused by mine development and the funding of various conservation programs. Associated cash outlays are expected in 2026.

Kwinana, Australia—The reserve associated with the 2025 closure of the Kwinana refinery is for subsurface remediation, investigation of potential site contamination, transportation of refinery waste, and ground water monitoring. Remediation work is expected to begin in 2026. The final remediation plan is currently being developed, which may result in a change to the existing reserve.

Suriname—The reserve associated with the 2017 closure of the Suralco refinery and bauxite mine is for treatment and disposal of refinery waste and soil remediation. The work began in 2017 and is expected to be completed by the end of 2030.

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

Ferndale, Washington—The reserve associated with the 2023 closure of the Intalco aluminum smelter in Ferndale, Washington is for subsurface remediation and post-closure maintenance and monitoring. The final remediation plan is under review.

Other Sites—The Company is in the process of decommissioning various other plants and remediating sites in several countries for potential redevelopment or to return the land to a natural state. In aggregate, there are remediation projects at 31 other sites that are planned or underway. These activities will be completed at various times in the future over the next two to four years, after which ongoing monitoring and other activities may be required. At December 31, 2025 and 2024, the reserve balance associated with these activities was $80 and $66, respectively.

Tax

Brazil (AWAB)—Under Brazilian law, taxpayers who generate non-cumulative federal value added tax credits related to exempt exports may either request a refund in cash (monetization) or offset them against other federal taxes owed. In 2012, AWAB requested monetization of $136 (R$273) from the Brazilian Federal Revenue Office (RFB) and received $68 (R$136) that year. In March 2013, AWAB was notified by the RFB that approximately $110 (R$220) of value added tax credits previously claimed were being disallowed and a penalty of 50 percent was assessed. $41 (R$82) of the cash received in 2012 related to the disallowed amount. The value added tax credits were claimed by AWAB for both fixed assets and export sales related to the Juruti bauxite mine and Alumar refinery expansion for tax years 2009 through 2011. The RFB has disallowed credits they allege belong to the consortium in which AWAB owns an interest and should not have been claimed by AWAB. Credits have also been disallowed as a result of challenges to apportionment methods used, questions about the use of the credits, and an alleged lack of documented proof. AWAB presented defense of its claim to the RFB on April 8, 2013.

In February 2022, the RFB notified AWAB that it had inspected the value added tax credits claimed for 2012 and disallowed $4 (R$19). In its decision, the RFB allowed credits of $14 (R$65) that were similar to those previously disallowed for 2009 through 2011. In July 2022, the RFB notified AWAB that it had inspected the value added tax credits claimed for 2013 and disallowed $13 (R$66). In its decision, the RFB allowed credits of $10 (R$53) that were similar to those previously disallowed for 2009 through 2011. In September 2024, the RFB notified AWAB that it had further inspected the value added tax credits claimed for 2013 and issued a first administrative decision allowing additional credits of $1 (R$5) that were similar to those previously disallowed for 2009 through 2011. AWAB received the 2012 allowed credits with interest of $9 (R$44) in March 2022, the 2013 allowed credits with interest of $6 (R$31) in August 2022, and the additional 2013 allowed credits with interest of $1 (R$6) in December 2024. The decisions on the 2012 and 2013 credits provide positive evidence to support management’s opinion that there is no basis for these credits to be disallowed. AWAB will continue to dispute the credits that were disallowed for 2012 and 2013. If AWAB is successful in this administrative process, the RFB would have no further recourse. If unsuccessful in this process, AWAB has the option to litigate at a judicial level. Separately from AWAB’s administrative appeal, in June 2015, a new tax law was enacted repealing the provisions in the tax code that were the basis for the RFB assessing a 50 percent penalty in this matter. As such, the estimated range of reasonably possible loss for these matters is $0 to $54 (R$300). It is management’s opinion that the allegations have no basis; however, at this time, the Company is unable to reasonably predict an outcome for this matter.

Australia (AofA)—On April 30, 2025 (the decision date), the ART issued its decision related to the proceedings AofA filed against the ATO in April 2022 to contest the Notices of Assessment (the Notices) issued by the ATO in July 2020 (described below) related to transfer pricing of certain historic third-party alumina sales. The ART decided that no additional tax is owed, consistent with Alcoa’s long-held position related to this matter.

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

In accordance with the ATO’s dispute resolution practices, AofA paid 50 percent of the assessed income tax amount exclusive of interest and any penalties, or $74 (A$107), during the third quarter 2020. The prepaid tax asset of $66 (A$107) was included within Other noncurrent assets at December 31, 2024.

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

The ATO did not appeal the ART’s decision and the disputed tax claims (and additional related interest and penalties) were withdrawn. The related prepaid tax asset of $69 (A$107) and interest of $9 (A$13) were refunded to AofA in July 2025, and accrued cash taxes of $225 (A$346) related to the interest deductions were reclassified to Taxes, including income taxes in June 2025 as these amounts are payable by AofA by June 1, 2026. The net cash impact of both the refunded amount and the accrued cash taxes is approximately $152 (A$226). This matter is now closed in Alcoa’s favor.

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

Commitments

Purchase Obligations. Alcoa Corporation is party to unconditional purchase obligations for energy that expire between 2040 and 2041. Commitments related to these contracts total $58 in 2026, $60 in 2027, $62 in 2028, $65 in 2029, $67 in 2030, and $773 thereafter. Expenditures under these contracts totaled $54 in 2025, $50 in 2024, and $53 in 2023. Additionally, the Company has entered into other purchase commitments for energy, raw materials, and other goods and services, which total $3,279 in 2026, $2,131 in 2027, $1,702 in 2028, $1,421 in 2029, $1,331 in 2030, and $7,702 thereafter.

AofA has a gas supply agreement to power its alumina refineries in Western Australia which began in July 2020 for a 12-year period. The terms of this agreement required AofA to make a prepayment of $500 prior to 2017. At December 31, 2025, prepayments of $37 and $207 were included in Prepaid expenses and other current assets and Other noncurrent assets (see Note U), respectively, on the Consolidated Balance Sheet. At December 31, 2024, prepayments of $35 and $225 were included in Prepaid expenses and other current assets and Other noncurrent assets (see Note U), respectively, on the Consolidated Balance Sheet.

Guarantees of Third Parties. As of December 31, 2025 and 2024, the Company had no outstanding potential future payments for guarantees issued on behalf of a third party.

Bank Guarantees and Letters of Credit. Alcoa Corporation and its subsidiaries have outstanding bank guarantees and letters of credit related to, among others, energy contracts, environmental obligations, legal and tax matters, leasing obligations, workers compensation, and customs duties. The total amount committed under these instruments, which automatically renew or expire at various dates between 2026 and 2028, was $428 (includes $84 issued under a standby letter of credit agreement —see below) at December 31, 2025.

Alcoa Corporation’s former parent company Alcoa Inc. was renamed Arconic Inc. on November 1, 2016 and was subsequently renamed Howmet Aerospace Inc. (Howmet). Howmet has outstanding bank guarantees and letters of credit related to the Company of $10 at December 31, 2025. In the event Howmet would be required to perform under any of these instruments, Howmet would be indemnified by Alcoa Corporation in accordance with the Separation and Distribution Agreement dated October 31, 2016. Likewise, the Company has outstanding bank guarantees and letters of credit related to Howmet of $8 at December 31, 2025. In the event Alcoa Corporation would be required to perform under any of these instruments, the Company would be indemnified by Howmet in accordance with the Separation and Distribution Agreement dated October 31, 2016.

In December 2023, AofA committed to provide a bank guarantee in connection with the approval of the Company’s five-year mine plans that were referred to the Western Australia Environmental Protection Agency (WA EPA), which demonstrates Alcoa’s confidence that its operations will not impair drinking water supplies. On September 30, 2024 and October 1, 2024, AofA delivered bank guarantees totaling $67 (A$100). Alcoa may, with the Western Australian government’s consent, replace the bank guarantee with a parent company guarantee or a surety bond. The requirement to provide financial assurance will expire upon the completion of the WA EPA’s assessment of the Company’s five-year mine plans.

In August 2017, Alcoa Corporation entered into a standby letter of credit agreement with three financial institutions, which was most recently amended in May 2024 and expires on May 1, 2026. The agreement provides for a $200 facility used by the Company for matters in the ordinary course of business. Alcoa Corporation’s obligations under this facility are secured in the same manner as obligations under the Company’s revolving credit facility. Additionally, this facility contains similar representations and warranties and affirmative, negative, and financial covenants as the Company’s Revolving Credit Facility (see Note M). As of December 31, 2025, letters of credit aggregating $84 were issued under this facility.

Surety Bonds. Alcoa Corporation has outstanding surety bonds primarily related to tax matters, contract performance, workers compensation, environmental-related matters, and customs duties. The total amount committed under these bonds, which automatically renew or expire at various dates between 2026 and 2030, was $357 at December 31, 2025. Additionally, Howmet has outstanding surety bonds related to the Company of $6 at December 31, 2025. In the event Howmet would be required to perform under any of these instruments, Howmet would be indemnified by Alcoa Corporation in accordance with the Separation and Distribution Agreement dated October 31, 2016. Likewise, the Company has outstanding surety bonds related to Howmet of $9 at December 31, 2025. In the event Alcoa Corporation would be required to perform under any of these instruments, the Company would be indemnified by Howmet in accordance with the Separation and Distribution Agreement dated October 31, 2016.

T. Leasing

The Company records a right-of-use asset and lease liability for several types of operating leases, including land and buildings, plant equipment, vehicles, maritime vessels, and computer equipment. These amounts are equivalent to the aggregate future lease payments on a discounted basis. The leases have remaining terms of less than one to 57 years. The discount rate applied in determining the present value of lease payments is the Company’s incremental borrowing rate at the lease commencement date, unless there is a rate implicit in the lease agreement. The Company does not have material financing leases.

Lease expense and operating cash flows include:

	2025	2024	2023
Costs from operating leases	$78	$54	$53
Variable lease payments	25	42	25
Short-term rental expense	4	7	11

The weighted average lease term and weighted average discount rate were as follows:

December 31,	2025	2024	2023
Weighted average lease term for operating leases (years)	10.6	10.7	12.9
Weighted average discount rate for operating leases	7.0%	6.8%	6.7%

The following represents the aggregate right-of-use assets and related lease obligations recognized in the accompanying Consolidated Balance Sheet:

December 31,	2025	2024
Properties, plants, and equipment, net	$313	$259

Other current liabilities	49	38
Other noncurrent liabilities and deferred credits	259	223
Total operating lease liabilities	$308	$261

New leases of $90, $163, and $76 were added during the years ended December 31, 2025, 2024, and 2023 respectively.

The future cash flows related to the operating lease obligations as of December 31, 2025 were as follows:

Year Ending December 31,
2026	$69
2027	58
2028	50
2029	43
2030	35
Thereafter	227
Total lease payments (undiscounted)	482
Less: discount to net present value	(174)
Total	$308

U. Other Financial Information

Interest Cost Components

	2025	2024	2023
Amount charged to interest expense	$158	$156	$107
Amount capitalized	39	8	4
	$197	$164	$111

In 2025, the Company recorded a correction of $15 to interest expense to capitalize interest on certain prior period expenditures, of which $8 and $4 related to 2024 and 2023, respectively.

Other (Income) Expenses, Net

	2025	2024	2023
Equity loss	$58	$24	$228
Foreign currency losses (gains), net	2	126	(64)
Net loss from asset sales	5	37	14
Gain from sale of investments (C & H)	(789)	—	—
Mark-to-market gain on noncurrent marketable securities (C)	(197)	—	—
Net (gain) loss on mark-to-market derivative instruments (P)	(83)	(58)	5
Non-service costs – pension and other postretirement benefits (O)	26	16	13
Other, net	(79)	(54)	(62)
	$(1,057)	$91	$134

In 2025, Other, net of $79 was primarily related to interest income on interest bearing accounts and the deposit related to the Australia tax matter (see Note S).

In 2024 and 2023, Other, net of $54 and $62, respectively, was primarily related to interest income on interest bearing accounts.

Other Noncurrent Assets

December 31,	2025	2024
Value added tax credits	$251	$213
Deferred mining costs, net	240	184
Prepaid gas transmission contract	234	278
Gas supply prepayment (S)	207	225
Prepaid pension benefit (O)	131	128
IRA Section 45X credit (Q)	83	71
Noncurrent restricted cash (see below)	70	53
Intangibles, net (L)	34	36
Goodwill (L)	—	142
Noncurrent prepaid tax asset (S)	—	66
Other	115	101
	$1,365	$1,497

Prepaid gas transmission contract—As part of a previous sale transaction of an equity investment, Alcoa maintained access to approximately 30 percent of the Dampier to Bunbury Natural Gas Pipeline transmission capacity for gas supply to its alumina refineries in Western Australia. At December 31, 2025 and 2024, AofA had an asset of $234 and $278, respectively, representing prepayments made under the agreement for future gas transmission services. In September 2025, a portion of the Prepaid gas transmission contract was written off with a charge of $74 to Restructuring and other charges, net (see Note D) due to the closure of the Kwinana refinery.

Value added tax credits—The Value added tax (VAT) credits (federal and state) relate to two of the Company’s subsidiaries in Brazil, AWAB, and Alumínio, concerning the Alumar smelter and refinery and the Juruti mine. The mine, refinery and smelter pay VAT on the purchase of goods and services used in the production process. The credits generally can be utilized to offset the VAT charged on domestic sales of bauxite, alumina, and aluminum.

Other Noncurrent Liabilities and Deferred Credits

December 31,	2025	2024
Operating lease obligations (T)	$259	$223
Accrued compensation and retirement costs	101	95
Noncurrent restructuring reserve (D)	34	8
Value added tax credits payable to Arconic Corporation	28	26
Deferred energy credits	26	36
Deferred alumina sales revenue	4	12
Noncurrent accrued tax liability (S)	—	206
Other	35	50
	$487	$656

Deferred energy credits—Deferred energy credits relate to cash received from governmental agencies in Spain and Norway.

In Spain, deferred energy credits relate to compensation of indirect carbon emissions costs which is paid one year in arrears relative to the production period. The Company is required to comply with certain operating conditions for a period of three years from the grant date. Compensation received is recognized as a reduction to Cost of goods sold when it is determined to be probable that the Company will satisfy all conditions. Should the Company not meet the conditions during the three-year period, the credits would be repaid to the governmental agency. In 2025, the Company recognized a reduction of $32 to Cost of goods sold related to carbon dioxide compensation in Spain that was received in 2022, as the 3-year operating requirement was met.

In Norway, deferred energy credits relate to compensation for indirect carbon emissions. Beginning in 2024, the carbon dioxide compensation scheme in Norway includes a requirement for recipients to implement emission reduction and energy efficiency measures corresponding to 40 percent of the carbon dioxide compensation paid. Complying with the additional condition can be achieved over multiple years, but not later than 2034. Compensation received is recognized as the conditions are met. During the second quarter of 2025, the Company deferred the recognition of $34 (NOK 341) of conditional compensation received in Other noncurrent liabilities and deferred credits, and after meeting the conditions related to costs incurred in 2024 and 2025 recorded a benefit of $25 (NOK 251) in Research and development expenses in the fourth quarter of 2025. The Company receives carbon dioxide compensation corresponding to 60 percent of the carbon dioxide compensation one year in arrears relative to the production period, and recognizes a reduction to Cost of goods sold in the period earned.

Cash and Cash Equivalents and Restricted Cash

December 31,	2025	2024
Cash and cash equivalents	$1,597	$1,138
Current restricted cash	25	43
Noncurrent restricted cash	70	53
	$1,692	$1,234

Restricted cash primarily relates to commitments included in the viability agreement reached with the workers’ representatives of the San Ciprián smelter in December 2021 and updated in February 2023.

In 2025, the Company incurred $15 of smelter restart expenditures and $1 of capital investment expenditures and against the commitments, and $11 was released from restricted cash. At December 31, 2025, the Company had restricted cash of $75 available for capital improvements at the site and smelter restart costs.

Cash Flow Information

Cash paid for interest, net of amount capitalized, was as follows:

	2025	2024	2023
Interest, net of amount capitalized	$128	$132	$100

Cash paid for income taxes, net of amount refunded, was as follows:

	2025	2024	2023
Domestic
U.S. - federal	$—	$—	$—
U.S. - state	—	—	—
Foreign, including U.S. withholding taxes
Australia	70	96	183
Canada	38	32	75
Norway	34	17	50
Brazil	18	8	3
All other	7	4	8
Total	$167	$157	$319

V. Supplier Finance Programs

The Company has various supplier finance programs with third-party financial institutions that are made available to suppliers to facilitate payment term negotiations. Under the terms of these agreements, participating suppliers receive payment in advance of the payment date from third-party financial institutions for qualifying invoices. Alcoa’s obligations to its suppliers, including amounts due and payment terms, are not impacted by its suppliers’ participation in these programs. The Company does not pledge any assets as security or provide any guarantees beyond payment of outstanding invoices at maturity under these arrangements. The Company does not pay fees to the financial institutions under these arrangements. At December 31, 2025 and December 31, 2024, qualifying supplier invoices outstanding under these programs were $157 and $94, respectively, and have payment terms ranging from 50 to 110 days. These obligations are included in Accounts payable, trade on the accompanying Consolidated Balance Sheet.

The rollforward of Alcoa’s outstanding obligations confirmed as valid under its supplier finance program for the years ended December 31, 2025 and 2024 is as follows:

December 31,	2025	2024
Confirmed obligations outstanding at the beginning of the year	$94	$104
Invoices confirmed during the year	555	446
Confirmed invoices paid during the year	(496)	(452)
Foreign currency translation and other	4	(4)
Confirmed obligations outstanding at the end of the year	$157	$94

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Alcoa Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the U.S. Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, and they have concluded that these controls and procedures were effective as of December 31, 2025.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is included in Part II Item 8 of this Form 10-K.

(c) Attestation Report of the Registered Public Accounting Firm

The effectiveness of Alcoa Corporation’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP (PCAOB ID No. 238), an independent registered public accounting firm, as stated in their report, which is included in Part II Item 8 of this Form 10-K.

(d) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

In the fourth quarter 2025, all 4,041,989 issued and outstanding shares of Alcoa Series A convertible preferred stock were converted into 4,041,989 shares of common stock, and the associated preferred shares were retired and cancelled. On February 25, 2026, the Company filed a certificate of cancellation (the “Series A Convertible Preferred Certificate of Cancellation”) with the Secretary of State of the State of Delaware, effective as of the time of filing, canceling the Certificate of Designation of Series A Convertible Preferred Stock, and thereby eliminating all Series A Convertible Preferred Stock of the Company as a designated series and restoring the 10,000,000 previously designated shares to the status of authorized but unissued. The foregoing description is qualified in its entirety by reference to the full text of the Series A Convertible Preferred Certificate of Cancellation, which is filed as Exhibit 3.3 to this Annual Report on Form 10-K and incorporated herein by reference.

None of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act of 1934, as amended, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K regarding executive officers is set forth in Part I Item 1 of this Form 10-K under the caption “Information about our Executive Officers.” The information required by Item 401 of Regulation S-K regarding directors is contained under the caption “Board and Governance Matters—Board of Directors—Director Nominees” of Alcoa Corporation’s Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (Proxy Statement), which will be filed with the SEC within 120 days of the end of Alcoa Corporation’s fiscal year ended December 31, 2025 (Proxy Statement) and is incorporated herein by reference.

The Company’s Code of Conduct and Ethics (Code of Conduct), which incorporates a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, is publicly available on the Company’s website at https://www.alcoa.com under the section “Investors—Governance—Governance Documents—Code of Conduct.” Alcoa Corporation will post any amendments to, or waivers of, its Code of Conduct that apply to its principal executive officer, principal financial officer, principal accounting officer or controller on its website at https://www.alcoa.com.

With respect to Item 408(b) of Regulation S-K, the Company has adopted an insider trading policy and procedures that govern the purchase, sale, and other dispositions of the Company’s securities by directors, officers, and employees, as well as by the Company itself. The Company believes that its insider trading policy and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards. A copy of the Company’s insider trading policy is incorporated by reference as Exhibit 19.1 to this Form 10-K.

The information required by Items 407(c)(3), if applicable, (d)(4) and (d)(5) of Regulation S-K is included under the captions “Information Relating to the 2027 Annual Meeting” and “Board and Governance Matters—Corporate Governance—Board Structure and Operations—Committees of the Board” of the Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by Item 402 and Item 407(e)(4) and (e)(5) of Regulation S-K is contained under the captions “Non-Employee Director Compensation Program,” “Executive Compensation” (other than the information contained under the heading “Pay Versus Performance”), “Board and Governance Matters—Corporate Governance— Board Structure and Operations—Committees of the Board,” “Board and Governance Matters—Corporate Governance—Board Oversight Responsibilities—Risk Oversight” and “Board and Governance Matters—Corporate Governance—Board Structure and Operations—Compensation Committee Interlocks and Insider Participation” of the Proxy Statement. Such information (other than the Compensation Committee Report, which shall not be deemed to be filed) is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services.

The information required by Item 9(e) of Schedule 14A is contained under the caption “Audit Matters—Audit Committee Pre-Approval Policy” and “Audit Matters—Auditor Fees” of the Proxy Statement and is incorporated herein by reference.

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

3.1	Amended and Restated Certificate of Incorporation of Alcoa Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 3, 2016 (File No. 1-37816))

3.2	Certificate of Designation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 1, 2024 (File No. 1-37816))

3.3

Amended and Restated Bylaws of Alcoa Corporation, as adopted on July 31, 2024 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed August 1, 2024 (File No. 1-37816))

3.4	Certificate of Cancellation of Designation of Series A Convertible Preferred Stock (filed herewith)

4.1

Indenture, dated May 17, 2018, among Alcoa Nederland Holding B.V., Alcoa Corporation, certain subsidiaries of Alcoa Corporation, and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 17, 2018 (File No. 1-37816))

4.2

Supplemental Indenture, dated as of December 9, 2019, among Alcoa Corporation, Alcoa Treasury S.à r.l, Alcoa Nederland Holding B.V., and The Bank of New York Mellon Trust Company, N.A. under the Indenture dated May 17, 2018 (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed February 21, 2020 (File No. 1-137816))

4.3

Indenture, dated as of March 24, 2021, among Alcoa Nederland Holding B.V., Alcoa Corporation, certain subsidiaries of Alcoa Corporation, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 24, 2021 (File No. 1-37816))

4.4

Indenture, dated as of March 21, 2024, among Alcoa Nederland Holding B.V., Alcoa Corporation, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 21, 2024 (File No. 1-37816))

4.5

Indenture, dated March 17, 2025, among Alumina Pty Ltd, Alcoa Corporation, certain subsidiaries of Alcoa Corporation, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 17, 2025 (File No. 1-37816))

4.6	Description of Securities (filed herewith)

10.1

Separation and Distribution Agreement, dated as of October 31, 2016, by and between Arconic Inc. and Alcoa Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 4, 2016 (File No. 1-37816))

Exhibit No.	Description of Exhibit
10.2

Tax Matters Agreement, dated as of October 31, 2016, by and between Arconic Inc. and Alcoa Corporation (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed November 4, 2016 (File No. 1-37816))

10.3

Amendment No. 1, dated as of January 17, 2024, which includes, as Exhibit A thereto, the Revolving Credit Agreement, dated as of September 16, 2016, as amended as of October 26, 2016, as amended and restated as of November 14, 2017, as amended and restated as of November 21, 2018, as amended as of August 16, 2019, as amended as of April 21, 2020, as amended as of June 24, 2020, as amended as of March 4, 2021, as amended and restated as of June 27, 2022 and as amended as of January 17, 2024, among Alcoa Corporation, Alcoa Nederland Holding B.V., the lenders and issuers from time to time party thereto, and JPMorgan Chase Bank N.A., as administrative agent for the lenders and issuers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 18, 2024 (File No. 1-37816))

10.4

Amendment No. 2, dated as of August 4, 2025, which includes, as Exhibit A thereto, the Revolving Credit Agreement, dated as of September 16, 2016, as amended as of October 26, 2016, as amended and restated as of November 14, 2017, as amended and restated as of November 21, 2018, as amended as of August 16, 2019, as amended as of April 21, 2020, as amended as of June 24, 2020, as amended as of March 4, 2021, as amended and restated affgtrs of June 27, 2022, as amended as of January 17, 2024, and as amended as of August 4, 2025, among Alcoa Corporation, Alcoa Nederland Holding B.V., the lenders and issuers from time to time party thereto, and JPMorgan Chase Bank N.A., as administrative agent for the lenders and issuers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed October 28, 2025 (File No. 1-37816))

10.5	Kwinana State Agreement of 1961 (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed September 1, 2016 (File No. 1-37816))

10.6	Pinjarra State Agreement of 1969 (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed September 1, 2016 (File No. 1-37816))

10.7	Wagerup State Agreement of 1978 (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed September 1, 2016 (File No. 1-37816))

10.8	Alumina Refinery Agreement of 1987 (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed September 1, 2016 (File No. 1-37816))

10.9

Alcoa Corporation 2016 Stock Incentive Plan (as Amended and Restated as of May 9, 2018), (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 15, 2018 (File No. 1-37816))*

10.10

Alcoa USA Corp. Deferred Compensation Plan, effective August 1, 2016, as amended November 15, 2021 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed February 24, 2022 (File No. 1-137816))*

10.11

Alcoa USA Corp. Nonqualified Supplemental Retirement Plan C (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed August 12, 2016 (File No. 1-37816))*

10.12

Amendment 1 to Alcoa USA Corp. Nonqualified Supplemental Retirement Plan C, effective January 1, 2021 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed February 23, 2018 (File No. 1-37816))*

10.13

Form of Amended and Restated Indemnification Agreement by and between Alcoa Corporation and individual directors or officers, effective August 1, 2017 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed August 3, 2017 (File No. 1-37816))*

10.14

Alcoa Corporation Annual Cash Incentive Compensation Plan (as Amended and Restated), effective February 21, 2018 (incorporated by referenced to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2018 (File No. 1-37816))*

10.15

Alcoa Corporation Amended and Restated Change in Control Severance Plan, dated July 30, 2019 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed October 31, 2019 (File No. 1-37816))*

Exhibit No.	Description of Exhibit
10.16

Amendment No. 1, dated as of January 8, 2023 to the Alcoa Corporation Amended and Restated Change in Control Severance Plan, dated July 30, 2019 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed February 23, 2023 (File No. 1-137816))*

10.17

Amended and Restated Form of Alcoa Corporation Chief Executive Officer and Chief Financial Officer Executive Severance Agreement, effective as of July 30, 2019 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed October 31, 2019 (File No. 1-37816))*

10.18

Amendment No. 1 to Amended and Restated Executive Severance Agreement, between William F. Oplinger and Alcoa Corporation, effective February 1, 2023 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed February 23, 2023 (File No. 1-137816))*

10.19

Amended and Restated Form of Alcoa Corporation Corporate Officer Executive Severance Agreement, effective as of July 30, 2019 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed October 31, 2019 (File No. 1-37816))*

10.20

Amended and Restated Form of Alcoa Corporation Corporate Officer Executive Severance Agreement (Canada), effective as of April 1, 2020 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed February 21, 2024 (File No. 1-37816))*

10.21

Amended and Restated Form of Alcoa Corporation Corporate Officer Executive Severance Agreement (Australia), effective as of July 30, 2019 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed February 20, 2025 (File No. 1-37816))*

10.22

Letter Agreement, dated July 22, 2023, between Andrew Hastings and Alcoa Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2024 (File No. 1-37816))*

10.23	Terms and Conditions for Employee Stock Option Awards (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 filed January 18, 2017 (File No. 333-215606))*

10.24

Terms and Conditions for Employee Stock Option Awards, dated January 24, 2018 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed February 23, 2018 (File No. 1-37816))*

10.25

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

10.28

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

10.30

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

10.32

Terms and Conditions for Deferred Fee Restricted Share Units Director Awards, effective May 4, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed July 25, 2022 (File No. 1-37816))*

10.33

Terms and Conditions for Deferred Fee Restricted Share Units Director Awards, effective August 1, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 2, 2024 (File No. 1-37816))*

10.34

Terms and Conditions for Restricted Share Units Annual Director Awards, effective December 1, 2016 (incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1 filed January 18, 2017 (File No. 333-215606))*

10.35

Terms and Conditions for Restricted Share Units Annual Director Awards, effective May 9, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report Form 10-Q filed August 3, 2017 (File No. 1-37816))*

10.36

Terms and Conditions for Restricted Share Units Annual Director Awards, effective May 4, 2022 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed July 25, 2022 (File No. 1-37816))*

10.37

Terms and Conditions for Restricted Share Units Annual Director Awards, effective August 1, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 2, 2024 (File No. 1-37816))*

10.38

Alcoa Corporation 2016 Deferred Fee Plan for Directors (effective November 1, 2016, as amended and restated on December 5, 2018), effective August 1, 2024 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 2, 2024 (File No. 1-37816))*

19.1

Insider Trading Policy, effective August 1, 2023 (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed February 20, 2025 (File No. 1-137816))

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

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document

Exhibit No.	Description of Exhibit

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Renee R. Henry Senior Vice President and Controller

February 26, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on February 26, 2026.

/s/ William F. Oplinger	/s/ Molly S. Beerman
William F. Oplinger President, Chief Executive Officer and Director (Principal Executive Officer and Director)	Molly S. Beerman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Renee R. Henry
Renee R. Henry Senior Vice President and Controller (Principal Accounting Officer)

/s/ Thomas J. Gorman Thomas J. Gorman Director, Chairman of the Board of Directors	/s/ John A. Bevan John A. Bevan Director

/s/ Mary Anne Citrino	/s/ Alistair Field
Mary Anne Citrino	Alistair Field
Director	Director

/s/ Pasquale Fiore Pasquale Fiore Director	/s/ James A. Hughes James A. Hughes Director

/s/ Roberto O. Marques Roberto O. Marques Director	/s/ Carol L. Roberts Carol L. Roberts Director

/s/ Jackson P. Roberts Jackson P. Roberts Director	/s/ Ernesto Zedillo Ernesto Zedillo Director