Form 10-Q
period 2026-03-31
Alcoa Corp
filed 2026-04-30
CIK 1675149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

As of April 27, 2026, there were 263,889,875 shares of registrant’s Common Stock, par value $0.01 per share, of the registrant were outstanding.

Cautionary Statement on Forward-Looking Statements

This report contains statements that relate to future events and expectations and as such constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “aims,” “ambition,” “anticipates,” “believes,” “could,” “develop,” “endeavors,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “outlook,” “potential,” “plans,” “projects,” “reach,” “seeks,” “sees,” “should,” “strive,” “targets,” “will,” “working,” “would,” or other words of similar meaning. All statements by Alcoa Corporation that reflect expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, statements regarding forecasts concerning global demand growth for bauxite, alumina, and aluminum, and supply/demand balances; statements, projections or forecasts of future or targeted financial results, or operating performance (including our ability to execute on strategies related to environmental, social and governance matters); statements about strategies, outlook, and business and financial prospects (including related to production and shipments); and statements about capital allocation and return of capital. These statements reflect beliefs and assumptions that are based on Alcoa Corporation’s perception of historical trends, current conditions, and expected future developments, as well as other factors that management believes are appropriate in the circumstances.

Forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and changes in circumstances that are difficult to predict. Although Alcoa Corporation believes that the expectations reflected in any forward-looking statements are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, but are not limited to: (a) the impact of global economic conditions on the aluminum industry and aluminum end-use markets; (b) volatility and declines in aluminum and alumina demand and pricing, including global, regional, and product-specific prices, or significant changes in production costs which are linked to the London Metal Exchange (LME) or other commodities; (c) the disruption of market-driven balancing of global aluminum supply and demand by non-market forces; (d) competitive and complex conditions in global markets; (e) our ability to obtain, maintain, or renew permits or approvals necessary for our mining operations; (f) rising energy costs and interruptions or uncertainty in energy supplies; (g) unfavorable changes in the cost, quality, or availability of raw materials or other key inputs, or by disruptions in the supply chain; (h) economic, political, and social conditions, including the impact of trade policies, tariffs, and adverse industry publicity; (i) legal proceedings, investigations, or changes in foreign and/or U.S. federal, state, or local laws, regulations, or policies; (j) changes in tax laws or exposure to additional tax liabilities; (k) climate change, climate change legislation or regulations, and efforts to reduce emissions and build operational resilience to extreme weather conditions; (l) disruptions in the global economy caused by ongoing regional conflicts; (m) fluctuations in foreign currency exchange rates and interest rates, inflation and other economic factors in the countries in which we operate; (n) global competition within and beyond the aluminum industry; (o) our ability to achieve our strategies or expectations relating to environmental, social, and governance considerations; (p) claims, costs, and liabilities related to health, safety and environmental laws, regulations, and other requirements in the jurisdictions in which we operate; (q) liabilities resulting from impoundment structures, which could impact the environment or cause exposure to hazardous substances or other damage; (r) dilution of the ownership position of the Company’s stockholders, price volatility, and other impacts on the price of Alcoa common stock by the secondary listing of the Alcoa common stock on the Australian Securities Exchange; (s) our ability to obtain or maintain adequate insurance coverage; (t) our ability to execute on our strategy to reduce complexity and optimize our asset portfolio and to realize the anticipated benefits from announced plans, programs, initiatives relating to our portfolio, capital investments, and developing technologies; (u) our ability to integrate and achieve intended results from joint ventures, other strategic alliances, and strategic business transactions; (v) significant declines in the market value of our marketable securities; (w) our ability to fund capital expenditures; (x) deterioration in our credit profile or increases in interest rates; (y) impacts on our current and future operations due to our indebtedness and our ability to reduce indebtedness; (z) our ability to continue to return capital to our stockholders through the payment of cash dividends and/or the repurchase of our common stock; (aa) cyber attacks, security breaches, system failures, software or application vulnerabilities, or other cyber incidents; (bb) labor market conditions, union disputes and other employee relations issues; and (cc) the other risk factors discussed in Alcoa’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and other reports filed by Alcoa Corporation with the U.S. Securities and Exchange Commission, including those described in this report.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	First quarter ended March 31,
	2026	2025
Sales (E)	$3,193	$3,369
Cost of goods sold (exclusive of expenses below)	2,512	2,438
Selling, general administrative, and other expenses	83	71
Research and development expenses	10	12
Provision for depreciation, depletion, and amortization	162	148
Restructuring and other charges, net (D)	18	5
Interest expense	35	53
Other income, net (O)	(126)	(26)
Total costs and expenses	2,694	2,701
Income before income taxes	499	668
Provision for income taxes	82	120
Net income	417	548
Less: Net loss attributable to noncontrolling interest	(8)	—
NET INCOME ATTRIBUTABLE TO ALCOA CORPORATION	$425	$548
EARNINGS PER SHARE ATTRIBUTABLE TO ALCOA CORPORATION COMMON SHAREHOLDERS (F):
Basic	$1.61	$2.08
Diluted	$1.60	$2.07

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income (unaudited)

(in millions)

	Alcoa Corporation		Noncontrolling interest		Total
	First quarter ended March 31,		First quarter ended March 31,		First quarter ended March 31,
	2026	2025	2026	2025	2026	2025
Net income (loss)	$425	$548	$(8)	$—	$417	$548
Other comprehensive income (loss), net of tax (G):
Change in unrecognized net actuarial gain/loss and prior service cost/benefit related to pension and other postretirement benefits	11	5	—	—	11	5
Foreign currency translation adjustments	141	185	(3)	—	138	185
Net change in unrecognized gains/losses on cash flow hedges	156	16	—	—	156	16
Total Other comprehensive income (loss), net of tax	308	206	(3)	—	305	206
Comprehensive income (loss)	$733	$754	$(11)	$—	$722	$754

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents (L)	$1,353	$1,597
Receivables from customers (H)	1,192	1,064
Other receivables	209	204
Inventories (I)	2,297	2,177
Fair value of derivative instruments (L)	122	49
Prepaid expenses and other current assets	505	378
Total current assets	5,678	5,469
Properties, plants, and equipment	21,045	20,537
Less: accumulated depreciation, depletion, and amortization	14,184	13,837
Properties, plants, and equipment, net	6,861	6,700
Investments	491	477
Noncurrent marketable securities (C & L)	1,485	1,397
Deferred income taxes	663	687
Fair value of derivative instruments (L)	42	34
Other noncurrent assets (O)	1,420	1,365
Total assets	$16,640	$16,129
LIABILITIES
Current liabilities:
Accounts payable, trade	$1,771	$1,938
Accrued compensation and retirement costs	349	383
Taxes, including income taxes	310	294
Fair value of derivative instruments (L)	567	467
Other current liabilities	828	718
Long-term debt due within one year (J & L)	1	1
Total current liabilities	3,826	3,801
Long-term debt, less amount due within one year (J & L)	2,441	2,438
Accrued pension benefits (K)	248	257
Accrued other postretirement benefits (K)	421	427
Asset retirement obligations	1,094	1,120
Environmental remediation (N)	203	206
Fair value of derivative instruments (L)	916	1,134
Noncurrent income taxes	87	65
Other noncurrent liabilities and deferred credits	513	487
Total liabilities	9,749	9,935
CONTINGENCIES AND COMMITMENTS (N)
MEZZANINE EQUITY
Noncontrolling interest (C)	65	76
EQUITY
Common stock	3	3
Additional capital	11,577	11,575
Retained earnings (deficit)	127	(271)
Accumulated other comprehensive loss (G)	(4,881)	(5,189)
Total equity	6,826	6,118
Total liabilities, mezzanine equity, and equity	$16,640	$16,129

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Three months ended March 31,
	2026	2025
CASH FROM OPERATIONS
Net income	$417	$548
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion, and amortization	162	148
Deferred income taxes	76	50
Equity loss (income), net of dividends	6	(9)
Restructuring and other charges, net (D)	18	5
Net (gain) loss from investing activities – asset sales (O)	(1)	3
Mark-to-market gain on noncurrent marketable securities (O)	(88)	—
Net periodic pension benefit cost (K)	6	5
Stock-based compensation	13	11
Gain on mark-to-market derivative financial contracts	(2)	(5)
Other	9	35
Changes in assets and liabilities, excluding effects of divestitures and foreign currency translation adjustments:
Increase in receivables	(117)	(85)
Increase in inventories	(183)	(155)
(Increase) decrease in prepaid expenses and other current assets	(7)	87
Decrease in accounts payable, trade	(195)	(206)
Decrease in accrued expenses	(94)	(206)
Decrease in taxes, including income taxes	(26)	(27)
Pension contributions (K)	(3)	(12)
Increase in noncurrent assets	(68)	(47)
Decrease in noncurrent liabilities	(102)	(65)
CASH (USED FOR) PROVIDED FROM OPERATIONS	(179)	75
FINANCING ACTIVITIES
Additions to debt (J)	104	1,033
Payments on debt (J)	(4)	(946)
Dividends paid on Alcoa preferred stock	—	—
Dividends paid on Alcoa common stock	(27)	(26)
Payments related to tax withholding on stock-based compensation awards	(11)	(5)
Financial contributions for the divestiture of businesses	—	(2)
Contributions from noncontrolling interest (C)	—	27
Other	(2)	(4)
CASH PROVIDED FROM FINANCING ACTIVITIES	60	77
INVESTING ACTIVITIES
Capital expenditures	(119)	(93)
Proceeds from the sale of assets	4	—
Additions to investments	(15)	(15)
Other	1	—
CASH USED FOR INVESTING ACTIVITIES	(129)	(108)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	3	12
Net change in cash and cash equivalents and restricted cash	(245)	56
Cash and cash equivalents and restricted cash at beginning of year	1,692	1,234
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$1,447	$1,290

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Changes in Consolidated Mezzanine Equity and Equity (unaudited)

(in millions)

	Mezzanine equity	Alcoa Corporation shareholders
	Non- controlling interest	Preferred stock	Common stock	Additional capital	Retained (deficit) earnings	Accumulated other comprehensive (loss) income	Total equity
Balance at January 1, 2025	$—	$—	$3	$11,587	$(1,323)	$(5,110)	$5,157
Net income	—	—	—	—	548	—	548
Other comprehensive income (G)	—	—	—	—	—	206	206
Stock-based compensation	—	—	—	11	—	—	11
Net effect of tax withholding for compensation plans and exercise of stock options	—	—	—	(5)	—	—	(5)
Dividends paid on Alcoa preferred stock ($0.10 per share)	—	—	—	—	—	—	—
Dividends paid on Alcoa common stock ($0.10 per share)	—	—	—	—	(26)	—	(26)
Joint venture formation (C)	103	—	—	(45)	—	(31)	(76)
Balance at March 31, 2025	$103	$—	$3	$11,548	$(801)	$(4,935)	$5,815

Balance at January 1, 2026	$76	$—	$3	$11,575	$(271)	$(5,189)	$6,118
Net (loss) income	(8)	—	—	—	425	—	425
Other comprehensive (loss) income (G)	(3)	—	—	—	—	308	308
Stock-based compensation	—	—	—	13	—	—	13
Net effect of tax withholding for compensation plans and exercise of stock options	—	—	—	(11)	—	—	(11)
Dividends paid on Alcoa common stock ($0.10 per share)	—	—	—	—	(27)	—	(27)
Balance at March 31, 2026	$65	$—	$3	$11,577	$127	$(4,881)	$6,826

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Notes to the Consolidated Financial Statements (unaudited)

(dollars in millions, except per-share amounts; metric tons in thousands (kmt))

A. Basis of Presentation – The interim Consolidated Financial Statements of Alcoa Corporation and its subsidiaries (Alcoa Corporation, Alcoa, or the Company) are unaudited. These Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The 2025 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which includes disclosures required by GAAP.

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

Principles of Consolidation. The Consolidated Financial Statements of the Company include the accounts of Alcoa Corporation and companies in which Alcoa Corporation has a controlling interest, including those that comprise the San Ciprián (Spain) joint venture (see Note C). Intercompany transactions have been eliminated. The equity method of accounting is used for investments in affiliates and other joint ventures over which the Company has significant influence but does not have effective control. Investments in affiliates in which Alcoa Corporation cannot exercise significant influence are accounted for at cost less any impairment, a measurement alternative in accordance with GAAP.

B. Recently Adopted and Recently Issued Accounting Guidance

In December 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2025-10 which establishes authoritative guidance on the accounting for government grants received by business entities. The guidance is effective for annual periods beginning after December 15, 2028, and interim periods within those annual periods. Early adoption is permitted. Management does not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations.

In November 2024, the FASB issued ASU No. 2024-03 which requires detailed disclosures about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) included within commonly presented expense captions (including cost of goods sold; selling, general administrative, and other expense; and research and development expenses). The guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The adoption of this guidance will not have a material impact on the Company’s financial position or results of operations and will provide enhanced disclosures regarding expenses beginning in the Company’s Annual Report on Form 10-K for the year ended December 31, 2027.

C. Acquisitions and Divestitures

Saudi Arabia Joint Venture

On July 1, 2025, Alcoa completed the sale of its 25.1% ownership interest in the Saudi Arabia joint venture, comprised of the Ma’aden Bauxite and Alumina Company (MBAC) and the Ma’aden Aluminium Company (MAC), to Saudi Arabian Mining Company (Ma’aden) in exchange for total consideration of $1,350, comprised of 85,977,547 shares of Ma’aden (valued at SAR 52.35 per share at closing, or $1,200) and $150 in cash (related to taxes and transaction costs).

The shares of Ma’aden are presented as Noncurrent marketable securities on the Consolidated Balance Sheet, as they are subject to transfer and sale restrictions, including a restriction requiring Alcoa to hold the shares for a minimum of three years, with one-third of the shares becoming transferable after each of the third, fourth, and fifth anniversaries of the closing of the transaction (the Holding Period). During the Holding Period, Alcoa is permitted, under certain conditions, to hedge and borrow against its Ma’aden shares. Under certain circumstances, such minimum Holding Period may be reduced.

Subsequent to July 1, 2025, the fair value of the shares is based on the unadjusted quoted price on the Saudi Exchange (Tadawul). For the quarter ended March 31, 2026, the Company recorded a mark-to-market gain of $88 in Other income, net (see Note O) on the Statement of Consolidated Operations related to changes in fair value of the shares. At March 31, 2026 and December 31, 2025, the shares of Ma’aden were valued at SAR 64.80 per share, or $1,485, and SAR 60.95 per share, or $1,397, respectively.

San Ciprián Joint Venture

On March 31, 2025, Alcoa and Trento Equity Holdings, S.L.U. (Trento EQT), formerly known as IGNIS Equity Holdings, SL, entered into a joint venture agreement (the Agreement) with respect to the San Ciprián operations, whereby Alcoa holds a 75% ownership interest and continues as the managing operator and Trento EQT holds the remaining 25% interest.

Under the terms of the Agreement, Alcoa and Trento EQT contributed $81 (€75) and $27 (€25), respectively, to form the joint venture. The formation of the joint venture was accounted for as an equity transaction where Trento EQT’s noncontrolling interest was reflected as a decrease to Additional capital on the accompanying Consolidated Balance Sheet. Noncontrolling interest was measured at 25 percent of the net assets included in the joint venture at formation ($103), which included the initial contributions described above ($108). Additionally, certain amounts related to foreign currency translation adjustments previously included within Accumulated other comprehensive loss ($31) were reclassified to Additional capital.

The Agreement also provides Trento EQT a put option, pursuant to which Trento EQT may require the Company to purchase its 25% interest at the then fair market value upon certain change in control provisions. Noncontrolling interest is classified within Mezzanine equity on the Consolidated Balance Sheet, as Trento EQT’s redemption of the put option is not solely within the Company’s control. Subsequent to the formation of the joint venture, changes in the carrying value of Noncontrolling interest on the Consolidated Balance Sheet were solely comprised of the comprehensive loss attributable to Trento EQT’s 25% interest, as a change in control of the San Ciprián operations was not deemed probable.

D. Restructuring and Other Charges, Net

In the first quarter of 2026, Alcoa Corporation recorded Restructuring and other charges, net, of $18 which were primarily comprised of take-or-pay power contract costs at previously closed sites.

In the first quarter of 2025, Alcoa Corporation recorded Restructuring and other charges, net, of $5 which were primarily comprised of:

•
A charge of $3 for certain employee obligations related to the February 2023 updated viability agreement reached with the workers’ representatives of the San Ciprián aluminum smelter related to the restart of the smelter; and,
•
A charge of $2 for take-or-pay power contract costs at a previously closed site.

Alcoa Corporation does not include Restructuring and other charges, net in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

	First quarter ended March 31,
	2026	2025
Alumina	$—	$—
Aluminum	—	3
Segment total	—	3
Corporate	18	2
Total Restructuring and other charges, net	$18	$5

Activity and reserve balances for Restructuring and other charges, net related to Severance and employee termination costs and Other costs were as follows:

	Severance and employee termination costs	Other costs	Total
Balance at December 31, 2024	$13	$168	$181
Restructuring and other charges, net	2	107	109
Cash payments	(4)	(208)	(212)
Reversals and other	—	7	7
Balance at December 31, 2025	11	74	85
Restructuring and other charges, net	—	18	18
Cash payments	(6)	(11)	(17)
Reversals and other	—	1	1
Balance at March 31, 2026	$5	$82	$87

Restructuring and other charges, net related to Accrued pension benefits, Accrued other postretirement benefits, Asset retirement obligations, Environmental remediation, and Other noncurrent assets are excluded from the above activity and balances. Reversals and other includes reversals of previously recorded liabilities and foreign currency translation impacts.

The noncurrent portion of the reserve was $37 and $34 at March 31, 2026 and December 31, 2025, respectively.

E. Segment Information – Alcoa Corporation is a producer of bauxite, alumina, and aluminum products. The Company has two operating and reportable segments: (i) Alumina and (ii) Aluminum. The primary measure of performance reported to Alcoa Corporation’s President and Chief Executive Officer, identified as the Company’s chief operating decision maker (CODM), is Adjusted EBITDA (Earnings before interest, taxes, depreciation, and amortization) for each segment.

The Company calculates Segment Adjusted EBITDA as Total sales (third-party and intersegment) minus the following items: Cost of goods sold; Selling, general administrative, and other expenses; and Research and development expenses. Alcoa Corporation’s Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies. The CODM regularly reviews Segment Adjusted EBITDA to assess performance and allocate resources (including employees, property, and financial or capital resources) in the planning and strategic review process. The CODM evaluates actual results versus the annual plan, most recent forecast, and prior period results when making decisions about allocating resources.

The operating results, capital expenditures, and assets of Alcoa Corporation’s reportable segments were as follows (differences between segment totals and consolidated amounts are in Corporate):

	Alumina	Aluminum	Total
First quarter ended March 31, 2026
Sales:
Third-party sales	$657	$2,536	$3,193
Intersegment sales	445	5	450
Total sales	$1,102	$2,541	$3,643
Adjusted operating costs(1)	737	1,430	2,167
Other segment items(2)	405	417	822
Segment Adjusted EBITDA	$(40)	$694	$654
Supplemental information:
Depreciation, depletion, and amortization	$86	$71	$157
Equity income	—	—	—
Capital expenditures	64	46	110
First quarter ended March 31, 2025
Sales:
Third-party sales	$1,463	$1,901	$3,364
Intersegment sales	712	4	716
Total sales	$2,175	$1,905	$4,080
Adjusted operating costs(1)	723	1,574	2,297
Other segment items(2)	788	197	985
Segment Adjusted EBITDA	$664	$134	$798
Supplemental information:
Depreciation, depletion, and amortization	$76	$67	$143
Equity income (loss)	15	(6)	9
Capital expenditures	53	37	90

March 31, 2026
Assets:
Equity investments	$247	$240	$487
Segment assets	5,806	6,704	12,510
December 31, 2025
Assets:
Equity investments	$243	$230	$473
Segment assets	5,671	6,151	11,822
(1)
Adjusted operating costs include all production related costs for alumina or aluminum produced and shipped: raw materials consumed; conversion costs, such as labor, materials, and utilities; and plant administrative expenses.
(2)
Other segment items include costs associated with trading activity, the Alumina segment’s purchase of bauxite from offtake or other supply agreements, the Alumina segment’s commercial shipping services, and the Aluminum segment’s energy assets; other direct and non-production related charges, including tariff costs; Selling, general administrative, and other expenses; and Research and development expenses.

The following table reconciles Total Segment Adjusted EBITDA to Consolidated net income attributable to Alcoa Corporation:

	First quarter ended March 31,
	2026	2025
Total Segment Adjusted EBITDA	$654	$798
Unallocated amounts:
Transformation(1)	(27)	(12)
Intersegment eliminations	7	103
Corporate expenses(2)	(39)	(37)
Provision for depreciation, depletion, and amortization	(162)	(148)
Restructuring and other charges, net (D)	(18)	(5)
Interest expense	(35)	(53)
Other income, net (O)	126	26
Other(3)	(7)	(4)
Consolidated income before income taxes	499	668
Provision for income taxes	(82)	(120)
Net loss attributable to noncontrolling interest	8	—
Consolidated net income attributable to Alcoa Corporation	$425	$548

(1)
Transformation includes, among other items, the Adjusted EBITDA of previously closed operations.
(2)
Corporate expenses are composed of general administrative and other expenses of operating the corporate headquarters and other global administrative facilities, as well as research and development expenses of the corporate technical center.
(3)
Other includes certain items that are not included in the Adjusted EBITDA of the reportable segments.

The following table details Alcoa Corporation’s Sales by product division:

	First quarter ended March 31,
	2026	2025
Aluminum	$2,582	$1,955
Alumina	521	1,211
Bauxite	118	242
Energy	77	33
Other(1)	(105)	(72)
	$3,193	$3,369

(1)
Other includes realized gains and losses related to embedded derivative instruments designated as cash flow hedges of forward sales of aluminum (see Note L).

F. Earnings Per Share

For the first quarter of 2026, basic earnings per share (EPS) amounts were computed by dividing earnings by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding.

For the first quarter of 2025, basic EPS was calculated using the two-class method and earnings were allocated to Alcoa common stock and preferred stock based on the pro-rata share of each class outstanding and resulted in undistributed earnings of $9 allocated to preferred stock. Diluted EPS assumes the issuance of common stock for all potentially dilutive share equivalents outstanding. Diluted EPS was calculated under both the two-class and if-converted methods, and the more dilutive amount is reported.

In the fourth quarter of 2025, all issued and outstanding shares of preferred stock were converted into common stock, and no preferred stock remained issued and outstanding at December 31, 2025.

The share information used to compute basic and diluted EPS attributable to Alcoa Corporation common shareholders was as follows (shares in millions):

	First quarter ended March 31,
	2026	2025
Average shares outstanding – basic	264	259
Effect of dilutive securities:
Stock options	—	—
Stock units	2	1
Average shares outstanding – diluted	266	260

G. Accumulated Other Comprehensive Loss

The following table details the activity of the three components that comprise Accumulated other comprehensive loss for Alcoa Corporation’s shareholders and Noncontrolling interest:

	Alcoa Corporation		Noncontrolling interest
	First quarter ended March 31,		First quarter ended March 31,
	2026	2025	2026	2025
Pension and other postretirement benefits (K)
Balance at beginning of period	$(74)	$(11)	$—	$—
Other comprehensive income:
Unrecognized net actuarial gain/loss and prior service cost/benefit	1	(1)	—	—
Tax expense(2)	—	(1)	—	—
Total Other comprehensive income (loss) before reclassifications, net of tax	1	(2)	—	—
Amortization of net actuarial gain/loss and prior service cost/benefit(1)	10	7	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(5)	10	7	—	—
Total Other comprehensive income	11	5	—	—
Balance at end of period	$(63)	$(6)	$—	$—

Foreign currency translation
Balance at beginning of period	$(3,780)	$(4,194)	$11	$—
Other comprehensive income (loss)	141	185	(3)	—
Joint venture formation (C)	—	(31)	—	—
Balance at end of period	$(3,639)	$(4,040)	$8	$—

Cash flow hedges (L)
Balance at beginning of period	$(1,335)	$(905)	$—	$—
Other comprehensive income:
Net change from periodic revaluations	42	(85)	—	—
Tax (expense) benefit(2)	(2)	23	—	—
Total Other comprehensive income (loss) before reclassifications, net of tax	40	(62)	—	—
Net amount reclassified to earnings:
Aluminum contracts(3)	131	93	—	—
Financial contracts(4)	11	—	—	—
Foreign exchange contracts(3)	(1)	2	—	—
Sub-total	141	95	—	—
Tax expense(2)	(25)	(17)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(5)	116	78	—	—
Total Other comprehensive income	156	16	—	—
Balance at end of period	$(1,179)	$(889)	$—	$—

Total Accumulated other comprehensive (loss) income	$(4,881)	$(4,935)	$8	$—

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

H. Receivables

A wholly-owned special purpose entity (SPE) of the Company has an agreement with a financial institution to transfer up to $175 of certain customer receivables without recourse on a revolving basis. The agreement was entered into in 2023, most recently amended in November 2025, and matures on November 13, 2026. Company subsidiaries sell customer receivables to the SPE, which then transfers the receivables to the financial institution. The Company does not maintain effective control over the transferred receivables and accounts for the transfers as sales of receivables.

Alcoa Corporation guarantees the performance obligations of the Company subsidiaries, and unsold customer receivables are pledged as collateral to secure the sold receivables. The SPE held unsold customer receivables of $616 and $486 pledged as collateral against the sold receivables as of March 31, 2026 and December 31, 2025, respectively.

The Company continues to service the customer receivables and as customer payments are collected by the Company, the SPE transfers additional receivables to the financial institution rather than remitting cash.

In the first quarter of 2026, the Company sold gross customer receivables of $211 and reinvested collections of $211 from previously sold receivables. In the first quarter of 2025, the Company sold gross customer receivables of $199 and reinvested collections of $199 from previously sold receivables. There were no cash remittances to or from the financial institution in either period.

Cash collections from previously sold receivables yet to be reinvested of $42 and $69 were included in Accounts payable, trade on the Consolidated Balance Sheet as of March 31, 2026 and December 31, 2025, respectively. Cash received from sold receivables under the agreement are presented within operating activities in the Statement of Consolidated Cash Flows.

I. Inventories

	March 31, 2026	December 31, 2025
Finished goods	$442	$394
Work-in-process	332	282
Bauxite and alumina	604	580
Purchased raw materials	608	633
Operating supplies	311	288
	$2,297	$2,177

J. Debt

Short-term Borrowings

Inventory Repurchase Agreements

The Company periodically enters into inventory repurchase agreements whereby the Company sells aluminum to a third party and agrees to subsequently repurchase substantially similar inventory. Upon shipment of inventory, the Company does not record the sale and reflects cash received in Short-term borrowings within Other current liabilities on the Consolidated Balance Sheet. The cash received and subsequently paid under these agreements is included in Cash provided from financing activities on the Statement of Consolidated Cash Flows.

During the first quarter of 2026, the Company recorded borrowings of $104 and repurchased $4 of inventory related to these agreements. During the first quarter of 2025, the Company recorded borrowings of $44 and repurchased $49 of inventory related to these agreements.

The net borrowings from inventory repurchase agreements was $109 and $9 as of March 31, 2026 and December 31, 2025, respectively. The associated inventory sold and not yet repurchased was reflected in Prepaid expenses and other current assets on the accompanying Consolidated Balance Sheet.

144A Debt

Redemption

On April 14, 2026, the Company announced that its wholly-owned subsidiary Alcoa Nederland Holding B.V. (ANHBV), issued a notice to redeem the remaining $219 aggregate principal amount of its outstanding 6.125% notes due in 2028. The notes will be redeemed on May 15, 2026 at a price equal to 100 percent of the principal amount, plus accrued and unpaid interest, using cash on hand.

Credit Facilities

Revolving Credit Facility

The Company and ANHBV, a wholly-owned subsidiary of Alcoa Corporation and the borrower, have a $1,250 revolving credit and letter of credit facility in place for working capital and/or other general corporate purposes (the Revolving Credit Facility). The Revolving Credit Facility, established in September 2016, most recently amended and restated in June 2022 and amended in August 2025, is scheduled to mature in June 2027. Subject to the terms and conditions under the Revolving Credit Facility, the Company or ANHBV may borrow funds or issue letters of credit. Under the terms of the January 2024 amendment (Amendment No. 1), the Company agreed to provide collateral for its obligations under the Revolving Credit Facility. In August 2025, Alcoa Corporation, ANHBV, and certain subsidiaries of the Company entered into Amendment No. 2 to the Revolving Credit Facility to allow for certain changes in the Company’s legal structure and update certain exceptions to collateral requirements. See Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K in Note M to the Consolidated Financial Statements for the year ended December 31, 2025 for more information on the Revolving Credit Facility.

As of March 31, 2026, the Company was in compliance with all financial covenants. The Company may access the entire amount of commitments under the Revolving Credit Facility. There were no borrowings outstanding at March 31, 2026 and December 31, 2025, and no amounts were borrowed during the first quarters ended March 31, 2026 and March 31, 2025 under the Revolving Credit Facility.

Japanese Yen Revolving Credit Facility

At March 31, 2026, the Company and ANHBV had a $200 revolving credit facility available to be drawn in Japanese yen (the Japanese Yen Revolving Credit Facility). See Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K in Note M to the Consolidated Financial Statements for the year ended December 31, 2025 for more information on the Japanese Yen Revolving Credit Facility.

As of March 31, 2026, the Company was in compliance with all financial covenants. There were no borrowings outstanding at March 31, 2026 and December 31, 2025, and no amounts were borrowed during the first quarters ended March 31, 2026 and March 31, 2025 under the Japanese Yen Revolving Credit Facility.

On April 24, 2026, the Japanese Yen Revolving Credit Facility matured with no amounts outstanding at expiration.

K. Pension and Other Postretirement Benefits

The components of net periodic benefit cost were as follows:

	Pension benefits		Other postretirement benefits
First quarter ended March 31,	2026	2025	2026	2025
Service cost	$2	$2	$—	$—
Interest cost(1)	23	25	5	5
Expected return on plan assets(1)	(30)	(31)	—	—
Recognized net actuarial loss(1)	11	9	1	1
Amortization of prior service benefit(1)	—	—	(2)	(3)
Net periodic benefit cost	$6	$5	$4	$3
(1)
These amounts were reported in Other income, net on the accompanying Statement of Consolidated Operations (see Note O).

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

In the first quarter of 2026, management made such elections related to the Company’s U.S. plans and intends to do so for the remainder of 2026. As a result, Alcoa’s minimum required contribution to defined benefit pension plans in 2026 is estimated to be approximately $12, of which $3 was contributed to non-U.S. plans during the first quarter of 2026.

In the first quarter of 2025, $12 was contributed to non-U.S. plans.

L. Derivatives and Other Financial Instruments

Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (i) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (ii) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Derivatives

Alcoa Corporation is exposed to certain risks relating to its ongoing business operations, including the risks of changing commodity prices, foreign currency exchange rates, and interest rates. Alcoa Corporation’s commodity and derivative activities include aluminum, alumina, energy, foreign exchange, and interest rate contracts, which are held for purposes other than trading. They are used to mitigate uncertainty and volatility, and to cover underlying exposures. While Alcoa does not generally enter into derivative contracts to mitigate the risk associated with changes in aluminum or alumina prices, the Company may do so in isolated cases to address discrete commercial or operational conditions. Alcoa is not involved in trading activities for energy, weather derivatives, or other nonexchange commodities.

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

Alcoa Corporation’s aluminum, alumina, foreign exchange, natural gas, and electricity contracts are predominantly classified as Level 1 or Level 2 under the fair value hierarchy, and are predominantly designated as either fair value or cash flow hedging instruments. Alcoa Corporation also has several derivative instruments classified as Level 3 under the fair value hierarchy, which are either designated as cash flow hedges or undesignated.

The following tables present the detail for Level 1, 2, and 3 derivatives (see additional Level 3 information in further tables below):

	March 31, 2026		December 31, 2025
	Assets	Liabilities	Assets	Liabilities
Level 1 and 2 derivative instruments	$94	$233	$15	$246
Level 1 derivative instruments (undesignated)	30	2	48	1
Level 3 derivative instruments	40	1,248	20	1,354
Total	$164	$1,483	$83	$1,601
Less: Current	122	567	49	467
Noncurrent	$42	$916	$34	$1,134

	2026		2025
First quarter ended March 31,	Unrealized gain (loss) recognized in Other comprehensive income (loss)	Realized loss reclassified from Accumulated other comprehensive loss to earnings	Unrealized gain (loss) recognized in Other comprehensive income (loss)	Realized loss reclassified from Accumulated other comprehensive loss to earnings
Level 1 and 2 derivative instruments	$50	$(25)	$24	$(2)
Level 3 derivative instruments	(8)	(116)	(109)	(93)
Total	$42	$(141)	$(85)	$(95)

For the first quarter of 2026, the realized loss of $25 on Level 1 and 2 cash flow hedges was comprised of a $14 loss recognized in Sales and a $11 loss recognized in Cost of goods sold. For the first quarter of 2025, the realized loss of $2 on Level 1 and 2 cash flow hedges was recognized in Sales.

The following table presents the outstanding quantities of derivative instruments classified as Level 1 or Level 2:

	Classification	March 31, 2026	March 31, 2025
Aluminum (in kmt)	Commodity buy forwards	219	173
Aluminum (in kmt)	Commodity sell forwards	449	458
Alumina (in kmt)	Commodity sell forwards	97	—
Foreign currency (in millions of euro)	Foreign exchange buy forwards	265	163
Foreign currency (in millions of euro)	Foreign exchange sell forwards	5	11
Foreign currency (in millions of euro) (undesignated)	Foreign exchange buy forwards	616	852
Foreign currency (in millions of Norwegian krone)	Foreign exchange buy forwards	—	20
Foreign currency (in millions of Brazilian real)	Foreign exchange buy forwards	29	160
Foreign currency (in millions of Australian dollar)	Foreign exchange buy forwards	768	41
Foreign currency (in millions of Saudi riyal) (undesignated)	Foreign exchange swap	273	—
Natural gas (in millions of megawatt hours)	Commodity buy forwards	4	2
Electricity (in millions of megawatt hours)	Commodity buy forwards	5	—

Alcoa Corporation routinely uses Level 1 aluminum derivative instruments to manage exposures to changes in the fair value of firm commitments for the purchases or sales of aluminum. Additionally, Alcoa uses alumina derivative instruments to manage exposures to changes in the fair value of certain firm commitments for the purchases or sales of alumina (expires December 2026) and aluminum derivative instruments to manage LME exposures related to the San Ciprián smelter (expires December 2027). Alcoa used aluminum derivative instruments to manage LME exposures related to profitability improvement actions (expired December 2025).

Alcoa Corporation uses Level 1 foreign exchange forward and swap contracts to mitigate the risk of foreign exchange exposure related to euro power purchases in Norway (expires December 2028), euro expenses (primarily energy and labor) (expires December 2027), U.S. dollar alumina and aluminum sales in Brazil (expires October 2026), U.S. dollar alumina sales in Australia (expires December 2032), and Saudi riyal expenses (expires May 2026). Additionally, Alcoa used Level 1 foreign exchange forward contracts to mitigate the risk of foreign exchange exposure related to U.S. dollar aluminum sales in Norway (expired June 2025).

Alcoa Corporation uses Level 1 and 2 natural gas and electricity forward contracts to mitigate the risk of price fluctuations on associated purchases in Spain (expires December 2027).

Additional Level 3 Disclosures

The following table presents quantitative information related to the significant unobservable inputs described above for Level 3 derivative instruments (megawatt hours in MWh; megawatts in MW):

	March 31, 2026	Unobservable Input	Unobservable Input Range
Asset Derivatives
Financial contracts (undesignated)	$19	Interrelationship of forward energy price, LME forward price and the Consumer Price Index	Electricity (per MWh)	2026: $31.47 2026: $94.95 2026: $66.34
			LME (per mt)	2026: $3,521
				2026: $3,482 2026: $3,371
Financial contract (undesignated)	21	Interrelationship of forward energy price and the contract price, and the	Electricity (per MWh)	2026: $17.15 2028: $44.75
		estimated MW of renewable energy produced (per month)	Electricity	2026: 56 MW 2028: 84 MW
Power contract(1)	—	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2026: $3,521 2026: $3,504
			Electricity	Rate of 2 million MWh per year
Total Asset Derivatives	$40
Liability Derivatives
Power contract	$130	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2026: $3,521 2027: $3,034
			Electricity	Rate of 4 million MWh per year
Power contracts	1,116	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2026: $3,521 2029: $2,778 2036: $2,933
			Midwest premium (per pound)	2026: $1.1600 2029: $1.0600 2036: $1.0600
			Electricity	Rate of 18 million MWh per year
Power contract (undesignated)	2	Estimated spread between the 30-year debt yield of Alcoa and the counterparty	Credit spread	1.09%: 30-year debt yield spread 6.78%: Alcoa (estimated) 5.69%: counterparty
Total Liability Derivatives	$1,248
(1)
In the first quarter of 2026, the embedded derivative associated with the existing power contract expired and a new embedded derivative was recognized for the new power contract effective April 1, 2026 (entered into in October 2025).

The fair values of Level 3 derivative instruments recorded in the accompanying Consolidated Balance Sheet were as follows:

Asset Derivatives	March 31, 2026	December 31, 2025
Derivatives not designated as hedging instruments:
Current—financial contract	$35	$15
Noncurrent—financial contract	5	5
Total derivatives not designated as hedging instruments	$40	$20
Total Asset Derivatives	$40	$20
Liability Derivatives
Derivatives designated as hedging instruments:
Current—power contracts	$421	$353
Noncurrent—power contracts	825	1,001
Total derivatives designated as hedging instruments	$1,246	$1,354
Derivatives not designated as hedging instruments:
Current—embedded credit derivative	$1	$—
Noncurrent—embedded credit derivative	1	—
Total derivatives not designated as hedging instruments	$2	$—
Total Liability Derivatives	$1,248	$1,354

Assuming market rates remain constant with the rates at March 31, 2026, a realized loss of $421 related to power contracts is expected to be recognized in Sales over the next 12 months.

At March 31, 2026 and December 31, 2025, the embedded derivatives in power contracts designated as cash flow hedges of forward sales of aluminum hedge 949 kmt and 1,005 kmt of aluminum, respectively.

The following tables present a reconciliation of activity for Level 3 derivative instruments:

Assets
First quarter ended March 31, 2026	Financial contracts
January 1, 2026	$20
Total gains or losses included in:
Other income, net (unrealized/realized)	11
Settlements and other	9
March 31, 2026	$40
Change in unrealized gains or losses included in earnings for derivative instruments held at March 31, 2026:
Other income, net	$11

	Liabilities
First quarter ended March 31, 2026	Power contracts	Embedded credit derivative
January 1, 2026	$1,354	$—
Total gains or losses included in:
Sales (realized)	(116)	—
Other expenses, net (unrealized/realized)	—	2
Other comprehensive loss (unrealized)	8	—
March 31, 2026	$1,246	$2
Change in unrealized gains or losses included in earnings for derivative instruments held at March 31, 2026:
Other expenses, net	$—	$2

There were no purchases, sales, or settlements of Level 3 derivative instruments in the periods presented.

Other Financial Instruments

The carrying values and fair values of Alcoa Corporation’s other financial instruments were as follows:

	March 31, 2026		December 31, 2025
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$1,353	$1,353	$1,597	$1,597
Restricted cash	94	94	95	95
Noncurrent marketable securities	1,485	1,485	1,397	1,397
Short-term borrowings	109	109	9	9
Long-term debt due within one year	1	1	1	1
Long-term debt, less amount due within one year	2,441	2,515	2,438	2,545

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

Short-term borrowings and Long-term debt, including amount due within one year. The fair value of Long-term debt, less amount due within one year was based on quoted market prices for public debt and on interest rates that are currently available to Alcoa Corporation for issuance of debt with similar terms and maturities for non-public debt. The fair value amounts for all Short-term borrowings and Long-term debt were classified in Level 2 of the fair value hierarchy.

M. Income Taxes – Alcoa Corporation’s estimated annualized effective tax rate (AETR) for 2026 as of March 31, 2026 differs from the U.S. federal statutory rate of 21 percent primarily due to losses in foreign jurisdictions with higher statutory tax rates as well as income in certain jurisdictions with full valuation allowances resulting in no incremental tax expense.

	First quarter ended March 31,
	2026	2025
Income before income taxes	$499	$668
Estimated annualized effective tax rate	14.4%	19.3%
Income tax expense	$72	$129
Favorable tax impact related to losses in jurisdictions with no tax benefit	(3)	(11)
Discrete tax expense	13	2
Provision for income taxes	$82	$120

The Company benefits from certain income tax credits available under Section 45X of the Advanced Manufacturing Tax Credit, enacted as part of the U.S. Inflation Reduction Act of 2022 (IRA). On October 24, 2024, the U.S. Treasury finalized the Proposed Regulations under Section 45X with important modifications including the ability to include the cost of certain direct and indirect materials in the cost base of the credit. The Proposed Regulation on the definition of aluminum was not finalized; however, management believes that commercial grade aluminum continues to qualify for the Section 45X credit. The One Big Beautiful Bill Act (“OBBBA”), enacted on July 4, 2025, provides for a progressive phase-out of Section 45X credits beginning in 2031 and fully eliminates such credits beginning in 2034.

In the first quarters of 2026 and 2025, the Company recorded total benefits of $13 and $14, respectively, in Cost of goods sold related to its Massena West (New York) smelter and its Warrick smelter (Indiana). As of March 31, 2026, benefits (including accrued interest income) of $90 and $96 were included in Other receivables and Other noncurrent assets, respectively, on the Consolidated Balance Sheet. As of December 31, 2025, benefits (including accrued interest income) of $90 and $83 were included in Other receivables and Other noncurrent assets, respectively, on the Consolidated Balance Sheet.

In March 2026, the Company recorded a valuation allowance of $22 against certain net deferred tax assets of a wholly-owned subsidiary in Canada related to the outside basis difference in the Manicouagan Power Limited Partnership equity investment. Due to the amendment to the partnership agreement executed during the first quarter of 2026, management concluded that it was more likely than not that tax benefits associated with a capital loss upon a future disposition of the investment would not be realized.

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

Alcoa Corporation’s environmental remediation reserve balance reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. The following table details the changes in the carrying value of recorded environmental remediation reserves:

Balance at December 31, 2024	$220
Liabilities incurred	85
Cash payments	(25)
Reversals of previously recorded liabilities	(2)
Foreign currency translation and other	4
Balance at December 31, 2025	282
Liabilities incurred	4
Cash payments	(6)
Foreign currency translation and other	3
Balance at March 31, 2026	$283

At March 31, 2026 and December 31, 2025, the current portion of the remediation reserve balance was $80 and $76, respectively.

During the first quarter of 2026, the Company incurred liabilities of $4 for increases in estimated scope and costs associated with ongoing remediation work at various sites which was recorded in Cost of goods sold.

Payments related to remediation expenses applied against the reserve were $6 and $8 in the first quarters of 2026 and 2025, respectively. These amounts include mandated expenditures as well as those not required by any regulatory authority or third party.

The estimated timing of cash outflows from the environmental remediation reserve at March 31, 2026 was as follows:

2026 (excluding the three months ended March 31, 2026)	$76
2027 – 2031	134
Thereafter	73
Total	$283

Reserve balances at March 31, 2026 and December 31, 2025, associated with significant sites with active remediation underway or for future remediation were $208 and $202, respectively. In management’s judgment, the Company’s reserves are sufficient to satisfy the provisions of the respective action plans. Upon changes in facts or circumstances, a change to the reserve may be required. The Company’s significant sites include:

Huntly, Australia—The reserve associated with enforceable undertakings with the Department of Climate Change, Energy, the Environment and Water (DCCEEW) relates to mining activities for the period from 2019 to 2025 at the Huntly mine. Under the terms of the enforceable undertakings, Alcoa is required to provide $38 (A$55) for investments in environmental offsets to counterbalance impacts caused by mine development and the funding of various conservation programs. Associated cash outlays are expected in 2026.

Kwinana, Australia—The reserve associated with the 2025 closure of the Kwinana refinery is for subsurface remediation, investigation of potential site contamination, transportation of refinery waste, and ground water monitoring. Remediation work is expected in 2026. The final remediation plan is currently being developed, which may result in a change to the existing reserve.

Suriname—The reserve associated with the 2017 closure of the Suralco refinery and bauxite mine is for treatment and disposal of refinery waste and soil remediation. The work began in 2017 and is expected to be completed by the end of 2030.

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

Ferndale, Washington—The reserve associated with the 2023 closure of the Intalco aluminum smelter in Ferndale, Washington is for subsurface remediation and post-closure maintenance and monitoring. The final remediation plan is under review.

Other Sites—The Company is in the process of decommissioning various other plants and remediating sites in several countries for potential redevelopment or to return the land to a natural state. In aggregate, there are remediation projects at 28 other sites that are planned or underway. These activities will be completed at various times in the future over the next two to four years, after which ongoing monitoring and other activities may be required. At March 31, 2026 and December 31, 2025, the reserve balance associated with these activities was $75 and $80, respectively.

Tax

Brazil (AWAB)—In 2012, Alcoa World Alumina Brasil Ltda. (AWAB) requested monetization of value added tax credits of $136 (R$273) related to fixed assets and export sales associated with the Juruti bauxite mine and Alumar refinery expansion for tax years 2009 through 2011. In 2013, the Brazilian Federal Revenue Office (RFB) disallowed credits of $110 (R$220) asserting that certain credits should have been claimed by the Alumar consortium rather than AWAB and raising challenges related to apportionment methods, use of credits, and documentation. AWAB received $41 (R$82) of cash in 2013 related to the disallowed amounts, and the remainder related to disallowed amounts was offset against other federal taxes.

Separately, during 2022 through 2024, the RFB completed inspections of credits claimed for 2012 through 2014, allowing certain credits which were similar to those disallowed for 2009 through 2011. The decisions on the 2012 through 2014 credits provide support for management’s view that there is no basis for the disallowance of the credits for tax years 2009 through 2011. Additionally, in connection with these inspections, the RFB disallowed credits of $19 (R$92) related to the 2012 through 2014 tax years. AWAB continues to dispute the credits disallowed through an administrative process and may pursue judicial remedies if necessary.

The Company is unable to reasonably predict the outcome for these matters. The estimated range of reasonably possible loss is $0 to $59 (R$312).

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

O. Other Financial Information

Other Income, Net

	First quarter ended March 31,
	2026	2025
Equity loss	$15	$6
Foreign currency gains, net	(30)	(17)
Net (gain) loss from asset sales	(1)	3
Mark-to-market gain on noncurrent marketable securities	(88)	—
Net loss (gain) on mark-to-market derivative instruments	3	(7)
Non-service costs – pension and other postretirement benefits	8	6
Other, net	(33)	(17)
	$(126)	$(26)

In the first quarter of 2026, Other, net primarily related to an insurance settlement reached during the quarter for property damage incurred in 2024 and interest income on interest bearing accounts. Proceeds from the insurance settlement are expected to be received in the second quarter of 2026 and were included in Prepaid expenses and other current assets on the Consolidated Balance Sheet at March 31, 2026.

In the first quarter of 2025, Other, net primarily related to interest income on interest bearing accounts.

Other Noncurrent Assets

	March 31, 2026	December 31, 2025
Value added tax credits	$269	$251
Deferred mining costs, net	257	240
Prepaid gas transmission contract	243	234
Gas supply prepayment	204	207
Prepaid pension benefit	134	131
IRA Section 45X credit	96	83
Noncurrent restricted cash	70	70
Intangibles, net	34	34
Other	113	115
	$1,420	$1,365

Cash and Cash Equivalents and Restricted Cash

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$1,353	$1,597
Current restricted cash	24	25
Noncurrent restricted cash	70	70
	$1,447	$1,692

Restricted cash primarily relates to commitments included in the viability agreement reached with the workers’ representatives of the San Ciprián smelter in December 2021 and updated in February 2023. At March 31, 2026, the Company had restricted cash of $75 available for capital improvement commitments and smelter restart costs incurred (which is subject to review by the workers’ representatives prior to release) at the site.

Supplier Finance Programs

At March 31, 2026 and December 31, 2025, qualifying supplier invoices outstanding under supplier finance programs were $115 and $157, respectively, and have payment terms ranging from 50 to 110 days. These obligations are included in Accounts payable, trade on the accompanying Consolidated Balance Sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per-share amounts, average realized prices, and average cost amounts; metric tons in thousands (kmt); dry metric tons in millions (mdmt))

Business Update

During the first quarter of 2026, Alcoa continued to maintain operational performance across its operations while navigating disruptions related to the Middle East conflict (see below) and Cyclone Narelle, which impacted Western Australia at the end of the quarter. The Company remained focused on disciplined execution and its strategic priorities, maintaining continuity of operations and customer supply despite these challenges. In addition, the Company progressed the restart of the San Ciprián (Spain) smelter during the first quarter of 2026, and on April 7, 2026, safely completed the smelter restart.

The global economy has been impacted by the conflict in the Middle East, which has included curtailments of more than 2,500 kmt of annual smelting capacity and nearly 2,000 kmt of refining capacity in the region. Additionally, the disruption of transit through the Strait of Hormuz has restricted the inflow of raw materials and caused vessel constraints globally. In the first quarter of 2026, vessel constraints, along with vessel loading issues caused by Cyclone Narelle, delayed alumina shipments from the Australia refineries into April 2026. Subsequent to March 31, 2026, the Company continues to support its customers in managing the logistics for certain alumina shipments.

Average alumina prices decreased by 4 percent and average aluminum prices increased 12 percent in the first quarter of 2026 compared with the fourth quarter of 2025. In addition, the average Midwest premium increased 21 percent sequentially. Alumina prices continued to be impacted by refinery expansions primarily in China and Indonesia, while the aluminum price increase was driven by historically low inventory levels and supply disruptions, which included impacts related to the Middle East conflict. The conflict in the Middle East also caused increases in energy costs and freight costs; Alcoa has limited its exposure to volatility in spot energy through long-term natural gas and electricity contracts and financial hedges.

The Company continued to advance mine approvals for its next major mine regions (Myara North and Holyoake) and the rolling five-year mine plan (2023-2027) referred to the Western Australia Environmental Protection Authority (WA EPA) in 2023 by a third party. During the first quarter of 2026, Alcoa submitted to the WA EPA responses to all comments received during a 12-week public comment period for the Company’s mining activities in Australia. The Company is committed to continuing to work collaboratively with stakeholders to achieve Ministerial decisions by the end of 2026, and anticipates mining in new major mine regions will commence no earlier than 2029. Until then, the Company expects bauxite quality will remain similar to recent grades.

On April 14, 2026, the Company announced that its wholly-owned subsidiary, Alcoa Nederland Holding B.V. (ANHBV), issued a notice to redeem the remaining $219 aggregate principal amount of its outstanding 6.125% notes due in 2028 (the 2028 Notes). The notes will be redeemed on May 15, 2026 at a price equal to 100 percent of the principal amount, plus accrued and unpaid interest, using cash on hand.

See the below sections for additional details on the above-described actions.

Results of Operations

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the quarterly and year-to-date periods outlined in the table below.

Selected Financial Data:

	Quarter ended		Three months ended
	Sequential		Year-to-date
Statement of Operations	March 31, 2026	December 31, 2025	March 31, 2026	March 31, 2025
Sales	$3,193	$3,449	$3,193	$3,369
Cost of goods sold (exclusive of expenses below)	2,512	2,873	2,512	2,438
Selling, general administrative, and other expenses	83	68	83	71
Research and development expenses	10	(11)	10	12
Provision for depreciation, depletion, and amortization	162	162	162	148
Impairment of goodwill	—	144	—	—
Restructuring and other charges, net	18	14	18	5
Interest expense	35	16	35	53
Other (income) expenses, net	(126)	115	(126)	(26)
Total costs and expenses	2,694	3,381	2,694	2,701
Income before income taxes	499	68	499	668
Provision for (benefit from) income taxes	82	(134)	82	120
Net income	417	202	417	548
Less: Net loss attributable to noncontrolling interest	(8)	(11)	(8)	—
Net income attributable to Alcoa Corporation	$425	$213	$425	$548

	Quarter ended		Three months ended
Selected Financial Metrics	March 31, 2026	December 31, 2025	March 31, 2026	March 31, 2025
Diluted income per share attributable to Alcoa Corporation common shareholders	$1.60	$0.80	$1.60	$2.07
Third-party shipments of alumina (kmt)	1,611	2,324	1,611	2,105
Third-party shipments of aluminum (kmt)	613	667	613	609
Average realized price per metric ton of alumina	$324	$341	$324	$575
Average realized price per metric ton of aluminum	$4,209	$3,749	$4,209	$3,213
Average Alumina Price Index (API)(1)	$309	$323	$309	$612
Average London Metal Exchange (LME) 15-day lag(2)	$3,120	$2,790	$3,120	$2,607

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

Overview

Sequential period comparison

Net income attributable to Alcoa Corporation increased $212 primarily a result of:

•
Higher aluminum prices
•
Favorable mark-to-market results on the Saudi Arabian Mining Company (Ma’aden) shares
•
Absence of impairment of goodwill associated with a 1994 acquisition in the Alumina segment
•
Net favorable currency impacts

Partially offset by:

•
Higher taxes and absence of reversal of valuation allowances on related deferred tax assets
•
Absence of carbon dioxide compensation in Spain and Norway
•
Lower seasonal shipments of aluminum and alumina
•
Lower volumes and price from bauxite offtake and supply agreements

Year-to-date comparison

Net income attributable to Alcoa Corporation decreased $123 primarily a result of:

•
Lower alumina prices
•
Tariffs on U.S. imports of aluminum from Canada
•
Higher costs associated with the restart of the San Ciprián smelter
•
Net unfavorable currency impacts
•
Lower volumes and price from bauxite offtake and supply agreements

Partially offset by:

•
Higher aluminum prices
•
Favorable mark-to-market results on the Ma’aden shares

Sales

Sequential period comparison

Sales decreased $256 primarily as a result of:

•
Lower shipments of alumina and aluminum primarily related to seasonally lower first quarter shipments
•
Lower volumes and price from bauxite offtake and supply agreements
•
Lower average realized price of alumina
•
Unfavorable currency impacts
•
Unfavorable impacts from certain energy contracts linked to metal pricing

Partially offset by:

•
Higher average realized price of aluminum

Year-to-date comparison

Sales decreased $176 primarily as a result of:

•
Lower average realized price of alumina
•
Lower shipments of alumina primarily related to externally sourced alumina to satisfy certain customer commitments
•
Lower volumes and price from bauxite offtake and supply agreements

Partially offset by:

•
Higher average realized price of aluminum
•
Higher shipments of aluminum
•
Higher pricing at the Brazil hydro-electric facilities

Cost of goods sold

Sequential period comparison

Cost of goods sold as a percentage of sales decreased 5 percent primarily as a result of:

•
Higher aluminum prices
•
Absence of a charge to increase environmental reserves related to investments in environmental offsets at the Huntly (Australia) mine

Partially offset by:

•
Lower seasonal shipments of aluminum and alumina
•
Absence of recognition of carbon dioxide compensation in Spain
•
Unfavorable currency impacts
•
Lower volumes and price from bauxite offtake and supply agreements

Year-to-date comparison

Cost of goods sold as a percentage of sales increased 6 percent primarily as a result of:

•
Lower alumina prices
•
Tariffs on U.S. imports of aluminum from Canada
•
Higher costs associated with the restart of the San Ciprián smelter
•
Unfavorable currency impacts
•
Lower volumes and price from bauxite offtake and supply agreements

Partially offset by:

•
Higher aluminum prices
•
Higher pricing at the Brazil hydro-electric facilities
•
Lower energy costs in the Aluminum segment

Selling, general administrative, and other expenses

Sequential period comparison

Selling, general administrative, and other expenses increased $15 primarily as a result of higher labor costs, partially offset by decreased fees for professional services.

Year-to-date comparison

Selling, general administrative, and other expenses increased $12 primarily as a result of unfavorable currency impacts and higher labor costs.

Provision for depreciation, depletion, and amortization

The Provision for depreciation, depletion, and amortization did not fluctuate in comparison to the fourth quarter of 2025 and increased $14 in comparison to the first quarter of 2025, primarily as a result of:

•
Unfavorable currency impacts
•
Higher depreciation in Australia for asset retirement obligations
•
Higher amortization for Australian mine development costs
•
Write off of assets for projects no longer being pursued

Partially offset by:

•
Lower depreciation expense related to the Kwinana (Australia) refinery closure

Interest expense

Sequential period comparison

Interest expense increased $19 primarily as a result of:

•
Absence of correction to capitalized interest recognized in the fourth quarter of 2025

Year-to-date comparison

Interest expense decreased $18 primarily as a result of:

•
Absence of interest and debt settlement expenses for $609 of 5.500% Senior Notes due 2027 (the 2027 Notes) and $281 of 2028 Notes extinguished in March 2025

Partially offset by:

•
Interest on $500 6.125% Senior Notes due 2030 (the 2030 Notes) and $500 6.375% Senior Notes due 2032 (the 2032 Notes) issued in March 2025

Other (income) expenses, net

Sequential period comparison

Other (income) expenses, net was ($126) in the first quarter of 2026 compared with $115 in the fourth quarter of 2025. The favorable change of $241 was primarily a result of:

•
Favorable mark-to-market results on the Ma’aden shares
•
Favorable currency revaluation impacts primarily due to gains in the current quarter from the U.S. dollar weakening against the Brazilian real and the absence of losses recognized in the fourth quarter of 2025 when the U.S. dollar strengthened against the Brazilian real
•
Settlement of insurance claim related to property damage incurred in 2024
•
Favorable mark-to-market results on derivative instruments primarily due to favorable power price changes under a firming contract, partially offset by changes in the euro foreign exchange rate

Year-to-date comparison

Other (income) expenses, net was ($126) in the first quarter of 2026 compared with ($26) in the first quarter of 2025. The favorable change of $100 was primarily a result of:

•
Favorable mark-to-market results on Ma’aden shares subsequent to July 1, 2025
•
Settlement of insurance claim related to property damage incurred in 2024
•
Favorable currency revaluation impacts primarily due to gains in the current year from the U.S. dollar weakening against the Brazilian real, partially offset by absence of gains recognized in the prior year when the U.S. dollar weakened against the Brazilian real

Partially offset by:

•
Unfavorable mark-to-market results on derivative instruments primarily due to changes in the euro foreign exchange rate and lower power prices in the current year, partially offset by favorable power price changes under a firming contract executed in June 2025

Restructuring and other charges, net

Sequential period comparison

In the first quarter of 2026, Restructuring and other charges, net of $18 primarily related to:

•
$18 for take-or-pay power contract costs at previously closed sites

In the fourth quarter of 2025, Restructuring and other charges, net of $14 primarily related to:

•
$13 for take-or-pay power contract costs at previously closed sites

Year-to-date comparison

In the first quarter of 2026, Restructuring and other charges, net of $18 primarily related to:

•
$18 for take-or-pay power contract costs at previously closed sites

In the first quarter of 2025, Restructuring and other charges, net of $5 primarily related to:

•
$3 for certain employee obligations related to the February 2023 updated viability agreement for the San Ciprián aluminum smelter
•
$2 for take-or-pay power contract costs at a previously closed site

Provision for (benefit from) income taxes

Sequential period comparison

The Provision for income taxes in the first quarter of 2026 was $82 on income before taxes of $499 or 16.4 percent. In comparison, the fourth quarter of 2025 Benefit from income taxes was ($134) on income before taxes of $68 or (197.1 percent).

The increase in tax expense of $216 is primarily due to the absence of a net discrete benefit of $127 related to net benefits recorded at Alcoa World Alumina Brasil Ltda. and ANHBV in the fourth quarter of 2025, primarily for the reversal of valuation allowances on related deferred tax assets. Additionally, tax expense increased as a result of the impact of the annualized effective tax rate when applied to current period earnings, higher income in jurisdictions where taxes are paid, and a valuation allowance of $22 recorded against certain deferred tax assets of a wholly-owned subsidiary in Canada during the first quarter of 2026.

Year-to-date comparison

The Provision for income taxes in the first quarter of 2026 was $82 on income before taxes of $499 or 16.4 percent. In comparison, the first quarter of 2025 Provision for income taxes was $120 on income before taxes of $668 or 18.0 percent.

The decrease in tax expense of $38 is primarily attributable to an overall reduction in income in jurisdictions where taxes are paid, partially offset by a valuation allowance of $22 recorded against certain deferred tax assets of a wholly-owned subsidiary in Canada during the first quarter of 2026.

Noncontrolling interest

On March 31, 2025, Alcoa and Trento Equity Holdings, S.L.U. (Trento EQT) entered into a joint venture agreement with respect to the San Ciprián operations. Alcoa holds a 75% ownership interest and continues as managing operator, while Trento EQT holds the remaining 25% interest. Alcoa began recognizing earnings attributable to Trento EQT’s ownership interest within Noncontrolling interest in the second quarter of 2025.

Net loss attributable to noncontrolling interest decreased $3 in comparison to the fourth quarter of 2025 and increased $8 in comparison to the first quarter of 2025. The sequential decrease is primarily a result of higher average realized price of aluminum and favorable currency revaluation impacts. The year-to-date increase is a result of the losses incurred at the San Ciprián smelter and refinery in 2026.

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

Alumina

Business Update. The average API of $309 per metric ton decreased 4 percent compared to the prior quarter. Compared to the first quarter of 2025, the average API decreased 50 percent year-over-year.

In the first quarter of 2026, vessel constraints related to the Middle East conflict, along with vessel loading issues caused by Cyclone Narelle, delayed alumina shipments from the Australia refineries into April 2026. Subsequent to March 31, 2026, the Company continues to support its customers in managing the logistics for certain alumina shipments.

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

	Quarter ended		Three months ended
	March 31, 2026	December 31, 2025	March 31, 2026	March 31, 2025
Bauxite production (mdmt)	9.1	9.4	9.1	9.5
Third-party bauxite shipments (mdmt)	2.1	2.4	2.1	3.0
Alumina production (kmt)	2,355	2,481	2,355	2,355
Third-party alumina shipments (kmt)	1,611	2,324	1,611	2,105
Intersegment alumina shipments (kmt)	1,186	1,177	1,186	1,093
Produced alumina shipments (kmt)	2,206	2,514	2,206	2,316

Third-party bauxite sales	$124	$173	$124	$243
Third-party alumina sales	533	806	533	1,220
Total segment third-party sales	$657	$979	$657	$1,463
Intersegment alumina sales	445	457	445	712
Total sales	$1,102	$1,436	$1,102	$2,175
Adjusted operating costs	737	789	737	723
Other segment items	405	635	405	788
Segment Adjusted EBITDA	$(40)	$12	$(40)	$664

Average realized third-party price per metric ton of alumina	$324	$341	$324	$575
Adjusted operating cost per metric ton of produced alumina shipped	$334	$314	$334	$312

Production

Sequential period comparison

Alumina production decreased 5 percent primarily as a result of:

•
Reduced production at the Australia refineries due to the beginning of seasonal maintenance cycles

Year-to-date comparison

Alumina production was consistent with the first quarter of 2025.

Third-party sales

Sequential period comparison

Third-party sales decreased $322 primarily as a result of:

•
Lower shipments of alumina primarily due to lower sales of externally sourced alumina to satisfy certain customer commitments, seasonally lower first quarter shipments, and shipment delays in Australia primarily related to the Middle East conflict and Cyclone Narelle
•
Lower volumes and price from bauxite offtake and supply agreements
•
Lower average realized price of $17 per metric ton principally driven by a lower average API
•
Unfavorable currency impacts

Year-to-date comparison

Third-party sales decreased $806 primarily as a result of:

•
Lower average realized price of $251 per metric ton principally driven by a lower average API
•
Lower shipments of alumina primarily due lower sales of externally sourced alumina to satisfy certain customer commitments and shipment delays in Australia primarily related to the Middle East conflict and Cyclone Narelle
•
Lower volumes and price from bauxite offtake and supply agreements

Intersegment alumina sales

Sequential period comparison

Intersegment alumina sales decreased $12 primarily as a result of:

•
Lower average API on sales to the Aluminum segment

Partially offset by:

•
Higher alumina shipments primarily due to the San Ciprián smelter restart

Year-to-date comparison

Intersegment alumina sales decreased $267 primarily as a result of:

•
Lower average API on sales to the Aluminum segment

Partially offset by:

•
Higher alumina shipments primarily due to the San Ciprián smelter restart

Segment Adjusted EBITDA

Sequential period comparison

Segment Adjusted EBITDA decreased $52 primarily as a result of:

•
Lower average realized price
•
Lower volumes and price from bauxite offtake and supply agreements
•
Unfavorable currency impacts
•
Lower seasonal shipments of alumina

Partially offset by:

•
Absence of a charge to increase environmental reserves related to investments in environmental offsets at the Huntly mine

Year-to-date comparison

Segment Adjusted EBITDA decreased $704 primarily as a result of:

•
Lower average realized price
•
Lower volumes and price from bauxite offtake and supply agreements
•
Unfavorable currency impacts

Forward Look. For the second quarter of 2026 in comparison to the first quarter of 2026, the Alumina segment expects lower price from bauxite offtake and supply agreements and higher energy costs, primarily related to increased diesel prices associated with the Middle East conflict.

Alcoa expects 2026 total Alumina segment production and shipments to remain unchanged from its prior projection, ranging between 9.7 to 9.9 million metric tons, and between 11.8 and 12.0 million metric tons, respectively. The difference between production and shipments reflects trading volumes and externally sourced alumina to fulfill customer contracts.

Aluminum

Business Update. Aluminum prices increased sequentially with LME prices on a 15-day lag averaging $3,120 per metric ton in the first quarter of 2026. Additionally, the average Midwest premium increased 21 percent sequentially.

In the first quarter of 2026, the Aluminum segment proactively repositioned inventory within North America to provide casthouse flexibility for additional value add product production.

San Ciprián Smelter

The restart of the San Ciprián smelter was completed on April 7, 2026. At March 31, 2026, in connection with the viability agreement reached with the workers’ representatives of the San Ciprián smelter in December 2021 and subsequently updated in February 2023, the Company had restricted cash of $75 available for capital improvement commitments and restart costs incurred (which is subject to review by the workers’ representatives prior to release) at the site.

In the table below, total aluminum third-party shipments include metric tons that were not produced by the Aluminum segment. Such aluminum was purchased by this segment to satisfy certain customer commitments. The Aluminum segment bears the risk of loss of the purchased aluminum until control of the product has been transferred to this segment’s customers. Additionally, Total shipments in 2025 include offtake from a joint venture supply agreement with Ma’aden prior to its termination in the first quarter of 2025. The contract was terminated in accordance with Alcoa’s sale of its 25.1% ownership in the Saudi Arabia joint venture to Ma’aden, which was completed on July 1, 2025.

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

Adjusted operating costs include all production related costs for aluminum produced and shipped: raw materials consumed; conversion costs, such as labor, materials, and utilities; and plant administrative expenses. Other segment items include costs associated with trading activity and energy assets; other direct and non-production related charges, including tariff costs; Selling, general administrative, and other expenses; and Research and development expenses.

	Quarter ended		Three months ended
	March 31, 2026	December 31, 2025	March 31, 2026	March 31, 2025
Aluminum production (kmt)	607	604	607	564
Total aluminum shipments (kmt)	613	667	613	609
Produced aluminum shipments (kmt)	580	625	580	567

Third-party aluminum sales	$2,582	$2,499	$2,582	$1,955
Other(1)	(46)	(37)	(46)	(54)
Total segment third-party sales	$2,536	$2,462	$2,536	$1,901
Intersegment sales	5	6	5	4
Total sales	$2,541	$2,468	$2,541	$1,905
Adjusted operating costs	1,430	1,549	1,430	1,574
Other segment items	417	399	417	197
Segment Adjusted EBITDA	$694	$520	$694	$134

Average realized third-party price per metric ton of aluminum	$4,209	$3,749	$4,209	$3,213
Adjusted operating cost per metric ton of produced aluminum shipped	$2,468	$2,478	$2,468	$2,775

(1)
Other includes third-party sales of energy, as well as realized gains and losses related to embedded derivative instruments designated as cash flow hedges of forward sales of aluminum.

Production

Sequential period comparison

Production was consistent with the fourth quarter of 2025 primarily as a result of:

•
San Ciprián smelter restart

Partially offset by:

•
Two fewer days in the period

Year-to-date comparison

Production increased 8 percent primarily as a result of:

•
San Ciprián smelter restart

Third-party sales

Sequential period comparison

Third-party sales increased $74 primarily as a result of:

•
Higher average realized price of $460 per metric ton driven by a higher average LME (on a 15-day lag) and higher regional premiums, particularly the Midwest premium (United States and Canada) which rose by an average of 21 percent

Partially offset by:

•
Lower shipments primarily due to seasonally lower first quarter shipments, proactive inventory repositioning within North America, and decreased trading activities, partially offset by the San Ciprián smelter restart
•
Impacts from certain energy contracts linked to metal pricing

Year-to-date comparison

Third-party sales increased $635 primarily as a result of:

•
Higher average realized price of $996 per metric ton driven by higher regional premiums, particularly the Midwest premium (United States and Canada) which rose by an average of 215 percent, and a higher average LME (on a 15-day lag)
•
Higher shipments primarily due to the San Ciprián smelter restart, partially offset by proactive inventory repositioning within North America and decreased trading activities
•
Higher pricing at the Brazil hydro-electric facilities

Partially offset by:

•
Impacts from certain energy contracts linked to metal pricing

Segment Adjusted EBITDA

Sequential period comparison

Segment Adjusted EBITDA increased $174 primarily as a result of:

•
Higher average realized price
•
Favorable raw material costs primarily on lower average alumina input costs

Partially offset by:

•
Absence of recognition of carbon dioxide compensation in Spain and Norway
•
Lower seasonal shipments
•
Higher costs associated with the restart of the San Ciprián smelter

Year-to-date comparison

Segment Adjusted EBITDA increased $560 primarily as a result of:

•
Higher average realized price
•
Favorable raw material costs primarily on lower average alumina input costs
•
Higher pricing at the Brazil hydro-electric facilities
•
Lower energy costs primarily in Europe

Partially offset by:

•
Tariffs on U.S. imports of aluminum from Canada, which were subject to a 25 percent tariff beginning March 12, 2025 until increasing to 50 percent on June 4, 2025 under Section 232 of the Trade Expansion Act of 1962
•
Higher costs associated with the restart of the San Ciprián smelter
•
Unfavorable currency impacts

The following table provides consolidated capacity and curtailed capacity (each in kmt) for each smelter owned by Alcoa Corporation:

		March 31, 2026		December 31, 2025		March 31, 2025
Facility	Country	Capacity(1)	Curtailed	Capacity(1)	Curtailed	Capacity(1)	Curtailed
Portland(2)	Australia	197	24	197	28	197	33
São Luís (Alumar)(3)	Brazil	268	25	268	25	268	27
Baie-Comeau	Canada	324	—	324	—	324	—
Bécancour	Canada	350	—	350	—	350	—
Deschambault	Canada	287	—	287	—	287	—
Fjarðaál	Iceland	351	—	351	—	351	—
Lista(4)	Norway	95	5	95	8	95	31
Mosjøen	Norway	200	—	200	—	200	—
San Ciprián(5)	Spain	228	4	228	81	228	214
Massena West	U.S.	130	—	130	—	130	—
Warrick	U.S.	215	54	215	54	215	54
		2,645	112	2,645	196	2,645	359

(1)
These figures represent Alcoa Corporation’s share of the facility Nameplate Capacity based on its ownership interest in the respective smelter.
(2)
In the first quarter of 2026, the Company began the restart of 15 kmt of previously curtailed capacity at the Portland smelter in Australia.
(3)
In 2021, the Company announced the restart of its 268 kmt share of capacity at the Alumar smelter in São Luís, Brazil. Production began in the second quarter of 2022. Curtailed capacity decreased from March 31, 2025 as a result of the restart process.
(4)
In the second quarter of 2025, the Company began the restart of one potline (31 kmt) at the Lista smelter in Norway that was curtailed in August 2022.
(5)
In the third quarter of 2025, the Company resumed the restart at the San Ciprián smelter in Spain that was paused in April 2025 following a widespread power outage across Spain. The restart was completed on April 7, 2026.

Forward Look. For the second quarter of 2026 in comparison to the first quarter of 2026, the Aluminum segment expects to benefit from inventory repositioning actions taken in the first quarter of 2026, higher shipments and value add product sales, and lower production costs due to the completion of the San Ciprián smelter restart, partially offset by lower third-party energy sales and increased tariff costs on higher U.S. imports of aluminum from Canada. At recent Midwest premium pricing, tariff costs are fully covered by the Midwest premium revenue.

Alcoa expects 2026 total Aluminum segment production and shipments to remain unchanged from its prior projection, ranging between 2.4 and 2.6 million metric tons, and between 2.6 and 2.8 million metric tons, respectively.

Reconciliations of Certain Segment Information

Reconciliation of Total Segment Third-Party Sales to Consolidated Sales

	Quarter ended		Three months ended
	March 31, 2026	December 31, 2025	March 31, 2026	March 31, 2025
Alumina	$657	$979	$657	$1,463
Aluminum	2,536	2,462	2,536	1,901
Total segment third-party sales	$3,193	$3,441	$3,193	$3,364
Other	—	8	—	5
Consolidated sales	$3,193	$3,449	$3,193	$3,369

Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net Income Attributable to Alcoa Corporation

	Quarter ended		Three months ended
	March 31, 2026	December 31, 2025	March 31, 2026	March 31, 2025
Total Segment Adjusted EBITDA	$654	$532	$654	$798
Unallocated amounts:
Transformation(1)	(27)	(27)	(27)	(12)
Intersegment eliminations	7	53	7	103
Corporate expenses(2)	(39)	(26)	(39)	(37)
Provision for depreciation, depletion, and amortization	(162)	(162)	(162)	(148)
Impairment of goodwill	—	(144)	—	—
Restructuring and other charges, net	(18)	(14)	(18)	(5)
Interest expense	(35)	(16)	(35)	(53)
Other income (expenses), net	126	(115)	126	26
Other(3)	(7)	(13)	(7)	(4)
Consolidated income before income taxes	499	68	499	668
(Provision for) benefit from income taxes	(82)	134	(82)	(120)
Net loss attributable to noncontrolling interest	8	11	8	—
Consolidated net income attributable to Alcoa Corporation	$425	$213	$425	$548

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

Environmental Matters

See Part I Item 1 of this Form 10-Q in Note N to the Consolidated Financial Statements under caption Environmental Matters.

Liquidity and Capital Resources

Management believes that the Company’s cash on hand, projected cash flows, and liquidity options, combined with its strategic actions, will be adequate to fund its short-term (at least 12 months) and long-term operating and investing needs. Further, the Company has flexibility related to its use of cash; ANHBV issued notice to redeem the remaining $219 of outstanding 2028 Notes in May 2026 and the Company has no other significant debt maturities until 2029. Additionally, the Company has no significant cash contribution requirements related to its pension plan obligations.

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

Cash from Operations

Cash used for operations was $179 in the three-month period of 2026 compared with cash provided from operations of $75 in the same period in 2025. Notable changes included:

•
$118 unfavorable change in net income, excluding the impacts from restructuring charges, primarily due to lower alumina pricing, tariffs on U.S. imports of aluminum from Canada, and higher production costs primarily within the Aluminum segment, partially offset by higher aluminum pricing; and,
•
$49 unfavorable change in certain working capital accounts, primarily an increase in inventories in the three-month period of 2026 due to higher volumes mainly in the Alumina segment from delayed shipments and an increase in receivables in the three-month period of 2026 on higher pricing for aluminum, partially offset by a decrease in accounts payable in the three-month period of 2025 due to lower alumina trading.

The Company utilizes a Receivables Purchase Agreement facility to sell up to $175 of certain receivables through a wholly-owned special purpose entity (SPE) to a financial institution on a revolving basis. Alcoa Corporation guarantees the performance obligations of the Company subsidiaries, and unsold customer receivables are pledged as collateral to secure the sold receivables. At March 31, 2026, the SPE held unsold customer receivables of $616 pledged as collateral against the sold receivables.

The Company continues to service the customer receivables and as customer payments are collected by the Company, the SPE transfers additional receivables to the financial institution rather than remitting cash.

In the three-month period of 2026, the Company sold gross customer receivables of $211 and reinvested collections of $211 from previously sold receivables. In the three-month period of 2025, the Company sold gross customer receivables of $199 and reinvested collections of $199 from previously sold receivables. There were no cash remittances to or from the financial institution in either period.

Cash collections from previously sold receivables yet to be reinvested of $42 were included in Accounts payable, trade on the Consolidated Balance Sheet as of March 31, 2026. Cash received from sold receivables under the agreement are presented within operating activities in the Statement of Consolidated Cash Flows. See Part I Item 1 of this Form 10-Q in Note H to the Consolidated Financial Statements.

Financing Activities

Cash provided from financing activities was $60 in the three-month period of 2026 compared with $77 in the same period in 2025.

The source of cash in the three-month period of 2026 was primarily $100 of net short-term borrowings (see below), partially offset by $27 of dividends paid on stock.

The source of cash in the three-month period of 2025 was primarily $985 net proceeds from the issuance of the 2030 Notes and 2032 Notes and $27 of contributions from Trento EQT (see Noncontrolling interest above), partially offset by $890 to settle tender offers on the 2027 Notes and 2028 Notes and $26 of dividends paid on common stock.

Short-term Borrowings

The Company periodically enters into inventory repurchase agreements whereby the Company sells aluminum to a third party and agrees to subsequently repurchase substantially similar inventory. Upon shipment of inventory, the Company does not record the sale and reflects cash received in Short-term borrowings within Other current liabilities on the Consolidated Balance Sheet. The cash received and subsequently paid under these agreements is included in Cash provided from financing activities on the Statement of Consolidated Cash Flows.

During the three-month period of 2026, the Company recorded borrowings of $104 and repurchased $4 of inventory related to these agreements. During the three-month period of 2025, the Company recorded borrowings of $44 and repurchased $49 of inventory related to these agreements.

The net borrowings from inventory repurchase agreements was $109 as of March 31, 2026.

144A Debt

On April 14, 2026, the Company announced that its wholly-owned subsidiary ANHBV, issued a notice to redeem the remaining $219 aggregate principal amount of its outstanding 2028 Notes. The notes will be redeemed on May 15, 2026 at a price equal to 100 percent of the principal amount, plus accrued and unpaid interest, using cash on hand.

Credit Facilities

Revolving Credit Facility

The Company and ANHBV, a wholly-owned subsidiary of Alcoa Corporation and the borrower, have a $1,250 revolving credit and letter of credit facility in place for working capital and/or other general corporate purposes (the Revolving Credit Facility). The Revolving Credit Facility, established in September 2016, most recently amended and restated in June 2022 and amended in August 2025, is scheduled to mature in June 2027. Subject to the terms and conditions under the Revolving Credit Facility, the Company or ANHBV may borrow funds or issue letters of credit. Under the terms of the January 2024 amendment (Amendment No. 1), the Company agreed to provide collateral for its obligations under the Revolving Credit Facility. In August 2025, Alcoa Corporation, ANHBV, and certain subsidiaries of the Company entered into Amendment No. 2 to the Revolving Credit Facility to allow for certain changes in the Company’s legal structure and update certain exceptions to collateral requirements. See Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K in Note M to the Consolidated Financial Statements for the year ended December 31, 2025 for more information on the Revolving Credit Facility.

As of March 31, 2026, the Company was in compliance with all financial covenants. The Company may access the entire amount of commitments under the Revolving Credit Facility. There were no borrowings outstanding at March 31, 2026, and no amounts were borrowed during the three-month periods of 2026 and 2025 under the Revolving Credit Facility.

Japanese Yen Revolving Credit Facility

At March 31, 2026, the Company and ANHBV had a $200 revolving credit facility available to be drawn in Japanese yen (the Japanese Yen Revolving Credit Facility). See Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K in Note M to the Consolidated Financial Statements for the year ended December 31, 2025 for more information on the Japanese Yen Revolving Credit Facility.

As of March 31, 2026, the Company was in compliance with all financial covenants. There were no borrowings outstanding at March 31, 2026, and no amounts were borrowed during the three-month periods of 2026 and 2025 under the Japanese Yen Revolving Credit Facility.

On April 24, 2026, the Japanese Yen Revolving Credit Facility matured with no amounts outstanding at expiration.

Dividend

On February 26, 2026, the Board of Directors declared a quarterly cash dividend of $0.10 per share of the Company’s common stock to stockholders of record as of the close of business on March 10, 2026. In March 2026, the Company paid cash dividends of $27.

Ratings

Alcoa Corporation’s cost of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short- and long-term debt ratings that the major credit rating agencies assign to Alcoa Corporation’s debt. Each agency’s rating is on a consolidated basis; therefore, the rating assessment applies to Alcoa Corporation, ANHBV, and Alumina Pty Ltd.

On March 11, 2026, Fitch Ratings affirmed Alcoa’s long-term debt rating as BB+ and revised the outlook from stable to positive.

On March 3, 2026, Standard and Poor’s Global Ratings upgraded the rating of Alcoa’s long-term debt to BB+ from BB and revised the outlook from positive to stable.

February 6, 2026, Moody’s Investor Service affirmed the rating of Alcoa’s long-term debt as Ba1 and affirmed the outlook as stable.

Ratings are not a recommendation to buy or hold any of Alcoa’s securities and they may be revised or revoked at any time at the sole discretion of the rating organization.

Investing Activities

Cash used for investing activities was $129 in the three-month period of 2026 compared with $108 for the same period in 2025.

In the three-month period of 2026, the use of cash was primarily attributable to $119 related to capital expenditures and $15 of cash contributions to the ELYSIS® partnership.

In the three-month period of 2025, the use of cash was primarily attributable to $93 related to capital expenditures and $15 of cash contributions to the ELYSIS partnership.

Recently Adopted and Recently Issued Accounting Guidance

See Part I Item 1 of this Form 10-Q in Note B to the Consolidated Financial Statements.

Dissemination of Company Information

Alcoa Corporation intends to make future announcements regarding company developments and financial performance through its website, https://www.alcoa.com, as well as through press releases, filings with the U.S. Securities and Exchange Commission, conference calls, media broadcasts, and webcasts. The Company does not incorporate the information contained on, or accessible through, its corporate website into this quarterly report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See Part II Item 7A Quantitative and Qualitative Disclosures About Market Risk of Alcoa Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025. Our exposure to market risk has not changed materially since December 31, 2025. See Part I Item 1 of this Form 10-Q in Note L to the Consolidated Financial Statements under caption Derivatives for additional information.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Alcoa Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the U.S. Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, and they have concluded that these controls and procedures were effective as of March 31, 2026.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

U.S. Securities and Exchange Commission regulations require disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that Alcoa Corporation reasonably believes will exceed a specified threshold. Pursuant to these regulations, the Company uses a threshold of $1 for purposes of determining whether disclosure of any such proceedings is required.

A discussion of our material pending lawsuits and claims can be found in Part I Item 3 Legal Proceedings of Alcoa Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. See Part I Item 1 of this Form 10-Q in Note N to the Consolidated Financial Statements for additional information regarding legal proceedings.

Item 1A. Risk Factors.

We face a number of risks that could materially and adversely affect our business, results of operations, cash flow, liquidity, or financial condition. A full discussion of our risk factors can be found in Part I Item 1A. Risk Factors of Alcoa Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(dollars in millions, except per-share amounts)

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

Item 5. Other Information.

Trading Arrangements

None of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended March 31, 2026.

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) (filed herewith)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) (filed herewith)

32.1	Certification of Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (furnished herewith)

32.2	Certification of Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (furnished herewith)

95.1	Mine Safety Disclosure (filed herewith)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alcoa Corporation

April 30, 2026	/s/ Molly S. Beerman
Date	Molly S. Beerman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

April 30, 2026	/s/ Renee R. Henry
Date	Renee R. Henry
Senior Vice President and Controller
(Principal Accounting Officer)