Form 10-Q
period 2026-06-30
Alcoa Corp
filed 2026-07-30
CIK 1675149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

As of July 27, 2026, 263,909,445 shares of the registrant’s Common Stock, par value $0.01 per share, were outstanding.

Cautionary Statement on Forward-Looking Statements

This report contains statements that relate to future events and expectations and as such constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “aims,” “ambition,” “anticipates,” “believes,” “could,” “develop,” “endeavors,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “outlook,” “potential,” “plans,” “projects,” “reach,” “seeks,” “sees,” “should,” “strive,” “targets,” “will,” “working,” “would,” or other words of similar meaning. All statements by Alcoa Corporation that reflect expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, statements regarding Alcoa Corporation’s proposed transaction to acquire South32 Limited’s equity interests in its bauxite, alumina, and aluminum assets (the proposed transaction and equity interests referred to as the Transaction and AliGroup, respectively); the ability of the parties to complete the Transaction on the expected timeline or at all considering the closing conditions; the expected benefits of the Transaction, including the anticipated synergies and earnings per share and free cash flow accretion; the competitive ability and position following completion of the Transaction; the ability to complete any proposed debt financing in connection with the Transaction; forecasts concerning global demand growth for bauxite, alumina, and aluminum, and supply/demand balances; statements, projections or forecasts of future or targeted financial results, or operating performance (including our ability to execute on strategies related to environmental, social and governance matters); statements about strategies, outlook, and business and financial prospects (including related to production and shipments); and statements about capital allocation and return of capital. These statements reflect beliefs and assumptions that are based on Alcoa Corporation’s perception of historical trends, current conditions, and expected future developments, as well as other factors that management believes are appropriate in the circumstances.

Forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and changes in circumstances that are difficult to predict. Although Alcoa Corporation believes that the expectations reflected in any forward-looking statements are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, but are not limited to: (a) the non-satisfaction or non-waiver, on a timely basis or otherwise, of one or more closing conditions to the Transaction; (b) the prohibition or delay of the consummation of the Transaction by a governmental entity; (c) the risk that the Transaction may not be completed in the expected time frame or at all; (d) unexpected costs, charges or expenses resulting from the Transaction; (e) uncertainty of the expected financial performance following completion of the Transaction; (f) uncertainty of any contingent payment required to be made in connection with the Transaction following completion; (g) failure to realize the anticipated benefits of the Transaction; (h) the occurrence of any event that could give rise to termination of the Transaction; (i) potential litigation in connection with the Transaction or other settlements or investigations that may affect the timing or occurrence of the Transaction or result in significant costs of defense, indemnification and liability; (j) the impact of global economic conditions on the aluminum industry and aluminum end-use markets; (k) volatility and declines in aluminum and alumina demand and pricing, including global, regional, and product-specific prices, or significant changes in production costs which are linked to the London Metal Exchange (LME) or other commodities; (l) the disruption of market-driven balancing of global aluminum supply and demand by non-market forces; (m) competitive and complex conditions in global markets;

(n) our ability to obtain, maintain, or renew permits or approvals necessary for our mining operations; (o) rising energy costs and interruptions or uncertainty in energy supplies; (p) unfavorable changes in the cost, quality, or availability of raw materials or other key inputs, or by disruptions in the supply chain; (q) economic, political, and social conditions, including the impact of trade policies, tariffs, and adverse industry publicity; (r) legal proceedings, investigations, or changes in foreign and/or U.S. federal, state, or local laws, regulations, or policies; (s) changes in tax laws or exposure to additional tax liabilities; (t) climate change, climate change legislation or regulations, and efforts to reduce emissions and build operational resilience to extreme weather conditions; (u) disruptions in the global economy caused by ongoing regional conflicts and wars; (v) fluctuations in foreign currency exchange rates and interest rates, inflation and other economic factors in the countries in which we operate; (w) global competition within and beyond the aluminum industry; (x) our ability to achieve our strategies or expectations relating to environmental, social, and governance considerations; (y) claims, costs, and liabilities related to health, safety and environmental laws, regulations, and other requirements in the jurisdictions in which we operate; (z) liabilities resulting from impoundment structures, which could impact the environment or cause exposure to hazardous substances or other damage; (aa) dilution of the ownership position of the Company’s stockholders (including as a result of the Transaction), price volatility, and other impacts on the price of Alcoa common stock by the secondary listing of the Alcoa common stock on the Australian Securities Exchange; (bb) our ability to obtain or maintain adequate insurance coverage; (cc) our ability to execute on our strategy to reduce complexity and optimize our asset portfolio and to realize the anticipated benefits from announced plans, programs, initiatives relating to our portfolio, capital investments, and developing technologies; (dd) our ability to integrate and achieve intended results from joint ventures, other strategic alliances, and strategic business transactions; (ee) significant declines in the market value of our marketable securities; (ff) our ability to fund capital expenditures; (gg) deterioration in our credit profile or increases in interest rates; (hh) impacts on our current and future operations due to our indebtedness and our ability to reduce indebtedness; (ii) our ability to continue to return capital to our stockholders through the payment of cash dividends and/or the repurchase of our common stock; (jj) cyber attacks, security breaches, system failures, software or application vulnerabilities, or other cyber incidents; (kk) labor market conditions, union disputes and other employee relations issues; and (ll) the other risk factors discussed in Alcoa’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and other reports filed by Alcoa Corporation with the U.S. Securities and Exchange Commission, including those described in this report.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	Second quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Sales (E)	$3,966	$3,018	$7,159	$6,387
Cost of goods sold (exclusive of expenses below)	2,967	2,652	5,479	5,090
Selling, general administrative, and other expenses	101	82	184	153
Research and development expenses	11	12	21	24
Provision for depreciation, depletion, and amortization	173	153	335	301
Restructuring and other charges, net (D)	(4)	14	14	19
Interest expense	36	56	71	109
Other expenses (income), net (O)	200	(112)	74	(138)
Total costs and expenses	3,484	2,857	6,178	5,558
Income before income taxes	482	161	981	829
Provision for income taxes	73	10	155	130
Net income	409	151	826	699
Less: Net income (loss) attributable to noncontrolling interest	2	(13)	(6)	(13)
NET INCOME ATTRIBUTABLE TO ALCOA CORPORATION	$407	$164	$832	$712
EARNINGS PER SHARE ATTRIBUTABLE TO ALCOA CORPORATION COMMON SHAREHOLDERS (F):
Basic	$1.54	$0.63	$3.15	$2.71
Diluted	$1.53	$0.62	$3.13	$2.69

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income (unaudited)

(in millions)

	Alcoa Corporation		Noncontrolling interest		Total
	Second quarter ended June 30,		Second quarter ended June 30,		Second quarter ended June 30,
	2026	2025	2026	2025	2026	2025
Net income (loss)	$407	$164	$2	$(13)	$409	$151
Other comprehensive income, net of tax (G):
Change in unrecognized net actuarial gain/loss and prior service cost/benefit related to pension and other postretirement benefits	14	11	—	—	14	11
Foreign currency translation adjustments	7	207	—	10	7	217
Net change in unrecognized gains/losses on cash flow hedges	125	(47)	—	—	125	(47)
Total Other comprehensive income, net of tax	146	171	—	10	146	181
Comprehensive income (loss)	$553	$335	$2	$(3)	$555	$332

	Alcoa Corporation		Noncontrolling interest		Total
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025	2026	2025
Net income (loss)	$832	$712	$(6)	$(13)	$826	$699
Other comprehensive income (loss), net of tax (G):
Change in unrecognized net actuarial gain/loss and prior service cost/benefit related to pension and other postretirement benefits	25	16	—	—	25	16
Foreign currency translation adjustments	148	392	(3)	10	145	402
Net change in unrecognized gains/losses on cash flow hedges	281	(31)	—	—	281	(31)
Total Other comprehensive income (loss), net of tax	454	377	(3)	10	451	387
Comprehensive income (loss)	$1,286	$1,089	$(9)	$(3)	$1,277	$1,086

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents (L)	$1,352	$1,597
Receivables from customers (H)	1,538	1,064
Other receivables	176	204
Inventories (I)	2,340	2,177
Fair value of derivative instruments (L)	83	49
Prepaid expenses and other current assets	396	378
Total current assets	5,885	5,469
Properties, plants, and equipment	21,102	20,537
Less: accumulated depreciation, depletion, and amortization	14,203	13,837
Properties, plants, and equipment, net	6,899	6,700
Investments	527	477
Noncurrent marketable securities (C & L)	1,360	1,397
Deferred income taxes	677	687
Fair value of derivative instruments (L)	25	34
Other noncurrent assets (O)	1,480	1,365
Total assets	$16,853	$16,129
LIABILITIES
Current liabilities:
Accounts payable, trade	$1,860	$1,938
Accrued compensation and retirement costs	370	383
Taxes, including income taxes	275	294
Fair value of derivative instruments (L)	494	467
Other current liabilities	834	718
Long-term debt due within one year (J & L)	1	1
Total current liabilities	3,834	3,801
Long-term debt, less amount due within one year (J & L)	2,224	2,438
Accrued pension benefits (K)	242	257
Accrued other postretirement benefits (K)	408	427
Asset retirement obligations	1,025	1,120
Environmental remediation (N)	209	206
Fair value of derivative instruments (L)	880	1,134
Noncurrent income taxes	64	65
Other noncurrent liabilities and deferred credits	530	487
Total liabilities	9,416	9,935
CONTINGENCIES AND COMMITMENTS (N)
MEZZANINE EQUITY
Noncontrolling interest (C)	67	76
EQUITY
Common stock	3	3
Additional capital	11,594	11,575
Retained earnings (deficit)	508	(271)
Accumulated other comprehensive loss (G)	(4,735)	(5,189)
Total equity	7,370	6,118
Total liabilities, mezzanine equity, and equity	$16,853	$16,129

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Six months ended June 30,
	2026	2025
CASH FROM OPERATIONS
Net income	$826	$699
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion, and amortization	335	301
Deferred income taxes	(59)	72
Equity loss (income), net of dividends	9	(4)
Restructuring and other charges, net (D)	14	19
Net loss from investing activities – asset and investment sales (O)	—	2
Mark-to-market loss on noncurrent marketable securities (O)	35	—
Net periodic pension benefit cost (K)	13	9
Stock-based compensation	30	23
Loss (gain) on mark-to-market derivative financial contracts	58	(82)
Other	31	49
Changes in assets and liabilities, excluding effects of divestitures and foreign currency translation adjustments:
(Increase) decrease in receivables	(440)	149
Increase in inventories	(128)	(111)
Decrease in prepaid expenses and other current assets	53	127
Decrease in accounts payable, trade	(101)	(233)
Increase (decrease) in accrued expenses	34	(148)
Increase (decrease) in taxes, including income taxes	11	(106)
Pension contributions (K)	(6)	(14)
Increase in noncurrent assets	(131)	(97)
Decrease in noncurrent liabilities	(155)	(92)
CASH PROVIDED FROM OPERATIONS	429	563
FINANCING ACTIVITIES
Additions to debt (J)	104	1,040
Payments on debt (J)	(332)	(990)
Dividends paid on Alcoa preferred stock	—	(1)
Dividends paid on Alcoa common stock	(53)	(52)
Payments related to tax withholding on stock-based compensation awards	(11)	(5)
Financial contributions for the divestiture of businesses	—	(5)
Contributions from noncontrolling interest (C)	—	27
Other	(1)	(4)
CASH (USED FOR) PROVIDED FROM FINANCING ACTIVITIES	(293)	10
INVESTING ACTIVITIES
Capital expenditures	(305)	(224)
Proceeds from the sale of assets	5	—
Additions to investments	(55)	(29)
Sale of investments	2	11
Other	21	2
CASH USED FOR INVESTING ACTIVITIES	(332)	(240)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(2)	35
Net change in cash and cash equivalents and restricted cash	(198)	368
Cash and cash equivalents and restricted cash at beginning of year	1,692	1,234
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$1,494	$1,602

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Changes in Consolidated Mezzanine Equity and Equity (unaudited)

(in millions)

	Mezzanine equity	Alcoa Corporation shareholders
	Non- controlling interest	Preferred stock	Common stock	Additional capital	Retained (deficit) earnings	Accumulated other comprehensive (loss) income	Total equity
Balance at January 1, 2025	$—	$—	$3	$11,587	$(1,323)	$(5,110)	$5,157
Net income	—	—	—	—	548	—	548
Other comprehensive income (G)	—	—	—	—	—	206	206
Stock-based compensation	—	—	—	11	—	—	11
Net effect of tax withholding for compensation plans and exercise of stock options	—	—	—	(5)	—	—	(5)
Dividends paid on Alcoa preferred stock ($0.10 per share)	—	—	—	—	—	—	—
Dividends paid on Alcoa common stock ($0.10 per share)	—	—	—	—	(26)	—	(26)
Joint venture formation (C)	103	—	—	(45)	—	(31)	(76)
Balance at March 31, 2025	$103	$—	$3	$11,548	$(801)	$(4,935)	$5,815
Net (loss) income	(13)	—	—	—	164	—	164
Other comprehensive income (G)	10	—	—	—	—	171	171
Stock-based compensation	—	—	—	12	—	—	12
Dividends paid on Alcoa preferred stock ($0.10 per share)	—	—	—	—	(1)	—	(1)
Dividends paid on Alcoa common stock ($0.10 per share)	—	—	—	—	(26)	—	(26)
Balance at June 30, 2025	$100	$—	$3	$11,560	$(664)	$(4,764)	$6,135

Balance at January 1, 2026	$76	$—	$3	$11,575	$(271)	$(5,189)	$6,118
Net (loss) income	(8)	—	—	—	425	—	425
Other comprehensive (loss) income (G)	(3)	—	—	—	—	308	308
Stock-based compensation	—	—	—	13	—	—	13
Net effect of tax withholding for compensation plans and exercise of stock options	—	—	—	(11)	—	—	(11)
Dividends paid on Alcoa common stock ($0.10 per share)	—	—	—	—	(27)	—	(27)
Balance at March 31, 2026	$65	$—	$3	$11,577	$127	$(4,881)	$6,826
Net income	2	—	—	—	407	—	407
Other comprehensive income (G)	—	—	—	—	—	146	146
Stock-based compensation	—	—	—	17	—	—	17
Dividends paid on Alcoa common stock ($0.10 per share)	—	—	—	—	(26)	—	(26)
Balance at June 30, 2026	$67	$—	$3	$11,594	$508	$(4,735)	$7,370

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

B. Recently Adopted and Recently Issued Accounting Guidance

In May 2026, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2026-02 which provides recognition, measurement, presentation, and disclosure requirements for entities that generate, purchase, or receive environmental credits or have regulatory environmental compliance obligations that may be settled with environmental credits. The guidance is effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption is permitted. Management does not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations.

In December 2025, the FASB issued ASU No. 2025-10 which establishes authoritative guidance on the accounting for government grants received by business entities. The guidance is effective for annual periods beginning after December 15, 2028, and interim periods within those annual periods. Early adoption is permitted. Management does not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations.

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

C. Acquisitions, Divestitures, and Joint Ventures

AliGroup Acquisition

On June 30, 2026, Alcoa entered into an Umbrella Implementation Deed (Deed) with South32 Limited (South32) to acquire South32’s equity interests in its bauxite, alumina, and aluminum assets (referred to as AliGroup) for consideration consisting of $3,100 of cash and approximately 17 million shares of Alcoa common stock (which may, in part, be delivered in the form of Alcoa CHESS Depositary Interests (CDIs)) with an agreed value as of the execution of the Deed of approximately $1,000 (based on the volume weighted average price over the 10 trading days ended June 26, 2026 of $58.79 per share), subject to customary adjustments set forth in the Deed (the Transaction). In addition, Alcoa agreed to pay South32 a ticking fee equal to 5 percent per annum on the $3,100 cash consideration for the period from South32 shareholder approval through the closing date. Alcoa also agreed to pay South32 up to an aggregate $750 in cash contingent on average alumina and aluminum prices exceeding the respective agreed strike prices for each of four successive, annual periods, beginning July 1, 2026 for a specific portion of the related alumina and aluminum production volumes of the acquired assets. The Deed also contains customary representations and warranties, covenants, indemnification obligations, and termination fees for transactions of this nature.

The Transaction includes South32’s 86% interests in the Boddington bauxite mine and the Worsley alumina refinery in Australia; 100% interests in the Hillside aluminum smelter and idled Bayside smelter property in South Africa; and interests of 33% in the Mineração Rio do Norte (MRN) bauxite mine, 36% in the Alumar refinery, and 40% interest in the Alumar smelter, each in Brazil.

The Transaction utilizes a locked box mechanism under which the purchase price is based on AliGroup’s financial position as of March 31, 2026 (the Locked Box Date), and Alcoa is entitled to the economic benefits and risks of ownership from the Locked Box Date through the closing date. Customary protections apply to prevent leakage of value from AliGroup between the Locked Box Date and the closing date, subject to customary exceptions for permitted leakage.

The Transaction is expected to close in the first half of 2027, subject to the satisfaction or waiver of closing conditions, including approval by South32’s shareholders, receipt of required regulatory approvals, and other customary conditions specified in the Deed.

In connection with the Transaction, on June 30, 2026, the Company obtained commitments for bridge financing of up to $3,100. The financing consists of commitments for a senior unsecured 364-day bridge term loan credit facility that would be available upon closing of the Transaction, subject to customary conditions, including the consummation of the Transaction in accordance with the terms of the Deed. The facility also contains customary representations, warranties, covenants, and indemnification provisions. The Company currently intends to replace the bridge financing with permanent financing prior to the closing date.

The Company expects to incur transaction-related costs, including advisory, legal, accounting, valuation, and financing fees, which are expensed as incurred. During the second quarter and six-month period of 2026, the Company recognized transaction-related costs of $11 and $13, respectively, which were included in Selling, general and administrative expenses on the accompanying Statement of Consolidated Operations.

Gallium Joint Venture

In the second quarter of 2026, Alcoa and government and industry partners of Australia, Japan, and the United States reached a final investment decision for a gallium production plant at the Wagerup refinery in Australia. Following the final investment decision, Japan Australia Gallium Associates Pty Ltd (JAGA), a joint venture between the Japan Organization for Metals and Energy Security (JOGMEC) and Sojitz Corporation, and a joint U.S., Australia, and Alcoa special purpose vehicle (SPV) formed a joint venture to fund construction and the first 24 months of operations of the plant. Alcoa contributed $24 to the SPV in the second quarter of 2026 and accounts for its investment using the equity method.

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

Subsequent to July 1, 2025, the fair value of the shares is based on the unadjusted quoted price on the Saudi Exchange (Tadawul). In the second quarter and six-month period of 2026, the Company recorded mark-to-market losses of $123 and $35, respectively, in Other expenses (income), net (see Note O) on the Statement of Consolidated Operations related to changes in fair value of the shares. At June 30, 2026 and December 31, 2025, the shares of Ma’aden were valued at SAR 59.40 per share, or $1,360, and SAR 60.95 per share, or $1,397, respectively.

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

Subsequent to June 30, 2026, the Company converted the mandatory convertible note of $153 (€130), provided to the San Ciprián operations in December 2025, and acquired Trento EQT’s remaining ownership interest for $28 (€25). As a result, Alcoa will hold a 100% ownership interest in the San Ciprián operations as of August 1, 2026 and recognize earnings attributable to noncontrolling interest through July 31, 2026.

D. Restructuring and Other Charges, Net

In the second quarter and six-month period of 2026, Alcoa Corporation recorded Restructuring and other charges, net, of ($4) and $14, respectively, which were primarily comprised of:

•
A charge of $9 (both periods) to record net additional asset retirement obligations and environmental remediation at previously closed sites; and
•
A benefit of ($13) and charge of $5, respectively, for take-or-pay power contract costs at previously closed sites.

In the second quarter and six-month period of 2025, Alcoa Corporation recorded Restructuring and other charges, net, of $14 and $19, respectively, which were primarily comprised of:

•
A charge of $20 (both periods) to record net additional asset retirement obligations and environmental remediation at previously closed sites;
•
A charge of $6 and $9, respectively, for certain employee obligations related to the February 2023 updated viability agreement reached with the workers’ representatives of the San Ciprián aluminum smelter; and,
•
A net benefit of ($12) and ($10), respectively, for take-or-pay contract costs at previously closed sites.

Alcoa Corporation does not include Restructuring and other charges, net in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

	Second quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Alumina	$—	$—	$—	$—
Aluminum	(3)	6	(3)	9
Segment total	(3)	6	(3)	9
Corporate	(1)	8	17	10
Total Restructuring and other charges, net	$(4)	$14	$14	$19

Activity and reserve balances for Restructuring and other charges, net related to Severance and employee termination costs and Other costs were as follows:

	Severance and employee termination costs	Other costs	Total
Balance at December 31, 2024	$13	$168	$181
Restructuring and other charges, net	2	107	109
Cash payments	(4)	(208)	(212)
Reversals and other	—	7	7
Balance at December 31, 2025	11	74	85
Restructuring and other charges, net	—	5	5
Cash payments	(7)	(27)	(34)
Reversals and other	—	1	1
Balance at June 30, 2026	$4	$53	$57

Restructuring and other charges, net related to Accrued pension benefits, Accrued other postretirement benefits, Asset retirement obligations, Environmental remediation, and Other noncurrent assets are excluded from the above activity and balances. Reversals and other includes reversals of previously recorded liabilities and foreign currency translation impacts.

The noncurrent portion of the reserve was $20 and $34 at June 30, 2026 and December 31, 2025, respectively.

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

The operating results, capital expenditures, and assets of Alcoa Corporation’s reportable segments were as follows (differences between segment totals and consolidated amounts are in Corporate):

	Alumina	Aluminum	Total
Second quarter ended June 30, 2026
Sales:
Third-party sales	$637	$3,330	$3,967
Intersegment sales	453	5	458
Total sales	$1,090	$3,335	$4,425
Adjusted operating costs(1)	843	1,688	2,531
Other segment items(2)	343	574	917
Segment Adjusted EBITDA	$(96)	$1,073	$977
Supplemental information:
Depreciation, depletion, and amortization	$96	$71	$167
Equity income	—	—	—
Capital expenditures	106	73	179
Second quarter ended June 30, 2025
Sales:
Third-party sales	$1,051	$1,956	$3,007
Intersegment sales	467	5	472
Total sales	$1,518	$1,961	$3,479
Adjusted operating costs(1)	770	1,578	2,348
Other segment items(2)	609	286	895
Segment Adjusted EBITDA	$139	$97	$236
Supplemental information:
Depreciation, depletion, and amortization	$80	$66	$146
Equity (loss) income	(9)	3	(6)
Capital expenditures	73	54	127

	Alumina	Aluminum	Total
Six months ended June 30, 2026
Sales:
Third-party sales	$1,294	$5,866	$7,160
Intersegment sales	898	10	908
Total sales	$2,192	$5,876	$8,068
Adjusted operating costs(1)	1,580	3,118	4,698
Other segment items(2)	748	991	1,739
Segment Adjusted EBITDA	$(136)	$1,767	$1,631
Supplemental information:
Depreciation, depletion, and amortization	$182	$142	$324
Equity income	—	—	—
Capital expenditures	170	119	289
Six months ended June 30, 2025
Sales:
Third-party sales	$2,514	$3,857	$6,371
Intersegment sales	1,179	9	1,188
Total sales	$3,693	$3,866	$7,559
Adjusted operating costs(1)	1,493	3,152	4,645
Other segment items(2)	1,397	483	1,880
Segment Adjusted EBITDA	$803	$231	$1,034
Supplemental information:
Depreciation, depletion, and amortization	$156	$133	$289
Equity income (loss)	6	(3)	3
Capital expenditures	126	91	217
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

	Alumina	Aluminum	Total
June 30, 2026
Assets:
Equity investments	$277	$247	$524
Segment assets	5,901	6,856	12,757
December 31, 2025
Assets:
Equity investments	$243	$230	$473
Segment assets	5,671	6,151	11,822

The following table reconciles Total Segment Adjusted EBITDA to Consolidated net income attributable to Alcoa Corporation:

	Second quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Total Segment Adjusted EBITDA	$977	$236	$1,631	$1,034
Unallocated amounts:
Transformation(1)	(23)	(21)	(50)	(33)
Intersegment eliminations	2	135	9	238
Corporate expenses(2)	(60)	(45)	(99)	(82)
Provision for depreciation, depletion, and amortization	(173)	(153)	(335)	(301)
Restructuring and other charges, net (D)	4	(14)	(14)	(19)
Interest expense	(36)	(56)	(71)	(109)
Other (expenses) income, net (O)	(200)	112	(74)	138
Other(3)	(9)	(33)	(16)	(37)
Consolidated income before income taxes	482	161	981	829
Provision for income taxes	(73)	(10)	(155)	(130)
Net (income) loss attributable to noncontrolling interest	(2)	13	6	13
Consolidated net income attributable to Alcoa Corporation	$407	$164	$832	$712

(1)
Transformation includes, among other items, the Adjusted EBITDA of previously closed operations.
(2)
Corporate expenses are composed of general administrative and other expenses of operating the corporate headquarters and other global administrative facilities, as well as research and development expenses of the corporate technical center.
(3)
Other includes certain items that are not included in the Adjusted EBITDA of the reportable segments.

The following table details Alcoa Corporation’s Sales by product division:

	Second quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Aluminum	$3,446	$1,993	$6,028	$3,948
Alumina	538	830	1,059	2,041
Bauxite	76	203	194	445
Energy	52	38	129	71
Other(1)	(146)	(46)	(251)	(118)
	$3,966	$3,018	$7,159	$6,387

(1)
Other includes realized gains and losses related to embedded derivative instruments designated as cash flow hedges of forward sales of aluminum (see Note L).

F. Earnings Per Share

For the second quarter and six-month period of 2026, basic earnings per share (EPS) amounts were computed by dividing earnings by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding.

For the second quarter and six-month period of 2025, basic EPS was calculated using the two-class method and earnings were allocated to Alcoa common stock and preferred stock based on the pro-rata share of each class outstanding and resulted in dividends paid on preferred stock of $1 (both periods) and undistributed earnings of $1 and $10, respectively, allocated to preferred stock. Diluted EPS assumes the issuance of common stock for all potentially dilutive share equivalents outstanding. Diluted EPS was calculated under both the two-class and if-converted methods, and the more dilutive amount is reported.

In the fourth quarter of 2025, all issued and outstanding shares of preferred stock were converted into common stock, and no preferred stock remained issued and outstanding at December 31, 2025.

The share information used to compute basic and diluted EPS attributable to Alcoa Corporation common shareholders was as follows (shares in millions):

	Second quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Average shares outstanding – basic	264	259	264	259
Effect of dilutive securities:
Stock options	—	—	—	—
Stock units	2	1	2	1
Average shares outstanding – diluted	266	260	266	260

G. Accumulated Other Comprehensive Loss

The following table details the activity of the three components that comprise Accumulated other comprehensive loss for Alcoa Corporation’s shareholders and Noncontrolling interest:

	Alcoa Corporation		Noncontrolling interest
	Second quarter ended June 30,		Second quarter ended June 30,
	2026	2025	2026	2025
Pension and other postretirement benefits (K)
Balance at beginning of period	$(63)	$(6)	$—	$—
Other comprehensive income:
Unrecognized net actuarial gain/loss and prior service cost/benefit	6	1	—	—
Tax (expense) benefit(2)	(1)	3	—	—
Total Other comprehensive income before reclassifications, net of tax	5	4	—	—
Amortization of net actuarial gain/loss and prior service cost/benefit(1)	9	7	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(5)	9	7	—	—
Total Other comprehensive income	14	11	—	—
Balance at end of period	$(49)	$5	$—	$—

Foreign currency translation
Balance at beginning of period	$(3,639)	$(4,040)	$8	$—
Other comprehensive income	7	207	—	10
Balance at end of period	$(3,632)	$(3,833)	$8	$10

Cash flow hedges (L)
Balance at beginning of period	$(1,179)	$(889)	$—	$—
Other comprehensive income (loss):
Net change from periodic revaluations	(58)	(128)	—	—
Tax benefit(2)	22	18	—	—
Total Other comprehensive loss before reclassifications, net of tax	(36)	(110)	—	—
Net amount reclassified to earnings:
Aluminum contracts(3)	187	78	—	—
Financial contracts(4)	6	2	—	—
Foreign exchange contracts(3)	(3)	—	—	—
Sub-total	190	80	—	—
Tax expense(2)	(29)	(17)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(5)	161	63	—	—
Total Other comprehensive income (loss)	125	(47)	—	—
Balance at end of period	$(1,054)	$(936)	$—	$—

Total Accumulated other comprehensive (loss) income	$(4,735)	$(4,764)	$8	$10

	Alcoa Corporation		Noncontrolling interest
	Six months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Pension and other postretirement benefits (K)
Balance at beginning of period	$(74)	$(11)	$—	$—
Other comprehensive income:
Unrecognized net actuarial gain/loss and prior service cost/benefit	7	—	—	—
Tax (expense) benefit(2)	(1)	2	—	—
Total Other comprehensive income before reclassifications, net of tax	6	2	—	—
Amortization of net actuarial gain/loss and prior service cost/benefit(1)	19	14	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(5)	19	14	—	—
Total Other comprehensive income	25	16	—	—
Balance at end of period	$(49)	$5	$—	$—

Foreign currency translation
Balance at beginning of period	$(3,780)	$(4,194)	$11	$—
Other comprehensive income (loss)	148	392	(3)	10
Joint venture formation (C)	—	(31)	—	—
Balance at end of period	$(3,632)	$(3,833)	$8	$10

Cash flow hedges (L)
Balance at beginning of period	$(1,335)	$(905)	$—	$—
Other comprehensive income (loss):
Net change from periodic revaluations	(16)	(213)	—	—
Tax benefit(2)	20	41	—	—
Total Other comprehensive income (loss) before reclassifications, net of tax	4	(172)	—	—
Net amount reclassified to earnings:
Aluminum contracts(3)	318	171	—	—
Financial contracts(4)	17	2	—	—
Foreign exchange contracts(3)	(4)	2	—	—
Sub-total	331	175	—	—
Tax expense(2)	(54)	(34)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(5)	277	141	—	—
Total Other comprehensive income (loss)	281	(31)	—	—
Balance at end of period	$(1,054)	$(936)	$—	$—

Total Accumulated other comprehensive (loss) income	$(4,735)	$(4,764)	$8	$10

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

Alcoa Corporation guarantees the performance obligations of the Company subsidiaries, and unsold customer receivables are pledged as collateral to secure the sold receivables. The SPE held unsold customer receivables of $812 and $486 pledged as collateral against the sold receivables as of June 30, 2026 and December 31, 2025, respectively.

The Company continues to service the customer receivables and as customer payments are collected by the Company, the SPE transfers additional receivables to the financial institution rather than remitting cash.

In the second quarter and six-month period of 2026, the Company sold gross customer receivables of $185 and $396, respectively, and reinvested collections of $185 and $396, respectively, from previously sold receivables. In the second quarter and six-month period of 2025, the Company sold gross customer receivables of $248 and $447, respectively, and reinvested collections of $248 and $447, respectively, from previously sold receivables. There were no cash remittances to or from the financial institution in the second quarters and six-month periods of 2026 and 2025.

Cash collections from previously sold receivables yet to be reinvested of $36 and $69 were included in Accounts payable, trade on the Consolidated Balance Sheet as of June 30, 2026 and December 31, 2025, respectively. Cash received from sold receivables under the agreement are presented within operating activities on the Statement of Consolidated Cash Flows.

I. Inventories

	June 30, 2026	December 31, 2025
Finished goods	$446	$394
Work-in-process	365	282
Bauxite and alumina	564	580
Purchased raw materials	629	633
Operating supplies	336	288
	$2,340	$2,177

J. Debt

Short-term Borrowings

Inventory Repurchase Agreements

The Company periodically enters into inventory repurchase agreements whereby the Company sells aluminum to a third party and agrees to subsequently repurchase substantially similar inventory. Upon shipment of inventory, the Company does not record the sale and reflects cash received in Short-term borrowings within Other current liabilities on the Consolidated Balance Sheet. The cash received and subsequently paid under these agreements is included in Cash (used for) provided from financing activities on the Statement of Consolidated Cash Flows.

During the second quarter and six-month period of 2026, the Company recorded borrowings of $104 (six month period only) and repurchased inventory of $109 and $113, respectively, related to these agreements. During the second quarter and six-month period of 2025, the Company recorded borrowings of $7 and $51, respectively, and repurchased inventory of $44 and $93, respectively, related to these agreements.

There were no net borrowings from inventory repurchase agreements as of June 30, 2026 and net borrowings of $9 as of December 31, 2025. The associated inventory sold and not yet repurchased was reflected in Prepaid expenses and other current assets on the accompanying Consolidated Balance Sheet.

144A Debt

Redemption

On May 15, 2026, Alcoa Nederland Holding B.V. (ANHBV), a wholly-owned subsidiary of Alcoa Corporation, redeemed the remaining $219 aggregate principal amount of its 6.125% notes due in 2028. The notes were redeemed at a price equal to 100 percent of the principal amount, plus accrued and unpaid interest, using cash on hand.

Credit Facilities

Revolving Credit Facility

The Company and ANHBV, a wholly-owned subsidiary of Alcoa Corporation and the borrower, have a $1,250 revolving credit and letter of credit facility in place for working capital and/or other general corporate purposes (the Revolving Credit Facility). The Revolving Credit Facility, established in September 2016, most recently amended and restated in June 2022 and amended in July 2026, is scheduled to mature in June 2028. Subject to the terms and conditions under the Revolving Credit Facility, the Company or ANHBV may borrow funds or issue letters of credit. Under the terms of the January 2024 amendment (Amendment No. 1), the Company agreed to provide collateral for its obligations under the Revolving Credit Facility. In August 2025, Alcoa Corporation, ANHBV, and certain subsidiaries of the Company entered into Amendment No. 2 to the Revolving Credit Facility to allow for certain changes in the Company’s legal structure and update certain exceptions to collateral requirements. In May 2026, Alcoa Corporation, ANHBV, and certain subsidiaries of the Company entered into Amendment No. 3 to the Revolving Credit Facility extending maturity from June 2027 to June 2028 and modifying certain pricing provisions. In July 2026, Alcoa Corporation, ANHBV, and certain subsidiaries of the Company entered into Amendment No. 4 to the Revolving Credit Facility to exclude from the events of default certain repayments of indebtedness that may occur in connection with the Transaction (see Note C). See Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K in Note M to the Consolidated Financial Statements for the year ended December 31, 2025 for more information on the Revolving Credit Facility.

As of June 30, 2026, the Company was in compliance with all financial covenants. The Company may access the entire amount of commitments under the Revolving Credit Facility. There were no borrowings outstanding at June 30, 2026 and December 31, 2025, and no amounts were borrowed during the second quarters and six-month periods of 2026 and 2025 under the Revolving Credit Facility.

Japanese Yen Revolving Credit Facility

The Company and ANHBV had a $200 revolving credit facility available to be drawn in Japanese yen (the Japanese Yen Revolving Credit Facility) that matured on April 24, 2026 with no amounts outstanding at expiration. There were no borrowings outstanding at December 31, 2025, and no amounts were borrowed during the second quarters and six-month periods of 2026 and 2025 under the Japanese Yen Revolving Credit Facility. See Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K in Note M to the Consolidated Financial Statements for the year ended December 31, 2025 for more information on the Japanese Yen Revolving Credit Facility.

Bridge Financing

In connection with the Transaction (see Note C), on June 30, 2026, the Company obtained commitments for bridge financing of up to $3,100. The financing consists of commitments for a senior unsecured 364-day bridge term loan credit facility that would be available upon closing of the Transaction, subject to customary conditions, including the consummation of the Transaction in accordance with the terms of the Deed. The facility also contains customary representations, warranties, covenants, and indemnification provisions. The Company currently intends to replace the bridge financing with permanent financing prior to the closing date.

K. Pension and Other Postretirement Benefits

The components of net periodic benefit cost were as follows:

	Second quarter ended June 30,		Six months ended June 30,
Pension benefits	2026	2025	2026	2025
Service cost	$1	$1	$3	$3
Interest cost(1)	24	25	47	50
Expected return on plan assets(1)	(29)	(31)	(59)	(62)
Recognized net actuarial loss(1)	11	9	22	18
Net periodic benefit cost	$7	$4	$13	$9

	Second quarter ended June 30,		Six months ended June 30,
Other postretirement benefits	2026	2025	2026	2025
Service cost	$1	$1	$1	$1
Interest cost(1)	5	6	10	11
Recognized net actuarial loss(1)	1	1	2	2
Amortization of prior service benefit(1)	(3)	(3)	(5)	(6)
Net periodic benefit cost	$4	$5	$8	$8
(1)
These amounts were reported in Other expenses (income), net on the accompanying Statement of Consolidated Operations (see Note O).

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

In the first and second quarters of 2026, management made such elections related to the Company’s U.S. plans and intends to do so for the remainder of 2026. As a result, Alcoa’s minimum required contribution to defined benefit pension plans in 2026 is estimated to be approximately $12, of which $3 was contributed to non-U.S. plans during the second quarter of 2026. In the six-month period of 2026, $6 was contributed to non-U.S. plans.

In the second quarter and six-month period of 2025, $2 and $14, respectively, were contributed to non-U.S. plans.

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

The following tables present the detail for Level 1, 2, and 3 derivatives (see additional Level 3 information in further tables below):

	June 30, 2026		December 31, 2025
	Assets	Liabilities	Assets	Liabilities
Level 1 and 2 derivative instruments	$75	$150	$15	$246
Level 1 derivative instruments (undesignated)	17	2	48	1
Level 3 derivative instruments	16	1,222	20	1,354
Total	$108	$1,374	$83	$1,601
Less: Current	83	494	49	467
Noncurrent	$25	$880	$34	$1,134

	2026		2025
Second quarter ended June 30,	Unrealized gain (loss) recognized in Other comprehensive income (loss)	Realized loss reclassified from Accumulated other comprehensive loss to earnings	Unrealized loss recognized in Other comprehensive income (loss)	Realized loss reclassified from Accumulated other comprehensive loss to earnings
Level 1 and 2 derivative instruments	$41	$(45)	$(46)	$(2)
Level 3 derivative instruments	(99)	(145)	(82)	(78)
Total	$(58)	$(190)	$(128)	$(80)

For the second quarter of 2026, the realized loss of $45 on Level 1 and 2 cash flow hedges was comprised of a $39 loss recognized in Sales and a $6 loss recognized in Cost of goods sold. For the second quarter of 2025, the realized loss of $2 on Level 1 and 2 cash flow hedges was recognized in Cost of goods sold.

	2026		2025
Six months ended June 30,	Unrealized gain (loss) recognized in Other comprehensive income (loss)	Realized loss reclassified from Accumulated other comprehensive loss to earnings	Unrealized loss recognized in Other comprehensive income (loss)	Realized loss reclassified from Accumulated other comprehensive loss to earnings
Level 1 and 2 derivative instruments	$91	$(70)	$(22)	$(4)
Level 3 derivative instruments	(107)	(261)	(191)	(171)
Total	$(16)	$(331)	$(213)	$(175)

For the six-month period of 2026, the realized loss of $70 on Level 1 and 2 cash flow hedges was comprised of a $53 loss recognized in Sales and a $17 loss recognized in Cost of goods sold. For the six-month period of 2025, the realized loss of $4 on Level 1 and 2 cash flow hedges was comprised of a $2 loss recognized in Sales and a $2 loss recognized in Cost of goods sold.

The following table presents the outstanding quantities of derivative instruments classified as Level 1 or Level 2:

	Classification	June 30, 2026	June 30, 2025
Aluminum (in kmt)	Commodity buy forwards	299	160
Aluminum (in kmt)	Commodity sell forwards	538	575
Alumina (in kmt)	Commodity sell forwards	68	—
Foreign currency (in millions of euro)	Foreign exchange buy forwards	464	176
Foreign currency (in millions of euro)	Foreign exchange sell forwards	4	10
Foreign currency (in millions of euro) (undesignated)	Foreign exchange buy forwards	633	821
Foreign currency (in millions of euro) (undesignated)	Foreign exchange sell forwards	—	32
Foreign currency (in millions of Norwegian krone)	Foreign exchange buy forwards	193	8
Foreign currency (in millions of Brazilian real)	Foreign exchange buy forwards	18	107
Foreign currency (in millions of Australian dollar)	Foreign exchange buy forwards	1,154	821
Foreign currency (in millions of Saudi riyal) (undesignated)	Foreign exchange swap	273	—
Natural gas (in millions of megawatt hours)	Commodity buy forwards	4	6
Electricity (in millions of megawatt hours)	Commodity buy forwards	5	6

Alcoa Corporation routinely uses Level 1 aluminum derivative instruments to manage exposures to changes in the fair value of firm commitments for the purchases or sales of aluminum. Additionally, Alcoa uses alumina derivative instruments to manage exposures to changes in the fair value of certain firm commitments for the purchases or sales of alumina (expires December 2026) and aluminum derivative instruments to manage LME exposures related to the San Ciprián smelter (expires December 2027) and profitability improvement actions (expires December 2031).

Alcoa Corporation uses Level 1 foreign exchange forward and swap contracts to mitigate the risk of foreign exchange exposure related to euro power purchases in Norway (expires December 2031), euro expenses (primarily energy and labor) (expires December 2027), U.S. dollar alumina and aluminum sales in Brazil (expires October 2026), U.S. dollar alumina sales in Australia (expires December 2032), Saudi riyal expenses (expires August 2026), and U.S. dollar aluminum sales in Norway (expires December 2027).

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

Additional Level 3 Disclosures

The following table presents quantitative information related to the significant unobservable inputs described above for Level 3 derivative instruments (megawatt hours in MWh; megawatts in MW):

	June 30, 2026	Unobservable Input	Unobservable Input Range
Asset Derivatives
Financial contract (undesignated)	$16	Interrelationship of forward energy price and the contract price, and the	Electricity (per MWh)	2026: $22.24 2028: $42.20
		estimated MW of renewable energy produced (per month)	Electricity	2026: 31 MW 2028: 84 MW
Total Asset Derivatives	$16
Liability Derivatives
Financial contract (undesignated)	$22	Interrelationship of forward energy price, LME forward price and the	Electricity (per MWh)	2026: $45.27 2026: $27.57
		Consumer Price Index	LME (per mt)	2026: $3,076 2026: $3,078
Power contract	99	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2026: $3,076 2027: $3,049
			Electricity	Rate of 4 million MWh per year
Power contracts	1,101	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2026: $3,076 2029: $3,000 2036: $3,040
			Midwest premium (per pound)	2026: $1.1998 2029: $1.1300 2036: $1.1300
			Electricity	Rate of 18 million MWh per year
Power contract	—	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2026: $3,076 2026: $3,083
			Electricity	Rate of 2 million MWh per year
Power contract (undesignated)(1)	—	Estimated spread between the 30-year debt yield of Alcoa and the counterparty	Credit spread	0.98%: 30-year debt yield spread 6.62%: Alcoa (estimated) 5.64%: counterparty
Total Liability Derivatives	$1,222
(1)
In the second quarter of 2026, the Company entered into an agreement to terminate the existing power contract (undesignated) in December 2026 (previous expiration was October 2028).

The fair values of Level 3 derivative instruments recorded in the accompanying Consolidated Balance Sheet were as follows:

Asset Derivatives	June 30, 2026	December 31, 2025
Derivatives not designated as hedging instruments:
Current—financial contract	$11	$15
Noncurrent—financial contract	5	5
Total derivatives not designated as hedging instruments	$16	$20
Total Asset Derivatives	$16	$20
Liability Derivatives
Derivatives designated as hedging instruments:
Current—power contracts	$376	$353
Noncurrent—power contracts	824	1,001
Total derivatives designated as hedging instruments	$1,200	$1,354
Derivatives not designated as hedging instruments:
Current—financial contract	$22	$—
Total derivatives not designated as hedging instruments	$22	$—
Total Liability Derivatives	$1,222	$1,354

Assuming market rates remain constant with the rates at June 30, 2026, a realized loss of $376 related to power contracts is expected to be recognized in Sales over the next 12 months.

At June 30, 2026 and December 31, 2025, the embedded derivatives in power contracts designated as cash flow hedges of forward sales of aluminum hedge 893 kmt and 1,005 kmt of aluminum, respectively.

The following tables present a reconciliation of activity for Level 3 derivative instruments:

Assets
Second quarter ended June 30, 2026	Financial contracts
April 1, 2026	$40
Total gains or losses included in:
Other expenses, net (unrealized/realized)	(29)
Settlements and other	5
June 30, 2026	$16
Change in unrealized gains or losses included in earnings for derivative instruments held at June 30, 2026:
Other expenses, net	$(29)

	Liabilities
Second quarter ended June 30, 2026	Power contracts	Financial contracts	Embedded credit derivative
April 1, 2026	$1,246	$—	$2
Total gains or losses included in:
Sales (realized)	(145)	—	—
Other expenses (income), net (unrealized/realized)	—	23	(2)
Other comprehensive loss (unrealized)	99	—	—
Settlements and other	—	(1)	—
June 30, 2026	$1,200	$22	$—
Change in unrealized gains or losses included in earnings for derivative instruments held at June 30, 2026:
Other expenses (income), net	$—	$23	$(2)

Assets
Six months ended June 30, 2026	Financial contracts
January 1, 2026	$20
Total gains or losses included in:
Other expenses, net (unrealized/realized)	(18)
Settlements and other	14
June 30, 2026	$16
Change in unrealized gains or losses included in earnings for derivative instruments held at June 30, 2026:
Other expenses, net	$(18)

	Liabilities
Six months ended June 30, 2026	Power contracts	Financial contracts	Embedded credit derivative
January 1, 2026	$1,354	$—	$—
Total gains or losses included in:
Sales (realized)	(261)	—	—
Other expenses, net (unrealized/realized)	—	23	—
Other comprehensive loss (unrealized)	107	—	—
Settlements and other	—	(1)	—
June 30, 2026	$1,200	$22	$—
Change in unrealized gains or losses included in earnings for derivative instruments held at June 30, 2026:
Other expenses, net	$—	$23	$—

There were no purchases, sales, or settlements of Level 3 derivative instruments in the periods presented.

Other Financial Instruments

The carrying values and fair values of Alcoa Corporation’s other financial instruments were as follows:

	June 30, 2026		December 31, 2025
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$1,352	$1,352	$1,597	$1,597
Restricted cash	142	142	95	95
Noncurrent marketable securities	1,360	1,360	1,397	1,397
Short-term borrowings	—	—	9	9
Long-term debt due within one year	1	1	1	1
Long-term debt, less amount due within one year	2,224	2,284	2,438	2,545

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

M. Income Taxes – Alcoa Corporation’s estimated annualized effective tax rate (AETR) for 2026 as of June 30, 2026 differs from the U.S. federal statutory rate of 21 percent primarily due to losses in foreign jurisdictions with higher statutory tax rates as well as income in certain jurisdictions with full valuation allowances resulting in immaterial incremental tax expense.

	Six months ended June 30,
	2026	2025
Income before income taxes	$981	$829
Estimated annualized effective tax rate	13.6%	15.5%
Income tax expense	$133	$128
Unfavorable (favorable) tax impact related to losses in jurisdictions with no tax benefit	6	(4)
Discrete tax expense	16	6
Provision for income taxes	$155	$130

The Company benefits from the Advanced Manufacturing Tax Credit available under Section 45X, enacted as part of the U.S. Inflation Reduction Act of 2022 (IRA). On October 24, 2024, the U.S. Treasury finalized the Proposed Regulations under Section 45X with important modifications including the ability to include the cost of certain direct and indirect materials in the cost base of the credit. The Proposed Regulation on the definition of aluminum was not finalized; however, management believes that commercial grade aluminum continues to qualify for the Section 45X credit. The One Big Beautiful Bill Act (OBBBA), enacted on July 4, 2025, provides for a progressive phase-out of Section 45X credits beginning in 2031 and fully eliminates such credits beginning in 2034.

In the second quarter and six-month period of 2026, the Company recorded benefits of $18 and $31, respectively, in Cost of goods sold related to its Massena West (New York) smelter and its Warrick (Indiana) smelter, compared with $17 and $31, respectively, recorded in the second quarter and six-month period of 2025. In June 2026, the Company received $36 associated with certain 2023 benefits and the related interest. As of June 30, 2026, benefits, including accrued interest income, of $56 and $112 were included in Other receivables and Other noncurrent assets, respectively, compared with $90 and $83, respectively, as of December 31, 2025.

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

Alcoa Corporation’s environmental remediation reserve balance reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. The following table details the changes in the carrying value of recorded environmental remediation reserves:

Balance at December 31, 2024	$220
Liabilities incurred	85
Cash payments	(25)
Reversals of previously recorded liabilities	(2)
Foreign currency translation and other	4
Balance at December 31, 2025	282
Liabilities incurred	9
Cash payments	(16)
Reversals of previously recorded liabilities	(6)
Foreign currency translation and other	16
Balance at June 30, 2026	$285

At June 30, 2026 and December 31, 2025, the current portion of the remediation reserve balance was $76 (both periods).

During the second quarter and six-month period of 2026, the Company incurred liabilities of $5 and $9, respectively, and recorded a reversal of $6 (both periods). The impacts to the accompanying Statement of Consolidated Operations were primarily comprised of:

•
$2 and $5, respectively, for increases in estimated scope and costs associated with ongoing remediation work at various sites which were recorded in Cost of goods sold;
•
$3 and $4, respectively, related to increases in estimated scope and cost associated with ongoing remediation work at previously closed sites which were recorded in Restructuring and other charges, net; and,
•
($6) (both periods) due to the determination that certain site remediation at various sites was no longer required which was recorded in Restructuring and other charges, net.

During the second quarter and six-month period of 2025, the Company incurred liabilities of $13 (both periods). The impacts to the accompanying Statement of Consolidated Operations were primarily comprised of:

•
$8 related to investigation of potential contamination at various sites in Australia, which was recorded in Cost of goods sold; and,
•
$3 for an increase in estimated scope associated with ongoing remediation work at various other sites, which was recorded in Cost of goods sold.

Payments related to remediation expenses applied against the reserve were $10 and $16 in the second quarter and six-month period of 2026, respectively. Payments related to remediation expenses applied against the reserve were $5 and $13 in the second quarter and six-month period of 2025, respectively. These amounts include mandated expenditures as well as those not required by any regulatory authority or third party.

The estimated timing of cash outflows from the environmental remediation reserve at June 30, 2026 was as follows:

2026 (excluding the six months ended June 30, 2026)	$60
2027 – 2031	136
Thereafter	89
Total	$285

Reserve balances at June 30, 2026 and December 31, 2025, associated with significant sites with active remediation underway or for future remediation were $215 and $202, respectively. In management’s judgment, the Company’s reserves are sufficient to satisfy the provisions of the respective action plans. Upon changes in facts or circumstances, a change to the reserve may be required. The Company’s significant sites include:

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

Other Sites—The Company is in the process of decommissioning various other plants and remediating sites in several countries for potential redevelopment or to return the land to a natural state. In aggregate, there are remediation projects at 28 other sites that are planned or underway. These activities will be completed at various times in the future over the next three to five years, after which ongoing monitoring and other activities may be required. At June 30, 2026 and December 31, 2025, the reserve balance associated with these activities was $70 and $80, respectively.

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

The Company is unable to reasonably predict the outcome for these matters. The estimated range of reasonably possible loss is $0 to $60 (R$312).

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

O. Other Financial Information

Other Expenses (Income), Net

	Second quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Equity loss	$16	$22	$31	$28
Foreign currency losses (gains), net	6	3	(24)	(14)
Net loss from asset sales	1	2	—	5
Gain on sale of investments	—	(3)	—	(3)
Mark-to-market loss on noncurrent marketable securities	123	—	35	—
Net loss (gain) on mark-to-market derivative instruments	60	(110)	63	(117)
Non-service costs – pension and other postretirement benefits	9	7	17	13
Other, net	(15)	(33)	(48)	(50)
	$200	$(112)	$74	$(138)

In the second quarter and six-month period of 2026, Other, net primarily related to an insurance settlement reached during the first quarter 2026 for property damage incurred in 2024 (six-month period only) and interest income on interest bearing accounts (both periods). Proceeds from the insurance settlement were received in the second quarter of 2026 and included in investing activities on the Statement of Consolidated Cash Flows.

In the second quarter and six-month period of 2025, Other, net primarily related to interest income on interest bearing accounts and a deposit related to the Australia tax matter with the Australian Tax Office that closed in Alcoa’s favor on April 30, 2025. See Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K in Note S to the Consolidated Financial Statements for the year ended December 31, 2025 for more information on the Australia tax matter.

Other Noncurrent Assets

	June 30, 2026	December 31, 2025
Value added tax credits	$284	$251
Deferred mining costs, net	271	240
Prepaid gas transmission contract	245	234
Gas supply prepayment	195	207
Prepaid pension benefit	137	131
IRA Section 45X credit	112	83
Noncurrent restricted cash	70	70
Intangibles, net	33	34
Other	133	115
	$1,480	$1,365

Cash and Cash Equivalents and Restricted Cash

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$1,352	$1,597
Current restricted cash	72	25
Noncurrent restricted cash	70	70
	$1,494	$1,692

Restricted cash includes commitments included in the viability agreement reached with the workers’ representatives of the San Ciprián smelter in December 2021 and updated in February 2023. At June 30, 2026, the Company had restricted cash of $75 available for capital improvement commitments and smelter restart costs incurred (which is subject to review by the workers’ representatives prior to release) at the site.

Restricted cash also includes initial funding received by Alcoa, as operator, from the joint venture partners upon formation of the gallium joint venture in June 2026 (see Note C).

Supplier Finance Programs

At June 30, 2026 and December 31, 2025, qualifying supplier invoices outstanding under supplier finance programs were $113 and $157, respectively, and have payment terms ranging from 50 to 110 days. These obligations are included in Accounts payable, trade on the accompanying Consolidated Balance Sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per-share amounts, average realized prices, and average cost amounts; metric tons in thousands (kmt); dry metric tons in millions (mdmt))

Business Update

During the second quarter of 2026, Alcoa delivered strong operational and financial performance and continued to execute on its strategic priorities, including the announced agreement to acquire South32 Limited’s (South32) equity interests in its bauxite, alumina, and aluminum assets. The Company set year-to-date production records at four aluminum smelters and at one alumina refinery, progressed multiple smelter capacity restarts, and completed negotiations for new multi-year collective bargaining agreements in Australia, the U.S., and Canada.

Average alumina prices decreased 1 percent and average aluminum prices increased 15 percent in the second quarter of 2026 compared with the first quarter of 2026. In addition, the average Midwest premium increased 10 percent and the average Rotterdam premium increased 47 percent sequentially. Alumina prices continued to be impacted by refinery expansions, primarily in China and Indonesia, in addition to impacts from Middle East conflict disruptions. The aluminum price and regional premium increases were driven by low inventory levels and supply disruptions, which included impacts related to the Middle East conflict.

Since the Middle East conflict began, the region has experienced announced curtailments of more than 2,500 kmt of annual smelting capacity and nearly 2,000 kmt of refining capacity. Additionally, the disruption of transit through the Strait of Hormuz has restricted the inflow of raw materials and caused vessel constraints globally. During the second quarter of 2026, the Company continued to support its customers in managing the logistics for certain alumina shipments. The conflict in the Middle East also caused increases in energy costs; Alcoa has limited its exposure to volatility in spot energy through long-term natural gas and electricity contracts and financial hedges.

AliGroup Acquisition

On June 30, 2026, Alcoa entered into an Umbrella Implementation Deed (Deed) with South32 to acquire South32’s equity interests in its bauxite, alumina, and aluminum assets (referred to as AliGroup) for consideration consisting of $3,100 of cash and approximately 17 million shares of Alcoa common stock (which may, in part, be delivered in the form of Alcoa CHESS Depositary Interests (CDIs)) with an agreed value as of the execution of the Deed of approximately $1,000 (based on the volume weighted average price over the 10 trading days ended June 26, 2026 of $58.79 per share), subject to customary adjustments set forth in the Deed (the Transaction). In addition, Alcoa agreed to pay South32 a ticking fee equal to 5 percent per annum on the $3,100 cash consideration for the period from South32 shareholder approval through the closing date. Alcoa also agreed to pay South32 up to an aggregate $750 in cash contingent on average alumina and aluminum prices exceeding the respective agreed strike prices for each of four successive, annual periods, beginning July 1, 2026 for a specific portion of the related alumina and aluminum production volumes of the acquired assets. The Deed also contains customary representations and warranties, covenants, indemnification obligations, and termination fees for transactions of this nature.

The Transaction reinforces Alcoa’s position as a leading pure-play upstream aluminum company, while strengthening its global portfolio with complementary assets to the Company’s existing portfolio. The acquisition will add a high-quality, low-cost, and globally diversified set of mining, refining, and smelting assets, with greater scale and integration expected to reduce complexity, lower costs, and improve competitiveness while strengthening supply chain resilience across key jurisdictions. Alcoa’s proven operating model, technical expertise, and commercial capabilities are expected to unlock meaningful operational improvements and synergies across the combined portfolio. The Company expects these assets to enhance financial results across business cycles and sustainably improve Alcoa’s position on the global alumina and aluminum cost curves.

The Transaction includes South32’s 86% interests in the Boddington bauxite mine and the Worsley alumina refinery in Australia; 100% interests in the Hillside aluminum smelter and idled Bayside smelter property in South Africa; and interests of 33% in the Mineração Rio do Norte (MRN) bauxite mine, 36% in the Alumar refinery, and 40% interest in the Alumar smelter, each in Brazil.

The Transaction utilizes a locked box mechanism under which the purchase price is based on AliGroup’s financial position as of March 31, 2026 (the Locked Box Date), and Alcoa is entitled to the economic benefits and risks of ownership from the Locked Box Date through the closing date. Customary protections apply to prevent leakage of value from AliGroup between the Locked Box Date and the closing date, subject to customary exceptions for permitted leakage.

The Transaction is expected to close in the first half of 2027, subject to the satisfaction or waiver of closing conditions, including approval by South32’s shareholders, receipt of required regulatory approvals, and other customary conditions specified in the Deed.

In connection with the Transaction, on June 30, 2026, the Company obtained commitments for bridge financing of up to $3,100. The financing consists of commitments for a senior unsecured 364-day bridge term loan credit facility that would be available upon closing of the Transaction, subject to customary conditions, including the consummation of the Transaction in accordance with the terms of the Deed. The facility also contains customary representations, warranties, covenants, and indemnification provisions. The Company currently intends to replace the bridge financing with permanent financing prior to the closing date.

The Company expects to incur transaction-related costs, including advisory, legal, accounting, valuation, and financing fees, which are expensed as incurred. During the six-month period of 2026, the Company recognized transaction-related costs of $13, which were included in Selling, general and administrative expenses on the accompanying Statement of Consolidated Operations.

Australia Mine Approvals

During the second quarter of 2026, the Company continued to work collaboratively with stakeholders to advance mine approvals for its next major mine regions (Myara North and Holyoake) and the rolling five-year mine plan (2023-2027) referred to the Western Australia Environmental Protection Authority (WA EPA) in 2023 by a third party. Recent engagement with government stakeholders provided insight into important steps remaining in the approvals process. The Company anticipates mining in new major mine regions will commence no earlier than 2029. Until then, the Company expects bauxite quality will remain similar to recent grades.

The Company has contingency plans to support operations if Ministerial decisions are delayed beyond 2026. Based on current plans, approval delays extending through the first half of 2027 are not expected to materially affect bauxite supply or quality, or operating costs. For longer delays, the Company could implement additional operational measures, including modifications to mining activities and refinery operating rates, to mitigate potential impacts.

Additionally, during the second quarter of 2026, the Company continued engagement with government stakeholders related to the 2025-2029 mine plan, which the Company aims to have in place in 2026. The WA government has indicated it intends to issue an updated Section 6 exemption order aligned with the 2025-2029 plan, to replace the exemption granted in 2023 that allows Alcoa’s mining operations to continue while the WA EPA assessment is undertaken.

Gallium Joint Venture

On July 14, 2026, Alcoa and government and industry partners of Australia, Japan, and the United States announced the final investment decision for a gallium production plant at the Wagerup refinery in Australia. The Company contributed $24 to the joint venture upon formation in June 2026, which reflects Alcoa’s total expected contribution. Alcoa’s participation in the joint venture, including its role as construction and operating manager, is not expected to have a material impact on the Company’s financial position or results of operations.

San Ciprián Operations

Subsequent to June 30, 2026, the Company converted the mandatory convertible note of $153 (€130), provided to the San Ciprián operations in December 2025, and acquired Trento EQT’s remaining ownership interest for $28 (€25). As a result, Alcoa will hold a 100% ownership interest in the San Ciprián operations as of August 1, 2026 and recognize earnings attributable to noncontrolling interest through July 31, 2026.

Other Matters

On May 15, 2026, Alcoa Nederland Holding B.V. (ANHBV), a wholly-owned subsidiary of Alcoa Corporation, redeemed the remaining $219 aggregate principal amount of its 6.125% notes due in 2028 (the 2028 Notes). The notes were redeemed at a price equal to 100 percent of the principal amount, plus accrued and unpaid interest, using cash on hand.

In July 2026, a new four-year collective bargaining agreement was ratified with the Australian Workers Union (AWU) representing approximately 1,400 employees across the mining and refining operations in Western Australia.

In June 2026, a new four-year collective bargaining agreement was ratified with the United Steelworkers (USW) at the Company’s U.S. smelters, representing approximately 1,000 employees at Warrick, Indiana and Massena, New York.

In May 2026, new five-year collective bargaining agreements were ratified with the United Steelworkers in Canada (Syndicat des Métallos) at the Aluminerie de Bécancour Inc. (ABI) smelter in Québec, Canada, representing approximately 1,000 employees.

See the below sections for additional details on the above-described actions.

Results of Operations

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the quarterly and year-to-date periods outlined in the table below.

Selected Financial Data:

	Quarter ended		Six months ended
	Sequential		Year-to-date
Statement of Operations	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Sales	$3,966	$3,193	$7,159	$6,387
Cost of goods sold (exclusive of expenses below)	2,967	2,512	5,479	5,090
Selling, general administrative, and other expenses	101	83	184	153
Research and development expenses	11	10	21	24
Provision for depreciation, depletion, and amortization	173	162	335	301
Restructuring and other charges, net	(4)	18	14	19
Interest expense	36	35	71	109
Other expenses (income), net	200	(126)	74	(138)
Total costs and expenses	3,484	2,694	6,178	5,558
Income before income taxes	482	499	981	829
Provision for income taxes	73	82	155	130
Net income	409	417	826	699
Less: Net income (loss) attributable to noncontrolling interest	2	(8)	(6)	(13)
Net income attributable to Alcoa Corporation	$407	$425	$832	$712

	Quarter ended		Six months ended
Selected Financial Metrics	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Diluted income per share attributable to Alcoa Corporation common shareholders	$1.53	$1.60	$3.13	$2.69
Third-party shipments of alumina (kmt)	1,618	1,611	3,229	4,300
Third-party shipments of aluminum (kmt)	726	613	1,339	1,243
Average realized price per metric ton of alumina	$334	$324	$329	$475
Average realized price per metric ton of aluminum	$4,752	$4,209	$4,504	$3,177
Average Alumina Price Index (API)(1)	$307	$309	$308	$494
Average London Metal Exchange (LME) 15-day lag(2)	$3,585	$3,120	$3,352	$2,533

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

Overview

Sequential period comparison

Net income attributable to Alcoa Corporation decreased $18 primarily as a result of:

•
Unfavorable mark-to-market results on the Saudi Arabian Mining Company (Ma’aden) shares
•
Unfavorable mark-to-market results on derivative instruments
•
Net unfavorable currency impacts
•
Unfavorable energy impacts
•
Higher production costs in the Alumina segment

Partially offset by:

•
Higher aluminum prices
•
Higher shipments of aluminum

Year-to-date comparison

Net income attributable to Alcoa Corporation increased $120 primarily as a result of:

•
Higher aluminum prices

Partially offset by:

•
Lower alumina prices
•
Unfavorable mark-to-market results on derivative instruments
•
Net unfavorable currency impacts
•
Higher costs associated with the restart of the San Ciprián (Spain) smelter
•
Lower volumes and price from bauxite offtake and supply agreements
•
Higher energy prices in the Alumina segment

Sales

Sequential period comparison

Sales increased $773 primarily as a result of:

•
Higher shipments of aluminum
•
Higher average realized price of aluminum
•
Favorable currency impacts

Partially offset by:

•
Lower volumes and price from bauxite offtake and supply agreements
•
Unfavorable impacts from certain energy contracts linked to metal prices
•
Lower third-party energy sales

Year-to-date comparison

Sales increased $772 primarily as a result of:

•
Higher average realized price of aluminum
•
Higher shipments of aluminum
•
Higher third-party energy sales

Partially offset by:

•
Lower average realized price of alumina
•
Lower shipments of alumina
•
Lower volumes and price from bauxite offtake and supply agreements
•
Unfavorable impacts from certain energy contracts linked to metal pricing

Cost of goods sold

Sequential period comparison

Cost of goods sold as a percentage of sales decreased 4 percent primarily as a result of:

•
Higher aluminum prices
•
Higher shipments of aluminum

Partially offset by:

•
Unfavorable energy impacts
•
Higher production costs in the Alumina segment
•
Unfavorable impacts from certain energy contracts linked to metal prices
•
Tariffs on U.S. imports of aluminum from Canada

Year-to-date comparison

Cost of goods sold as a percentage of sales decreased 3 percent primarily as a result of:

•
Higher aluminum prices
•
Higher third-party energy sales

Partially offset by:

•
Tariffs on U.S. imports of aluminum from Canada
•
Lower alumina prices
•
Unfavorable currency impacts
•
Higher costs associated with the restart of the San Ciprián smelter
•
Lower volumes and price from bauxite offtake and supply agreements
•
Unfavorable impacts from certain energy contracts linked to metal pricing
•
Higher energy prices in the Alumina segment

Selling, general administrative, and other expenses

Sequential period comparison

Selling, general administrative, and other expenses increased $18 primarily as a result of increased fees for professional services.

Year-to-date comparison

Selling, general administrative, and other expenses increased $31 primarily as a result of:

•
Unfavorable currency revaluation impacts
•
Higher labor costs
•
Increased fees for professional services
•
Increased information technology services

Provision for depreciation, depletion, and amortization

Sequential period comparison

The Provision for depreciation, depletion, and amortization increased $11 primarily as a result of:

•
Higher depreciation in Brazil for mine reclamation and bauxite residue storage asset retirement obligations
•
Unfavorable currency impacts

Year-to-date comparison

The Provision for depreciation, depletion, and amortization increased $34 primarily as a result of:

•
Unfavorable currency impacts
•
Higher depreciation in Brazil for mine reclamation and bauxite residue storage asset retirement obligations
•
Higher depreciation in Australia for asset retirement obligations
•
Higher amortization in Australia for mine development costs

Partially offset by:

•
Lower depreciation expense related to the Kwinana (Australia) refinery closure

Interest expense

Sequential period comparison

Interest expense increased $1 primarily as a result of:

•
Debt settlement expenses for the remaining 2028 Notes extinguished in May 2026

Year-to-date comparison

Interest expense decreased $38 primarily as a result of:

•
Decreased interest and absence of debt settlement expenses for 5.500% Senior Notes due 2027 (the 2027 Notes) extinguished in March 2025 and December 2025
•
Decreased interest and debt settlement expenses for the 2028 Notes extinguished in March 2025 and May 2026
•
Absence of interest on unfavorable value added tax assessments in Brazil recognized in 2025
•
Increased capitalized interest

Partially offset by:

•
Interest on $500 6.125% Senior Notes due 2030 (the 2030 Notes) and $500 6.375% Senior Notes due 2032 (the 2032 Notes) issued in March 2025

Other expenses (income), net

Sequential period comparison

Other expenses (income), net was $200 in the second quarter of 2026 compared with ($126) in the first quarter of 2026. The unfavorable change of $326 was primarily a result of:

•
Unfavorable mark-to-market results on the Ma’aden shares
•
Unfavorable mark-to-market results on derivative instruments primarily due to lower power prices in the current quarter and unfavorable power price changes under a firming contract
•
Unfavorable currency revaluation impacts primarily due to absence of gains recognized in the first quarter of 2026 due to the U.S. dollar weakening against the Brazilian real
•
Absence of insurance claim settlement recognized in the first quarter of 2026

Year-to-date comparison

Other expenses (income), net was $74 in the six-month period of 2026 compared with ($138) in the six-month period of 2025. The unfavorable change of $212 was primarily a result of:

•
Unfavorable mark-to-market results on derivative instruments primarily due to changes in the euro foreign exchange rate and lower power prices in the current year, partially offset by favorable power price changes under a firming contract executed in June 2025
•
Unfavorable mark-to-market results on the Ma’aden shares in the six-month period of 2026

Partially offset by:

•
Favorable currency revaluation impacts primarily due to gains in the current year from the U.S. dollar weakening against the Brazilian real, partially offset by the absence of gains recognized in the prior year when the U.S. dollar weakened against the Brazilian real
•
Insurance claim settlement recognized in the first quarter of 2026

Restructuring and other charges, net

Sequential period comparison

In the second quarter of 2026, Restructuring and other charges, net of ($4) primarily related to:

•
($13) benefit for take-or-pay power contract costs at previously closed sites
•
$9 charge to record net additional asset retirement obligations and environmental remediation at previously closed sites

In the first quarter of 2026, Restructuring and other charges, net of $18 primarily related to:

•
$18 charge for take-or-pay power contract costs at previously closed sites

Year-to-date comparison

In the six-month period of 2026, Restructuring and other charges, net of $14 primarily related to:

•
$9 charge to record net additional asset retirement obligations and environmental remediation at previously closed sites
•
$5 charge for take-or-pay power contract costs at previously closed sites

In the six-month period of 2025, Restructuring and other charges, net of $19 primarily related to:

•
$20 charge to record net additional asset retirement obligations and environmental remediation at previously closed sites
•
$9 charge for certain employee obligations related to the February 2023 updated viability agreement reached with the workers’ representatives of the San Ciprián aluminum smelter

Partially offset by:

•
($10) benefit for take-or-pay contract costs at a previously closed site

Provision for income taxes

Sequential period comparison

The Provision for income taxes in the second quarter of 2026 was $73 on income before taxes of $482 or 15.1 percent. In comparison, the first quarter of 2026 Provision for income taxes was $82 on income before taxes of $499 or 16.4 percent.

The decrease in tax expense of $9 is primarily attributable to the absence of a valuation allowance of $22 recorded against certain deferred tax assets of a wholly-owned subsidiary in Canada during the first quarter of 2026, and an overall reduction in income in jurisdictions where taxes are paid, partially offset by the impact of the increased annualized effective tax rate when applied to current period earnings.

Year-to-date comparison

The Provision for income taxes in the six-month period of 2026 was $155 on income before taxes of $981 or 15.8 percent. In comparison, the six-month period of 2025 Provision for income taxes was $130 on income before taxes of $829 or 15.7 percent.

The increase in tax expense of $25 is primarily attributable to a valuation allowance of $22 recorded against certain deferred tax assets of a wholly-owned subsidiary in Canada during the first quarter of 2026.

Noncontrolling interest

On March 31, 2025, Alcoa and Trento EQT entered into a joint venture agreement with respect to the San Ciprián operations. Alcoa holds a 75% ownership interest and continues as managing operator, while Trento EQT holds the remaining 25% interest. Alcoa began recognizing earnings attributable to Trento EQT’s ownership interest within Noncontrolling interest in the second quarter of 2025.

Subsequent to June 30, 2026, the Company converted the mandatory convertible note of $153 (€130), provided to the San Ciprián operations in December 2025, and acquired Trento EQT’s remaining ownership interest for $28 (€25). As a result, Alcoa will hold a 100% ownership interest in the San Ciprián operations as of August 1, 2026 and recognize earnings attributable to noncontrolling interest through July 31, 2026.

Net income (loss) attributable to noncontrolling interest was $2 in the second quarter of 2026 compared with $(8) in the first quarter of 2026. The change is primarily a result of higher average realized price of aluminum.

Net income (loss) attributable to noncontrolling interest was $(6) in the six-month period of 2026 compared with $(13) in the six-month period of 2025. The change is primarily a result of higher average realized price of aluminum, partially offset by lower average realized price of alumina.

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

Alumina

Business Update. The average API of $307 per metric ton decreased 1 percent compared to the prior quarter. Compared to the six-month period of 2025, the average API decreased 38 percent year-over-year.

In the second quarter of 2026, the Alumina segment experienced higher energy prices, primarily fuel oil and diesel, related to the Middle East conflict.

Subsequent to June 30, 2026, the Pinjarra (Australia) refinery recovered stability and operating levels following operational instability that began in late March 2026 and was further exacerbated by gas supply disruptions associated with Cyclone Narelle.

Capacity. The Alumina segment had a base capacity of 11,653 kmt with 1,014 kmt of curtailed refining capacity. There was no change in curtailed capacity in 2026.

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

	Quarter ended		Six months ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Bauxite production (mdmt)	8.3	9.1	17.4	18.8
Third-party bauxite shipments (mdmt)	1.5	2.1	3.6	5.9
Alumina production (kmt)	2,218	2,355	4,573	4,706
Third-party alumina shipments (kmt)	1,618	1,611	3,229	4,300
Intersegment alumina shipments (kmt)	1,142	1,186	2,328	2,182
Produced alumina shipments (kmt)	2,288	2,206	4,494	4,700

Third-party bauxite sales	$85	$124	$209	$451
Third-party alumina sales	552	533	1,085	2,063
Total segment third-party sales	$637	$657	$1,294	$2,514
Intersegment alumina sales	453	445	898	1,179
Total sales	$1,090	$1,102	$2,192	$3,693
Adjusted operating costs	843	737	1,580	1,493
Other segment items	343	405	748	1,397
Segment Adjusted EBITDA	$(96)	$(40)	$(136)	$803

Average realized third-party price per metric ton of alumina	$334	$324	$329	$475
Adjusted operating cost per metric ton of produced alumina shipped	$368	$334	$352	$318

Production

Sequential period comparison

Alumina production decreased 6 percent primarily as a result of:

•
Lower production at the Pinjarra refinery due to continued instability following Cyclone Narelle in late March 2026

Year-to-date comparison

Alumina production decreased 3 percent primarily as a result of:

•
Lower production at the Pinjarra refinery due to continued instability following Cyclone Narelle in late March 2026

Third-party sales

Sequential period comparison

Third-party sales decreased $20 primarily as a result of:

•
Lower volumes and price from bauxite offtake and supply agreements

Partially offset by:

•
Favorable currency impacts

Year-to-date comparison

Third-party sales decreased $1,220 primarily as a result of:

•
Lower average realized price of $146 per metric ton principally driven by a lower average API
•
Lower shipments of alumina primarily due to lower sales of externally sourced alumina to satisfy certain customer commitments, lower production, and decreased trading
•
Lower volumes and price from bauxite offtake and supply agreements

Intersegment alumina sales

Sequential period comparison

Intersegment alumina sales increased $8 primarily as a result of:

•
Higher average API on sales to the Aluminum segment

Partially offset by:

•
Lower alumina shipments primarily due to lower production

Year-to-date comparison

Intersegment alumina sales decreased $281 primarily as a result of:

•
Lower average API on sales to the Aluminum segment

Partially offset by:

•
Higher alumina shipments primarily due to smelter capacity restarts

Segment Adjusted EBITDA

Sequential period comparison

Segment Adjusted EBITDA decreased $56 primarily as a result of:

•
Higher production costs, primarily at the Pinjarra refinery
•
Higher energy prices, primarily fuel oil and diesel, associated with the Middle East conflict

Year-to-date comparison

Segment Adjusted EBITDA decreased $939 primarily as a result of:

•
Lower average realized price
•
Lower volumes and price from bauxite offtake and supply agreements
•
Unfavorable currency impacts
•
Higher energy prices, primarily fuel oil and diesel, associated with the Middle East conflict
•
Lower shipments of alumina

Forward Look. For the third quarter of 2026 in comparison to the second quarter of 2026, the Alumina segment expects favorable production costs related to the recovery of stability at the Pinjarra refinery and lower energy prices, primarily diesel and fuel oil, to be partially offset by planned maintenance in Brazil.

The Company has decreased its 2026 projection for alumina production to range between 9.5 and 9.6 million metric tons, a reduction of between 0.2 and 0.3 million metric tons from the prior projection. The Company has also decreased its 2026 projection for alumina shipments to range between 11.5 and 11.6 million metric tons, a reduction of between 0.3 and 0.4 million metric tons from the prior projection. The reductions are due to lower production at the Pinjarra refinery related to instability experienced primarily in the second quarter of 2026. The overall difference between production and shipments reflects trading volumes and externally sourced alumina to fulfill customer contracts.

Aluminum

Business Update. In the second quarter of 2026, the Aluminum segment experienced record Segment Adjusted EBITDA of $1,073 and Segment Adjusted EBITDA as a percentage of sales of 32 percent. Aluminum prices increased sequentially with LME prices on a 15-day lag averaging $3,585 per metric ton in the second quarter of 2026. Additionally, the average Midwest premium increased 10 percent and the average Rotterdam premium increased 47 percent sequentially.

San Ciprián Smelter

The restart of the San Ciprián smelter was completed on April 7, 2026. At June 30, 2026, in connection with the viability agreement reached with the workers’ representatives of the San Ciprián smelter in December 2021 and subsequently updated in February 2023, the Company had restricted cash of $75 available for capital improvement commitments and restart costs incurred (which is subject to review by the workers’ representatives prior to release) at the site.

Capacity Restarts

During the second quarter of 2026, the Company continued to progress the restart of the Alumar (Brazil) smelter. The site was operating at approximately 93 percent of the site’s total annual capacity of 268 kmt (Alcoa share) as of June 30, 2026.

In the second quarter of 2026, the Company completed the restart of one potline (31 kmt) at the Lista smelter in Norway that began in the first quarter of 2026. The line was curtailed in August 2022.

In the second quarter of 2026, the Company completed the restart of 15 kmt of previously curtailed capacity at the Portland smelter in Australia that began in the first quarter of 2026.

In the table below, total aluminum third-party shipments include metric tons that were not produced by the Aluminum segment. Such aluminum was purchased by this segment to satisfy certain customer commitments. The Aluminum segment bears the risk of loss of the purchased aluminum until control of the product has been transferred to this segment’s customers. Additionally, Total shipments in 2025 included offtake from a joint venture supply agreement with Ma’aden prior to its termination in the first quarter of 2025. The contract was terminated in accordance with Alcoa’s sale of its 25.1% ownership in the Saudi Arabia joint venture to Ma’aden, which was completed on July 1, 2025.

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

	Quarter ended		Six months ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Aluminum production (kmt)	636	607	1,243	1,136
Total aluminum shipments (kmt)	726	613	1,339	1,243
Produced aluminum shipments (kmt)	680	580	1,260	1,148

Third-party aluminum sales	$3,446	$2,582	$6,028	$3,948
Other(1)	(116)	(46)	(162)	(91)
Total segment third-party sales	$3,330	$2,536	$5,866	$3,857
Intersegment sales	5	5	10	9
Total sales	$3,335	$2,541	$5,876	$3,866
Adjusted operating costs	1,688	1,430	3,118	3,152
Other segment items	574	417	991	483
Segment Adjusted EBITDA	$1,073	$694	$1,767	$231

Average realized third-party price per metric ton of aluminum	$4,752	$4,209	$4,504	$3,177
Adjusted operating cost per metric ton of produced aluminum shipped	$2,481	$2,468	$2,475	$2,746

(1)
Other includes third-party sales of energy, as well as realized gains and losses related to embedded derivative instruments designated as cash flow hedges of forward sales of aluminum.

Production

Sequential period comparison

Production increased 5 percent primarily as a result of:

•
Completion of the San Ciprián smelter restart, continued progress on the Alumar smelter restart, and completion of capacity restarts at the Lista (Norway) and Portland (Australia) smelters

Year-to-date comparison

Production increased 9 percent primarily as a result of:

•
Completion of the San Ciprián smelter restart and completion of capacity restarts at the Lista and Portland smelters

Third-party sales

Sequential period comparison

Third-party sales increased $794 primarily as a result of:

•
Higher shipments primarily due to inventory repositioned within North America in the first quarter 2026 and increased production related to capacity restarts
•
Higher average realized price of $543 per metric ton driven by a higher average LME (on a 15-day lag) and higher regional premiums, particularly the Midwest premium (United States and Canada) which rose by an average of 10 percent and the Rotterdam premium (Europe) which rose by an average of 47 percent

Partially offset by:

•
Unfavorable impacts from certain energy contracts linked to metal pricing
•
Lower third-party energy sales

Year-to-date comparison

Third-party sales increased $2,009 primarily as a result of:

•
Higher average realized price of $1,327 per metric ton driven by a higher average LME (on a 15-day lag) and higher regional premiums, particularly the Midwest premium (United States and Canada) which rose by an average of 179 percent and the Rotterdam premium (Europe) which rose by an average of 102 percent
•
Higher shipments primarily due to increased production related to capacity restarts and proactive inventory repositioning actions within North America taken in the first quarter of 2026
•
Higher third-party energy sales

Partially offset by:

•
Unfavorable impacts from certain energy contracts linked to metal pricing
•
Unfavorable currency impacts

Segment Adjusted EBITDA

Sequential period comparison

Segment Adjusted EBITDA increased $379 primarily as a result of:

•
Higher average realized price
•
Higher shipments, including higher value add product sales

Partially offset by:

•
Unfavorable impacts from certain energy contracts linked to metal pricing
•
Tariffs on U.S. imports of aluminum from Canada under Section 232 of the Trade Expansion Act of 1962
•
Lower third-party energy sales

Year-to-date comparison

Segment Adjusted EBITDA increased $1,536 primarily as a result of:

•
Higher average realized price
•
Favorable raw material costs primarily on lower average alumina input costs
•
Higher third-party energy sales

Partially offset by:

•
Tariffs on U.S. imports of aluminum from Canada, which were subject to a 25 percent tariff beginning March 12, 2025 until increasing to 50 percent on June 4, 2025 under Section 232 of the Trade Expansion Act of 1962
•
Higher costs associated with the restart of the San Ciprián smelter
•
Unfavorable impacts from certain energy contracts linked to metal pricing
•
Unfavorable currency impacts

The following table provides consolidated capacity and curtailed capacity (each in kmt) for each smelter owned by Alcoa Corporation:

		June 30, 2026		March 31, 2026		June 30, 2025
Facility	Country	Capacity(1)	Curtailed	Capacity(1)	Curtailed	Capacity(1)	Curtailed
Portland(2)	Australia	197	13	197	24	197	33
São Luís (Alumar)(3)	Brazil	268	20	268	25	268	25
Baie-Comeau	Canada	324	—	324	—	324	—
Bécancour	Canada	350	—	350	—	350	—
Deschambault	Canada	287	—	287	—	287	—
Fjarðaál	Iceland	351	—	351	—	351	—
Lista(4)	Norway	95	—	95	5	95	15
Mosjøen	Norway	200	—	200	—	200	—
San Ciprián(5)	Spain	228	—	228	4	228	214
Massena West	U.S.	130	—	130	—	130	—
Warrick	U.S.	215	54	215	54	215	54
		2,645	87	2,645	112	2,645	341

(1)
These figures represent Alcoa Corporation’s share of the facility Nameplate Capacity based on its ownership interest in the respective smelter.
(2)
In the second quarter of 2026, the Company completed the restart of 15 kmt of previously curtailed capacity at the Portland smelter in Australia that began in the first quarter of 2026.
(3)
In 2021, the Company announced the restart of its 268 kmt share of capacity at the Alumar smelter in São Luís, Brazil. Production began in the second quarter of 2022. During the second quarter of 2026, the Company continued to progress the restart of the smelter.
(4)
In the second quarter of 2026, the Company completed the restart of one potline (31 kmt) at the Lista smelter in Norway that began in the first quarter of 2026. The line was curtailed in August 2022.
(5)
In the third quarter of 2025, the Company resumed the restart at the San Ciprián smelter in Spain that was paused in April 2025 following a widespread power outage across Spain. The restart was completed on April 7, 2026.

Forward Look. For the third quarter of 2026 in comparison to the second quarter of 2026, the Aluminum segment expects lower production costs, primarily related to operating efficiencies at higher production levels, to fully offset unfavorable raw material costs, primarily on higher market prices for carbon materials, and lower third-party energy sales.

Alcoa expects 2026 total Aluminum segment production and shipments to remain unchanged from its prior projection, ranging between 2.4 and 2.6 million metric tons, and between 2.6 and 2.8 million metric tons, respectively.

Reconciliations of Certain Segment Information

Reconciliation of Total Segment Third-Party Sales to Consolidated Sales

	Quarter ended		Six months ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Alumina	$637	$657	$1,294	$2,514
Aluminum	3,330	2,536	5,866	3,857
Total segment third-party sales	$3,967	$3,193	$7,160	$6,371
Other	(1)	—	(1)	16
Consolidated sales	$3,966	$3,193	$7,159	$6,387

Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net Income Attributable to Alcoa Corporation

	Quarter ended		Six months ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Total Segment Adjusted EBITDA	$977	$654	$1,631	$1,034
Unallocated amounts:
Transformation(1)	(23)	(27)	(50)	(33)
Intersegment eliminations	2	7	9	238
Corporate expenses(2)	(60)	(39)	(99)	(82)
Provision for depreciation, depletion, and amortization	(173)	(162)	(335)	(301)
Restructuring and other charges, net	4	(18)	(14)	(19)
Interest expense	(36)	(35)	(71)	(109)
Other (expenses) income, net	(200)	126	(74)	138
Other(3)	(9)	(7)	(16)	(37)
Consolidated income before income taxes	482	499	981	829
Provision for income taxes	(73)	(82)	(155)	(130)
Net (income) loss attributable to noncontrolling interest	(2)	8	6	13
Consolidated net income attributable to Alcoa Corporation	$407	$425	$832	$712

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

Environmental Matters

See Part I Item 1 of this Form 10-Q in Note N to the Consolidated Financial Statements under caption Environmental Matters.

Liquidity and Capital Resources

Management believes that the Company’s cash on hand, projected cash flows, and liquidity options, combined with its strategic actions, will be adequate to fund its short-term (at least 12 months) and long-term operating and investing needs. Further, the Company has flexibility related to its use of cash; the Company has no significant debt maturities until 2029 and no significant cash contribution requirements related to its pension plan obligations.

In connection with the Transaction, on June 30, 2026, the Company obtained commitments for bridge financing of up to $3,100. The financing consists of commitments for a senior unsecured 364-day bridge term loan credit facility that would be available upon closing of the Transaction, subject to customary conditions, including the consummation of the Transaction in accordance with the terms of the Deed. The facility also contains customary representations, warranties, covenants, and indemnification provisions. The Company currently intends to replace the bridge financing with permanent financing prior to the closing date.

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

Cash from Operations

Cash provided from operations was $429 in the six-month period of 2026 compared with $563 in the same period in 2025. Notable changes included:

•
$127 favorable change in net income, primarily due to higher aluminum pricing, partially offset by lower alumina pricing, unfavorable currency impacts, higher production costs associated with the restart of the San Ciprián smelter, lower volumes and price from bauxite offtake and supply agreements, and higher energy prices in the Alumina segment; and,
•
$474 unfavorable change in certain working capital accounts, primarily an increase in receivables in the six-month period of 2026 on higher pricing for aluminum, partially offset by a higher decrease in accounts payable in the six-month period of 2025 compared to the six-month period of 2026. The higher decrease in accounts payable in the six-month period of 2025 was due to decreased alumina trading activity.

The Company utilizes a Receivables Purchase Agreement facility to sell up to $175 of certain receivables through a wholly-owned special purpose entity (SPE) to a financial institution on a revolving basis. Alcoa Corporation guarantees the performance obligations of the Company subsidiaries, and unsold customer receivables are pledged as collateral to secure the sold receivables. At June 30, 2026, the SPE held unsold customer receivables of $812 pledged as collateral against the sold receivables.

The Company continues to service the customer receivables and as customer payments are collected by the Company, the SPE transfers additional receivables to the financial institution rather than remitting cash.

In the six-month period of 2026, the Company sold gross customer receivables of $396 and reinvested collections of $396 from previously sold receivables. In the six-month period of 2025, the Company sold gross customer receivables of $447 and reinvested collections of $447 from previously sold receivables. There were no cash remittances to or from the financial institution in either period.

Cash collections from previously sold receivables yet to be reinvested of $36 were included in Accounts payable, trade on the Consolidated Balance Sheet as of June 30, 2026. Cash received from sold receivables under the agreement are presented within operating activities on the Statement of Consolidated Cash Flows. See Part I Item 1 of this Form 10-Q in Note H to the Consolidated Financial Statements.

Financing Activities

Cash used for financing activities was $293 in the six-month period of 2026 compared with $10 of cash provided from financing activities in the same period in 2025.

The use of cash in the six-month period of 2026 was primarily $219 to redeem the remaining aggregate principal amount of the 2028 Notes (see below), $53 of dividends paid on stock, and $9 of net short-term borrowings (see below).

The source of cash in the six-month period of 2025 was primarily $985 net proceeds from the issuance of the 2030 Notes and 2032 Notes and $27 of contributions from Trento EQT (see Noncontrolling interest above), partially offset by $890 to settle tender offers on the 2027 Notes and 2028 Notes, $53 of dividends paid on stock, and $42 of net payments on short-term borrowings.

Short-term Borrowings

The Company periodically enters into inventory repurchase agreements whereby the Company sells aluminum to a third party and agrees to subsequently repurchase substantially similar inventory. Upon shipment of inventory, the Company does not record the sale and reflects cash received in Short-term borrowings within Other current liabilities on the Consolidated Balance Sheet. The cash received and subsequently paid under these agreements is included in Cash (used for) provided from financing activities on the Statement of Consolidated Cash Flows.

During the six-month period of 2026, the Company recorded borrowings of $104 and repurchased $113 of inventory related to these agreements. During the six-month period of 2025, the Company recorded borrowings of $51 and repurchased $93 of inventory related to these agreements.

There were no net borrowings from inventory repurchase agreements as of June 30, 2026.

144A Debt

On May 15, 2026, ANHBV redeemed the remaining $219 aggregate principal amount of its 2028 Notes. The notes were redeemed at a price equal to 100 percent of the principal amount, plus accrued and unpaid interest, using cash on hand.

Credit Facilities

Revolving Credit Facility

The Company and ANHBV, a wholly-owned subsidiary of Alcoa Corporation and the borrower, have a $1,250 revolving credit and letter of credit facility in place for working capital and/or other general corporate purposes (the Revolving Credit Facility). The Revolving Credit Facility, established in September 2016, most recently amended and restated in June 2022 and amended in July 2026, is scheduled to mature in June 2028. Subject to the terms and conditions under the Revolving Credit Facility, the Company or ANHBV may borrow funds or issue letters of credit. Under the terms of the January 2024 amendment (Amendment No. 1), the Company agreed to provide collateral for its obligations under the Revolving Credit Facility. In August 2025, Alcoa Corporation, ANHBV, and certain subsidiaries of the Company entered into Amendment No. 2 to the Revolving Credit Facility to allow for certain changes in the Company’s legal structure and update certain exceptions to collateral requirements. In May 2026, Alcoa Corporation, ANHBV, and certain subsidiaries of the Company entered into Amendment No. 3 to the Revolving Credit Facility extending maturity from June 2027 to June 2028 and modifying certain pricing provisions. In July 2026, Alcoa Corporation, ANHBV, and certain subsidiaries of the Company entered into Amendment No. 4 to the Revolving Credit Facility to exclude from the events of default certain repayments of indebtedness that may occur in connection with the Transaction (see AliGroup Acquisition above). See Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K in Note M to the Consolidated Financial Statements for the year ended December 31, 2025 for more information on the Revolving Credit Facility.

As of June 30, 2026, the Company was in compliance with all financial covenants. The Company may access the entire amount of commitments under the Revolving Credit Facility. There were no borrowings outstanding at June 30, 2026, and no amounts were borrowed during the six-month periods of 2026 and 2025 under the Revolving Credit Facility.

Japanese Yen Revolving Credit Facility

The Company and ANHBV had a $200 revolving credit facility available to be drawn in Japanese yen (the Japanese Yen Revolving Credit Facility) that matured on April 24, 2026 with no amounts outstanding at expiration. No amounts were borrowed during the six-month periods of 2026 and 2025 under the Japanese Yen Revolving Credit Facility. See Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K in Note M to the Consolidated Financial Statements for the year ended December 31, 2025 for more information on the Japanese Yen Revolving Credit Facility.

Bridge Financing

In connection with the Transaction (see AliGroup Acquisition above), on June 30, 2026, the Company obtained commitments for bridge financing of up to $3,100. The financing consists of commitments for a senior unsecured 364-day bridge term loan credit facility that would be available upon closing of the Transaction, subject to customary conditions, including the consummation of the Transaction in accordance with the terms of the Deed. The facility also contains customary representations, warranties, covenants, and indemnification provisions. The Company currently intends to replace the bridge financing with permanent financing prior to the closing date.

Dividend

On May 7, 2026, the Board of Directors declared a quarterly cash dividend of $0.10 per share of the Company’s common stock to stockholders of record as of the close of business on May 19, 2026. In June 2026, the Company paid cash dividends of $26.

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

On February 6, 2026, Moody’s Investor Service affirmed the rating of Alcoa’s long-term debt as Ba1 and affirmed the outlook as stable.

Ratings are not a recommendation to buy or hold any of Alcoa’s securities and they may be revised or revoked at any time at the sole discretion of the rating organization.

Investing Activities

Cash used for investing activities was $332 in the six-month period of 2026 compared with $240 for the same period in 2025.

In the six-month period of 2026, the use of cash was primarily attributable to capital expenditures of $305, cash contributions to the ELYSIS® partnership of $31, and a cash contribution upon formation of the gallium joint venture $24 (see Gallium Joint Venture above).

In the six-month period of 2025, the use of cash was primarily attributable to capital expenditures of $224 and cash contributions to the ELYSIS partnership of $29, partially offset by cash received of $11 for the sale of a non-core investment.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Alcoa Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the U.S. Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, and they have concluded that these controls and procedures were effective as of June 30, 2026.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

(dollars in millions)

We face a number of risks that could materially and adversely affect our business, results of operations, cash flow, liquidity, or financial condition. A full discussion of our risk factors can be found in Part I Item 1A. Risk Factors of Alcoa Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The information below includes additional risks relating to Alcoa’s proposed transaction to acquire South32 Limited’s (South32) equity interests in its bauxite, alumina, and aluminum assets (the Transaction), pursuant to the Umbrella Implementation Deed (the Deed), dated as of June 30, 2026.

The Transaction may be delayed or may not be completed, which could adversely affect Alcoa’s business, financial condition, results of operations, and stock price.

Completion of the Transaction is subject to various closing conditions, including approval by South32 shareholders, regulatory and governmental approvals, effectiveness of the Registration Statement on Form S-4, approvals for listing Alcoa common stock and quotation of CHESS Depositary Interests (CDIs) to be issued, and other customary conditions specified in the Deed.

The regulatory and governmental approvals may not be obtained, may be delayed, or may be obtained only subject to conditions that are not acceptable to Alcoa or South32 or consistent with the terms of the Deed. Alcoa and South32 may waive certain of these conditions and also have termination rights under the Deed, in certain circumstances. If the Deed is terminated or any closing condition is not satisfied or, where waivable, waived, the Transaction will not be completed.

Alcoa expects to incur significant costs associated with the Transaction. Alcoa’s fees and expenses related to the Transaction include financial advisor fees, filing fees, legal and accounting fees, and regulatory taxes and fees.

If the Transaction is delayed or not completed, Alcoa may not realize the expected benefits of the Transaction and may be adversely affected by negative reactions from financial markets, customers, suppliers, employees, or other business partners; the incurrence of significant transaction-related costs, including costs that are payable regardless of whether the Transaction is completed; potential termination fee obligations; and litigation relating to the Transaction, its termination, or efforts to compel performance under the Deed. Any of these factors could adversely affect Alcoa’s business, financial condition, results of operations, cash flows, or stock price.

The issuance of shares of Alcoa common stock dilutes the ownership position of the Company’s existing stockholders and the price of Alcoa common stock may be affected.

The consideration payable in the Transaction includes shares of Alcoa common stock representing approximately 6 percent of Alcoa’s outstanding shares post issuance. Consequently, the Company’s existing stockholders will own a smaller proportion of Alcoa common stock.

The issuance of new shares of Alcoa common stock could adversely affect the market price of Alcoa common stock. In addition, South32 shareholders, who will receive Alcoa common stock, may decide to sell some or all of their shares following completion of the Transaction, and South32 may ultimately effect a sale or distribution of the Alcoa common stock it receives, each of which could have the effect of depressing the market price for Alcoa common stock. The price of Alcoa common stock and CDIs may fluctuate significantly in the days following the completion of the Transaction, including as a result of factors over which the Company has no control.

The market price of Alcoa common stock following completion of the Transaction may also be affected by a variety of factors, including whether expected benefits of the Transaction are realized; transaction-related costs are greater than expected; or Alcoa’s financial position, results of operations, or cash flows meet the expectations of investors and financial analysts. Consequently, the market price of Alcoa common stock may decline following completion of the Transaction.

Alcoa may not realize the intended benefits of the Transaction, and integration may disrupt Alcoa’s current plans or operations.

Alcoa may not successfully integrate the acquired operations or otherwise realize the expected benefits of the Transaction. Integration may result in operational disruptions, increased costs, delays in realizing expected synergies, or financial and operating performance that differs from expectations. As a result, the Transaction may not be accretive to earnings per share, improve Alcoa’s balance sheet position, or enhance Alcoa’s ability to generate additional free cash flow.

Integration efforts may also divert management’s attention from existing operations; disrupt customer, supplier, and other business relationships; present challenges in integrating employees, information technology, communications, and other systems; result in previously unknown liabilities; or require unforeseen expenses.

Financing the Transaction may require substantial indebtedness, and permanent financing may not be available on favorable terms, which will increase available capital and credit-related risks.

In connection with the Transaction, the Company obtained commitments for bridge financing of up to $3,100 consisting of a senior unsecured 364-day bridge term loan credit facility available upon closing of the Transaction, subject to customary conditions, including the consummation of the Transaction in accordance with the terms of the Deed. The Company intends to replace the bridge financing with permanent financing prior to the closing date.

Market conditions, volatility in the credit markets, changes in interest rates, or changes in Alcoa’s credit profile, and other factors outside of Alcoa’s control, could increase borrowing costs or limit the availability of permanent financing on terms acceptable to the Company. If permanent financing is not available on favorable terms or in a timely manner, Alcoa may be required to utilize all or a portion of the bridge financing, resulting in higher borrowing costs and reduced financial flexibility. In addition, if attractive debt financing cannot be obtained, Alcoa may seek alternative sources of funding, including the issuance of equity securities, which could dilute existing stockholders.

The increased indebtedness Alcoa expects to incur in connection with the Transaction may, among other impacts, reduce Alcoa’s flexibility to respond to changing business and economic conditions, increase borrowing costs, and limit Alcoa’s ability to pursue strategic opportunities, further increasing capital and credit-related risks. In addition, financing arrangements governing such indebtedness may impose operating and financial restrictions. Risks, uncertainties, and events beyond Alcoa’s control could affect its ability to comply with applicable covenants, and failure to comply could result in a default, trigger cross-default provisions, permit lenders to accelerate debt maturities, or impair Alcoa’s ability to obtain additional financing or satisfy its obligations.

Any of these factors could adversely affect Alcoa’s financial condition, results of operations, cash flows, credit profile, and the anticipated benefits of the Transaction.

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

Item 5. Other Information.

Trading Arrangements

None of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the U.S. Securities Exchange Act of 1934, as amended, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended June 30, 2026.

Item 6. Exhibits.

2.1**†

Umbrella Implementation Deed, dated as of June 30, 2026, by and among, inter alios, Alcoa Corporation and South32 Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 2, 2026 (File No. 1-37816))

10.1

Amendment No. 3, dated as of May 4, 2026, which includes, as Exhibit A thereto, the Revolving Credit Agreement, dated as of September 16, 2016, as amended as of October 26, 2016, as amended and restated as of November 14, 2017, as amended and restated as of November 21, 2018, as amended as of August 16, 2019, as amended as of April 21, 2020, as amended as of June 24, 2020, as amended as of March 4, 2021, as amended and restated as of June 27, 2022, as amended as of January 17, 2024, as amended as of August 4, 2025 and as amended as of May 4, 2026, among Alcoa Corporation, Alcoa Global Holding B.V., Alcoa Nederland Holding B.V., the lenders and issuers from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders and issuers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 4, 2026 (File No. 1-37816))

10.2

Amendment No. 4, dated as of July 14, 2026, to the Revolving Credit Agreement, dated as of September 16, 2016, as amended as of October 26, 2016, as amended and restated as of November 14, 2017, as amended and restated as of November 21, 2018, as amended as of August 16, 2019, as amended as of April 21, 2020, as amended as of June 24, 2020, as amended as of March 4, 2021, as amended and restated as of June 27, 2022, as amended as of January 17, 2024, as amended as of August 4, 2025, as amended as of May 4, 2026, and as amended as of July 14, 2026, among Alcoa Corporation, Alcoa Global Holding B.V., Alcoa Nederland Holding B.V., the lenders and issuers from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders and issuers (filed herewith)

10.3*	Terms and Conditions for Deferred Fee Restricted Share Units Director Awards, effective May 6, 2026 (filed herewith)

10.4*	Terms and Conditions for Restricted Share Units Annual Director Awards, effective May 6, 2026 (filed herewith)

10.5*

Alcoa Corporation Stock and Incentive Compensation Plan (as Amended and Restated) (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on May 7, 2026 (File No. 1-37816))

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

** Portions of this exhibit have been redacted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the Commission an unredacted copy of the exhibit upon request.

† Certain schedules, exhibits, and appendices of this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of any omitted schedule, exhibit, or appendix to the Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alcoa Corporation

July 30, 2026	/s/ Molly S. Beerman
Date	Molly S. Beerman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

July 30, 2026	/s/ Renee R. Henry
Date	Renee R. Henry
Senior Vice President and Controller
(Principal Accounting Officer)