Form 10-Q
period 2026-09-30
Alcoa Corp
filed 2026-10-29
CIK 1675149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

As of October 26, 2026, 263,969,874 shares of the registrant’s Common Stock, par value $0.01 per share, were outstanding.

Cautionary Statement on Forward-Looking Statements

This report contains statements that relate to future events and expectations and as such constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “aims,” “ambition,” “anticipates,” “believes,” “could,” “develop,” “endeavors,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “outlook,” “potential,” “plans,” “projects,” “reach,” “seeks,” “sees,” “should,” “strive,” “targets,” “will,” “working,” “would,” or other words of similar meaning. All statements by Alcoa Corporation (Alcoa) that reflect expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, statements regarding Alcoa’s proposed transaction to acquire South32 Limited’s equity interests in certain bauxite, alumina, and aluminum assets (referred to as the Transaction); the ability of the parties to complete the Transaction on the expected timeline or at all considering the closing conditions; the expected benefits of the Transaction, including the anticipated synergies and earnings per share and free cash flow accretion; the competitive ability and position following completion of the Transaction; forecasts concerning global demand growth for bauxite, alumina, and aluminum, and supply/demand balances; statements, projections or forecasts of future or targeted financial results, or operating performance (including our ability to execute on strategies related to environmental, social and governance matters); statements about strategies, outlook, and business and financial prospects (including related to production and shipments); and statements about capital allocation and return of capital. These statements reflect beliefs and assumptions that are based on Alcoa’s perception of historical trends, current conditions, and expected future developments, as well as other factors that management believes are appropriate in the circumstances.

Forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and changes in circumstances that are difficult to predict. Although Alcoa believes that the expectations reflected in any forward-looking statements are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, but are not limited to: (a) the non-satisfaction or non-waiver, on a timely basis or otherwise, of one or more closing conditions to the Transaction; (b) the prohibition or delay of the completion of the Transaction by a governmental entity; (c) the risk that the Transaction may not be completed in the expected time frame or at all; (d) unexpected costs, charges or expenses resulting from the Transaction; (e) uncertainty of the expected financial performance following completion of the Transaction; (f) uncertainty of any contingent payment required to be made in connection with the Transaction following completion; (g) failure to realize the anticipated benefits of the Transaction; (h) the occurrence of any event that could give rise to termination of the Transaction; (i) potential litigation in connection with the Transaction or other settlements or investigations that may affect the timing or occurrence of the Transaction or result in significant costs of defense, indemnification and liability; (j) the impact of global economic conditions on the aluminum industry and aluminum end-use markets; (k) volatility and declines in aluminum and alumina demand and pricing, including global, regional, and product-specific prices, or significant changes in production costs which are linked to the London Metal Exchange (LME) or other commodities; (l) the disruption of market-driven balancing of global aluminum supply and demand by non-market forces; (m) competitive and complex conditions in global markets; (n) our ability to obtain, maintain, or renew permits or approvals necessary for our mining operations; (o) rising energy costs and interruptions or uncertainty in energy supplies; (p) unfavorable changes in the cost, quality, or availability of raw materials or other key inputs, or by disruptions in the supply chain; (q) economic, political, and social conditions, including the impact of trade policies, tariffs, and adverse industry publicity; (r) legal proceedings, investigations, or changes in foreign and/or U.S. federal, state, or local laws, regulations, or policies; (s) changes in tax laws or exposure to additional tax liabilities; (t) climate change, climate change legislation or regulations, and efforts to reduce emissions and build operational resilience to extreme weather conditions; (u) disruptions in the global economy caused by ongoing regional conflicts and wars; (v) fluctuations in foreign currency exchange rates and interest rates, inflation and other economic factors in the countries in which we operate; (w) global competition within and beyond the aluminum industry; (x) our ability to achieve our strategies or expectations relating to environmental, social, and governance considerations; (y) claims, costs, and liabilities related to health, safety and environmental laws, regulations, and other requirements in the jurisdictions in which we operate; (z) liabilities resulting from impoundment structures, which could impact the environment or cause exposure to hazardous substances or other damage; (aa) dilution of the ownership position of Alcoa’s stockholders (including as a result of the Transaction), price volatility, and other impacts on the price of Alcoa common stock by the secondary listing of the Alcoa common stock on the Australian Securities Exchange; (bb) our ability to obtain or maintain adequate insurance coverage; (cc) our ability to execute on our strategy to reduce complexity and optimize our asset portfolio and to realize the anticipated benefits from announced plans, programs, initiatives relating to our portfolio, capital investments, and developing technologies; (dd) our ability to integrate and achieve intended results from joint ventures, other strategic alliances, and strategic business transactions; (ee) significant declines in the market value of our marketable securities; (ff) our ability to fund capital expenditures; (gg) deterioration in our credit profile or increases in interest rates; (hh) impacts on our current and future operations due to our indebtedness and our ability to reduce indebtedness; (ii) our ability to continue to return capital to our stockholders through the payment of cash dividends and/or the repurchase of our common stock; (jj) cyber attacks, security breaches, system failures, software or application vulnerabilities, or other cyber incidents; (kk) labor market conditions, union disputes and other employee relations issues; and (ll) the other risk factors discussed in Alcoa’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, Part II Item 1A of this Form 10-Q, and other reports filed by Alcoa Corporation with the U.S. Securities and Exchange Commission, including those described in this report.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	Third quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Sales (E)	$3,704	$2,995	$10,863	$9,382
Cost of goods sold (exclusive of expenses below)	2,822	2,695	8,301	7,785
Selling, general administrative, and other expenses	97	78	281	231
Research and development expenses	8	11	29	35
Provision for depreciation, depletion, and amortization	176	160	511	461
Restructuring and other charges, net (D)	18	885	32	904
Interest expense	42	33	113	142
Other (income) expenses, net (O)	(32)	(1,034)	42	(1,172)
Total costs and expenses	3,131	2,828	9,309	8,386
Income before income taxes	573	167	1,554	996
Provision for (benefit from) income taxes	91	(51)	246	79
Net income	482	218	1,308	917
Less: Net loss attributable to noncontrolling interest	(1)	(14)	(7)	(27)
NET INCOME ATTRIBUTABLE TO ALCOA CORPORATION	$483	$232	$1,315	$944
EARNINGS PER SHARE ATTRIBUTABLE TO ALCOA CORPORATION COMMON SHAREHOLDERS (F):
Basic	$1.83	$0.88	$4.98	$3.59
Diluted	$1.81	$0.88	$4.95	$3.57

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Comprehensive Income (unaudited)

(in millions)

	Alcoa Corporation		Noncontrolling interest		Total
	Third quarter ended September 30,		Third quarter ended September 30,		Third quarter ended September 30,
	2026	2025	2026	2025	2026	2025
Net income (loss)	$483	$232	$(1)	$(14)	$482	$218
Other comprehensive income (loss), net of tax (G):
Change in unrecognized net actuarial gain/loss and prior service cost/benefit related to pension and other postretirement benefits	11	7	—	—	11	7
Foreign currency translation adjustments	26	87	—	—	26	87
Net change in unrecognized gains/losses on cash flow hedges	295	(100)	—	—	295	(100)
Total Other comprehensive income (loss), net of tax	332	(6)	—	—	332	(6)
Comprehensive income (loss)	$815	$226	$(1)	$(14)	$814	$212

	Alcoa Corporation		Noncontrolling interest		Total
	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025	2026	2025
Net income (loss)	$1,315	$944	$(7)	$(27)	$1,308	$917
Other comprehensive income (loss), net of tax (G):
Change in unrecognized net actuarial gain/loss and prior service cost/benefit related to pension and other postretirement benefits	36	23	—	—	36	23
Foreign currency translation adjustments	174	479	(3)	10	171	489
Net change in unrecognized gains/losses on cash flow hedges	576	(131)	—	—	576	(131)
Total Other comprehensive income (loss), net of tax	786	371	(3)	10	783	381
Comprehensive income (loss)	$2,101	$1,315	$(10)	$(17)	$2,091	$1,298

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents (L)	$4,408	$1,597
Receivables from customers (H)	1,349	1,064
Other receivables	174	204
Inventories (I)	2,570	2,177
Fair value of derivative instruments (L)	273	49
Prepaid expenses and other current assets	395	378
Total current assets	9,169	5,469
Properties, plants, and equipment	21,428	20,537
Less: accumulated depreciation, depletion, and amortization	14,431	13,837
Properties, plants, and equipment, net	6,997	6,700
Investments	535	477
Noncurrent marketable securities (C & L)	1,389	1,397
Deferred income taxes	676	687
Fair value of derivative instruments (L)	86	34
Other noncurrent assets (O)	1,510	1,365
Total assets	$20,362	$16,129
LIABILITIES
Current liabilities:
Accounts payable, trade	$1,904	$1,938
Accrued compensation and retirement costs	377	383
Taxes, including income taxes	379	294
Fair value of derivative instruments (L)	514	467
Other current liabilities	799	718
Long-term debt due within one year (J & L)	1	1
Total current liabilities	3,974	3,801
Long-term debt, less amount due within one year (J & L)	4,821	2,438
Accrued pension benefits (K)	234	257
Accrued other postretirement benefits (K)	404	427
Asset retirement obligations	1,060	1,120
Environmental remediation (N)	209	206
Fair value of derivative instruments (L)	781	1,134
Noncurrent income taxes	61	65
Other noncurrent liabilities and deferred credits	573	487
Total liabilities	12,117	9,935
CONTINGENCIES AND COMMITMENTS (N)
MEZZANINE EQUITY
Noncontrolling interest (C)	—	76
EQUITY
Common stock	3	3
Additional capital	11,673	11,575
Retained earnings (deficit)	964	(271)
Accumulated other comprehensive loss (G)	(4,395)	(5,189)
Total equity	8,245	6,118
Total liabilities, mezzanine equity, and equity	$20,362	$16,129

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Nine months ended September 30,
	2026	2025
CASH FROM OPERATIONS
Net income	$1,308	$917
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion, and amortization	511	461
Deferred income taxes	(16)	(205)
Equity loss, net of dividends	17	1
Restructuring and other charges, net (D)	32	904
Net loss (gain) from investing activities – asset and investment sales (O)	11	(785)
Mark-to-market loss (gain) on noncurrent marketable securities (O)	7	(267)
Net periodic pension benefit cost (K)	19	14
Stock-based compensation	43	33
Loss (gain) on mark-to-market derivative financial contracts	42	(48)
Other	47	65
Changes in assets and liabilities, excluding effects of divestitures and foreign currency translation adjustments:
(Increase) decrease in receivables	(223)	101
Increase in inventories	(349)	(61)
Decrease in prepaid expenses and other current assets	49	127
Decrease in accounts payable, trade	(61)	(260)
Decrease in accrued expenses	(32)	(237)
Increase in taxes, including income taxes	86	86
Pension contributions (K)	(9)	(16)
Increase in noncurrent assets	(196)	(91)
Decrease in noncurrent liabilities	(214)	(91)
CASH PROVIDED FROM OPERATIONS	1,072	648
FINANCING ACTIVITIES
Additions to debt (J)	2,704	1,040
Payments on debt (J)	(332)	(1,069)
Dividends paid on Alcoa preferred stock	—	(1)
Dividends paid on Alcoa common stock	(80)	(78)
Payments related to tax withholding on stock-based compensation awards	(12)	(5)
Financial contributions for the divestiture of businesses	—	(6)
Contributions from noncontrolling interest (C)	—	27
Acquisition of noncontrolling interest (C)	(28)	—
Other	39	(3)
CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES	2,291	(95)
INVESTING ACTIVITIES
Capital expenditures	(476)	(375)
Proceeds from the sale of assets	8	3
Additions to investments	(71)	(42)
Sale of investments	2	161
Other	22	2
CASH USED FOR INVESTING ACTIVITIES	(515)	(251)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(2)	38
Net change in cash and cash equivalents and restricted cash	2,846	340
Cash and cash equivalents and restricted cash at beginning of year	1,692	1,234
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$4,538	$1,574

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa Corporation and Subsidiaries

Statement of Changes in Consolidated Mezzanine Equity and Equity (unaudited)

(in millions)

	Mezzanine equity	Alcoa Corporation shareholders
	Non- controlling interest	Preferred stock	Common stock	Additional capital	Retained (deficit) earnings	Accumulated other comprehensive (loss) income	Total equity
Balance at January 1, 2025	$—	$—	$3	$11,587	$(1,323)	$(5,110)	$5,157
Net income	—	—	—	—	548	—	548
Other comprehensive income (G)	—	—	—	—	—	206	206
Stock-based compensation	—	—	—	11	—	—	11
Net effect of tax withholding for compensation plans and exercise of stock options	—	—	—	(5)	—	—	(5)
Dividends paid on Alcoa preferred stock ($0.10 per share)	—	—	—	—	—	—	—
Dividends paid on Alcoa common stock ($0.10 per share)	—	—	—	—	(26)	—	(26)
Joint venture formation (C)	103	—	—	(45)	—	(31)	(76)
Balance at March 31, 2025	$103	$—	$3	$11,548	$(801)	$(4,935)	$5,815
Net (loss) income	(13)	—	—	—	164	—	164
Other comprehensive income (G)	10	—	—	—	—	171	171
Stock-based compensation	—	—	—	12	—	—	12
Dividends paid on Alcoa preferred stock ($0.10 per share)	—	—	—	—	(1)	—	(1)
Dividends paid on Alcoa common stock ($0.10 per share)	—	—	—	—	(26)	—	(26)
Balance at June 30, 2025	$100	$—	$3	$11,560	$(664)	$(4,764)	$6,135
Net (loss) income	(14)	—	—	—	232	—	232
Other comprehensive loss (G)	—	—	—	—	—	(6)	(6)
Stock-based compensation	—	—	—	10	—	—	10
Dividends paid on Alcoa preferred stock ($0.10 per share)	—	—	—	—	—	—	—
Dividends paid on Alcoa common stock ($0.10 per share)	—	—	—	—	(26)	—	(26)
Balance at September 30, 2025	$86	$—	$3	$11,570	$(458)	$(4,770)	$6,345

Balance at January 1, 2026	$76	$—	$3	$11,575	$(271)	$(5,189)	$6,118
Net (loss) income	(8)	—	—	—	425	—	425
Other comprehensive (loss) income (G)	(3)	—	—	—	—	308	308
Stock-based compensation	—	—	—	13	—	—	13
Net effect of tax withholding for compensation plans and exercise of stock options	—	—	—	(11)	—	—	(11)
Dividends paid on Alcoa common stock ($0.10 per share)	—	—	—	—	(27)	—	(27)
Balance at March 31, 2026	$65	$—	$3	$11,577	$127	$(4,881)	$6,826
Net income	2	—	—	—	407	—	407
Other comprehensive income (G)	—	—	—	—	—	146	146
Stock-based compensation	—	—	—	17	—	—	17
Dividends paid on Alcoa common stock ($0.10 per share)	—	—	—	—	(26)	—	(26)
Balance at June 30, 2026	$67	$—	$3	$11,594	$508	$(4,735)	$7,370
Net (loss) income	(1)	—	—	—	483	—	483
Other comprehensive income (G)	—	—	—	—	—	332	332
Stock-based compensation	—	—	—	13	—	—	13
Net effect of tax withholding for compensation plans and exercise of stock options	—	—	—	(1)	—	—	(1)
Dividends paid on Alcoa common stock ($0.10 per share)	—	—	—	—	(27)	—	(27)
Acquisition of noncontrolling interest (C)	(66)	—	—	30	—	8	38
Other (M)	—	—	—	37	—	—	37
Balance at September 30, 2026	$—	$—	$3	$11,673	$964	$(4,395)	$8,245

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

Prior to Alcoa’s acquisition of Trento Equity Holdings, S.L.U.’s (Trento EQT), formerly known as IGNIS Equity Holdings, SL, remaining ownership interest in the San Ciprián (Spain) joint venture in the third quarter of 2026 (see Note C), Alcoa consolidated the San Ciprián operations and reflected Trento EQT’s ownership interest as Noncontrolling interest on the accompanying Consolidated Balance Sheet.

B. Recently Adopted and Recently Issued Accounting Guidance

In May 2026, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2026-02 which provides recognition, measurement, presentation, and disclosure requirements for entities that generate, purchase, or receive environmental credits or have regulatory environmental compliance obligations that may be settled with environmental credits. The guidance is effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption is permitted. Management does not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations.

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

C. Acquisitions, Divestitures, and Joint Ventures

AliGroup Acquisition

During the third quarter of 2026, Alcoa continued to advance the acquisition of South32 Limited’s (South32) equity interests in certain bauxite, alumina, and aluminum assets (referred to as AliGroup) (the Transaction). The Company filed the registration statement on Form S-4 with respect to Alcoa shares to be issued as Transaction consideration, which was subsequently declared effective, and progressed regulatory approvals. In September 2026, Alcoa, through wholly-owned subsidiaries, completed debt offerings of $2,600 (see Note J) to fund a portion of the cash consideration. On October 15, 2026, South32 shareholders approved the Transaction.

On June 30, 2026, Alcoa entered into an Umbrella Implementation Deed (Deed) with South32 to acquire AliGroup for consideration consisting of $3,100 of cash and approximately 17 million shares of Alcoa common stock (which may, in part, be delivered in the form of Alcoa CHESS Depositary Interests (CDIs)) with an agreed value as of the execution of the Deed of approximately $1,000 (based on the volume weighted average price over the 10 trading days ended June 26, 2026 of $58.79 per share), subject to customary adjustments set forth in the Deed. In addition, Alcoa agreed to pay South32 a ticking fee equal to 5 percent per annum on the $3,100 cash consideration for the period from October 15, 2026, the date of South32 shareholder approval, through the closing date. Alcoa also agreed to pay South32 up to an aggregate $750 in cash contingent on average alumina and aluminum prices exceeding the respective agreed strike prices for each of four successive, annual periods, beginning July 1, 2026 for a specific portion of the related alumina and aluminum production volumes of the acquired assets. The Transaction utilizes a locked box mechanism under which the purchase price is based on AliGroup’s financial position as of March 31, 2026 (the Locked Box Date), and Alcoa is entitled to the economic benefits and risks of ownership from the Locked Box Date through the closing date. Customary protections apply to prevent leakage of value from AliGroup between the Locked Box Date and the closing date, subject to customary exceptions for permitted leakage. The Deed also contains customary representations and warranties, covenants, indemnification obligations, and termination fees for transactions of this nature.

AliGroup includes South32’s 86% interests in the Boddington bauxite mine and the Worsley alumina refinery in Australia; 100% interests in the Hillside aluminum smelter and idled Bayside smelter property in South Africa; and interests of 33% in the Mineração Rio do Norte (MRN) bauxite mine, 36% in the Alumar refinery, and 40% in the Alumar smelter, each in Brazil.

Closing is expected in the first half of 2027, subject to the satisfaction or waiver of closing conditions, including receipt of required regulatory approvals and other customary conditions specified in the Deed.

During the third quarter and nine-month period of 2026, the Company incurred transaction-related costs of $14 and $27, respectively, which were included in Selling, general administrative, and other expenses on the accompanying Statement of Consolidated Operations. The Company expects to incur additional transaction-related costs, including advisory, legal, accounting, and valuation fees, which will be expensed as incurred.

San Ciprián Joint Venture

On July 1, 2026, the Company converted the $153 (€130) mandatory convertible note provided to the San Ciprián joint venture in December 2025, increasing Alcoa’s ownership interest to 90.78%. On August 1, 2026, the Company acquired Trento EQT’s remaining ownership interest for $28 (€25). The Company recognized earnings attributable to noncontrolling interest through July 31, 2026.

The conversion of the note and acquisition of the remaining ownership interest resulted in a reduction to Noncontrolling interest ($58) and corresponding increase to Additional capital; certain amounts related to foreign currency translation adjustments previously included within Noncontrolling interest ($8) were reclassified to Accumulated other comprehensive loss.

The joint venture was formed on March 31, 2025 when Alcoa and Trento EQT entered into a joint venture agreement (the Agreement) with respect to the San Ciprián operations, whereby Alcoa held a 75% ownership interest and continued as the managing operator, and Trento EQT held the remaining 25% interest. Alcoa and Trento EQT contributed $81 (€75) and $27 (€25), respectively, to form the joint venture. The formation of the joint venture was accounted for as an equity transaction where Trento EQT’s noncontrolling interest was reflected as a decrease to Additional capital on the accompanying Consolidated Balance Sheet. Noncontrolling interest was measured at 25 percent of the net assets included in the joint venture at formation ($103), which included the initial contributions described above ($108). Additionally, certain amounts related to foreign currency translation adjustments previously included within Accumulated other comprehensive loss ($31) were reclassified to Additional capital.

The Agreement also provided Trento EQT a put option, pursuant to which Trento EQT could require the Company to purchase its 25% interest at the then fair market value upon certain change in control provisions. Noncontrolling interest was classified within Mezzanine equity on the Consolidated Balance Sheet, as Trento EQT’s redemption of the put option was not solely within the Company’s control.

Gallium Joint Venture

In the second quarter of 2026, Alcoa and government and industry partners of Australia, Japan, and the United States reached a final investment decision for a gallium production plant at the Wagerup refinery in Australia. Following the final investment decision, Japan Australia Gallium Associates Pty Ltd (JAGA), a joint venture between the Japan Organization for Metals and Energy Security (JOGMEC) and Sojitz Corporation, and a joint U.S., Australia, and Alcoa special purpose vehicle (SPV) formed a joint venture to fund construction and the first 24 months of operations of the plant. Alcoa contributed $24 to the SPV in the nine-month period of 2026 and accounts for its investment using the equity method.

Saudi Arabia Joint Venture

On July 1, 2025, Alcoa completed the sale of its 25.1% ownership interest in the Saudi Arabia joint venture, comprised of the Ma’aden Bauxite and Alumina Company (MBAC) and the Ma’aden Aluminium Company (MAC), to Saudi Arabian Mining Company (Ma’aden) in exchange for total consideration of $1,350, comprised of 85,977,547 shares of Ma’aden (valued at SAR 52.35 per share at closing, or $1,200) and $150 in cash (related to taxes and transaction costs). The Company recorded a gain of $786, net of $18 in transaction costs, in Other (income) expenses, net on the Statement of Consolidated Operations in the third quarter and nine-month period of 2025 (see Note O). The receipt of shares is a non-cash investing activity and cash received is presented within investing activities in the Statement of Consolidated Cash Flows.

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

Subsequent to July 1, 2025, the fair value of the shares is based on the unadjusted quoted price on the Saudi Exchange (Tadawul). In the third quarter and nine-month period of 2026, the Company recorded a mark-to-market gain of $28 and a mark-to-market loss of $7, respectively, and in the third quarter and nine-month period of 2025, the Company recorded a mark-to-market gain of $267 (both periods) in Other (income) expenses, net (see Note O) on the Statement of Consolidated Operations related to changes in fair value of the shares. At September 30, 2026 and December 31, 2025, the shares of Ma’aden were valued at SAR 60.65 per share, or $1,389, and SAR 60.95 per share, or $1,397, respectively.

D. Restructuring and Other Charges, Net

In the third quarter and nine-month period of 2026, Alcoa Corporation recorded Restructuring and other charges, net, of $18 and $32, respectively, which were primarily comprised of:

•
A net charge of $25 and $34, respectively, to record additional asset retirement obligations and environmental remediation at previously closed sites;
•
A benefit of ($4) and net charge of $1, respectively, for take-or-pay contract costs at previously closed sites; and,
•
A reversal of ($3) (both periods) resulting from changes in employee termination costs related to the closure of the Kwinana (Australia) alumina refinery.

In the third quarter and nine-month period of 2025, Alcoa Corporation recorded Restructuring and other charges, net, of $885 and $904, respectively, which were primarily comprised of:

•
A charge of $856 (both periods) for the closure of the Kwinana alumina refinery;
•
A net charge of $17 and $37, respectively, to record additional asset retirement obligations and environmental remediation at previously closed sites;
•
A charge of $2 and $11, respectively, for certain employee obligations related to the February 2023 updated viability agreement for the San Ciprián aluminum smelter; and,
•
A charge of $7 and net benefit of ($3), respectively, for take-or-pay contract costs at previously closed sites.

In September 2025, Alcoa announced the permanent closure of the Kwinana alumina refinery, which had been fully curtailed since June 2024. The Company recorded charges of $856 in Restructuring and other charges, net on the Statement of Consolidated Operations, including $430 to establish reserves for asset retirement obligations and environmental remediation (see Note N), $265 to impair fixed assets, $75 to write-off the remaining net book value of other assets, and $86 to accrue for other costs. Additionally, a charge of $39 was recorded in Cost of goods sold on the Statement of Consolidated Operations to write down remaining inventories to net realizable value. Cash outlays related to the permanent closure of the site are expected through 2031 (which includes existing reserves for asset retirement obligations, other costs, environmental remediation, and employee related liabilities).

Cash outlays for other costs and severance and employee termination costs related to the closure of the Kwinana refinery were $3 and $18 in the third quarter and nine-month period of 2026, respectively. Additional cash outlays for other costs of $32 are expected through 2031, with approximately $4 to be spent in the fourth quarter of 2026. The severance program is substantially complete.

Alcoa Corporation does not include Restructuring and other charges, net in the results of its reportable segments. The impact of allocating such charges to segment results would have been as follows:

	Third quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Alumina	$(4)	$847	$(4)	$847
Aluminum	—	2	(3)	11
Segment total	(4)	849	(7)	858
Corporate	22	36	39	46
Total Restructuring and other charges, net	$18	$885	$32	$904

Activity and reserve balances for Restructuring and other charges, net related to Severance and employee termination costs and Other costs were as follows:

	Severance and employee termination costs	Other costs	Total
Balance at December 31, 2024	$13	$168	$181
Restructuring and other charges, net	2	107	109
Cash payments	(4)	(208)	(212)
Reversals and other	—	7	7
Balance at December 31, 2025	11	74	85
Restructuring and other charges, net	1	1	2
Cash payments	(7)	(31)	(38)
Reversals and other	(4)	3	(1)
Balance at September 30, 2026	$1	$47	$48

Restructuring and other charges, net related to Accrued pension benefits, Accrued other postretirement benefits, Asset retirement obligations, Environmental remediation, and Other noncurrent assets are excluded from the above activity and balances. Reversals and other includes reversals of previously recorded liabilities and foreign currency translation impacts.

The noncurrent portion of the reserve was $23 and $34 at September 30, 2026 and December 31, 2025, respectively.

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

The operating results, capital expenditures, and assets of Alcoa Corporation’s reportable segments were as follows (differences between segment totals and consolidated amounts are in Corporate):

	Alumina	Aluminum	Total
Third quarter ended September 30, 2026
Sales:
Third-party sales	$680	$3,021	$3,701
Intersegment sales	542	5	547
Total sales	$1,222	$3,026	$4,248
Adjusted operating costs(1)	850	1,645	2,495
Other segment items(2)	373	519	892
Segment Adjusted EBITDA	$(1)	$862	$861
Supplemental information:
Depreciation, depletion, and amortization	$99	$71	$170
Capital expenditures	92	69	161
Third quarter ended September 30, 2025
Sales:
Third-party sales	$954	$2,040	$2,994
Intersegment sales	474	5	479
Total sales	$1,428	$2,045	$3,473
Adjusted operating costs(1)	779	1,406	2,185
Other segment items(2)	582	332	914
Segment Adjusted EBITDA	$67	$307	$374
Supplemental information:
Depreciation, depletion, and amortization	$88	$67	$155
Capital expenditures	75	67	142

	Alumina	Aluminum	Total
Nine months ended September 30, 2026
Sales:
Third-party sales	$1,974	$8,887	$10,861
Intersegment sales	1,440	15	1,455
Total sales	$3,414	$8,902	$12,316
Adjusted operating costs(1)	2,430	4,763	7,193
Other segment items(2)	1,121	1,510	2,631
Segment Adjusted EBITDA	$(137)	$2,629	$2,492
Supplemental information:
Depreciation, depletion, and amortization	$281	$213	$494
Capital expenditures	262	188	450
Nine months ended September 30, 2025
Sales:
Third-party sales	$3,468	$5,897	$9,365
Intersegment sales	1,653	14	1,667
Total sales	$5,121	$5,911	$11,032
Adjusted operating costs(1)	2,272	4,558	6,830
Other segment items(2)	1,979	815	2,794
Segment Adjusted EBITDA	$870	$538	$1,408
Supplemental information:
Depreciation, depletion, and amortization	$244	$200	$444
Equity income (loss)	6	(3)	3
Capital expenditures	201	158	359
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

	Alumina	Aluminum	Total
September 30, 2026
Assets:
Equity investments	$280	$250	$530
Segment assets	6,102	7,024	13,126
December 31, 2025
Assets:
Equity investments	$243	$230	$473
Segment assets	5,671	6,151	11,822

The following table reconciles Total Segment Adjusted EBITDA to Consolidated net income attributable to Alcoa Corporation:

	Third quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Total Segment Adjusted EBITDA	$861	$374	$2,492	$1,408
Unallocated amounts:
Transformation(1)	(32)	(20)	(82)	(53)
Intersegment eliminations	(2)	(39)	7	199
Corporate expenses(2)	(53)	(42)	(152)	(124)
Provision for depreciation, depletion, and amortization	(176)	(160)	(511)	(461)
Restructuring and other charges, net (D)	(18)	(885)	(32)	(904)
Interest expense	(42)	(33)	(113)	(142)
Other income (expenses), net (O)	32	1,034	(42)	1,172
Other(3)	3	(62)	(13)	(99)
Consolidated income before income taxes	573	167	1,554	996
(Provision for) benefit from income taxes	(91)	51	(246)	(79)
Net loss attributable to noncontrolling interest	1	14	7	27
Consolidated net income attributable to Alcoa Corporation	$483	$232	$1,315	$944

(1)
Transformation includes, among other items, the Adjusted EBITDA of previously closed operations.
(2)
Corporate expenses are composed of general administrative and other expenses of operating the corporate headquarters and other global administrative facilities, as well as research and development expenses of the corporate technical center.
(3)
Other includes certain items that are not included in the Adjusted EBITDA of the reportable segments.

The following table details Alcoa Corporation’s Sales by product division:

	Third quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Aluminum	$3,137	$2,068	$9,165	$6,016
Alumina	581	829	1,640	2,870
Bauxite	80	112	274	557
Energy	58	57	187	128
Other(1)	(152)	(71)	(403)	(189)
	$3,704	$2,995	$10,863	$9,382

(1)
Other includes realized gains and losses related to embedded derivative instruments designated as cash flow hedges of forward sales of aluminum (see Note L).

F. Earnings Per Share

For the third quarter and nine-month period of 2026, basic earnings per share (EPS) amounts were computed by dividing earnings by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding.

For the third quarter and nine-month period of 2025, basic EPS was calculated using the two-class method and earnings were allocated to Alcoa common stock and preferred stock based on the pro-rata share of each class outstanding and resulted in dividends paid on preferred stock of $1 (nine-month period only) and undistributed earnings of $3 and $13, respectively, allocated to preferred stock. Diluted EPS assumes the issuance of common stock for all potentially dilutive share equivalents outstanding. Diluted EPS was calculated under both the two-class and if-converted methods, and the more dilutive amount is reported.

In the fourth quarter of 2025, all issued and outstanding shares of preferred stock were converted into common stock, and no preferred stock remained issued and outstanding at December 31, 2025.

The share information used to compute basic and diluted EPS attributable to Alcoa Corporation common shareholders was as follows (shares in millions):

	Third quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Average shares outstanding – basic	264	259	264	259
Effect of dilutive securities:
Stock options	—	—	—	—
Stock units	2	2	2	1
Average shares outstanding – diluted	266	261	266	260

G. Accumulated Other Comprehensive Loss

The following table details the activity of the three components that comprise Accumulated other comprehensive loss for Alcoa Corporation’s shareholders and Noncontrolling interest:

	Alcoa Corporation		Noncontrolling interest
	Third quarter ended September 30,		Third quarter ended September 30,
	2026	2025	2026	2025
Pension and other postretirement benefits (K)
Balance at beginning of period	$(49)	$5	$—	$—
Other comprehensive income:
Unrecognized net actuarial gain/loss and prior service cost/benefit	3	1	—	—
Tax benefit(2)	—	1	—	—
Total Other comprehensive income before reclassifications, net of tax	3	2	—	—
Amortization of net actuarial gain/loss and prior service cost/benefit(1)	9	5	—	—
Tax expense(2)	(1)	—	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(5)	8	5	—	—
Total Other comprehensive income	11	7	—	—
Balance at end of period	$(38)	$12	$—	$—

Foreign currency translation
Balance at beginning of period	$(3,632)	$(3,833)	$8	$10
Other comprehensive income	26	87	—	—
Acquisition of noncontrolling interest (C)	8	—	(8)	—
Balance at end of period	$(3,598)	$(3,746)	$—	$10

Cash flow hedges (L)
Balance at beginning of period	$(1,054)	$(936)	$—	$—
Other comprehensive income (loss):
Net change from periodic revaluations	188	(207)	—	—
Tax benefit(2)	11	34	—	—
Total Other comprehensive income (loss) before reclassifications, net of tax	199	(173)	—	—
Net amount reclassified to earnings:
Aluminum contracts(3)	172	86	—	—
Financial contracts(4)	(45)	4	—	—
Foreign exchange contracts(3)	(3)	—	—	—
Sub-total	124	90	—	—
Tax expense(2)	(28)	(17)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(5)	96	73	—	—
Total Other comprehensive income (loss)	295	(100)	—	—
Balance at end of period	$(759)	$(1,036)	$—	$—

Total Accumulated other comprehensive (loss) income	$(4,395)	$(4,770)	$—	$10

	Alcoa Corporation		Noncontrolling interest
	Nine months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Pension and other postretirement benefits (K)
Balance at beginning of period	$(74)	$(11)	$—	$—
Other comprehensive income:
Unrecognized net actuarial gain/loss and prior service cost/benefit	10	1	—	—
Tax (expense) benefit(2)	(1)	3	—	—
Total Other comprehensive income before reclassifications, net of tax	9	4	—	—
Amortization of net actuarial gain/loss and prior service cost/benefit(1)	28	19	—	—
Tax expense(2)	(1)	—	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(5)	27	19	—	—
Total Other comprehensive income	36	23	—	—
Balance at end of period	$(38)	$12	$—	$—

Foreign currency translation
Balance at beginning of period	$(3,780)	$(4,194)	$11	$—
Other comprehensive income (loss)	174	479	(3)	10
Joint venture formation (C)	—	(31)	—	—
Acquisition of noncontrolling interest (C)	8	—	(8)	—
Balance at end of period	$(3,598)	$(3,746)	$—	$10

Cash flow hedges (L)
Balance at beginning of period	$(1,335)	$(905)	$—	$—
Other comprehensive income (loss):
Net change from periodic revaluations	172	(420)	—	—
Tax benefit(2)	31	75	—	—
Total Other comprehensive income (loss) before reclassifications, net of tax	203	(345)	—	—
Net amount reclassified to earnings:
Aluminum contracts(3)	490	257	—	—
Financial contracts(4)	(28)	6	—	—
Foreign exchange contracts(3)	(7)	2	—	—
Sub-total	455	265	—	—
Tax expense(2)	(82)	(51)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(5)	373	214	—	—
Total Other comprehensive income (loss)	576	(131)	—	—
Balance at end of period	$(759)	$(1,036)	$—	$—

Total Accumulated other comprehensive (loss) income	$(4,395)	$(4,770)	$—	$10

(1)
These amounts were included in the computation of net periodic benefit cost for pension and other postretirement benefits (see Note K).
(2)
These amounts were reported in Provision for (benefit from) income taxes on the accompanying Statement of Consolidated Operations.
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

Alcoa Corporation guarantees the performance obligations of the Company subsidiaries, and unsold customer receivables are pledged as collateral to secure the sold receivables. The SPE held unsold customer receivables of $719 and $486 pledged as collateral against the sold receivables as of September 30, 2026 and December 31, 2025, respectively.

The Company services the customer receivables and as customer payments are collected by the Company, the SPE either transfers additional receivables or remits the cash collections to the financial institution.

In the third quarter and nine-month period of 2026, the Company sold gross customer receivables of $72 and $468, respectively, and reinvested collections of $72 and $468, respectively, from previously sold receivables. Cash remittances to the financial institution were $109 in the third quarter and nine-month period of 2026. In the third quarter and nine-month period of 2025, the Company sold gross customer receivables of $238 and $685, respectively, and reinvested collections of $238 and $685, respectively, from previously sold receivables. There were no cash remittances to or from the financial institution in the third quarter and nine-month period of 2025.

Cash collections from previously sold receivables yet to be remitted or reinvested of $10 and $69 were included in Accounts payable, trade on the Consolidated Balance Sheet as of September 30, 2026 and December 31, 2025, respectively. Cash received from sold receivables under the agreement are presented within operating activities on the Statement of Consolidated Cash Flows.

I. Inventories

	September 30, 2026	December 31, 2025
Finished goods	$499	$394
Work-in-process	400	282
Bauxite and alumina	647	580
Purchased raw materials	660	633
Operating supplies	364	288
	$2,570	$2,177

J. Debt

Short-term Borrowings

Inventory Repurchase Agreements

The Company periodically enters into inventory repurchase agreements whereby the Company sells aluminum to a third party and agrees to subsequently repurchase substantially similar inventory. Upon shipment of inventory, the Company does not record the sale and reflects cash received in Short-term borrowings within Other current liabilities on the Consolidated Balance Sheet. The cash received and subsequently paid under these agreements is included in Cash provided from (used for) financing activities on the Statement of Consolidated Cash Flows.

During the nine-month period of 2026, the Company recorded borrowings of $104 and repurchased inventory of $113 related to these agreements. During the third quarter and nine-month period of 2025, the Company recorded borrowings of $51 (nine-month period only), and repurchased inventory of $5 and $98, respectively, related to these agreements.

There were no net borrowings from inventory repurchase agreements as of September 30, 2026 and net borrowings of $9 as of December 31, 2025. The associated inventory sold and not yet repurchased was reflected in Prepaid expenses and other current assets on the accompanying Consolidated Balance Sheet.

Rule 144A and Regulation S Debt Issuances

2034 Notes and 2036 Notes

On September 23, 2026, Alumina Pty Ltd and Alcoa Nederland Holding B.V. (ANHBV), wholly-owned subsidiaries of Alcoa Corporation, completed debt issuances pursuant to Rule 144A and Regulation S (each under U.S. Securities Act of 1933, as amended) of $1,500 aggregate principal amount of 6.625% Senior Notes due 2034 (the 2034 Notes) and $1,100 aggregate principal amount of 6.875% Senior Notes due 2036 (the 2036 Notes), respectively. The net proceeds of these issuances were $2,592, reflecting certain issuance costs. The Company intends to use the proceeds, together with cash on hand, to fund the approximately $3,100 cash portion of the consideration for the AliGroup acquisition (see Note C) as well as related fees and expenses.

The initial costs incurred to complete the financing were deferred and are being amortized to interest expense over the terms of the 2034 Notes and 2036 Notes (collectively, the Notes). The commissions to the initial purchasers on each series of notes, totaling $26, are contingent and payable upon the closing of the Transaction. Interest on the Notes is paid semi-annually in March and September, and interest payments will commence on March 31, 2027. The indentures contain customary affirmative and negative covenants that are similar to those included in the indenture that governs Alumina Pty Ltd’s 6.125% Senior Notes due 2030 and 6.375% Senior Notes due 2032 issued in March 2025, such as limitations on liens and limitations on sale and leaseback transactions.

Alumina Pty Ltd and ANHBV have the option to redeem the 2034 Notes and the 2036 Notes, respectively, under multiple scenarios, including, in whole or in part, at any time or from time to time on and after September 30, 2029 with respect to the 2034 Notes and on and after September 30, 2031 with respect to the 2036 Notes, at the applicable redemption price specified in the corresponding indenture (up to 103.313 percent and 103.438 percent of the principal amounts plus any accrued and unpaid interest in each case for the 2034 Notes and 2036 Notes, respectively). Also, each of the Notes are subject to repurchase upon the occurrence of a change of control repurchase event (as defined in the indentures) at a repurchase price in cash equal to 101 percent of the aggregate principal amount remaining on the date of repurchase, plus any accrued and unpaid interest.

Each of the Notes are subject to a special mandatory redemption if the Transaction is not completed by the applicable date specified in the indentures, if the Deed is terminated prior to such date, or if the Company determines that the Transaction will not be completed by such date. Upon the occurrence of any such event, Alumina Pty Ltd and ANHBV would be required to redeem all outstanding Notes, as applicable, at a redemption price equal to 100 percent of the initial issue price thereof, plus accrued and unpaid interest to, but excluding, the redemption date. Upon completion of the Transaction, the special mandatory redemption provisions will cease to apply.

The Notes are guaranteed on a senior unsecured basis by the Company and its subsidiaries that are party to the indentures. The Notes and the related guarantees rank equally in right of payment with all existing and future senior unsecured indebtedness of ANHBV, Alumina Pty Ltd, the Company, and such subsidiaries; rank senior in right of payment to any future subordinated obligations of ANHBV, Alumina Pty Ltd, the Company, and such subsidiaries; and are effectively subordinated to the existing and future secured indebtedness of ANHBV, Alumina Pty Ltd, the Company, and such subsidiaries, including under the credit agreement governing the Company’s Revolving Credit Facility (defined below), to the extent of the value of property and assets securing such indebtedness.

See Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K in Note M to the Consolidated Financial Statements for the year ended December 31, 2025 for more information related to the Company’s and such subsidiaries’ existing debt and related covenants.

Redemption

On May 15, 2026, ANHBV redeemed the remaining $219 aggregate principal amount of its 6.125% notes due in 2028 (the 2028 Notes). The 2028 Notes were redeemed at a price equal to 100 percent of the principal amount, plus accrued and unpaid interest, using cash on hand.

Credit Facilities

Revolving Credit Facility

The Company and ANHBV, the borrower, have a $1,250 revolving credit and letter of credit facility in place for working capital and/or other general corporate purposes (the Revolving Credit Facility). The Revolving Credit Facility, established in September 2016, most recently amended and restated in June 2022 and amended in July 2026, is scheduled to mature in June 2028. Subject to the terms and conditions under the Revolving Credit Facility, the Company or ANHBV may borrow funds or issue letters of credit. Under the terms of the January 2024 amendment (Amendment No. 1), the Company agreed to provide collateral for its obligations under the Revolving Credit Facility. In August 2025, Alcoa Corporation, ANHBV, and certain subsidiaries of the Company entered into Amendment No. 2 to the Revolving Credit Facility to allow for certain changes in the Company’s legal structure and update certain exceptions to collateral requirements. In May 2026, Alcoa Corporation, ANHBV, and certain subsidiaries of the Company entered into Amendment No. 3 to the Revolving Credit Facility extending maturity from June 2027 to June 2028 and modifying certain pricing provisions. In July 2026, Alcoa Corporation, ANHBV, and certain subsidiaries of the Company entered into Amendment No. 4 to the Revolving Credit Facility to exclude from the events of default certain repayments of indebtedness that may occur in connection with the Transaction (see Note C). See Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K in Note M to the Consolidated Financial Statements for the year ended December 31, 2025 for more information on the Revolving Credit Facility.

As of September 30, 2026, the Company was in compliance with all financial covenants. The Company may access the entire amount of commitments under the Revolving Credit Facility. There were no borrowings outstanding at September 30, 2026 and December 31, 2025, and no amounts were borrowed during the third quarters and nine-month periods of 2026 and 2025 under the Revolving Credit Facility.

Japanese Yen Revolving Credit Facility

The Company and ANHBV had a $200 revolving credit facility available to be drawn in Japanese yen (the Japanese Yen Revolving Credit Facility) that matured on April 24, 2026 with no amounts outstanding at expiration. There were no borrowings outstanding at December 31, 2025, and no amounts were borrowed in 2026 (prior to expiration) or 2025 under the Japanese Yen Revolving Credit Facility. See Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K in Note M to the Consolidated Financial Statements for the year ended December 31, 2025 for more information on the Japanese Yen Revolving Credit Facility.

Bridge Financing

In connection with the Transaction (see Note C), on June 30, 2026, the Company obtained commitments for bridge financing of up to $3,100, which consisted of commitments for a senior unsecured 364-day bridge term loan credit facility that would be available upon closing of the Transaction. Upon completion of the debt offerings during the third quarter of 2026 (see 2034 Notes and 2036 Notes above), the Company terminated the remaining outstanding commitments for bridge financing. Bridge financing structuring fees of $6 were recorded in Interest expense during the third quarter of 2026. Bridge commitment fees of $16 are contingent and payable upon closing of the Transaction.

K. Pension and Other Postretirement Benefits

The components of net periodic benefit cost were as follows:

	Third quarter ended September 30,		Nine months ended September 30,
Pension benefits	2026	2025	2026	2025
Service cost	$2	$1	$5	$4
Interest cost(1)	23	25	70	75
Expected return on plan assets(1)	(30)	(30)	(89)	(92)
Recognized net actuarial loss(1)	11	9	33	27
Settlements(2)	(1)	(1)	(1)	(1)
Net periodic benefit cost	$5	$4	$18	$13

	Third quarter ended September 30,		Nine months ended September 30,
Other postretirement benefits	2026	2025	2026	2025
Service cost	$—	$—	$1	$1
Interest cost(1)	5	6	15	17
Recognized net actuarial loss(1)	1	1	3	3
Amortization of prior service benefit(1)	(2)	(4)	(7)	(10)
Net periodic benefit cost	$4	$3	$12	$11
(1)
These amounts were reported in Other (income) expenses, net on the accompanying Statement of Consolidated Operations (see Note O).
(2)
These amounts were reported in Restructuring and other charges, net on the accompanying Statement of Consolidated Operations and Cash Flows.

Plan Actions. In 2026, management initiated the following action to a certain pension plan:

In the third quarter of 2026, settlement accounting and a related plan remeasurement was triggered within Alcoa’s Australian pension plan as a result of lump sum payments to participants. Alcoa recorded a $3 increase to Other noncurrent assets and recognized a settlement gain of $1 ($1 after-tax) in Restructuring and other charges, net on the accompanying Statement of Consolidated Operations.

Number of affected plan participants	Weighted average discount rate as of prior plan remeasurement date	Plan remeasurement date	Weighted average discount rate as of plan remeasurement date	Increase to other noncurrent assets	Settlement gain(1)
~25	5.19%	September 30, 2026	5.61%	$3	$(1)
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

In the first, second, and third quarters of 2026, management made such elections related to the Company’s U.S. plans and intends to do so for the remainder of 2026. As a result, Alcoa’s minimum required contribution to defined benefit pension plans in 2026 is estimated to be approximately $15, of which $3 was contributed to non-U.S. plans during the third quarter of 2026. In the nine-month period of 2026, $9 was contributed to non-U.S. plans.

In the third quarter and nine-month period of 2025, $2 and $16, respectively, were contributed to non-U.S. plans.

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

The following tables present the detail for Level 1, 2, and 3 derivatives (see additional Level 3 information in further tables below):

	September 30, 2026		December 31, 2025
	Assets	Liabilities	Assets	Liabilities
Level 1 and 2 derivative instruments	$307	$144	$15	$246
Level 1 derivative instruments (undesignated)	13	3	48	1
Level 3 derivative instruments	39	1,148	20	1,354
Total	$359	$1,295	$83	$1,601
Less: Current	273	514	49	467
Noncurrent	$86	$781	$34	$1,134

	2026		2025
Third quarter ended September 30,	Unrealized gain (loss) recognized in Other comprehensive income (loss)	Realized gain (loss) reclassified from Accumulated other comprehensive loss to earnings	Unrealized loss recognized in Other comprehensive income (loss)	Realized loss reclassified from Accumulated other comprehensive loss to earnings
Level 1 and 2 derivative instruments	$251	$8	$(53)	$(4)
Level 3 derivative instruments	(63)	(132)	(154)	(86)
Total	$188	$(124)	$(207)	$(90)

For the third quarter of 2026, the realized gain of $8 on Level 1 and 2 cash flow hedges was comprised of a $36 loss recognized in Sales and a $44 gain recognized in Cost of goods sold. For the third quarter of 2025, the realized loss of $4 on Level 1 and 2 cash flow hedges was recognized in Cost of goods sold.

	2026		2025
Nine months ended September 30,	Unrealized gain (loss) recognized in Other comprehensive income (loss)	Realized loss reclassified from Accumulated other comprehensive loss to earnings	Unrealized loss recognized in Other comprehensive income (loss)	Realized loss reclassified from Accumulated other comprehensive loss to earnings
Level 1 and 2 derivative instruments	$342	$(62)	$(75)	$(8)
Level 3 derivative instruments	(170)	(393)	(345)	(257)
Total	$172	$(455)	$(420)	$(265)

For the nine-month period of 2026, the realized loss of $62 on Level 1 and 2 cash flow hedges was comprised of a $89 loss recognized in Sales and a $27 gain recognized in Cost of goods sold. For the nine-month period of 2025, the realized loss of $8 on Level 1 and 2 cash flow hedges was comprised of a $2 loss recognized in Sales and a $6 loss recognized in Cost of goods sold.

The following table presents the outstanding quantities of derivative instruments classified as Level 1 or Level 2:

	Classification	September 30, 2026	September 30, 2025
Aluminum (in kmt)	Commodity buy forwards	215	125
Aluminum (in kmt)	Commodity sell forwards	490	552
Alumina (in kmt)	Commodity sell forwards	180	—
Foreign currency (in millions of euro)	Foreign exchange buy forwards	433	294
Foreign currency (in millions of euro)	Foreign exchange sell forwards	2	8
Foreign currency (in millions of euro) (undesignated)	Foreign exchange buy forwards	532	797
Foreign currency (in millions of euro) (undesignated)	Foreign exchange sell forwards	—	19
Foreign currency (in millions of Norwegian krone)	Foreign exchange buy forwards	150	—
Foreign currency (in millions of Brazilian real)	Foreign exchange buy forwards	7	85
Foreign currency (in millions of Australian dollar)	Foreign exchange buy forwards	1,091	802
Foreign currency (in millions of Canadian dollar)	Foreign exchange buy forwards	54	—
Foreign currency (in millions of Saudi riyal) (undesignated)	Foreign exchange swap	273	300
Natural gas (in millions of megawatt hours)	Commodity buy forwards	3	5
Electricity (in millions of megawatt hours)	Commodity buy forwards	5	6

Alcoa Corporation routinely uses Level 1 aluminum derivative instruments to manage exposures to changes in the fair value of firm commitments for the purchases or sales of aluminum. Additionally, Alcoa uses alumina derivative instruments to manage exposures to changes in the fair value of certain firm commitments for the purchases or sales of alumina (expires December 2027) and aluminum derivative instruments to manage LME exposures related to the San Ciprián smelter (expires December 2027) and profitability improvement actions (expires December 2031).

Alcoa Corporation uses Level 1 foreign exchange forward and swap contracts to mitigate foreign exchange exposure related to euro power purchases in Norway (expires December 2031), euro expenses (primarily energy and labor) (expires December 2027), U.S. dollar alumina and aluminum sales in Brazil (expires October 2026), U.S. dollar alumina sales in Australia (expires December 2032), Saudi riyal expenses (expires November 2026), U.S. dollar aluminum sales in Norway (expires December 2027), and Canadian dollar expenses in Canada (expires July 2027).

Alcoa Corporation uses Level 1 and 2 natural gas and electricity forward contracts to mitigate the risk of price fluctuations on associated purchases in Spain (expires December 2027).

In October 2026, Alcoa began entering into additional aluminum derivative instruments to manage LME exposures related to the San Ciprián smelter through December 2028.

Additional Level 3 Disclosures

The following table presents quantitative information related to the significant unobservable inputs described above for Level 3 derivative instruments (megawatt hours in MWh; megawatts in MW):

	September 30, 2026	Unobservable Input	Unobservable Input Range
Asset Derivatives
Financial contract (undesignated)	$39	Interrelationship of forward energy price and the contract price, and the estimated MW of renewable energy produced (per month)	Electricity (per MWh)	2026: $37.26 2028: $71.49
			Electricity	2026: 74MW 2028: 84 MW
Total Asset Derivatives	$39
Liability Derivatives
Financial contract (undesignated)	$17	Interrelationship of forward energy price, LME forward price and the Consumer Price Index	Electricity (per MWh)	2026: $25.74 2027: $45.50
			LME (per mt)	2026: $3,176 2027: $3,164
Power contract	83	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2026: $3,176 2027: $3,143
			Electricity	Rate of 4 million MWh per year
Power contracts	1,048	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2026: $3,176 2029: $3,033 2036: $3,067
			Midwest premium (per pound)	2026: $1.0970 2029: $0.4100 2036: $0.4100
			Electricity	Rate of 18 million MWh per year
Power contract	—	MWh of energy needed to produce the forecasted mt of aluminum	LME (per mt)	2026: $3,176 2026: $3,176
			Electricity	Rate of 2 million MWh per year
Power contract (undesignated)(1)	—	Estimated spread between the 30-year debt yield of Alcoa and the counterparty	Credit spread	0.62%: 30-year debt yield spread 7.06%: Alcoa (estimated) 6.44%: counterparty
Total Liability Derivatives	$1,148
(1)
In the second quarter of 2026, the Company entered into an agreement to terminate the existing power contract (undesignated) in December 2026 (previous expiration was October 2028).

The fair values of Level 3 derivative instruments recorded in the accompanying Consolidated Balance Sheet were as follows:

Asset Derivatives	September 30, 2026	December 31, 2025
Derivatives not designated as hedging instruments:
Current—financial contract	$26	$15
Noncurrent—financial contract	13	5
Total derivatives not designated as hedging instruments	$39	$20
Total Asset Derivatives	$39	$20
Liability Derivatives
Derivatives designated as hedging instruments:
Current—power contracts	$391	$353
Noncurrent—power contracts	740	1,001
Total derivatives designated as hedging instruments	$1,131	$1,354
Derivatives not designated as hedging instruments:
Current—financial contract	$17	$—
Total derivatives not designated as hedging instruments	$17	$—
Total Liability Derivatives	$1,148	$1,354

Assuming market rates remain constant with the rates at September 30, 2026, a realized loss of $391 related to power contracts is expected to be recognized in Sales over the next 12 months.

At September 30, 2026 and December 31, 2025, the embedded derivatives in power contracts designated as cash flow hedges of forward sales of aluminum hedge 826 kmt and 1,005 kmt of aluminum, respectively.

The following tables present a reconciliation of activity for Level 3 derivative instruments:

Assets
Third quarter ended September 30, 2026	Financial contracts
July 1, 2026	$16
Total gains or losses included in:
Other income, net (unrealized/realized)	23
September 30, 2026	$39
Change in unrealized gains or losses included in earnings for derivative instruments held at September 30, 2026:
Other income, net	$23

	Liabilities
Third quarter ended September 30, 2026	Power contracts	Financial contracts
July 1, 2026	$1,200	$22
Total gains or losses included in:
Sales (realized)	(132)	—
Other expenses, net (unrealized/realized)	—	4
Other comprehensive loss (unrealized)	63	—
Settlements and other	—	(9)
September 30, 2026	$1,131	$17
Change in unrealized gains or losses included in earnings for derivative instruments held at September 30, 2026:
Other expenses, net	$—	$4

Assets
Nine months ended September 30, 2026	Financial contracts
January 1, 2026	$20
Total gains or losses included in:
Other income, net (unrealized/realized)	6
Settlements and other	13
September 30, 2026	$39
Change in unrealized gains or losses included in earnings for derivative instruments held at September 30, 2026:
Other income, net	$6

	Liabilities
Nine months ended September 30, 2026	Power contracts	Financial contracts
January 1, 2026	$1,354	$—
Total gains or losses included in:
Sales (realized)	(393)	—
Other expenses, net (unrealized/realized)	—	28
Other comprehensive loss (unrealized)	170	—
Settlements and other	—	(11)
September 30, 2026	$1,131	$17
Change in unrealized gains or losses included in earnings for derivative instruments held at September 30, 2026:
Other expenses, net	$—	$28

There were no purchases, sales, or settlements of Level 3 derivative instruments in the periods presented.

Other Financial Instruments

The carrying values and fair values of Alcoa Corporation’s other financial instruments were as follows:

	September 30, 2026		December 31, 2025
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$4,408	$4,408	$1,597	$1,597
Restricted cash	130	130	95	95
Noncurrent marketable securities	1,389	1,389	1,397	1,397
Short-term borrowings	—	—	9	9
Long-term debt due within one year	1	1	1	1
Long-term debt, less amount due within one year	4,821	4,737	2,438	2,545

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

M. Income Taxes – Alcoa Corporation’s estimated annualized effective tax rate (AETR) for 2026 as of September 30, 2026 differs from the U.S. federal statutory rate of 21 percent primarily due to losses in foreign jurisdictions with higher statutory tax rates as well as income in certain jurisdictions with full valuation allowances resulting in immaterial incremental tax expense.

	Nine months ended September 30,
	2026	2025
Income before income taxes	$1,554	$996
Estimated annualized effective tax rate	15.1%	8.0%
Income tax expense	$235	$80
Favorable tax impact related to losses in jurisdictions with no tax benefit	(5)	(1)
Discrete tax expense	16	—
Provision for income taxes	$246	$79

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

In the third quarter and nine-month period of 2026, the Company recorded benefits of $16 and $47, respectively, in Cost of goods sold related to its Massena West (New York) smelter and its Warrick (Indiana) smelter, compared with $13 and $44, respectively, recorded in the third quarter and nine-month period of 2025. The Company received $36 in June 2026 associated with certain 2023 benefits and the related interest, and $57 in September 2026 associated with certain 2024 benefits and the related interest. As of September 30, 2026, benefits, including accrued interest income, of $21 and $108 were included in Other receivables and Other noncurrent assets, respectively, compared with $90 and $83, respectively, as of December 31, 2025.

In the third quarter of 2026, the Company recognized an increase to deferred tax assets (and a corresponding increase to Additional capital) of $37 due to the final tax allocation of the fixed asset valuation to individual assets acquired in the 2024 acquisition of Alumina Limited.

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

Alcoa Corporation’s environmental remediation reserve balance reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. The following table details the changes in the carrying value of recorded environmental remediation reserves:

Balance at December 31, 2024	$220
Liabilities incurred	85
Cash payments	(25)
Reversals of previously recorded liabilities	(2)
Foreign currency translation and other	4
Balance at December 31, 2025	282
Liabilities incurred	29
Cash payments	(32)
Reversals of previously recorded liabilities	(9)
Foreign currency translation and other	21
Balance at September 30, 2026	$291

At September 30, 2026 and December 31, 2025, the current portion of the remediation reserve balance was $82 and $76, respectively.

During the third quarter and nine-month period of 2026, the Company incurred liabilities of $20 and $29, respectively, and recorded reversals of $3 and $9, respectively. The impacts to the accompanying Statement of Consolidated Operations primarily included:

•
$14 and $19, respectively, for increases in estimated scope and costs associated with ongoing remediation work at various sites, recorded in Cost of goods sold;
•
$6 and $10, respectively, related to increases in estimated scope and costs associated with ongoing remediation work at previously closed sites, recorded in Restructuring and other charges, net; and,
•
($3) and ($9), respectively, due to the determination that certain site remediation at various sites was no longer required, recorded in Restructuring and other charges, net.

During the third quarter and nine-month period of 2025, the Company incurred liabilities of $41 and $54, respectively, and recorded a reversal of $3 (both periods). The impacts to the accompanying Statement of Consolidated Operations primarily included:

•
$25 (both periods) related to subsurface remediation, investigation of potential site contamination, transportation of condensed refining solution, and groundwater monitoring due to the closure of the Kwinana refinery, recorded in Restructuring and other charges, net;
•
$14 (both periods) for increases in estimated scope and costs associated with ongoing remediation work at previously closed sites, recorded in Restructuring and other charges, net;
•
$1 and $9, respectively, related to investigation of potential contamination at various sites in Australia, recorded in Cost of goods sold;
•
$1 and $6, respectively, for increases in estimated scope and costs associated with ongoing remediation work at various other sites, recorded in Cost of goods sold; and,
•
($3) (both periods) due to the determination that certain site remediation at a previously closed site was no longer required, recorded in Restructuring and other charges, net.

Payments related to remediation expenses applied against the reserve were $16 and $32 in the third quarter and nine-month period of 2026, respectively. Payments related to remediation expenses applied against the reserve were $5 and $18 in the third quarter and nine-month period of 2025, respectively. These amounts include mandated expenditures as well as those not required by any regulatory authority or third party.

The estimated timing of cash outflows from the environmental remediation reserve at September 30, 2026 was as follows:

2026 (excluding the nine months ended September 30, 2026)	$40
2027 – 2031	220
Thereafter	31
Total	$291

Reserve balances at September 30, 2026 and December 31, 2025, associated with significant sites with active remediation underway or for future remediation were $212 and $202, respectively. In management’s judgment, the Company’s reserves are sufficient to satisfy the provisions of the respective action plans. Upon changes in facts or circumstances, a change to the reserve may be required. The Company’s significant sites include:

Huntly, Australia—The reserve associated with enforceable undertakings with the Department of Climate Change, Energy, the Environment and Water (DCCEEW) relates to mining activities for the period from 2019 to 2025 at the Huntly mine. Under the terms of the enforceable undertakings, Alcoa is required to provide $39 (A$55) for investments in environmental offsets to counterbalance impacts caused by mine development and the funding of various conservation programs. Cash outlays were $11 (A$15) in the third quarter and nine-month period of 2026 to fund various conservation programs. The remaining $28 (A$40) is expected to be paid in the fourth quarter of 2026 for investments in environmental offsets.

Kwinana, Australia—The reserve associated with the 2025 closure of the Kwinana refinery is for subsurface remediation, investigation of potential site contamination, transportation of condensed refining solution and groundwater monitoring. Certain remediation work commenced in 2026. The final remediation plan is currently being developed, which may result in a change to the existing reserve.

Suriname—The reserve associated with the 2017 closure of the Suralco refinery and bauxite mine is for treatment and disposal of condensed refining solution and soil remediation. The work commenced in 2017 and is expected to be completed by the end of 2030.

Massena, New York—The reserve associated with the 2015 closure of the Massena East smelter by the Company’s subsidiary, Reynolds Metals Company, is for subsurface soil remediation to be performed after demolition of the structures. Remediation work commenced in 2021 and will take up to eight years to complete.

Point Comfort, Texas—The reserve associated with the 2019 closure of the Point Comfort alumina refinery is for subsurface remediation and post-closure monitoring and maintenance. The disposal of condensed refining solution contained at the site was completed in 2026. The final remediation plan is currently being developed, which may result in a change to the existing reserve.

Addy, Washington—The reserve associated with the 2022 closure of the Addy magnesium smelter facility is for site-wide remediation and investigation and post-closure monitoring and maintenance. Remediation work is not expected to commence until 2027 and will take three to five years to complete. The final remediation plan is currently being developed, which may result in a change to the existing reserve.

Ferndale, Washington—The reserve associated with the 2023 closure of the Intalco aluminum smelter in Ferndale, Washington is for subsurface remediation and post-closure maintenance and monitoring. The final remediation plan is under review.

Other Sites—The Company is in the process of decommissioning various other plants and remediating sites in several countries for potential redevelopment or to return the land to a natural state. In aggregate, there are remediation projects at 27 other sites that are planned or underway. These activities will be completed at various times in the future over the next three to five years, after which ongoing monitoring and other activities may be required. At September 30, 2026 and December 31, 2025, the reserve balance associated with these activities was $79 and $80, respectively.

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

O. Other Financial Information

Other (Income) Expenses, Net

	Third quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Equity loss	$16	$13	$47	$41
Foreign currency gains, net	(1)	(6)	(25)	(20)
Net loss (gain) from asset sales	11	(1)	11	4
Gain on sale of investments	—	(786)	—	(789)
Mark-to-market (gain) loss on noncurrent marketable securities	(28)	(267)	7	(267)
Net (gain) loss on mark-to-market derivative instruments	(19)	21	44	(96)
Non-service costs – pension and other postretirement benefits	8	7	25	20
Other, net	(19)	(15)	(67)	(65)
	$(32)	$(1,034)	$42	$(1,172)

In the third quarter and nine-month period of 2026, Other, net primarily related to an insurance settlement reached during the first quarter of 2026 for property damage incurred in 2024 (nine-month period only) and interest income on interest bearing accounts (both periods). Proceeds from the insurance settlement were received in the second quarter of 2026 and included in investing activities on the Statement of Consolidated Cash Flows.

In the third quarter and nine-month period of 2025, Other, net primarily related to interest income on interest bearing accounts (both periods) and a deposit related to the Australia tax matter with the Australian Tax Office that closed in Alcoa’s favor on April 30, 2025 (nine-month period only). See Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K in Note S to the Consolidated Financial Statements for the year ended December 31, 2025 for more information on the Australia tax matter.

Other Noncurrent Assets

	September 30, 2026	December 31, 2025
Value added tax credits	$293	$251
Deferred mining costs, net	283	240
Prepaid gas transmission contract	251	234
Gas supply prepayment	189	207
Prepaid pension benefit	143	131
IRA Section 45X credit	108	83
Noncurrent restricted cash	70	70
Intangibles, net	32	34
Other	141	115
	$1,510	$1,365

Cash and Cash Equivalents and Restricted Cash

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$4,408	$1,597
Current restricted cash	60	25
Noncurrent restricted cash	70	70
	$4,538	$1,692

Restricted cash includes commitments included in the viability agreement reached with the workers’ representatives of the San Ciprián smelter in December 2021 and updated in February 2023. At September 30, 2026, the Company had restricted cash of $75 available for capital improvement commitments and smelter restart costs incurred (which is subject to review by the workers’ representatives prior to release) at the site.

Restricted cash also includes initial funding received by Alcoa, as operator, from the joint venture partners upon formation of the gallium joint venture in June 2026 (see Note C).

Supplier Finance Programs

At September 30, 2026 and December 31, 2025, qualifying supplier invoices outstanding under supplier finance programs were $147 and $157, respectively, and have payment terms ranging from 50 to 110 days. These obligations are included in Accounts payable, trade on the accompanying Consolidated Balance Sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per-share amounts, average realized prices, and average cost amounts; metric tons in thousands (kmt); dry metric tons in millions (mdmt))

Business Update

During the third quarter of 2026, Alcoa delivered strong operational performance while progressing its key strategic and operational priorities. The Company made further progress toward completing the acquisition of South32 Limited’s (South32) equity interests in certain bauxite, alumina, and aluminum assets (referred to as AliGroup) (the Transaction) and entered into a definitive agreement for the sale of portions of its Massena East site. Alcoa also set year-to-date production records at five aluminum smelters and one alumina refinery, increased aluminum production for the sixth consecutive quarter, and completed the Alumar smelter restart.

Average alumina prices increased 8 percent and average aluminum prices decreased 10 percent in the third quarter of 2026 compared with the second quarter of 2026. The alumina price increase was driven by lower expected supply outside of China and improving demand, primarily due to Middle East smelter restarts and Indonesian smelter capacity increases. The aluminum price decreased from recent highs, reflecting expected supply recovery, primarily due to the additional capacity in Indonesia and the Middle East.

AliGroup Acquisition

Since announcing the AliGroup acquisition (described below) in June 2026, Alcoa continued to advance the steps required for closing. The Company filed the registration statement on Form S-4, which was subsequently declared effective, and progressed regulatory approvals. In September 2026, Alcoa, through wholly-owned subsidiaries, completed debt offerings of $2,600 to fund a portion of the cash consideration. On October 15, 2026, South32 shareholders approved the Transaction.

On June 30, 2026, Alcoa entered into an Umbrella Implementation Deed (Deed) with South32 to acquire AliGroup for consideration consisting of $3,100 of cash and approximately 17 million shares of Alcoa common stock (which may, in part, be delivered in the form of Alcoa CHESS Depositary Interests (CDIs)) with an agreed value as of the execution of the Deed of approximately $1,000 (based on the volume weighted average price over the 10 trading days ended June 26, 2026 of $58.79 per share), subject to customary adjustments set forth in the Deed. In addition, Alcoa agreed to pay South32 a ticking fee equal to 5 percent per annum on the $3,100 cash consideration for the period from October 15, 2026, the date of South32 shareholder approval, through the closing date. Alcoa also agreed to pay South32 up to an aggregate $750 in cash contingent on average alumina and aluminum prices exceeding the respective agreed strike prices for each of four successive, annual periods, beginning July 1, 2026 for a specific portion of the related alumina and aluminum production volumes of the acquired assets. The Transaction utilizes a locked box mechanism under which the purchase price is based on AliGroup’s financial position as of March 31, 2026 (the Locked Box Date), and Alcoa is entitled to the economic benefits and risks of ownership from the Locked Box Date through the closing date. Customary protections apply to prevent leakage of value from AliGroup between the Locked Box Date and the closing date, subject to customary exceptions for permitted leakage. The Deed also contains customary representations and warranties, covenants, indemnification obligations, and termination fees for transactions of this nature.

AliGroup includes South32’s 86% interests in the Boddington bauxite mine and the Worsley alumina refinery in Australia; 100% interests in the Hillside aluminum smelter and idled Bayside smelter property in South Africa; and interests of 33% in the Mineração Rio do Norte (MRN) bauxite mine, 36% in the Alumar refinery, and 40% in the Alumar smelter, each in Brazil.

The acquisition is expected to reinforce Alcoa’s position as a leading pure-play upstream aluminum company, while strengthening its global portfolio with complementary assets to the Company’s existing portfolio. The acquisition will add a high-quality, low-cost, and globally diversified set of mining, refining, and smelting assets, with greater scale and integration expected to reduce complexity, lower costs, and improve competitiveness while strengthening supply chain resilience across key jurisdictions. Alcoa’s proven operating model, technical expertise, and commercial capabilities are expected to unlock meaningful operational improvements and synergies across the combined portfolio. The Company expects these assets to enhance financial results across business cycles and sustainably improve Alcoa’s position on the global alumina and aluminum cost curves.

Closing is expected in the first half of 2027, subject to the satisfaction or waiver of closing conditions, including receipt of required regulatory approvals and other customary conditions specified in the Deed.

During the nine-month period of 2026, the Company incurred transaction-related costs of $27, which were included in Selling, general administrative, and other expenses on the accompanying Statement of Consolidated Operations. The Company expects to incur additional transaction-related costs, including advisory, legal, accounting, and valuation fees, which will be expensed as incurred.

Acquisition Financing

In September 2026, Alumina Pty Ltd and Alcoa Nederland Holding B.V. (ANHBV), wholly-owned subsidiaries of Alcoa Corporation, completed debt issuances pursuant to Rule 144A and Regulation S (each under U.S. Securities Act of 1933, as amended) of $1,500 aggregate principal amount of 6.625% Senior Notes due 2034 (the 2034 Notes) and $1,100 aggregate principal amount of 6.875% Senior Notes due 2036 (the 2036 Notes), respectively. The Company intends to use the net proceeds of $2,592, together with cash on hand, to fund the cash portion of the consideration for the acquisition as well as related fees and expenses. The commissions to the initial purchasers on each series of notes, totaling $26, are contingent and payable upon closing of the Transaction.

Upon completion of the debt offerings, the Company terminated the remaining outstanding commitments for bridge financing of up to $3,100 that it had obtained on June 30, 2026 in connection with the Transaction, and incurred $6 in structuring fees. Bridge commitment fees of $16 are contingent and payable upon closing of the Transaction.

See Part I Item 1 of this Form 10-Q in Note J to the Consolidated Financial Statements for additional information.

Australia Mine Approvals

During the third quarter of 2026, Alcoa continued to support the Western Australia Environmental Protection Authority’s (WA EPA) review of its Australia mine plans for its next major mine regions (Myara North and Holyoake) and the rolling five-year mine plan (2023-2027) referred to the WA EPA in 2023 by a third party. Important steps remain in the approvals process (including an appeals period following the WA EPA’s recommendation) and the Company expects the process to extend into 2027.

Approval decisions extending through the first half of 2027 are not expected to materially affect bauxite supply or quality, or operating costs. If Ministerial decisions extend beyond the first half of 2027, the Company may implement additional operational measures to preserve bauxite availability, including modifications to mining activities, production schedules, and refinery operating rates. The Company anticipates mining in new major mine regions no earlier than 2029. Until then, the Company expects bauxite quality to remain similar to recent grades.

In October 2026, the WA government introduced a new section 6 exemption (under the Environmental Protection Act 1986) and announced its decision to approve the 2025-2029 mine plan imminently, subject to enhanced conditions. The new section 6 exemption, which expires on December 31, 2027, replaces the exemption granted in 2023 and allows Alcoa’s mining operations to continue while the WA EPA assessment is undertaken. The enhanced mine plan conditions, together with the new section 6 exemption, provide additional environmental protections and are not expected to have a material impact on the Company’s financial position or results of operations.

San Ciprián Joint Venture

In the third quarter of 2026, the Company converted the $153 (€130) mandatory convertible note provided to the San Ciprián (Spain) joint venture in December 2025 and acquired Trento Equity Holdings, S.L.U.’s (Trento EQT), formerly known as IGNIS Equity Holdings, SL, remaining ownership interest for $28 (€25). The Company recognized earnings attributable to noncontrolling interest through July 31, 2026.

The conversion of the note and acquisition of the remaining ownership interest resulted in a reduction to Noncontrolling interest ($58) and corresponding increase to Additional capital; certain amounts related to foreign currency translation adjustments previously included within Noncontrolling interest ($8) were reclassified to Accumulated other comprehensive loss.

Massena East Agreement

In the third quarter of 2026, Alcoa entered into definitive agreements to sell portions of its Massena East site. The transaction creates the potential for cash proceeds up to $315 as approved data center capacity is developed by the buyer. Closing is expected within the next six months. At closing, Alcoa expects to receive approximately $50 to $65, depending on the amount of approved data center capacity. Alcoa may receive an additional approximately $60 to $250 for approved capacity expansions and capacity-based installment payments as approved capacity is commissioned during the seven-year period following closing, with most of the proceeds expected to be received during the first five years. Closing is subject to permitting and regulatory approvals, satisfaction of the conditions required to begin construction, and other customary closing conditions.

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

Other Matters

On May 15, 2026, ANHBV redeemed the remaining $219 aggregate principal amount of its 6.125% notes due in 2028 (the 2028 Notes). The 2028 Notes were redeemed at a price equal to 100 percent of the principal amount, plus accrued and unpaid interest, using cash on hand.

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

Selected Financial Data:

	Quarter ended		Nine months ended
	Sequential		Year-to-date
Statement of Operations	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Sales	$3,704	$3,966	$10,863	$9,382
Cost of goods sold (exclusive of expenses below)	2,822	2,967	8,301	7,785
Selling, general administrative, and other expenses	97	101	281	231
Research and development expenses	8	11	29	35
Provision for depreciation, depletion, and amortization	176	173	511	461
Restructuring and other charges, net	18	(4)	32	904
Interest expense	42	36	113	142
Other (income) expenses, net	(32)	200	42	(1,172)
Total costs and expenses	3,131	3,484	9,309	8,386
Income before income taxes	573	482	1,554	996
Provision for income taxes	91	73	246	79
Net income	482	409	1,308	917
Less: Net (loss) income attributable to noncontrolling interest	(1)	2	(7)	(27)
Net income attributable to Alcoa Corporation	$483	$407	$1,315	$944

	Quarter ended		Nine months ended
Selected Financial Metrics	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Diluted income per share attributable to Alcoa Corporation common shareholders	$1.81	$1.53	$4.95	$3.57
Third-party shipments of alumina (kmt)	1,652	1,618	4,881	6,505
Third-party shipments of aluminum (kmt)	693	726	2,032	1,855
Average realized price per metric ton of alumina	$353	$334	$337	$442
Average realized price per metric ton of aluminum	$4,527	$4,752	$4,512	$3,242
Average Alumina Price Index (API)(1)	$332	$307	$316	$452
Average London Metal Exchange (LME) 15-day lag(2)	$3,228	$3,585	$3,311	$2,555

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

Overview

Sequential period comparison

Net income attributable to Alcoa Corporation increased $76 primarily as a result of:

•
Favorable mark-to-market results on the Saudi Arabian Mining Company (Ma’aden) shares
•
Improved production costs across both segments
•
Favorable mark-to-market results on derivative instruments
•
Higher alumina prices

Partially offset by:

•
Lower aluminum prices
•
Lower shipments of aluminum

Year-to-date comparison

Net income attributable to Alcoa Corporation increased $371 primarily as a result of:

•
Higher aluminum prices
•
Lower restructuring charges

Partially offset by:

•
Absence of gain on sale of interest in the Saudi Arabia joint venture
•
Lower alumina prices
•
Unfavorable mark-to-market results on the Ma’aden shares
•
Net unfavorable currency impacts
•
Higher taxes
•
Unfavorable mark-to-market results on derivative instruments
•
Lower volumes and price from bauxite offtake and supply agreements
•
Higher costs associated with the restart of the San Ciprián smelter
•
Higher energy prices in the Alumina segment

Sales

Sequential period comparison

Sales decreased $262 primarily as a result of:

•
Lower shipments of aluminum
•
Lower average realized price of aluminum

Partially offset by:

•
Higher average realized price of alumina
•
Higher shipments of alumina

Year-to-date comparison

Sales increased $1,481 primarily as a result of:

•
Higher average realized price of aluminum
•
Higher shipments of aluminum
•
Higher third-party energy sales

Partially offset by:

•
Lower shipments of alumina
•
Lower average realized price of alumina
•
Lower volumes and price from bauxite offtake and supply agreements
•
Unfavorable impacts from certain energy contracts linked to metal pricing

Cost of goods sold

Sequential period comparison

Cost of goods sold as a percentage of sales increased 1 percent primarily as a result of:

•
Lower aluminum prices
•
Lower shipments of aluminum

Partially offset by:

•
Improved production costs across both segments
•
Higher alumina prices

Year-to-date comparison

Cost of goods sold as a percentage of sales decreased 7 percent primarily as a result of:

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
Higher energy prices in the Alumina segment

Selling, general administrative, and other expenses

Sequential period comparison

Selling, general administrative, and other expenses decreased $4 primarily as a result of:

•
Lower labor costs

Partially offset by:

•
Increased information technology services

Year-to-date comparison

Selling, general administrative, and other expenses increased $50 primarily as a result of:

•
Increased fees for professional services
•
Unfavorable currency impacts
•
Higher labor costs
•
Increased information technology services

Provision for depreciation, depletion, and amortization

Sequential period comparison

The Provision for depreciation, depletion, and amortization increased $3 primarily as a result of:

•
Higher amortization in Australia and Brazil for mine development costs
•
Write off of assets for projects no longer being pursued

Partially offset by:

•
Favorable currency impacts

Year-to-date comparison

The Provision for depreciation, depletion, and amortization increased $50 primarily as a result of:

•
Unfavorable currency impacts
•
Higher depreciation in Brazil for mine reclamation and bauxite residue storage asset retirement obligations
•
Higher depreciation in Australia for asset retirement obligations
•
Higher amortization in Australia and Brazil for mine development costs

Partially offset by:

•
Lower depreciation expense related to the Kwinana (Australia) refinery closure

Interest expense

Sequential period comparison

Interest expense increased $6 primarily as a result of:

•
Structuring fees on the $3,100 bridge financing facility entered into in June 2026 and terminated in September 2026
•
Interest on the 2034 Notes and the 2036 Notes issued in September 2026

Partially offset by:

•
Absence of interest and debt settlement expenses for the remaining 2028 Notes extinguished in May 2026

Year-to-date comparison

Interest expense decreased $29 primarily as a result of:

•
Absence of interest and debt settlement expenses for 5.500% Senior Notes due 2027 (the 2027 Notes) extinguished in March 2025
•
Decreased interest and debt settlement expenses for the 2028 Notes extinguished in March 2025 and May 2026
•
Increased capitalized interest
•
Absence of interest for the 2027 Notes extinguished in December 2025
•
Decreased interest on value added tax assessments in Brazil

Partially offset by:

•
Increased interest on $500 6.125% Senior Notes due 2030 (the 2030 Notes) and $500 6.375% Senior Notes due 2032 (the 2032 Notes) issued in March 2025
•
Structuring fees on the $3,100 bridge financing facility entered into in June 2026 and terminated in September 2026
•
Interest on the 2034 Notes and the 2036 Notes issued in September 2026

Other (income) expenses, net

Sequential period comparison

Other (income) expenses, net was ($32) in the third quarter of 2026 compared with $200 in the second quarter of 2026. The favorable change of $232 was primarily a result of:

•
Favorable mark-to-market results on the Ma’aden shares
•
Favorable mark-to-market results on derivative instruments primarily due to higher power prices in the current quarter, favorable power price changes under a firming contract, and changes in the euro foreign exchange rate
•
Favorable currency revaluation impacts primarily due to absence of losses recognized in the second quarter of 2026 due to the U.S. dollar strengthening against the Australian dollar

Year-to-date comparison

Other (income) expenses, net was $42 in the nine-month period of 2026 compared with ($1,172) in the nine-month period of 2025. The unfavorable change of $1,214 was primarily a result of:

•
Absence of gain on sale of the Saudi Arabia joint venture, comprised of the Ma’aden Bauxite and Alumina Company and the Ma’aden Aluminium Company
•
Unfavorable mark-to-market results on the Ma’aden shares in the nine-month period of 2026 compared to favorable mark-to-market results in the nine-month period of 2025 subsequent to July 1, 2025
•
Unfavorable mark-to-market results on derivative instruments primarily due to changes in the euro foreign exchange rate and lower power prices in the current year, partially offset by favorable power price changes under a firming contract executed in June 2025

Partially offset by:

•
Insurance claim settlement recognized in the first quarter of 2026

Restructuring and other charges, net

Sequential period comparison

In the third quarter of 2026, Restructuring and other charges, net of $18 primarily related to:

•
$25 to record net additional asset retirement obligations and environmental remediation at previously closed sites

Partially offset by:

•
$4 benefit for take-or-pay contract costs at previously closed sites
•
$3 reversal resulting from changes in employee termination costs related to the closure of the Kwinana alumina refinery

In the second quarter of 2026, Restructuring and other charges, net of ($4) primarily related to:

•
$13 benefit for take-or-pay power contract costs at previously closed sites

Partially offset by:

•
$9 to record net additional asset retirement obligations and environmental remediation at previously closed sites

Year-to-date comparison

In the nine-month period of 2026, Restructuring and other charges, net of $32 primarily related to:

•
$34 to record net additional asset retirement obligations and environmental remediation at previously closed sites
•
$1 net charge for take-or-pay contract costs at previously closed sites

Partially offset by:

•
$3 reversal resulting from changes in employee termination costs related to the closure of the Kwinana alumina refinery

In the nine-month period of 2025, Restructuring and other charges, net of $904 primarily related to:

•
$856 for the permanent closure of the previously curtailed Kwinana alumina refinery
•
$37 to record net additional asset retirement obligations and environmental remediation at previously closed sites
•
$11 for certain employee obligations related to the February 2023 updated viability agreement for the San Ciprián aluminum smelter

Partially offset by:

•
$3 net benefit for take-or-pay contract costs at previously closed sites

Provision for income taxes

Sequential period comparison

The Provision for income taxes in the third quarter of 2026 was $91 on income before taxes of $573 or 15.9 percent. In comparison, the second quarter of 2026 Provision for income taxes was $73 on income before taxes of $482 or 15.1 percent.

The increase to tax expense of $18 is primarily attributable to an overall increase in income in jurisdictions where taxes are paid and the impact of the annualized effective tax rate when applied to current period earnings.

Year-to-date comparison

The Provision for income taxes in the nine-month period of 2026 was $246 on income before taxes of $1,554 or 15.8 percent. In comparison, the nine-month period of 2025 Provision for income taxes was $79 on income before taxes of $996 or 7.9 percent.

The increase in tax expense of $167 is primarily attributable to an overall increase in income in jurisdictions where taxes are paid, including the absence of the restructuring charge associated with the Kwinana closure recorded during the third quarter of 2025, and a valuation allowance of $22 recorded against certain deferred tax assets of a wholly-owned subsidiary in Canada during the first quarter of 2026, partially offset by the absence of tax expense on the gain on sale of interest in the Saudi Arabia joint venture.

Noncontrolling interest

On March 31, 2025, Alcoa and Trento EQT entered into a joint venture agreement for the San Ciprián operations, with Alcoa holding a 75% ownership interest, and Trento EQT holding the remaining 25% interest. As a result, Alcoa began recognizing earnings attributable to noncontrolling interest in the second quarter of 2025.

On July 1, 2026, Alcoa increased its ownership interest to 90.78%, reducing Trento EQT’s ownership interest to 9.22%. On August 1, 2026, Alcoa acquired Trento EQT’s remaining ownership interest, resulting in 100% ownership interest of the San Ciprián operations.

Net (loss) income attributable to noncontrolling interest was $(1) in the third quarter of 2026 compared with $2 in the second quarter of 2026. The change primarily reflects increased energy prices in July 2026.

Net (loss) income attributable to noncontrolling interest was $(7) in the nine-month period of 2026 compared with $(27) in the nine-month period of 2025. The change is primarily a result of higher average realized price of aluminum, partially offset by higher costs associated with the smelter restart and lower average realized price of alumina.

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

Alumina

Business Update. The average API of $332 per metric ton increased 8 percent compared to the prior quarter. Compared to the nine-month period of 2025, the average API decreased 30 percent year-over-year.

In the third quarter of 2026, the Alumina segment continued to experience elevated energy prices, primarily for fuel oil and diesel, which initially increased in the second quarter of 2026 in connection with the Middle East conflict.

In July 2026, the Pinjarra (Australia) refinery recovered stability and operating levels following operational instability that began in late March 2026 and was further exacerbated by gas supply disruptions associated with Cyclone Narelle.

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

	Quarter ended		Nine months ended
	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Bauxite production (mdmt)	9.3	8.3	26.7	28.1
Third-party bauxite shipments (mdmt)	1.5	1.5	5.1	7.6
Alumina production (kmt)	2,467	2,218	7,040	7,159
Third-party alumina shipments (kmt)	1,652	1,618	4,881	6,505
Intersegment alumina shipments (kmt)	1,314	1,142	3,642	3,294
Produced alumina shipments (kmt)	2,399	2,288	6,893	7,148

Third-party bauxite sales	$85	$85	$294	$564
Third-party alumina sales	595	552	1,680	2,904
Total segment third-party sales	$680	$637	$1,974	$3,468
Intersegment alumina sales	542	453	1,440	1,653
Total sales	$1,222	$1,090	$3,414	$5,121
Adjusted operating costs	850	843	2,430	2,272
Other segment items	373	343	1,121	1,979
Segment Adjusted EBITDA	$(1)	$(96)	$(137)	$870

Average realized third-party price per metric ton of alumina	$353	$334	$337	$442
Adjusted operating cost per metric ton of produced alumina shipped	$354	$368	$352	$318

Production

Sequential period comparison

Alumina production increased 11 percent primarily as a result of:

•
Higher production at the Pinjarra refinery due to improved stability in the third quarter of 2026

Year-to-date comparison

Alumina production decreased 2 percent primarily as a result of:

•
Lower production at the Pinjarra refinery due to operational instability from late March 2026 through July 2026

Third-party sales

Sequential period comparison

Third-party sales increased $43 primarily as a result of:

•
Higher average realized price of $19 per metric ton principally driven by a higher average API
•
Higher shipments of alumina primarily due to higher production

Year-to-date comparison

Third-party sales decreased $1,494 primarily as a result of:

•
Lower shipments of alumina primarily due to lower sales of externally sourced alumina to satisfy certain customer commitments, lower production, and decreased trading
•
Lower average realized price of $105 per metric ton principally driven by a lower average API
•
Lower volumes and price from bauxite offtake and supply agreements

Intersegment alumina sales

Sequential period comparison

Intersegment alumina sales increased $89 primarily as a result of:

•
Higher alumina shipments primarily due to smelter capacity restarts
•
Higher average API on sales to the Aluminum segment

Year-to-date comparison

Intersegment alumina sales decreased $213 primarily as a result of:

•
Lower average API on sales to the Aluminum segment

Partially offset by:

•
Higher alumina shipments primarily due to smelter capacity restarts

Segment Adjusted EBITDA

Sequential period comparison

Segment Adjusted EBITDA increased $95 primarily as a result of:

•
Higher average realized price
•
Improved production costs, primarily related to the recovery of stability at the Pinjarra refinery

Year-to-date comparison

Segment Adjusted EBITDA decreased $1,007 primarily as a result of:

•
Lower average realized price
•
Lower volumes and price from bauxite offtake and supply agreements
•
Unfavorable currency impacts
•
Higher energy prices, primarily fuel oil and diesel, associated with the Middle East conflict

Partially offset by:

•
Absence of a charge recorded in September 2025 to increase asset retirement obligations at the Poços de Caldas (Brazil) refinery

Forward Look. For the fourth quarter of 2026 in comparison to the third quarter of 2026, the Alumina segment expects to maintain the strong operational performance delivered in the third quarter of 2026, with higher shipments offsetting planned maintenance.

Alcoa expects total 2026 Alumina segment production and shipments to remain unchanged from its prior projection, ranging between 9.5 and 9.6 million metric tons and between 11.5 and 11.6 million metric tons, respectively. The difference between production and shipments reflects trading volumes and externally sourced alumina to fulfill customer contracts.

Aluminum

Business Update. Aluminum prices decreased sequentially with LME prices on a 15-day lag averaging $3,228 per metric ton in the third quarter of 2026.

San Ciprián Smelter

The restart of the San Ciprián smelter was completed on April 7, 2026. At September 30, 2026, in connection with the viability agreement reached with the workers’ representatives of the San Ciprián smelter in December 2021 and subsequently updated in February 2023, the Company had restricted cash of $75 available for capital improvement commitments and restart costs incurred (which is subject to review by the workers’ representatives prior to release) at the site.

Capacity Restarts

During the third quarter of 2026, the Company completed the restart of the Alumar (Brazil) smelter after the continued progress in the second quarter of 2026. The total annual capacity of the site is 268 kmt (Alcoa share).

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

	Quarter ended		Nine months ended
	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Aluminum production (kmt)	649	636	1,892	1,715
Total aluminum shipments (kmt)	693	726	2,032	1,855
Produced aluminum shipments (kmt)	636	680	1,896	1,724

Third-party aluminum sales	$3,137	$3,446	$9,165	$6,016
Other(1)	(116)	(116)	(278)	(119)
Total segment third-party sales	$3,021	$3,330	$8,887	$5,897
Intersegment sales	5	5	15	14
Total sales	$3,026	$3,335	$8,902	$5,911
Adjusted operating costs	1,645	1,688	4,763	4,558
Other segment items	519	574	1,510	815
Segment Adjusted EBITDA	$862	$1,073	$2,629	$538

Average realized third-party price per metric ton of aluminum	$4,527	$4,752	$4,512	$3,242
Adjusted operating cost per metric ton of produced aluminum shipped	$2,584	$2,481	$2,512	$2,644

(1)
Other includes third-party sales of energy, as well as realized gains and losses related to embedded derivative instruments designated as cash flow hedges of forward sales of aluminum.

Production

Sequential period comparison

Production increased 2 percent primarily as a result of:

•
Completion of capacity restarts at the Portland (Australia) and Lista (Norway) smelters in the second quarter of 2026 and completion of the Alumar smelter restart in the third quarter of 2026

Year-to-date comparison

Production increased 10 percent primarily as a result of:

•
Completion of the San Ciprián smelter restart and completion of capacity restarts at the Lista and Portland smelters

Third-party sales

Sequential period comparison

Third-party sales decreased $309 primarily as a result of:

•
Lower shipments primarily due to absence of second quarter 2026 shipments of inventory associated with first quarter inventory repositioning
•
Lower average realized price of $225 per metric ton, primarily driven by a lower average LME (on a 15-day lag)

Year-to-date comparison

Third-party sales increased $2,990 primarily as a result of:

•
Higher average realized price of $1,270 per metric ton driven by a higher average LME (on a 15-day lag) and higher regional premiums, particularly the Midwest premium (United States and Canada) which rose by an average of 118 percent and the Rotterdam premium (Europe) which rose by an average of 113 percent
•
Higher shipments primarily due to increased production related to capacity restarts
•
Higher third-party energy sales

Partially offset by:

•
Unfavorable impacts from certain energy contracts linked to metal pricing

Segment Adjusted EBITDA

Sequential period comparison

Segment Adjusted EBITDA decreased $211 primarily as a result of:

•
Lower average realized price
•
Unfavorable raw material costs primarily on higher market prices for carbon materials and higher average alumina input costs
•
Lower shipments

Partially offset by:

•
Improved production costs primarily due to efficiencies at higher production rates
•
Lower tariffs on U.S. imports of aluminum from Canada under Section 232 of the Trade Expansion Act of 1962

Year-to-date comparison

Segment Adjusted EBITDA increased $2,091 primarily as a result of:

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
•
Unfavorable impacts from certain energy contracts linked to metal pricing
•
Higher costs associated with the restart of the San Ciprián smelter
•
Unfavorable currency impacts

The following table provides consolidated capacity and curtailed capacity (each in kmt) for each smelter owned by Alcoa Corporation:

		September 30, 2026		June 30, 2026		September 30, 2025
Facility	Country	Capacity(1)	Curtailed	Capacity(1)	Curtailed	Capacity(1)	Curtailed
Portland(2)	Australia	197	12	197	13	197	32
São Luís (Alumar)(3)	Brazil	268	—	268	20	268	25
Baie-Comeau	Canada	324	—	324	—	324	—
Bécancour	Canada	350	—	350	—	350	—
Deschambault	Canada	287	—	287	—	287	—
Fjarðaál	Iceland	351	—	351	—	351	—
Lista(4)	Norway	95	—	95	—	95	10
Mosjøen	Norway	200	—	200	—	200	—
San Ciprián(5)	Spain	228	—	228	—	228	163
Massena West	U.S.	130	—	130	—	130	—
Warrick	U.S.	215	54	215	54	215	54
		2,645	66	2,645	87	2,645	284

(1)
These figures represent Alcoa Corporation’s share of the facility Nameplate Capacity based on its ownership interest in the respective smelter.
(2)
In the second quarter of 2026, the Company completed the restart of 15 kmt of previously curtailed capacity at the Portland smelter in Australia that began in the first quarter of 2026.
(3)
In the third quarter of 2026, the Company completed the restart of its 268 kmt share of capacity at the Alumar smelter in São Luís, Brazil. The restart was announced in the third quarter of 2021 and production began in the second quarter of 2022.
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

Forward Look. For the fourth quarter of 2026 in comparison to the third quarter of 2026, the Aluminum segment expects higher production costs, primarily on planned maintenance, and higher raw material costs, primarily on higher market prices for carbon materials.

Alcoa expects 2026 total Aluminum segment production and shipments to remain unchanged from its prior projection, ranging between 2.4 and 2.6 million metric tons, and between 2.6 and 2.8 million metric tons, respectively.

Reconciliations of Certain Segment Information

Reconciliation of Total Segment Third-Party Sales to Consolidated Sales

	Quarter ended		Nine months ended
	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Alumina	$680	$637	$1,974	$3,468
Aluminum	3,021	3,330	8,887	5,897
Total segment third-party sales	$3,701	$3,967	$10,861	$9,365
Other	3	(1)	2	17
Consolidated sales	$3,704	$3,966	$10,863	$9,382

Reconciliation of Total Segment Adjusted EBITDA to Consolidated Net Income Attributable to Alcoa Corporation

	Quarter ended		Nine months ended
	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Total Segment Adjusted EBITDA	$861	$977	$2,492	$1,408
Unallocated amounts:
Transformation(1)	(32)	(23)	(82)	(53)
Intersegment eliminations	(2)	2	7	199
Corporate expenses(2)	(53)	(60)	(152)	(124)
Provision for depreciation, depletion, and amortization	(176)	(173)	(511)	(461)
Restructuring and other charges, net	(18)	4	(32)	(904)
Interest expense	(42)	(36)	(113)	(142)
Other income (expenses), net	32	(200)	(42)	1,172
Other(3)	3	(9)	(13)	(99)
Consolidated income before income taxes	573	482	1,554	996
Provision for income taxes	(91)	(73)	(246)	(79)
Net loss (income) attributable to noncontrolling interest	1	(2)	7	27
Consolidated net income attributable to Alcoa Corporation	$483	$407	$1,315	$944

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

Environmental Matters

See Part I Item 1 of this Form 10-Q in Note N to the Consolidated Financial Statements under caption Environmental Matters.

Liquidity and Capital Resources

Management believes that the Company’s cash on hand, projected cash flows, and liquidity options, combined with its strategic actions, will be adequate to fund the cash consideration for the pending acquisition of AliGroup and its short-term (at least 12 months) and long-term operating and other investing needs. Further, the Company has flexibility related to its use of cash; the Company has no significant debt maturities until 2029 and no significant cash contribution requirements related to its pension plan obligations.

Although management believes that Alcoa’s projected cash flows and other liquidity options will provide adequate resources to fund operating and investing needs, the Company’s access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) Alcoa Corporation’s credit rating; (ii) the liquidity of the overall capital markets; (iii) the current state of the economy and commodity markets; and (iv) short- and long-term debt ratings. There can be no assurances that the Company will continue to have access to capital markets on terms acceptable to Alcoa Corporation.

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

Cash from Operations

Cash provided from operations was $1,072 in the nine-month period of 2026 compared with $648 in the same period in 2025. Notable changes included:

•
$579 favorable change in net income (excluding impacts from restructuring charges, the gain on the sale of interest in the Saudi Arabia joint venture, and mark-to-market results on the Ma’aden shares), primarily due to higher aluminum pricing, partially offset by lower alumina pricing, unfavorable currency impacts, lower volumes and price from bauxite offtake and supply agreements, higher production costs associated with the restart of the San Ciprián smelter, and higher energy prices in the Alumina segment; and,
•
$413 unfavorable change in certain working capital accounts, primarily an increase in receivables in the nine-month period of 2026 on higher pricing for aluminum and an increase in inventories in the nine-month period of 2026 on higher production related to capacity restarts, partially offset by a decrease in accounts payable in the nine-month period of 2025 due to decreased alumina trading activity.

The Company has a Receivables Purchase Agreement facility to sell up to $175 of certain receivables through a wholly-owned special purpose entity (SPE) to a financial institution on a revolving basis. Alcoa Corporation guarantees the performance obligations of the Company subsidiaries, and unsold customer receivables are pledged as collateral to secure the sold receivables. At September 30, 2026, the SPE held unsold customer receivables of $719 pledged as collateral against the sold receivables.

The Company services the customer receivables and as customer payments are collected by the Company, the SPE either transfers additional receivables or remits the cash collections to the financial institution.

In the nine-month period of 2026, the Company sold gross customer receivables of $468 and reinvested collections of $468 from previously sold receivables. Cash remittances to the financial institution were $109 in the nine-month period of 2026. In the nine-month period of 2025, the Company sold gross customer receivables of $685 and reinvested collections of $685 from previously sold receivables. There were no cash remittances to or from the financial institution in the nine-month period of 2025.

Cash collections from previously sold receivables yet to be remitted or reinvested of $10 were included in Accounts payable, trade on the Consolidated Balance Sheet as of September 30, 2026. Cash received from sold receivables under the agreement are presented within operating activities on the Statement of Consolidated Cash Flows. See Part I Item 1 of this Form 10-Q in Note H to the Consolidated Financial Statements for additional information.

Financing Activities

Cash provided from financing activities was $2,291 in the nine-month period of 2026 compared to cash used for financing activities of $95 in the same period in 2025.

The source of cash in the nine-month period of 2026 was primarily $2,592 net proceeds from the issuance of the 2034 Notes and 2036 Notes (see below), partially offset by $219 to redeem the remaining aggregate principal amount of the 2028 Notes (see below), and $80 of dividends paid on stock.

The use of cash in the nine-month period of 2025 was primarily $890 to settle tender offers on the 2027 Notes and 2028 Notes, $79 of dividends paid on stock, $74 to fully repay an existing term loan, and $47 of net payments on short-term borrowings (see below), partially offset by $985 net proceeds from the issuance of the 2030 Notes and 2032 Notes and $27 of contributions from Trento EQT.

Short-term Borrowings

The Company periodically enters into inventory repurchase agreements whereby the Company sells aluminum to a third party and agrees to subsequently repurchase substantially similar inventory. Upon shipment of inventory, the Company does not record the sale and reflects cash received in Short-term borrowings within Other current liabilities on the Consolidated Balance Sheet. The cash received and subsequently paid under these agreements is included in Cash provided from (used for) financing activities on the Statement of Consolidated Cash Flows.

During the nine-month period of 2026, the Company recorded borrowings of $104 and repurchased inventory of $113 related to these agreements. During the nine-month period of 2025, the Company recorded borrowings of $51 and repurchased $98 of inventory related to these agreements.

There were no net borrowings from inventory repurchase agreements as of September 30, 2026.

Rule 144A and Regulation S Debt Issuances

On September 23, 2026, Alumina Pty Ltd and ANHBV completed debt issuances pursuant to Rule 144A and Regulation S of $1,500 aggregate principal amount of 6.625% Senior Notes due 2034 and $1,100 aggregate principal amount of 6.875% Senior Notes due 2036, respectively. The net proceeds of these issuances were $2,592, reflecting certain issuance costs.

The Company intends to use the proceeds, together with cash on hand, to fund the approximately $3,100 cash portion of the consideration for the AliGroup acquisition as well as related fees and expenses. The commissions to the initial purchasers on each series of notes, totaling $26, are contingent and payable upon closing of the Transaction (see AliGroup Acquisition above).

On May 15, 2026, ANHBV redeemed the remaining $219 aggregate principal amount of its 2028 Notes. The 2028 Notes were redeemed at a price equal to 100 percent of the principal amount, plus accrued and unpaid interest, using cash on hand.

See Part I Item 1 of this Form 10-Q in Note J to the Consolidated Financial Statements for additional information.

Credit Facilities

Revolving Credit Facility

The Company and ANHBV, the borrower, have a $1,250 revolving credit and letter of credit facility in place for working capital and/or other general corporate purposes (the Revolving Credit Facility). The Revolving Credit Facility, established in September 2016, most recently amended and restated in June 2022 and amended in July 2026, is scheduled to mature in June 2028. Subject to the terms and conditions under the Revolving Credit Facility, the Company or ANHBV may borrow funds or issue letters of credit. Under the terms of the January 2024 amendment (Amendment No. 1), the Company agreed to provide collateral for its obligations under the Revolving Credit Facility. In August 2025, Alcoa Corporation, ANHBV, and certain subsidiaries of the Company entered into Amendment No. 2 to the Revolving Credit Facility to allow for certain changes in the Company’s legal structure and update certain exceptions to collateral requirements. In May 2026, Alcoa Corporation, ANHBV, and certain subsidiaries of the Company entered into Amendment No. 3 to the Revolving Credit Facility extending maturity from June 2027 to June 2028 and modifying certain pricing provisions. In July 2026, Alcoa Corporation, ANHBV, and certain subsidiaries of the Company entered into Amendment No. 4 to the Revolving Credit Facility to exclude from the events of default certain repayments of indebtedness that may occur in connection with the Transaction (see AliGroup Acquisition above). See Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K in Note M to the Consolidated Financial Statements for the year ended December 31, 2025 for more information on the Revolving Credit Facility.

As of September 30, 2026, the Company was in compliance with all financial covenants. The Company may access the entire amount of commitments under the Revolving Credit Facility. There were no borrowings outstanding at September 30, 2026, and no amounts were borrowed during the nine-month periods of 2026 and 2025 under the Revolving Credit Facility.

Japanese Yen Revolving Credit Facility

The Company and ANHBV had a $200 revolving credit facility available to be drawn in Japanese yen (the Japanese Yen Revolving Credit Facility) that matured on April 24, 2026 with no amounts outstanding at expiration. There were no borrowings outstanding at December 31, 2025, and no amounts were borrowed in 2026 (prior to expiration) or 2025 under the Japanese Yen Revolving Credit Facility. See Part II Item 8 of Alcoa Corporation’s Annual Report on Form 10-K in Note M to the Consolidated Financial Statements for the year ended December 31, 2025 for more information on the Japanese Yen Revolving Credit Facility.

Bridge Financing

In connection with the Transaction (see AliGroup Acquisition above), on June 30, 2026, the Company obtained commitments for bridge financing of up to $3,100, which consisted of commitments for a senior unsecured 364-day bridge term loan credit facility that would be available upon closing of the Transaction. Upon completion of the debt offerings during the third quarter of 2026 (see Rule 144A and Regulation S Debt Issuances above), the Company terminated the remaining outstanding commitments for bridge financing. Bridge financing structuring fees of $6 were recorded in Interest expense during the third quarter of 2026. Bridge commitment fees of $16 are contingent and payable upon closing of the Transaction.

Dividend

On July 30, 2026, the Board of Directors declared a quarterly cash dividend of $0.10 per share of the Company’s common stock to stockholders of record as of the close of business on August 11, 2026. In August 2026, the Company paid cash dividends of $27.

Ratings

Alcoa Corporation’s cost of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short- and long-term debt ratings that the major credit rating agencies assign to Alcoa Corporation’s debt. Each agency’s rating is on a consolidated basis; therefore, the rating assessment applies to Alcoa Corporation, ANHBV, and Alumina Pty Ltd.

On July 2, 2026, Standard and Poor’s Global Ratings affirmed the rating of Alcoa’s long-term debt as BB+ and outlook as stable.

On July 1, 2026, Moody’s Investor Service affirmed the rating of Alcoa’s long-term debt as Ba1 and outlook as stable.

On March 11, 2026, Fitch Ratings affirmed Alcoa’s long-term debt rating as BB+ and revised the outlook from stable to positive.

Ratings are not a recommendation to buy or hold any of Alcoa’s securities and they may be revised or revoked at any time at the sole discretion of the rating organization.

Investing Activities

Cash used for investing activities was $515 in the nine-month period of 2026 compared with $251 for the same period in 2025.

In the nine-month period of 2026, the use of cash was primarily attributable to capital expenditures of $476, cash contributions to the ELYSIS® partnership of $47, and a cash contribution upon formation of the gallium joint venture of $24 (see Gallium Joint Venture).

In the nine-month period of 2025, the use of cash was primarily attributable to $375 related to capital expenditures, cash contributions to the ELYSIS partnership of $42, partially offset by cash received of $150 for the sale of interest in the Saudi Arabia joint venture and $11 for the sale of a non-core investment.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Alcoa Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the U.S. Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, and they have concluded that these controls and procedures were effective as of September 30, 2026.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

(dollars in millions)

We face a number of risks that could materially and adversely affect our business, results of operations, cash flow, liquidity, or financial condition. A full discussion of our risk factors can be found in Part I Item 1A. Risk Factors of Alcoa Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The information below includes additional risks relating to Alcoa’s proposed transaction to acquire South32 Limited’s (South32) equity interests in certain bauxite, alumina, and aluminum assets (the Transaction), pursuant to the Umbrella Implementation Deed (the Deed), dated as of June 30, 2026.

The Transaction may be delayed or may not be completed, each of which could adversely affect Alcoa’s business, financial condition, results of operations, or stock price.

Completion of the Transaction is subject to various conditions precedent, including regulatory and governmental approvals, approvals for listing of the Alcoa common stock and quotation of CHESS Depositary Interests (CDIs) to be issued in the Transaction, and other customary conditions specified in the Deed.

The regulatory and governmental approval process may take longer than expected, approvals may not be obtained, or approvals may be obtained only subject to terms that are not acceptable to Alcoa or South32 or consistent with the terms of the Deed. Alcoa and South32 may waive certain of these conditions precedent and also have termination rights under the Deed, in certain circumstances. If the Deed is terminated or any condition precedent is not satisfied or, where waivable, waived, the Transaction will not be completed.

Alcoa expects to incur significant costs associated with the Transaction. Alcoa’s fees and expenses related to the Transaction include financial advisor fees, filing fees, legal and accounting fees, and regulatory fees.

If the Transaction is delayed or not completed, Alcoa may not realize the expected benefits of the Transaction and may be adversely affected by negative reactions from financial markets, customers, suppliers, employees, or other business partners; the incurrence of significant transaction-related costs, including costs that are payable regardless of whether the Transaction is completed; potential termination fee obligations; and litigation relating to the Transaction.

The issuance of shares of Alcoa common stock dilutes the ownership position of Alcoa’s existing stockholders and the price of Alcoa common stock may be affected.

The consideration payable in the Transaction includes shares of Alcoa common stock (which may, in whole or in part, be delivered in the form of Alcoa CDIs) representing approximately 6 percent of Alcoa’s outstanding shares post issuance. Consequently, the Company’s existing stockholders will own a smaller proportion of Alcoa common stock following the completion of the Transaction.

The issuance of new shares of Alcoa common stock (which may, in whole or in part, be delivered in the form of Alcoa CDIs) could adversely affect the market price of Alcoa common stock. In addition, South32 shareholders, who will receive Alcoa common stock, or Alcoa CDIs (as the case may be),may decide to sell some or all of their shares or CDIs following completion of the Transaction, and South32 may ultimately effect a sale or distribution of the Alcoa common stock or CDIs it receives, each of which could have the effect of depressing the market price for Alcoa common stock. The price of Alcoa common stock and CDIs may fluctuate significantly in the days following the completion of the Transaction, including as a result of factors over which the Company has no control.

The market price of Alcoa common stock and Alcoa CDIs following completion of the Transaction may also be affected by a variety of factors, including whether expected benefits of the Transaction are realized; transaction-related costs are greater than expected; or Alcoa’s financial position, results of operations, or cash flows meet the expectations of investors and financial analysts. Consequently, the market price of Alcoa common stock or CDIs may decline following completion of the Transaction.

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

Indebtedness incurred to finance the Transaction may increase available capital and credit-related risks.

During the third quarter of 2026, the Company issued $2,600 of senior notes. The Company intends to use the proceeds, together with cash on hand, to fund the approximately $3,100 cash portion of the consideration for the Transaction as well as related fees and expenses. The increased indebtedness may, among other impacts, reduce Alcoa’s flexibility to respond to changing business and economic conditions, increase borrowing costs, and limit Alcoa’s ability to pursue strategic opportunities, further increasing capital and credit-related risks. In addition, risks, uncertainties, and events beyond Alcoa’s control could affect its ability to comply with applicable covenants, and failure to comply could result in a default, trigger cross-default provisions, permit lenders to accelerate debt maturities, or impair Alcoa’s ability to obtain additional financing or satisfy its obligations. See Part I Item 1 of this Form 10-Q in Note J to the Consolidated Financial Statements for additional information.

Any of these factors could adversely affect Alcoa’s financial condition, results of operations, cash flows, or credit profile.

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

Item 5. Other Information.

Trading Arrangements

None of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the U.S. Securities Exchange Act of 1934, as amended, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended September 30, 2026.

Item 6. Exhibits.

4.1

Indenture, dated as of September 23, 2026, among Alumina Pty Ltd, Alcoa Corporation, certain subsidiaries of Alcoa Corporation, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 23, 2026 (File No. 1-37816))

4.2

Indenture, dated as of September 23, 2026, among Alcoa Nederland Holding B.V., Alcoa Corporation, certain subsidiaries of Alcoa Corporation, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 23, 2026 (File No. 1-37816))

10.1*†	Terms and Conditions for Employee Restricted Share Units, effective July 29, 2026 (filed herewith)

10.2*†	Terms and Conditions for Employee Special Retention Awards, effective July 29, 2026 (filed herewith)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) (filed herewith)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) (filed herewith)

32.1	Certification of Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (furnished herewith)

32.2	Certification of Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (furnished herewith)

95.1	Mine Safety Disclosure (filed herewith)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Alcoa Corporation

October 29, 2026	/s/ Molly S. Beerman
Date	Molly S. Beerman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

October 29, 2026	/s/ Renee R. Henry
Date	Renee R. Henry
Senior Vice President and Controller
(Principal Accounting Officer)